Form 10QSB
period 2001-06-30
PRO PHARMACEUTICALS INC
filed 2001-09-07
CIK 1133416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                        Commission file number 000-32877

                            PRO-PHARMACEUTICALS, INC.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                                   04-3562325
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

            189 Wells Avenue, Suite 200, Newton, Massachusetts 02459
                    (Address of principal executive offices)

                                 (617) 559-0033
                           (Issuer's telephone number)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                                 NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $0.001 per share, outstanding as of August 31, 2001, was 13,641,580.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                                TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.   Financial Statements.................................................1

               Review Report of Independent Accountants........................1

               Balance Sheets..................................................2

               Statements of Operations........................................4

               Statement of Changes in Stockholders' Deficit...................5

               Statements of Cash Flows........................................6

               Notes to Financial Statements...................................8

Item 2.   Plan of Operation...................................................14

Part II -- OTHER INFORMATION

Item 1.   Legal Proceedings...................................................19

Item 2.   Changes in Securities...............................................19

Item 3.   Defaults Upon Senior Securities.....................................19

Item 4.   Submission of Matters to a Vote of Security Holders.................19

Item 5    Other Information...................................................19

Item 6.   Exhibits and Reports on Form 8-K....................................20

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Pro-Pharmaceuticals, Inc.
Newton, Massachusetts


We have reviewed the accompanying balance sheet of Pro-Pharmaceuticals, Inc. as of June 30, 2001 and the related statements of operations, changes in stockholders' deficit and cash flows for the three-month and six-month periods then ended and for the period from inception (July 10, 2000) through June 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The balance sheet of Pro-Pharmaceuticals, Inc. as of December 31, 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended (not presented herein) were previously audited in accordance with auditing standards generally accepted in the United States of America by another accountant, whose report dated February 10, 2001, expressed an unqualified opinion on those financial statements. The accompanying balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Scillia Dowling & Natarelli LLC
SCILLIA DOWLING & NATARELLI LLC

Hartford, Connecticut
August 31, 2001

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
BALANCE SHEETS


                                                         June 30,   December 31,
                                                           2001        2000
                                                         ---------  -----------
                                                        (unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                            $ 746,351    $204,745
    Other current assets                                     2,409        --
                                                         ---------    --------

                                                           748,760     204,745
                                                         ---------    --------

PROPERTY AND EQUIPMENT, at cost                             15,812        --
    Less accumulated depreciation                           (1,119)       --
                                                         ---------    --------

                                                            14,693        --
                                                         ---------    --------

OTHER ASSETS
    Patent                                                   8,695       8,695
    Debt issuance costs, net of accumulated
       amortization of $8,583 and $0 at June 30, 2001
       and December 31, 2000, respectively                  27,417      14,500
    Deposit                                                 26,950        --
    Contractual rights                                     107,000        --
                                                         ---------    --------

                                                           170,062      23,195
                                                         ---------    --------


                                                         $ 933,515    $227,940
                                                         =========    ========




See notes to financial statements
                                       2

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
BALANCE SHEETS (continued)


                                                       June 30,     December 31,
                                                         2001          2000
                                                     -----------    ---------
                                                     (unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                 $   222,414    $  24,129
    Accrued expenses                                      78,451       23,238
    Other current liabilities                             12,629         --
                                                     -----------    ---------

          Total current liabilities                      313,494       47,367

CONVERTIBLE NOTES PAYABLE                              1,310,602      284,500
                                                     -----------    ---------

          Total liabilities                            1,624,096      331,867
                                                     -----------    ---------

STOCKHOLDERS' DEFICIT
    Common voting shares, $0.001 par value,
       100,000,000 shares authorized,
       13,576,560 and 12,354,670 shares
       issued and outstanding at June 30, 2001
       and December 31, 2000, respectively                13,577       12,355
    Undesignated shares, $0.01 par value,
       5,000,000 shares authorized, none issued             --           --
    Private placement units of common
       stock and warrants                                133,000         --
    Additional paid-in capital                           103,423         --
    Stock subscription receivable                           --         (3,355)
    Deficit accumulated during development stage        (940,581)    (112,927)
                                                     -----------    ---------

                                                        (690,581)    (103,927)
                                                     -----------    ---------

                                                     $   933,515    $ 227,940
                                                     ===========    =========




See notes to financial statements.
                                        3

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS


                                                                          Period from
                                                                           Inception
                                        For the Three    For the Six    (July 10, 2000)
                                        Months Ended    Months Ended        through
                                        June 30, 2001   June 30, 2001    June 30, 2001
                                        -------------   -------------   ---------------
                                         (unaudited)     (unaudited)      (unaudited)

REVENUE                                 $       --       $       --       $       --
                                        ------------     ------------     ------------

RESEARCH AND DEVELOPMENT
    Consulting fees and salaries              73,802          132,101          182,101
    Laboratory fees                           48,590           64,690           73,690
                                        ------------     ------------     ------------

                                             122,392          196,791          255,791
                                        ------------     ------------     ------------

GENERAL AND ADMINISTRATIVE
    Legal                                    149,506          219,370          226,019
    Salaries                                  45,834           45,834           45,834
    Payroll taxes and benefits                 7,416            7,416            7,416
    Consulting                                62,792           87,754          112,754
    Rent                                      13,160           13,160           13,160
    Office expenses                           74,017          105,038          110,809
    Contributions                                100            5,100            5,100
    Accounting                                71,841           84,841           92,341
    Marketing                                 24,149           24,149           24,149
    Miscellaneous                              1,274            1,274            1,274
    Repairs and maintenance                    1,097            1,097            1,097
    Depreciation and amortization              5,619            9,972            9,972
    Telephone and utilities                    2,117            4,723            9,023
    Travel and entertainment                   6,008            6,674           10,404
                                        ------------     ------------     ------------

                                             464,930          616,402          669,352
                                        ------------     ------------     ------------

            NET LOSS FROM
               OPERATIONS                   (587,322)        (813,193)        (925,143)
                                        ------------     ------------     ------------

OTHER INCOME (EXPENSE)
    Interest income                            5,087           12,666           12,927
    Interest expense                         (15,908)         (27,127)         (28,365)
                                        ------------     ------------     ------------

                                             (10,821)         (14,461)         (15,438)
                                        ------------     ------------     ------------

NET LOSS                                $   (598,143)    $   (827,654)    $   (940,581)
                                        ============     ============     ============

LOSS PER SHARE
    Basic                               $      (0.05)    $      (0.07)    $      (0.07)
                                        ============     ============     ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
    Basic                                 12,354,670       12,660,142       12,660,142
                                        ============     ============     ============




See notes to financial statements.
                                       4

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                                        Private
                                                                                       Placement
                                                                                        Units of
                               Common Voting Shares  Undesignated Shares     Stock       Common    Additional
                               --------------------  -------------------  Subscription  Stock and    Paid-in   Retained
                                 Shares     Amount     Shares    Amount    Receivable   Warrants     Capital   Earnings     Total
                                 ------     ------     ------    ------   ------------ ----------  ----------  --------     -----

Issuance of Common Stock of
     Pro-Pharmaceuticals, Inc.  12,354,670   $12,355      --     $  --       $(3,355)   $   --      $   --    $    --     $   9,000

Net loss                              --        --        --        --          --          --          --     (112,927)   (112,927)
                                ----------   -------   -------   -------     -------    --------    --------  ---------   ---------

Balance at December 31, 2000    12,354,670    12,355      --        --        (3,355)       --          --     (112,927)   (103,927)

Issuance of Stock to Acquire
    Contractual Rights, and
    Payment of Stock
    Subscription Receivable      1,221,890     1,222      --        --         3,355        --       103,423       --       108,000

Sale of Private Placement
    Units, beginning June 2001        --        --        --        --          --       133,000        --         --       133,000

Net loss                              --        --        --        --          --          --          --     (827,654)   (827,654)
                                ----------   -------   -------   -------     -------    --------    --------  ---------   ---------

Balance at June 30, 2001
    (unaudited)                 13,576,560   $13,577      --     $  --       $  --      $133,000    $103,423  $(940,581)  $(690,581)
                                ==========   =======   =======   =======     =======    ========    ========  =========   =========




See notes to financial statements.
                                        5

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS


                                                                                       Period from
                                                                                        Inception
                                                    For the Three     For the Six    (July 10, 2000)
                                                    Months Ended     Months Ended        through
                                                    June 30, 2001    June 30, 2001    June 30, 2001
                                                    -------------    -------------   ---------------
                                                     (unaudited)      (unaudited)      (unaudited)

CASH FLOWS FROM
    OPERATING ACTIVITIES
    Net loss                                          $(598,143)      $  (827,654)      $  (940,581)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                   5,619             9,972             9,972
          Changes in assets and liabilities:
            Other current assets                         (2,409)           (2,409)           (2,409)
            Accounts payable and                           --
               accrued expenses                         196,007           240,756           264,595
            Other current liabilities                     2,601             2,601             2,601
                                                      ---------       -----------       -----------

            Net cash used in operating activities      (396,325)         (576,734)         (665,822)
                                                      ---------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Patent costs                                           --                --              (8,695)
    Deposit                                             (26,950)          (26,950)          (26,950)
    Purchase of property and equipment                  (15,812)          (15,812)          (15,812)
                                                      ---------       -----------       -----------

            Net cash used in investing activities       (42,762)          (42,762)          (51,457)
                                                      ---------       -----------       -----------

CASH FLOWS FROM
    FINANCING ACTIVITIES
    Proceeds from sale of private placement units       133,000           133,000           133,000
    Proceeds from the issuance
       of common stock                                     --                --               9,000
    Proceeds from the issuance of
       convertible notes payable                        211,500         1,026,102         1,310,602
    Increase in due to stockholder                         --               1,000            10,028
    Cash received from stock
       subscription receivable                             --               1,000             1,000
                                                      ---------       -----------       -----------

            Net cash provided by
               financing activities                     344,500         1,161,102         1,463,630
                                                      ---------       -----------       -----------

            NET (DECREASE)
               INCREASE IN CASH                         (94,587)          541,606           746,351

CASH AND CASH EQUIVALENTS, Beginning                    840,938           204,745              --
                                                      ---------       -----------       -----------

CASH AND CASH EQUIVALENTS, Ending                     $ 746,351       $   746,351       $   746,351
                                                      =========       ===========       ===========




See notes to financial statements.
                                       6

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS (continued)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES

    During the three months ended June 30, 2001, the Company received certain contractual rights from Developed Technology Resource, Inc., valued at $107,000, in exchange for shares of the common stock of the Company.

    During the period from inception  (July 10, 2000) through June 30, 2001, the
       Company capitalized debt issuance costs totaling $35,000, a long-term asset, by incurring an accrued liability of the same amount.




See notes to financial statements.
                                       7

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 -- OPERATIONS

Nature of Operations

Pro-Pharmaceuticals, Inc. (the Company), was established in Massachusetts in July 2000 to identify, develop, and seek regulatory approval of technology that will reduce toxicity and improve the efficacy of currently existing chemotherapy drugs by combining the drugs with a number of specific carbohydrate compounds. The carbohydrate-based drug delivery system may also have applications for drugs now used to treat other diseases and chronic health conditions. As detailed below, the Company is a Nevada corporation.

The Company is in the development stage while it is focusing on research and raising capital. Its product candidates are still in research and development, with none yet in clinical trials. Principal risks to the Company include uncertainty of product development and generation of revenues; dependence on outside sources of capital; risks associated with clinical trials of products; dependence on third-party collaborators for research operations; lack of experience in clinical trials; need for regulatory approval of products; risks associated with protection of intellectual property; and competition with larger, better-capitalized companies.

On May 15, 2001, Pro-Pharmaceuticals, Inc., a Nevada corporation organized in January 2001 and formerly known as DTR-Med Pharma Corp. (Pro-Pharmaceuticals-
NV), issued 12,354,670 of its shares of common stock to the stockholders of Pro-Pharmaceuticals, Inc., a Massachusetts corporation organized in July 2000 (Pro-Pharmaceuticals-MA), in exchange for all of the outstanding shares of the common stock of Pro-Pharmaceuticals-MA. Such exchange diluted the ownership percentage of the prior Pro-Pharmaceuticals-NV stockholders to approximately 9% and resulted in the prior stockholders of Pro-Pharmaceuticals-MA owning approximately 91% of Pro-Pharmaceuticals-NV's outstanding shares. Following the exchange of stock, Pro-Pharmaceuticals-MA as a wholly-owned subsidiary merged with Pro-Pharmaceuticals-NV which is the surviving corporation in the merger. As a legal effect of the merger, Pro-Pharmaceuticals-NV assumed all of the assets and liabilities of Pro-Pharmaceuticals-MA. For reporting purposes, however, the foregoing stock-exchange transaction has been accounted for as a reverse acquisition in which Pro-Pharmaceuticals-MA acquired all the assets and liabilities of Pro-Pharmaceuticals-NV and recorded them at their fair values and as if Pro-Pharmaceuticals-MA remained the reporting entity. The only assets of Pro-Pharmaceuticals-NV were contractual rights with a fair value of $107,000. Because Pro-Pharmaceuticals-NV is the surviving entity for legal purposes, all equity transactions have been restated in terms of this corporation's capital structure.

The Company believes that present cash resources are sufficient to fund, at least, the minimum level of research and development and general and administrative expenses over the next twelve months.

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the Company) at June 30, 2001 and December 31, 2000, and the results of operations, changes in stockholders' deficit and cash flows for the three months and six months ended June 30, 2001, and for the period from inception (July 10, 2000) through June 30, 2001. For further information, refer to the financial statements and disclosures that were filed by the Company with the Securities and Exchange Commission in a registration statement on Form 10-SB (General Form for Registration of Securities of Small Business Issuers) (File No. 000-32877). That registration became effective as of August 13, 2001.

NOTE 3 -- PRIVATE PLACEMENT

On May 25, 2001, the Company began a private placement of securities exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933 in order to raise $5,145,000. The securities consist of 1,470,000 units offered at $3.50 each of one share of its common stock and one four-year warrant exercisable at $6.50 to purchase one share of common stock. The warrant is subject, following written notice, to acceleration if either (i) the Company files a "New Drug Application" with the Food and Drug Administration; or (ii) the Company's stock is listed on an exchange and its closing price exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days, or if the Company's stock is quoted on the NASDAQ National Market System or Small Cap Market, or over-the-counter, and the average of the closing bid and asked prices thereon exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days.

As of June 30, 2001, the Company had received proceeds of $133,000 from the sale of the securities offered in the private placement representing 38,000 units. Those purchases will result in the Company issuing 38,000 shares of common stock and warrants to purchase 38,000 shares of its common stock.

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


NOTE 4 -- PER SHARE DATA

The shares of common stock issuable upon (i) exercise of the warrants issued pursuant to the May 2001 private placement of the Company; (ii) conversion of the convertible notes issued by Pro-Pharmaceuticals (Massachusetts) and assumed by the Company; and (iii) exercise of the warrants issued to such noteholders who elect an early conversion of their convertible notes (see Note 8) have not been included in the calculation of loss per share of common stock as the effect of such an inclusion would be anti-dilutive reducing the loss per share.

The outstanding shares have been restated to reflect the shares outstanding as of each period based upon the reverse acquisition transactions (see Note 1).

NOTE 5 -- RELATED PARTY TRANSACTIONS

The Company has incurred consulting expenses as follows, to a corporation controlled by a person who is also a stockholder, director and officer of the Company for financing and business development services classified as a general and administrative expense in the financial statements, to a stockholder for strategic advisory services also classified as general and administrative expense, and to a corporation controlled by a stockholder formerly an officer of the Company for research and development services and so classified.





                                                                  Period from
                                                                   Inception
                                    For the Three   For the Six  (July 10, 2000)
                                    Months Ended   Months Ended     through
                                    June 30, 2001  June 30, 2001  June 30, 2001
                                    -------------  ------------- ---------------

   General and administrative fees     $ 12,500       $ 76,352      $ 88,852
   Research and development              25,000         50,895        75,895
                                       --------       --------      --------

                                       $ 37,500       $127,247      $164,747
                                       ========       ========      ========

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


NOTE 6 - LEASE OBLIGATION

In June 2001, the Company entered into a sublease for certain office space at 189 Wells Avenue, Newton, Massachusetts. The sublease required the Company to provide a security deposit of $48,883, of which up to $24,442 could be in the form of a letter of credit. The Company paid $26,950 in cash and provided the remainder of the security deposit in the form of a letter of credit. Additionally, the Company has to assume its proportional share of expenses of the building. The following is a schedule of the minimum lease payments for that agreement:

      Years ended
        June 30,
      -----------
          2002                                               $ 89,147
          2003                                                105,174
          2004                                                106,420
          2005                                                107,656
          2006                                                100,234
                                                             --------
                                                             $508,631
                                                             ========

NOTE 7 -- COMMITMENTS AND CONTINGENCY

Litigation

SafeScience, Inc. (SafeScience), a prior employer of David Platt, Ph.D., founder of the Company, issued a demand letter dated February 15, 2001 alleging that Dr. Platt directly and indirectly, through his activity in the Company, is engaged in a business competitive with SafeScience in violation of a non-competition covenant binding on Dr. Platt. Dr. Platt, by his counsel, responded in a letter dated February 19, 2001 denying such violation and inviting a substantive meeting to discuss the allegations. No determination has been made of the likelihood of a favorable or unfavorable outcome, nor has any estimate been made as to the amount or range, if any, of potential loss. The Company intends to contest the allegations vigorously.

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


Financial Consulting Agreement

In August 2001, the Company retained I.W. Miller Group, Inc. of Irvine, California, for two years to provide the Company with financial public relations and financial consulting services. Either party may terminate on thirty days' notice. The Miller Group has agreed to prepare informational materials about the Company's business for potential investors and business partners, to assist the Company in seeking business relationships, to introduce the Company to sources of investment capital, to assist in negotiating financing terms, to introduce the Company to potential media outlets and to advise the Company about investor relations. The Company paid a fee of $10,000 to the Miller Group on signing the agreement, and has agreed to issue shares of its common stock to the Miller Group over the term of the agreement. The Company will be required to pay finders' fees and retainer fees and issue additional shares of common stock to the Miller Group as follows:

     a) $12,500 monthly retainer for six months commencing upon and subject to locating investment capital of $250,000 from Miller Group sources or introductions. The monthly retainer will resume for a second six month period provided Miller Group introductions have invested $750,000 in the Company through the term of the agreement. For amounts raised from Miller Group introductions in excess of the above thresholds, additional shares of restricted stock will be issued based upon the increments in the amount of funds raised.

     b) The Miller Group will receive a finder's fee of 10 percent in cash of all capital raised for the Company.

Private Placement

On August 22, 2001, the Company sold 133,400 units of the offered securities described in Note 3 for $400,200 to one subscriber willing to make a substantial investment. The aggregate purchase price for such securities represents a reduction of the unit price from $3.50 to $3.00. In addition, the holder's exercise price under the warrant is reduced from $6.50 to $5.00 and the Company's exercise acceleration rights occur at $10.00 rather than $11.00 (see
Note 3 for detail). The Company also granted this subscriber an option to purchase an additional 200,000 units of the offered securities upon the same terms at any time until after 30 days after the Company notifies the investor that an investigational new drug application of the Company filed with the Food and Drug Administration has become effective with respect to any one compound.

As a result of agreeing to accept different terms on the offered securities with such investor, the Company intends to notify each previous purchaser of such securities of such event. This could result in the Company agreeing to refund some or all of the previous investments.

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


Consulting Arrangements

The Company has entered into consulting arrangements, each terminable on thirty days' notice, with (i) a corporation controlled by a person who is a stockholder, director and officer of the Company for financing and business development services in consideration of $10,000 per month and expense reimbursement, (ii) a corporation controlled by a person who is a stockholder and former officer of the Company for research and development services in consideration of $5,000 per month and expense reimbursement, and (iii) an individual otherwise unaffiliated with the Company with respect to product development services in consideration of $2,000 per month and expense reimbursement.

NOTE 8 -- SUBSEQUENT EVENTS

Convertible Notes

In August 2001, the Company requested that the holders of its outstanding convertible notes convert them, in accordance with their terms, to shares of its common stock prior to the notes' maturity dates. In order to encourage early conversion by September 7, 2001, the Company has offered to issue each noteholder who converts a common stock purchase warrant identical to the warrant offered in its ongoing private placement. In the case of a noteholder who accepts the Company's offer, the warrant issued would be exercisable to purchase such number of shares as is equal to the number of shares of the Company's common stock that the holder receives as of the conversion of the note. As of August 29, 2001, holders of notes with an aggregate principal amount of $627,002 have elected to accept the Company's early conversion offer.

Item 2. Plan of Operation

     This quarterly report on Form 10-QSB contains, in addition to historical information, forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in such statements. We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, the following: uncertainties as to the utility and market for our potential products; uncertainties associated with preclinical and clinical trials of our drug delivery candidates; our lack of experience in product development and expected dependence on potential licensees and collaborators for commercial manufacturing, sales, distribution and marketing of our potential products; possible development by competitors of competing products and technologies; lack of assurance regarding patent and other protection of our proprietary technology; compliance with and change of government regulation of our activities, facilities and personnel; uncertainties as to the extent of reimbursement for our potential products by government and private health insurers; our dependence on key personnel; our history of operating losses and accumulated deficit; and economic conditions related to the biotechnology and biopharmaceutical industry, each as discussed in our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission. We cannot assure you that we have identified all the factors that create uncertainties. Readers should not place undue reliance on forward-looking statements. We have no obligation to publicly update forward-looking statements we make in this Form 10-QSB.

Overview

     We are currently in the development stage and have not yet generated any operating revenues. Since the formation in July 2000 of our predecessor, Pro-Pharmaceuticals, Inc., a Massachusetts corporation, we have been engaged in research and development activities in connection with identifying and developing a technology that will reduce toxicity and improve the efficacy of currently-used drug therapies, including cancer chemotherapies, by combining the drugs with a number of carbohydrate compounds. Our preliminary studies have identified certain mannans, a group of polysaccharides, that could be utilized as a potential drug delivery system. Polysaccharides are molecules consisting of one or more types of sugars. In the case of mannans, the principal component is the sugar mannose, which is similar to glucose. We believe that a mannan having a suitable chemical structure and composition, when attached to or combined with the active agent of a chemotherapy drug, would increase cellular membrane fluidity and permeability, thereby assisting delivery of the drug.

     During 2001 we conducted preclinical animal experiments to study the reduction of toxicity of two widely-used anti-cancer drugs, 5-Fluorouracil (5-FU) and Adriamycin, in combination with mannan compounds we selected for the studies. Preliminary results of studies in which toxicity was measured based on animal survival rates, indicate that one of the mannan compounds may significantly decrease the toxicity of 5-FU, and another mannan may significantly decrease the toxicity of Adriamycin. In another preclinical experiment, we studied toxicity reduction of 5-FU in combination with the same mannan that demonstrated toxicity reduction in the previous 5-FU study. In this experiment, toxicity was measured by effect on blood count. Preliminary results indicate that the mannan decreased toxicity of 5-FU by this measure as well, since the 5-FU/mannan combination resulted in decreased loss of hemoglobin, platelets and red blood cells compared to the loss resulting from administration of 5-FU alone.

     This year we also conducted preclinical animal experiments to study the efficacy of 5-FU in combination with the same mannan that demonstrated toxicity reduction. Our objective was to determine whether the desirable toxicity reduction of the 5-FU/mannan combination occurs at the expense of diminished drug efficacy. Preliminary results of these experiments indicate that such combination results in a significant increase in efficacy of the drug when administered into cancer-carrying animals.

     We are currently developing formulations of carbohydrates linked to anti-cancer drugs. We have chemically synthesized two novel products that are carbohydrate derivatives of Adriamycin, and have conducted preclinical animal experiments, studying both toxicity (on healthy animals) and efficacy (on cancer-carrying animals). Preliminary results of these experiments indicate that both of the synthesized carbohydrate-Adriamycin compounds are significantly less toxic compared with the original Adriamycin, and demonstrate therapeutic efficacy as well. We engaged independent laboratories to conduct all of the foregoing studies.

     We believe that the results of our studies show promise for carbohydrate-based anti-cancer drug delivery systems. We have no products and have not yet conducted any clinical trials.

Business Combination; Ownership and Management Structure

     We were incorporated as "DTR-Med Pharma Corp." under Nevada law in January 2001 for the purpose of acquiring all the outstanding stock of our predecessor, Pro-Pharmaceuticals, Inc., which was a Massachusetts corporation engaged in a business we desired to acquire. From our incorporation until just before the acquisition, we were a wholly-owned subsidiary of Developed Technology Resource, Inc., a Minnesota corporation whose common stock is publicly traded on the Over-the-Counter Bulletin Board. In exchange for 1,221,890 shares of our common stock, Developed Technology transferred to us contractual rights that are described in our registration statement on Form 10-SB under "Item 1. Description of Business -- Business of Pro-Pharmaceuticals -- Cancer Detection Technology." As part of that process, Developed Technology distributed its holdings of our common stock to its shareholders of record as of May 7, 2001. In anticipation of the acquisition of the Massachusetts company, we changed our name to "Pro-Pharmaceuticals, Inc."

     On May 15, 2001, we acquired all of the outstanding common stock of the Massachusetts company. We acquired these shares in exchange for 12,354,670 shares of our common stock. As a result, that company became our wholly owned subsidiary, and its shareholders through an exchange became owners of approximately 91% of the outstanding shares of our common stock, with the Developed Technology shareholders owning the remaining 9%. After the acquisition, we merged with the Massachusetts company and are the surviving corporation following the merger. The transaction has been accounted for as a reverse acquisition in which the predecessor company purchased our outstanding shares, due to the change in control of the entity. The business combination has been accounted for using purchase accounting, with the assets and liabilities of the acquired company being recorded at fair value.

     Concurrent with the acquisition, all of our original officers and directors resigned and were succeeded by the officers and directors of the predecessor Massachusetts company.

     As required by the stock exchange agreement that effected the acquisition, we filed a registration statement in June 2001 on Form 10-SB with the Securities and Exchange Commission in order to register our common stock under the Securities Exchange Act of 1934. The registration of our common stock under the Exchange Act became effective on August 13, 2001.

     We entered into a 5-year sublease commencing June 1, 2001 for approximately 2,830 square feet for our executive offices located at 189 Wells Avenue, Suite 200, Newton, Massachusetts 02459. The rent for the first year is $87,730 ($7,311 per month) and is subject to increase in subsequent years. The sublease is a so-called "triple net" lease, meaning that we must pay our proportionate share of items such as property taxes, insurance and operating costs. The sublease required us to provide a security deposit of $48,883, of which up to $24,442 could be in the form of a letter of credit. We paid $26,950 in cash and provided the remainder of the security deposit in the form of a letter of credit.

     We have entered into consulting arrangements directly and indirectly with an officer and certain advisors, in order to utilize their expertise at this stage of our corporate development. Each of the following agreements is terminable on thirty days' notice.

     Extol International Ltd., a company controlled by James Czirr, our Executive Vice President of Business Development and a director, has agreed to provide financing and business development services. This agreement provides for a monthly payment of $10,000 and reimbursement of expenses. Mr. Czirr owns more than 5% of our outstanding common stock.

     MIR International, Inc., a company controlled by Anatole A. Klyosov, Ph.D., a member of our Scientific Advisory Board and formerly our Senior Vice President and Chief Scientific Officer, has agreed to provide consulting services regarding our research and development including design of preclinical experimental protocols, arranging preclinical experiments, performing chemical synthetic work, preparing reports on biochemical study and clinical applications of carbohydrates. This agreement provides for a monthly payment of $5,000 and reimbursement of expenses. Dr. Klyosov owns more than 5% of our outstanding common stock.

     Eliezer Zomer, Ph.D., has agreed to provide consulting services with respect to the development of standard operations procedures for the manufacture of our medical products. This agreement provides for a monthly payment of $2,000 and reimbursement of expenses.

Plan of Operation

     For the twelve-month period ending June 30, 2002, our plan of operation is to:

     o Make drug delivery formulations to upgrade the anti-cancer drugs 5-Fluorouracil, Adriamycin, Taxol, Cytoxan and Cisplatin linked to carbohydrates, in quantities necessary for preclinical evaluation of the upgraded formulations

     o Based on results of preclinical evaluations, and depending on the availability of funds, select one or more of the drug enhancement systems to conduct clinical trials

     o File an Investigational New Drug (IND) application with the Food and Drug Administration to conduct clinical trials, aiming for a fast-track designation to shorten the FDA approval process

     o    Begin clinical trials

     We plan in subsequent years to complete clinical trials, file at least one New Drug Application (NDA) with the FDA and obtain FDA approval to market the product. We would then arrange for manufacture and marketing of our product(s).

     We do not plan to purchase or sell any plant or significant equipment during 2001. We expect to maintain our employee headcount at three to four.

Liquidity and Capital Resources

     Our capital resources to date consist primarily of the proceeds of a private placement of convertible notes issued and sold by the predecessor Massachusetts company in anticipation of its being acquired by us. These notes are now our corporate obligations as a result of the merger. See "Part II. Item 4. Recent Sales of Unregistered Securities" in our Form 10-SB for a discussion of the convertible notes. Sale of the notes as of June 30, 2001 resulted in aggregate proceeds of $1,310,602.

     We began as of May 25, 2001 a private placement of securities exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 in order to raise $5,145,000 to cover our expenditures. Purchasers under the private placement must qualify as "accredited investors" as such term is defined in Regulation D. The securities consist of 1,470,000 units, offered at $3.50 each, of one share of our common stock and one 4-year warrant exercisable at $6.50 to purchase one share of our common stock. The warrant is subject, following written notice, to acceleration if either (i) we file a New Drug Application with the FDA, or (ii) our stock is listed on an exchange and its closing price exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days or, if our stock is quoted on the NASDAQ National Market System or Small Cap Market, or over-the-counter, and the average of the closing bid and asked prices thereon exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days.

     In connection with an agreement with an early investor in this offering who was willing to invest a substantial amount of funds, we sold 133,400 of the units to that investor at $3.00 each, for a total of $400,200. We reduced the investor's warrant exercise price to $5.00, and changed the warrant acceleration provision to lower the 10-day closing price threshold to $10.00. We also granted that investor an option to purchase an additional 200,000 units on the same terms as the investor's current purchase. The option is exercisable at any time until 30 days after we notify the investor of our receipt of notice that an investigational new drug application filed by us with the FDA has become effective for any one of our compounds. As a result of agreeing to accept different terms on the offered securities with that investor, we intend to notify each previous purchaser of the sale to that investor. This could result in our agreeing to refund some or all of the previous investments.

     As of June 30, 2001 we had received proceeds of $133,000 from the sale of the securities offered in our private placement, and through August 27, 2001 we have received proceeds of $772,950. Such purchases will result in our issuing 239,900 shares of our common stock and warrants to purchase 239,900 shares.

     We have requested that the holders of the convertible notes described above convert them, in accordance with their terms, to shares of our common stock prior to the notes' maturity dates. In order to encourage early conversion by September 7, 2001, we have offered to issue each noteholder who converts a common stock purchase warrant identical to the warrant offered in our ongoing private placement. In the case of a noteholder who accepts our offer, the warrant we issue would be exercisable to purchase such number of shares as is equal to the number of shares of our common stock that the holder receives as of the conversion of the note. As of August 29, 2001 holders of notes with an aggregate principal amount of $627,002 have elected to accept our early conversion offer.

     Regardless of whether a noteholder accepts our early conversion offer or ever decides to convert, each of our noteholders is entitled to receive, as "additional consideration" for originally purchasing the note, one-half (1/2) share of our common stock for each dollar of principal. We are presently issuing an aggregate of 656,601 of such "additional compensation" shares. Based upon the offering price of the securities in our private placement, the conversion price under the convertible note is now fixed at one share of our common stock for each two dollars ($2.00) of unpaid principal and interest. All shares of common stock issued upon conversion of the notes are "restricted securities" as defined in Rule 144 under the Securities Act.

     As of June 30, 2001, we had approximately $746,000, and as of August 31, 2001 approximately $1,113,000, in cash and cash equivalents. We have budgeted expenditures for the twelve-month period ending June 30, 2002, of $5,000,000, comprised of anticipated expenditures for research and development ($3,200,000), general and administrative ($1,300,000), equipment and leaseholds ($200,000) and contingency allowance ($300,000).

     Additional funds may be raised through additional equity financings, as well as borrowings and other resources. We are currently holding discussions with potential investors. With the capital we have raised to date, and the additional $5,145,000 we are attempting to raise, we believe that we will be able to proceed with our current plan of operations and meet our obligations for approximately the next twelve months. If we do not raise the additional funds, we will have to cut our research and development expenditures to a minimum level for the next twelve months, since available cash at August 27, 2001 would be insufficient to cover more than equipment and leasehold costs and some administrative costs. In that case, overall administrative expenses for the next twelve months would have to be cut by approximately $500,000. If we have only minimal funds to spend on research and development, that would substantially slow progress that we might expect to make during the next twelve months in development of our business including commencement of clinical trials.

     In August 2001 we retained I.W. Miller Group, Inc., of Irvine, California, for two years to provide us with financial public relations and financial consulting services. Either party may terminate on thirty days' notice. The Miller Group has agreed to prepare informational materials about our business for potential investors and business partners, assist us in seeking business relationships, introduce us to sources of investment capital and assist in negotiating financing terms, introduce us to potential media outlets, and advise us about investor relations. We paid a fee of $10,000 to the Miller Group on signing the agreement, and have agreed to issue shares of our common stock to the Miller Group over the term of the agreement. We will be required to pay finders' fees and retainer fees and issue additional shares of common stock to the Miller Group if we receive threshold amounts of equity financing from Miller Group sources or introductions during the 2-year term. As of August 27, 2001, we have no current or pending financing transactions with any Miller Group sources or introductions.

     We expect to generate losses from operations for several years due to substantial additional research and development costs, including costs related to clinical trials. Our future capital requirements will depend on many factors, in particular our progress in and scope of our research and development activities, and the extent to which we are able to enter into collaborative efforts for research and development and, later, manufacturing and marketing products. We may need additional capital to the extent we acquire or invest in businesses, products and technologies. If we should require additional financing due to unanticipated developments, additional financing may not be available when needed or, if available, we may not be able to obtain this financing on terms favorable to us or to our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs, or may adversely affect our ability to operate as a going concern. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

                           PART II -OTHER INFORMATION


Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     During the quarter ended June 30, 2001, we began a private placement exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 in order to raise up to $5,145,000 to cover our budgeted expenditures as set forth in "Part I -- Financial Information -- Item 2. Plan of Operation -- Liquidity and Capital Resources," above. Purchasers under the private placement must qualify as "accredited investors" as that term is defined in Regulation D. The securities consist of 1,470,000 units, offered at $3.50 each, of one share of our common stock and one 4-year warrant exercisable at $6.50 to purchase one share of our common stock. The warrant is subject, following written notice, to acceleration if either (i) we file a New Drug Application with the FDA, or (ii) our stock is listed on an exchange and its closing price exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days or, if our stock is quoted on the NASDAQ National Market System or Small Cap Market, or over-the-counter, and the average of the closing bid and asked prices thereon exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days. For further information about this offering, please see "Part I -- Financial Information -- Item 2. Plan of Operation -- Liquidity and Capital Resources."

     As of June 30, 2001 we had received proceeds of $133,000 from the sale of the securities offered in our private placement, and through August 27, 2001 we have received proceeds of $772,950. Such purchases will result in our issuing 239,900 shares of our common stock and warrants to purchase 239,900 shares.


Item 3. Defaults Upon Senior Securities

     None


Item 4. Submission of Matters to a Vote of Security Holders

     None


Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number    Description of Document

3.1       Articles of Incorporation of the Registrant, dated January 26, 2001*

3.2       By-laws of the Registrant*

10.1 Assignment and Assumption Agreement, dated April 23, 2001, by and between Developed Technology Resource, Inc. and DTR-Med Pharma Corp.*

10.2 Stock Exchange Agreement, dated April 25, 2001, by and among Developed Technology Resource, Inc., DTR-Med Pharma Corp., Pro-Pharmaceuticals, Inc. (Massachusetts) and the Shareholders (as defined therein)*


* Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.

     (b)  Reports on Form 8-K

          None

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 5, 2001.


                                     PRO-PHARMACEUTICALS, INC.
                                     Registrant

                                     By: /s/ DAVID PLATT
                                         ------------------------------
                                         Name:  David Platt
                                         Title: President, Chief Executive
                                                Officer, Treasurer and Secretary
                                                (Principal Executive Officer and
                                                Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number    Description of Document

3.1       Articles of Incorporation of the Registrant, dated January 26, 2001*

3.2       By-laws of the Registrant*

10.1 Assignment and Assumption Agreement, dated April 23, 2001, by and between Developed Technology Resource, Inc. and DTR-Med Pharma Corp.*

10.2 Stock Exchange Agreement, dated April 25, 2001, by and among Developed Technology Resource, Inc., DTR-Med Pharma Corp., Pro-Pharmaceuticals, Inc. (Massachusetts) and the Shareholders (as defined therein)*


* Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.