Form 10QSB
period 2001-09-30
PRO PHARMACEUTICALS INC
filed 2001-11-14
CIK 1133416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2001


[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                        Commission file number 000-32877


                            PRO-PHARMACEUTICALS, INC.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                       04-3562325
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $0.001 per share, outstanding as of September 30, 2001, was 14,727,226.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [X]

                                TABLE OF CONTENTS


Part I -- FINANCIAL INFORMATION


Item 1.   Financial Statements

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


Item 2.    Plan of Operation..................................................14


Part II -- OTHER INFORMATION

Item 1.        Legal Proceedings..............................................20

Item 2.        Changes in Securities..........................................20

Item 3.        Defaults Upon Senior Securities................................20

Item 4.        Submission of Matters to a Vote of Security Holders............20

Item 5         Other Information..............................................20

Item 6.        Exhibits and Reports on Form 8-K...............................21

                        PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Pro-Pharmaceuticals, Inc.
Newton, Massachusetts


We have reviewed the accompanying balance sheet of Pro-Pharmaceuticals, Inc. as of September 30, 2001 and the related statements of operations, changes in stockholders' deficit and cash flows for the three-month and nine-month periods then ended and for the period from inception (July 10, 2000) through September 30, 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

The balance sheet of Pro-Pharmaceuticals, Inc. as of December 31, 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year the ended (not presented herein) were previously audited in accordance with auditing standards generally accepted in the United States of America by another accountant, whose report dated February 10, 2001, expressed an unqualified opinion on those financial statements. The accompanying balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/  Scillia Dowling & Natarelli LLC
     --------------------------------
     SCILLIA DOWLING & NATARELLI LLC


Hartford, Connecticut
October 30, 2001

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
BALANCE SHEETS


                                                         September 30,      December 31,
                                                             2001               2000
                                                          -----------        -----------
                                                          (unaudited)
ASSETS

CURRENT ASSETS
         Cash and cash equivalents                        $   865,913        $204,745
         Other current assets                                   2,228              --
                                                          -----------        --------

                                                              868,141         204,745
                                                          -----------        --------

PROPERTY AND EQUIPMENT, at cost                                96,800              --
         Less accumulated depreciation                         (2,572)             --
                                                          -----------        --------

                                                               94,228              --
                                                          -----------        --------

OTHER ASSETS
         Contractual rights                                   107,000              --
         Patent                                                47,345           8,695
         Debt issuance costs, net of accumulated
            amortization of $13,083 and $0 at
            September 30, 2001 and December 31, 2000,
            respectively                                        5,000          14,500
         Deposits and other assets                             48,883              --
                                                          -----------        --------

                                                              208,228          23,195
                                                          -----------        --------

                                                          $ 1,170,597        $227,940
                                                          ===========        ========


See notes to financial statements.

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
BALANCE SHEETS - continued


                                                           September 30,       December 31,
                                                                2001               2000
                                                           -------------       ------------
                                                           (unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
         Accounts payable                                  $   290,317        $  24,129
         Accrued expenses                                      189,690           23,238
         Other current liabilities                              10,029               --
                                                           -----------        ---------

               Total current liabilities                       490,036           47,367

CONVERTIBLE NOTES PAYABLE                                      195,000          284,500
                                                           -----------        ---------

               Total liabilities                               685,036          331,867
                                                           -----------        ---------

STOCKHOLDERS' DEFICIT

        Common voting shares, $0.001 par value,
           100,000,000 shares authorized, 14,727,226
           and 12,354,670 shares issued and
           outstanding at September 30, 2001 and
           December 31, 2000, respectively                      14,728           12,355
        Undesignated shares, $0.01 par value,
            5,000,000 shares authorized, none issued                --               --
        Private placement units of common
            stock and warrants                                 883,200               --
        Private placement units subscription receivable        (73,500)              --
        Additional paid-in capital                           1,288,005               --
        Stock subscription receivable                               --           (3,355)
        Deficit accumulated during development stage        (1,626,872)        (112,927)
                                                           -----------        ---------

                                                               485,561         (103,927)
                                                           -----------        ---------

                                                           $ 1,170,597        $ 227,940
                                                           ===========        =========


See notes to financial statements.

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS


                                                                                       Period from
                                                                                        Inception
                                               For the Three       For the Nine      (July 10, 2000)
                                               Months Ended        Months Ended          through
                                            September 30, 2001  September 30, 2001  September 30, 2001
                                            ------------------  ------------------  ------------------
                                                 (unaudited)        (unaudited)        (unaudited)
REVENUE                                        $         --        $         --        $         --
                                               ------------        ------------        ------------

RESEARCH AND DEVELOPMENT
    Consulting fees and salaries                    248,295             380,396             430,396
    Laboratory fees                                  86,140             150,830             159,830
                                               ------------        ------------        ------------

                                                    334,435             531,226             590,226
                                               ------------        ------------        ------------

GENERAL AND ADMINISTRATIVE
    Legal fees                                        2,108             221,478             228,127
    Consulting fees                                  50,036             147,115             172,115
    Salaries                                         84,501             130,335             130,335
    Accounting fees                                  24,230             113,746             121,246
    Office expenses                                   3,393              71,856              77,627
    Marketing                                        28,575              54,962              54,962
    Rent                                             27,781              40,941              40,941
    Travel and entertainment                          8,670              27,179              30,909
    Payroll taxes and benefits                       16,111              24,599              24,599
    Miscellaneous                                    16,507              17,697              17,697
    Depreciation and amortization                    23,870              33,572              33,572
    Telephone and utilities                           9,914              14,637              18,937
    Repairs and maintenance                           3,501              12,032              12,032
    Contributions                                        --               5,100               5,100
    Insurance                                         2,140               2,490               2,490
                                               ------------        ------------        ------------

                                                    301,337             917,739             970,689
                                               ------------        ------------        ------------

            NET LOSS FROM
               OPERATIONS                          (635,772)         (1,448,965)         (1,560,915)
                                               ------------        ------------        ------------

OTHER INCOME (EXPENSE)
    Interest income                                   4,326              16,992              17,253
    Interest expense                                (54,845)            (81,972)            (83,210)
                                               ------------        ------------        ------------

                                                    (50,519)            (64,980)            (65,957)
                                               ------------        ------------        ------------

NET LOSS                                       $   (686,291)       $ (1,513,945)       $ (1,626,872)
                                               ============        ============        ============

LOSS PER SHARE
    Basic                                      $      (0.05)       $      (0.12)       $      (0.12)
                                               ============        ============        ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
    Basic                                        13,883,404          13,074,466          13,017,978
                                               ============        ============        ============


See notes to financial statements.

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                            Common Voting Shares               Undesignated Shares              Stock
                                      ---------------------------------   ------------------------------      Subscription
                                         Shares            Amount           Shares           Amount           Receivable
                                      --------------   ----------------   ------------   ---------------      -------------
Issuance of Common Stock of
     Pro-Pharmaceuticals, Inc.            12,354,670        $ 12,355               --     $         --         $     (3,335)

Net loss                                          --              --               --               --                   --
                                      --------------   ----------------   ------------   ---------------      -------------

Balance at December 31, 2000              12,354,670          12,355               --               --               (3,355)

Issuance of Stock to Acquire
    Contractual Rights, and
    Payment of Stock
    Subscription Receivable                1,221,890           1,222               --               --                3,355

Sale of Private Placement
    Units, beginning May 2001                     --              --               --               --                   --

Conversion of Notes Payable
    to Common Stock                        1,150,666           1,151               --               --                   --

Net loss                                          --              --               --               --                   --
                                      --------------   ----------------   ------------   ---------------      -------------

Balance at September 30, 2001
    (unaudited)                           14,727,226         $14,728               --     $         --         $         --
                                      ==============   ================   ============   ===============      =============


                                         Private
                                        Placement         Private                            Deficit
                                         Units of        Placement                         Accumulated
                                          Common           Units          Additional          During
                                         Stock and     Subscription         Paid-in        Development
                                         Warrants        Receivable         Capital           Stage              Total
                                      ---------------  --------------   ---------------  ----------------   ----------------
Issuance of Common Stock of
     Pro-Pharmaceuticals, Inc.         $           --              --     $          --     $          --     $        9,000

Net loss                                           --              --                --          (112,927)          (112,927)
                                      ---------------  --------------   ---------------  ----------------   ----------------

Balance at December 31, 2000                       --              --                --          (112,927)          (103,927)

Issuance of Stock to Acquire
    Contractual Rights, and
    Payment of Stock
    Subscription Receivable                        --              --           103,423                --            108,000

Sale of Private Placement
    Units, beginning May 2001                 883,200         (73,500)               --                --            809,700

Conversion of Notes Payable
    to Common Stock                                --                         1,184,582                --          1,185,733

Net loss                                           --              --                --        (1,513,945)        (1,513,945)
                                      ---------------  --------------   ---------------  ----------------   ----------------

Balance at September 30, 2001
    (unaudited)                        $      883,200   $     (73,500)    $   1,288,005     $  (1,626,872)    $      485,561
                                      ===============  ==============   ===============  ================   ================


See notes to financial statements.

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS


                                                                                                   Period from
                                                                                                    Inception
                                                        For the Three         For the Nine         (July 10, 2000)
                                                        Months Ended          Months Ended             through
                                                      September 30, 2001   September 30, 2001    September 30, 2001
                                                      ------------------   ------------------    ------------------
                                                          (unaudited)          (unaudited)            (unaudited)
CASH FLOWS FROM
    OPERATING ACTIVITIES
    Net loss                                              $  (686,291)          $(1,513,945)           $(1,626,872)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                        23,600                33,572                 33,572
          Changes in assets and liabilities:
            Other current assets                                  181                (2,228)                (2,228)
            Accounts payable and
               accrued expenses                               250,544               491,300                515,139
            Other current liabilities                          (2,601)                   --                     --
                                                          -----------           -----------            -----------

            Net cash used in operating activities             412,696            (1,029,951)            (1,119,039)
                                                          -----------           -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Patent costs                                              (38,650)              (38,650)               (47,345)
    Deposit                                                   (21,933)              (48,883)               (48,883)
    Purchase of property and equipment                        (80,988)              (96,800)               (96,800)
                                                          -----------           -----------            -----------

            Net cash used in investing activities            (141,571)             (184,333)              (193,028)
                                                          -----------           -----------            -----------

CASH FLOWS FROM
    FINANCING ACTIVITIES
    Proceeds from sale of private
       placement units                                        676,700               809,700                809,700
    Proceeds from issuance
       of common stock                                             --                    --                  9,000
    Proceeds from issuance of
       convertible notes payable                                   --             1,026,102              1,310,602
    Increase in due to stockholder                             (1,000)                   --                  9,028
    Cash received from stock
       subscription receivable                                     --                 1,000                  1,000
                                                          -----------           -----------            -----------

            Net cash provided by
               financing activities                           675,700             1,836,802              2,139,330
                                                          -----------           -----------            -----------

            NET (DECREASE)
               INCREASE IN CASH                               119,562               661,168                865,913

CASH AND CASH EQUIVALENTS, Beginning                          746,351               204,745                     --
                                                          -----------           -----------            -----------

CASH AND CASH EQUIVALENTS, End                            $   865,913           $   865,913            $   865,913
                                                          ===========           ===========            ===========


See notes to financial statements.

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS - continued


    FINANCING ACTIVITIES

    During the nine months ended September 30, 2001, the Company received certain contractual rights of Developed Technology Resource, Inc., valued at $107,000, in exchange for shares of the common stock of the Company.

    During the period from inception (July 10, 2000) through September 30, 2001, the Company capitalized debt issuance costs totaling $36,000, a long-term asset, by incurring an accrued liability of the same amount.

    On September 7, 2001 certain convertible note holders accepted an early conversion offer issued by the Company. The result was a conversion of notes payable totaling $1,115,602 and related accrued interest totaling $70,131, resulting in the issuance of 1,150,666 shares of common stock (see note 7).


See notes to financial statements.

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 -- OPERATIONS

Nature of Operations

Pro-Pharmaceuticals, Inc. (the Company), was established in Massachusetts in July 2000 to identify, develop and seek regulatory approval of technology that will reduce toxicity and improve the efficacy of currently existing chemotherapy drugs by combining the drugs with a number of specific carbohydrate compounds. The carbohydrate-based drug delivery system may also have applications for drugs now used to treat other diseases and chronic health conditions. As detailed below, the Company is a Nevada corporation.

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

On May 15, 2001, Pro-Pharmaceuticals, Inc., a Nevada corporation organized in January 2001 and formerly known as DTR-Med Pharma Corp. (Pro-Pharmaceuticals-NV), issued 12,354,670 of its shares of common stock to the stockholders of Pro-Pharmaceuticals, Inc. a Massachusetts corporation organized in July 2000 (Pro-Pharmaceuticals-MA), in exchange for all of the outstanding shares of the common stock of Pro-Pharmaceuticals-MA. Such exchange diluted the ownership percentage of the prior Pro-Pharmaceuticals-NV stockholders to approximately 9 percent and resulted in the prior stockholders of Pro-Pharmaceuticals-MA owning approximately 91 percent of Pro-Pharmaceuticals-NV's outstanding shares. Following the exchange of stock, Pro-Pharmaceuticals-MA as a wholly-owned subsidiary merged with Pro-Pharmaceuticals-NV which is the surviving corporation in the merger. As a legal effect of the merger, Pro-Pharmaceuticals-NV assumed all of the assets and liabilities of Pro-Pharmaceuticals-MA. For reporting purposes, however, the foregoing stock-exchange transaction has been accounted for as a reverse acquisition in which Pro-Pharmaceuticals-MA acquired all the assets and liabilities of Pro-Pharmaceuticals-NV and recorded them at their fair values and as if Pro-Pharmaceuticals-MA remained the reporting entity. The only assets of Pro-Pharmaceuticals-NV were contractual rights with a fair value $107,000. Because Pro-Pharmaceuticals-NV is the surviving entity for legal purposes, all equity transactions have been restated in terms of this corporation's capital structure.

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes which were filed with the Securities and Exchange Commission by the Company in a registration statement on Form 10-SB (General Form for Registration of Securities of Small Business Issuers) (File No. 000-32877), which registration became effective as of August 13, 2001.


NOTE 3  -- NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 141

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16 Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method.

Statement of Financial Accounting Standards No. 142

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Upon adoption of SFAS 142, intangible assets with finite lives will be amortized over those lives and assets with infinite lives will be tested for impairment at least annually.

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


NOTE 4  -- PRIVATE PLACEMENT

The Company began on May 25, 2001, a private placement of securities exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933 in order to raise $5,145,000. The securities consist of 1,470,000 units offered at $3.50 each of one share of its common stock and one four-year warrant exercisable at $6.50 to purchase one share of common stock. The warrant is subject, following written notice, to acceleration if either (i) the Company files a "New Drug Application" with the Food and Drug Administration; or (ii) the Company's stock is listed on an exchange and its closing price exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days, or if the Company's stock is quoted on the NASDAQ National Market System or Small Cap Market, or over-the-counter, and the average of the closing bid and asked prices thereon exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days.

As of September 30, 2001, the Company had received proceeds of $809,700 from the sale of the securities offered in the private placement representing 250,400 units. Such purchases will result in the Company issuing 250,400 shares of common stock and warrants to purchase 250,400 shares of its common stock. In addition, the Company has a subscription receivable totaling $73,000 which would result in the sale of the securities offered in the private placement representing approximately 21,000 units. Such purchases will result in the Company issuing 21,000 shares of common stock and warrants to purchase 21,000 shares of its common stock.


NOTE 5 -- PER SHARE DATA

The shares of common stock issuable upon exercise of the warrants issued pursuant to the May 2001 private placement of the Company have not been included in the calculation of loss per share of common stock as the effect of such an inclusion would be anti-dilutive reducing the loss per share.

The outstanding shares have been restated to reflect the shares outstanding as of each period based upon the reverse acquisition transactions (see Note 1).

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


NOTE 6 -- RELATED PARTY TRANSACTIONS

The Company has paid consulting fees as follows, to a corporation controlled by a person who is also a stockholder, director and officer of the Company for financing and business development services classified as a general and administrative expense in the financial statements, to a stockholder for strategic advisory services also classified as general and administrative expense, and to a corporation controlled by a stockholder formerly an officer of the Company for research and development services.

                                                                                            Period from
                                                                                             Inception
                                                 For the Three        For the Nine        (July 10, 2000)
                                                  Months Ended        Months Ended            through
                                               September 30, 2001   September 30, 2001   September 30, 2001
                                               -------------------  ------------------   ------------------
     General and administrative fees               $ 70,711              $147,063             $159,563
     Research and development                        16,143                67,038               92,038
                                                   --------              --------             --------

                                                   $ 86,854              $214,101             $251,601
                                                   ========              ========             ========

NOTE 7 -- COMMITMENTS AND CONTINGENCY

Litigation

SafeScience, Inc. (SafeScience), a prior employer of David Platt, Ph.D., founder of the Company, issued a demand letter dated February 15, 2001 alleging that Dr. Platt directly and indirectly, through his activity in the Company, is engaged in a business competitive with SafeScience in violation of a non-competition covenant binding on Dr. Platt. In a letter dated February 19, 2001, Dr. Platt denied any violation because the Company is involved in drug delivery technology rather than new drug development. Counsel for SafeScience indicated a willingness to resolve these matters but attempts to set up a meeting were unsuccessful. No determination has been made of the likelihood of a substantive favorable or unfavorable outcome, nor has any estimate been made as to the amount or range, if any, of potential loss. The Company intends to contest the allegations vigorously if SafeScience takes further action.

Financial Consulting Agreement

In August 2001, the Company retained I.W. Miller Group, Inc. of Irvine, California, for two years to provide the Company with financial public relations and consulting services. This engagement was terminated on September 21, 2001.

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

The Company notified each previous purchaser of such securities of such event. This could result in the Company agreeing to refund some or all of the previous investments.

Subsequent to September 30, 2001, the Company issued 285,400 shares of common stock related to the private placement.

Consulting Arrangements

The Company has entered into consulting arrangements, each terminable on thirty days' notice, with (i) a corporation controlled by a person who is a stockholder, director and officer of the Company for financing and business development services in consideration of $10,000 per month and expense reimbursement, (ii) a corporation controlled by a person who is a stockholder and former officer of the Company for research and development services in consideration of $5,000 per month and expense reimbursement, (iii) an individual otherwise unaffiliated with the Company with respect to product development services in consideration of $2,000 per month and expense reimbursement, and
(iv) an individual who is a stockholder of the Company for management consultant services in consideration of $5,000 per month and expense reimbursement.

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(unaudited)


NOTE 8 -- CONVERTIBLE NOTES PAYABLE

In August 2001, the Company requested that the holders of its outstanding convertible notes convert them, in accordance with their terms, to shares of its common stock prior to the notes' maturity dates. In order to encourage early conversion by September 7, 2001, the Company offered to issue each noteholder who converts a common stock purchase warrant identical to the warrant offered in its ongoing private placement. In the case of a noteholder who accepts the Company's offer, the warrant issued would be exercisable to purchase such number of shares as is equal to the number of shares of the Company's common stock that the holder receives as of the conversion of the note. On September 7, 2001, holders of notes with an aggregate principal amount of $1,115,602 and related accrued interest totaling $70,131, elected to accept the Company's early conversion offer. In total 1,150,666 shares of common stock were issued to these note holders.


NOTE 9 -- SUBSEQUENT EVENTS

Stock Incentive Plan

On October 18, 2001, the Company's Board of Directors adopted the "Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan" which permits awards of incentive and non-qualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board reserved 2,000,000 of the Company's shares of common stock for awards pursuant to such plan, all of which reserved shares could be awarded as incentive stock options. The Board agreed to recommend such plan to the Company's stockholders for approval at the next annual or special meeting of stockholders.

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

Preclinical Animal Experiments

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

         This year we also conducted preclinical animal experiments to study the efficacy of 5-FU in combination with the same mannan that demonstrated toxicity reduction. Our objective was to determine whether the desirable toxicity reduction of the 5-FU/mannan combination occurs at the expense of diminished drug efficacy. Preliminary results of these experiments indicate that such combination results in a significant increase in efficacy of the drug when administered into cancer-carrying animals. More specifically, the 5-FU/mannan combination in animal experiments results in a significant delay of tumor enlargement and an increase of average survival time.

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

         We believe that the results of our studies show promise for carbohydrate-based anti-cancer drug delivery systems. We have no products and have not yet conducted any clinical trials. We have initiated large-scale production of our mannan for use in forthcoming clinical trials.

Intellectual Property Protection

         We have two pending utility patent applications and one provisional patent application in the United States. The patent applications cover methods and compositions for reducing side effects in chemotherapeutic formulations, and improving efficacy and reducing toxicity of chemotherapeutic agents. One of our utility patents is filed worldwide under the Patent Cooperation Treaty (PCT).

         We have three pending trademark applications filed in the United
States.

Business Combination and Ownership

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

         Concurrent with the acquisition, all of our original officers and directors resigned and were succeeded by the officers and directors of the predecessor Massachusetts company. The financial statements of the Massachusetts company were audited by different independent accountants than the accountants whom we engaged since our inception. The change in accountants did not occur by resignation or dismissal in connection with a disagreement over any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         As required by the stock exchange agreement that effected the acquisition, we filed a registration statement in June 2001 on Form 10-SB with the Securities and Exchange Commission in order to register our common stock under the Securities Exchange Act of 1934. The registration of our common stock under the Exchange Act became effective on August 13, 2001.

Facilities

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

Consulting Arrangements

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

          Eliezer Zomer, Ph.D. has agreed to provide consulting services with respect to the development of standard operations procedures for the manufacture of our medical products. This agreement provides for a monthly payment of $2,000 and reimbursement of expenses.

          Offer Binder, Ph.D. has agreed to provide management advisory services. This agreement provides for a monthly payment of $5,000 and reimbursement of expenses. Dr. Binder owns more than 5% of our outstanding common stock.

Plan of Operation

          For the twelve-month period ending September 30, 2002, our plan of operation is to:

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

          We do not plan to purchase or sell any plant or significant equipment during the twelve months ending September 30, 2002. We expect to maintain our employee headcount at three to four.

Liquidity and Capital Resources

          Our capital resources to date consist of (i) the proceeds of a private placement of convertible notes issued and sold by the predecessor Massachusetts company in anticipation of its being acquired by us and (ii) the proceeds of a private placement begun in May 2001 of our common stock and stock purchase warrants. Each is further described below.

          The convertible notes became our corporate obligations as a result of the merger. Sale of the convertible notes resulted in aggregate proceeds of $1,310,602. See "Part II. Item 4. Recent Sales of Unregistered Securities" in our Form 10-SB for a discussion of the convertible notes.

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

          In connection with an agreement with an early investor in this offering who was willing to invest a substantial amount of funds, we sold 133,400 of the units to that investor at $3.00 each, for a total of $400,200. We reduced the investor's warrant exercise price to $5.00, and changed the warrant acceleration provision to lower the 10-day closing price threshold to $10.00. We also granted that investor an option to purchase an additional 200,000 units on the same terms as the investor's current purchase. The option is exercisable at any time until 30 days after we notify the investor of our receipt of notice that an investigational new drug application filed by us with the FDA has become effective for any one of our compounds. As a result of agreeing to accept different terms on the offered securities with that investor, we have notified each previous purchaser of the sale to that investor. This could result in our agreeing to refund some or all of the previous investments.

          As of September 30, 2001 we had received aggregate subscriptions of $907,700 for securities offered in our private placement and, as of November 9, 2001, an additional $24,500 of subscriptions. Such purchases will result in our issuing 285,400 shares of our common stock and warrants to purchase 285,400 shares of our common stock.

          We have requested that the holders of the convertible notes described above convert them, in accordance with their terms, to shares of our common stock prior to the notes' maturity dates. In order to encourage early conversion by September 7, 2001, we offered to issue each noteholder who converts a common stock purchase warrant identical to the warrant offered in our ongoing private placement. In the case of a noteholder who accepts our offer, the warrant we issue would be exercisable to purchase such number of shares as is equal to the number of shares of our common stock that the holder receives as of the conversion of the note. In response to our offer, holders of an aggregate of $1,115,602 of principal amount of the convertible notes have requested conversion of their notes.

          Regardless of whether a noteholder accepted our early conversion offer or later decides to convert each of our noteholders is entitled to receive, as "additional consideration" for originally purchasing the note, one-half (1/2) share of our common stock for each dollar of principal. We are completing our issuance an aggregate of 655,301 of such "additional compensation" shares. Based upon the offering price of the securities in our private placement, the conversion price under the convertible note is now fixed at one share of our common stock for each two dollars ($2.00) of unpaid principal and interest. All shares of common stock issued upon conversion of the notes are "restricted securities" as defined in Rule 144 under the Securities Act.

          As of September 30, 2001, we had approximately $865,913, and as of October 31, 2001 approximately $852,092, in cash and cash equivalents. We have budgeted expenditures for the twelve-month period ending September 30, 2002, of $5,000,000, comprised of anticipated expenditures for research and development ($3,200,000), general and administrative ($1,300,000), equipment and leaseholds ($200,000) and contingency allowance ($300,000).

          Additional funds may be raised through additional equity financings, as well as borrowings and other resources. We are currently holding discussions with potential investors. With the capital we have raised to date, and the additional $5,145,000 we are attempting to raise, we believe that we will be able to proceed with our current plan of operations and meet our obligations for approximately the next twelve months. If we do not raise the additional funds, we will have to cut our research and development expenditures to a minimum level for the next twelve months, since available cash at October 31, 2001 would be insufficient to cover more than equipment and leasehold costs and some administrative costs. In that case, overall administrative expenses for the next twelve months would have to be cut by approximately $500,000. If we have only minimal funds to spend on research and development, that would substantially slow progress that we might expect to make during the next twelve months in development of our business including commencement of clinical trials.

          In August 2001 we retained I.W. Miller Group, Inc., of Irvine, California, for two years to provide us with financial public relations and financial consulting services. We have since terminated this relationship.

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

Recent Events

          Our Board of Directors on October 18, 2001 adopted the "Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan" which permits awards of incentive and non-qualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board reserved 2,000,000 of our shares of common stock for awards pursuant to such plan, all of which reserved shares could be awarded as incentive stock options. The Board agreed to recommend such plan to our stockholders for approval at the next annual or special meeting of stockholders.

          Our Board of Directors on October 18, 2001 amended our by-laws to insert a provision for indemnification of our directors, officers and other employees, as well as other persons who may be entitled to indemnification. The by-law amendment enables us to indemnify such persons to the extent permitted under the Nevada corporation law statute which governs our company.

          On October 18, 2001, we appointed Maureen Foley to the office of Chief Operating Officer. Ms. Foley had been serving as our senior administrator since January 2001.

                          PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          In May 2001, we began a private placement exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 in order to raise up to $5,145,000 to cover our budgeted expenditures as set forth in "Part I -- Financial Information -- Item 2. Plan of Operation -- Liquidity and Capital Resources," above. Purchasers under the private placement must qualify as "accredited investors" as that term is defined in Regulation D. The securities consist of 1,470,000 units, offered at $3.50 each, of one share of our common stock and one 4-year warrant exercisable at $6.50 to purchase one share of our common stock. The warrant is subject, following written notice, to acceleration if either (i) we file a New Drug Application with the FDA, or (ii) our stock is listed on an exchange and its closing price exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days or, if our stock is quoted on the NASDAQ National Market System or Small Cap Market, or over-the-counter, and the average of the closing bid and asked prices thereon exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days. For further information about this offering, please see "Part I -- Financial Information -- Item 2. Plan of Operation -- Liquidity and Capital Resources."

          As of September 30, 2001 we had received aggregate subscriptions of $907,700 for securities offered in our private placement and, as of November 9, 2001, an additional $24,500 of subscriptions. Such purchases will result in our issuing 285,400 shares of our common stock and warrants to purchase 285,400 shares of our common stock.


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

3.2                Amended and Restated By-laws of the Registrant

10.1 Assignment and Assumption Agreement, dated April 23, 2001, by and between Developed Technology Resource, Inc. and DTR-Med Pharma Corp.*

10.2 Stock Exchange Agreement, dated April 25, 2001, by and among Developed Technology Resource, Inc., DTR-Med Pharma Corp., Pro-Pharmaceuticals, Inc. (Massachusetts) and the Shareholders (as defined therein)*

10.3               Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan

* Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.


          (b)  Reports on Form 8-K

                  None

                                    SIGNATURE

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2001.


                           PRO-PHARMACEUTICALS, INC.
                           Registrant

                           By:       /S/     DAVID PLATT
                                 --------------------------------------
                                    Name:    David Platt
                                   Title:    President, Chief Executive Officer,
                                             Treasurer and Secretary
                                             (Principal Executive Officer and
                                             Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

Exhibit
Number              Description of Document

3.1                 Articles of Incorporation of the Registrant, dated January
                    26, 2001*

3.2                 Amended and Restated By-laws of the Registrant

10.1 Assignment and Assumption Agreement, dated April 23, 2001, by and between Developed Technology Resource, Inc. and DTR-Med Pharma Corp.*

10.2 Stock Exchange Agreement, dated April 25, 2001, by and among Developed Technology Resource, Inc., DTR-Med Pharma Corp., Pro-Pharmaceuticals, Inc. (Massachusetts) and the Shareholders (as defined therein)*

10.3                Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan

* Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.