Form 10QSB/A
period 2001-06-30
PRO PHARMACEUTICALS INC
filed 2002-04-16
CIK 1133416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] Amendment No. 1 to quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                                 NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $0.001 per share, outstanding as of August 31, 2001, was 13,641,580.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

This amendment on Form 10-QSB of Pro-Pharmaceuticals, Inc. incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. The amendment reflects the restatement of the Registrant's condensed consolidated financial statements for the three and six months ended June 30, 2001 included in its Form 10-QSB filed on September 9, 2001. See note 9 to our financial statements for detailed discussion of the matter.

                                TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.     Financial Statements...............................................1

               Review Report of Independent Accountants........................1

               Balance Sheets (As Restated)....................................2

               Statements of Operations (As Restated)..........................4

               Statement of Changes in Stockholders' Equity (Deficit)
                (As Restated)..................................................5

               Statements of Cash Flows (As Restated)..........................6

               Notes to Financial Statements (As Restated).....................7

Item 2.     Plan of Operation.................................................16

Part II -- OTHER INFORMATION

Item 1.     Legal Proceedings.................................................21

Item 2.     Changes in Securities.............................................21

Item 3.     Defaults Upon Senior Securities...................................21

Item 4.     Submission of Matters to a Vote of Security Holders...............21

Item 5      Other Information.................................................21

Item 6.     Exhibits and Reports on Form 8-K..................................22

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
   And Shareholders of
Pro-Pharmaceuticals, Inc.
Newton, Massachusetts


We have reviewed the accompanying balance sheets of Pro-Pharmaceuticals, Inc. as of June 30, 2001 and the related statements of operations, changes in deficiency in assets, and cash flows for the three-month and six-month periods then ended and for the period from inception (July 10, 2000) through June 30, 2001. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, certain conditions raise substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in that note.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Pro-Pharmaceuticals, Inc. and subsidiaries as of December 31, 2000, and the related statements of operations, changes in deficiency in assets and cash flows for the year then ended (not presented herein); and in our report dated December 4, 2001, except as to Note 7, as to which the date is April 10, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Scillia Dowling & Natarelli LLC
Scillia Dowling & Natarelli LLC

Hartford, Connecticut
August 31, 2001, except for Note 10, as to which the date is April 10, 2002

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
BALANCE SHEETS (AS RESTATED)

                                                            June 30,     December 31,
                                                              2001           2000
                                                          -----------    -----------
                                                          (unaudited)   (As Restated)
                                                         (As Restated)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                             $   746,351    $   204,745
    Other current assets                                        2,409           --
                                                          -----------    -----------

                                                              748,760        204,745
                                                          -----------    -----------

PROPERTY AND EQUIPMENT, at cost                                15,812           --
    Less accumulated depreciation                              (1,119)          --
                                                          -----------    -----------

                                                               14,693           --
                                                          -----------    -----------

OTHER ASSETS
    Patent                                                      8,695          8,695
    Contractual Rights                                        107,000           --
    Debt issuance costs, net of accumulated
      amortization of $8,583 and $0 at June 30, 2001
      and December 31, 2000, respectively                      27,417         14,500
    Deposit                                                    26,950           --
                                                          -----------    -----------

                                                              170,062         23,195
                                                          -----------    -----------


                                                          $   933,515    $   227,940
                                                          ===========    ===========

                                                            June 30,     December 31,
                                                              2001           2000
                                                          -----------    -----------
                                                          (unaudited)   (As Restated)
                                                         (As Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                      $   222,414    $    79,129
    Accrued expenses                                           78,451         23,238
    Other current liabilities                                  12,629           --
                                                          -----------    -----------

         Total current liabilities                            313,494        102,367

CONVERTIBLE NOTES PAYABLE (net of discount of $766,997)     1,310,602         79,245
                                                          -----------    -----------

         Total liabilities                                  1,624,096        181,612
                                                          -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common voting shares, $0.001 par value,
      100,000,000 shares authorized,
      13,576,560 and 12,354,670 shares
      issued and outstanding at June 30, 2001
      and December 31, 2000, respectively                      13,577         12,355
    Private placement units of common
      stock and warrants                                      133,000           --
    Additional paid-in capital                              1,351,435        221,910
    Deficit accumulated during development stage           (2,188,593)      (187,937)
                                                          -----------    -----------

                                                             (690,581)        46,328
                                                          -----------    -----------

                                                          $   933,515    $   227,940
                                                          ===========    ===========


See notes to financial statements.     3

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS (AS RESTATED)

                                                                                                  Period from
                                                                                                   Inception
                                               For the Three             For the Six            (July 10, 2000)
                                                Months Ended             Months Ended               through
                                               June 30, 2001            June 30, 2001            June 30, 2001
                                               -------------            -------------            -------------
                                                 (unaudited)              (unaudited)              (unaudited)
                                                (As Restated)            (As Restated)            (As Restated)
REVENUE                                         $       --               $       --               $       --
                                                ------------             ------------             ------------

RESEARCH AND DEVELOPMENT
    Consulting fees and salaries                      73,802                   90,851                  182,101
    Laboratory fees                                   48,590                   64,690                   73,690
                                                ------------             ------------             ------------

                                                     122,392                  155,541                  255,791
                                                ------------             ------------             ------------

GENERAL AND ADMINISTRATIVE
    Legal                                            149,506                  219,370                  226,019
    Salaries                                          45,834                   45,834                   45,834
    Payroll taxes and benefits                         7,416                    7,416                    7,416
    Consulting                                        62,792                   74,004                  112,754
    Rent                                              13,160                   13,160                   13,160
    Office expenses                                   74,017                  105,038                  110,809
    Contributions                                        100                    5,100                    5,100
    Accounting                                        71,841                   84,841                   92,341
    Marketing                                         24,149                   24,149                   24,149
    Miscellaneous                                      1,274                    1,274                    1,274
    Repairs and maintenance                            1,097                    1,097                    1,097
    Depreciation and amortization                      5,619                    9,972                    9,972
    Telephone and utilities                            2,117                    4,723                    9,023
    Travel and entertainment                           6,008                    6,674                   10,404
                                                ------------             ------------             ------------

                                                     464,930                  602,652                  669,352
                                                ------------             ------------             ------------

           NET LOSS FROM
              OPERATIONS                            (587,322)                (758,193)                (925,143)
                                                ------------             ------------             ------------

OTHER INCOME (EXPENSE)
    Interest income                                    5,087                   12,666                   12,927
    Interest expense                              (1,060,962)              (1,247,265)              (1,265,158)
                                                ------------             ------------             ------------

                                                  (1,055,875)              (1,245,818)              (1,263,450)
                                                ------------             ------------             ------------

NET LOSS                                        $ (1,643,197)            $ (2,004,011)            $ (2,188,593)
                                                ============             ============             ============

LOSS PER SHARE
    Basic and diluted                           $      (0.13)            $      (0.16)
                                                ============             ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
    Basic and diluted                             12,979,192               12,666,931
                                                ============             ============


See notes to financial statements.     4

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (AS RESTATED)

                                                                    Private
                                                                   Placement
                                                                   Units of
                                        Common Voting Shares        Common        Additional
                                      -------------------------    Stock and       Paid-in
                                        Shares         Amount       Warrants       Capital
                                      -----------   -----------   -----------    -----------
Issuance of Common Stock of
     Pro-Pharmaceuticals, Inc.         12,354,670   $    12,355   $      --      $      --

Beneficial conversion feature
     & Common Share Grants
     embedded in convertible notes                                                   221,910

Net loss                                     --            --            --             --
                                      -----------   -----------   -----------    -----------

Balance at December 31, 2000           12,354,670        12,355          --          221,910

Beneficial conversion feature
     & Common Share Grants
     embedded in convertible notes                                                 1,026,102

Issuance of Stock to Acquire
    Contractual Rights, and
    Payment of Stock                    1,221,890         1,222          --          103,423

Sale of Private Placement
    Units, beginning June 2001               --            --         133,000           --

Net loss                                     --            --            --             --
                                      -----------   -----------   -----------    -----------

Balance at June 30, 2001
    (unaudited)                        13,576,560   $    13,577   $   133,000    $ 1,351,435
                                      ===========   ===========   ===========    ===========

                                        Deficit
                                      Accumulated
                                       During the    Stockholders'
                                      Development      Equity
                                         Stage        (Deficit)
                                      -----------    ------------
Issuance of Common Stock of
     Pro-Pharmaceuticals, Inc.        $    (3,355)   $     9,000

Beneficial conversion feature
     & Common Share Grants
     embedded in convertible notes                       221,910

Net loss                                 (184,582)      (184,582)
                                      -----------    -----------

Balance at December 31, 2000             (187,937)        46,328

Beneficial conversion feature
     & Common Share Grants
     embedded in convertible notes                     1,026,102

Issuance of Stock to Acquire
    Contractual Rights, and
    Payment of Stock                        3,355        108,000

Sale of Private Placement
    Units, beginning June 2001               --          133,000

Net loss                               (2,004,011)    (2,004,011)
                                      -----------    -----------

Balance at June 30, 2001
    (unaudited)                       $(2,188,593)   $  (690,581)
                                      ===========    ===========


See notes to financial statements.     5

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS (AS RESTATED)

                                                                                                      Period from
                                                                                                       Inception
                                                        For the Three          For the Six          (July 10, 2000)
                                                         Months Ended          Months Ended             through
                                                         June 30, 2001         June 30, 2001         June 30, 2001
                                                         -------------         -------------         -------------
                                                          (unaudited)           (unaudited)           (unaudited)
                                                         (As Restated)         (As Restated)         (As Restated)
CASH FLOWS FROM
    OPERATING ACTIVITIES
    Net loss                                              $(1,643,197)          $(2,004,011)          $(2,188,593)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                             5,619                 9,972                 9,972
      Non cash interest expense                             1,045,054             1,231,357             1,248,012
      Changes in assets and liabilities:
         Debt issuance cost                                    (2,409)               (2,409)               (2,409)
         Accounts payable                                     196,007               185,756               264,595
         Accrued expenses                                       2,601                 2,601                 2,601
                                                          -----------           -----------           -----------

         Net cash used in operating activities               (396,325)             (576,734)             (665,822)
                                                          -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Patent costs                                                                                           (8,695)
    Deposit                                                   (26,950)              (26,950)              (26,950)
    Purchase of property, plant
      and equipment                                           (15,812)              (15,812)              (15,812)
                                                          -----------           -----------           -----------

         Net cash used in investing activities                (42,762)              (42,762)              (51,457)
                                                          -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the sale
      of private placement units                              133,000               133,000               133,000
    Proceeds from the issuance
      of common stock                                              --                    --                 9,000
    Proceeds from convertible notes payable                   211,500             1,026,102             1,310,602
    Increase in due to Stockholder                                                    1,000                10,028
    Cash received from stock
      subscription receivable                                      --                 1,000                 1,000
                                                          -----------           -----------           -----------

         Net cash provided by
           financing activities                               344,500             1,161,102             1,463,630
                                                          -----------           -----------           -----------

         NET (DECREASE)
           INCREASE IN CASH                                   (94,587)              541,606               746,351

CASH AND CASH EQUIVALENTS, Beginning                          840,938               204,745                    --
                                                          -----------           -----------           -----------

CASH AND CASH EQUIVALENTS, Ending                         $   746,351           $   746,351           $   746,351
                                                          ===========           ===========           ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES
    During the period from inception (July 10, 2000) through June 30, 2001, the Company capitalized debt issuance costs totaling $35,000, a long-term asset, by incurring an accrued liability of the same amount.


See notes to financial statements.     6

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 -- OPERATIONS

Nature of Operations

Pro-Pharmaceuticals, Inc. (the "Company") was established in July 2000. The Company is in the development stage and is engaged in developing technology that will reduce toxicity and improve the efficacy of currently existing chemotherapy drugs by combining the drugs with a number of specific carbohydrate compounds. The carbohydrate-based drug delivery system may also have applications for drugs now used to treat other diseases and chronic health conditions.

The Company is devoting substantially all of its efforts toward product research and development and raising capital. Its product candidates are still in the research and development stage, with none yet in clinical trials. The Company is subject to a number of risks similar to those of other development-stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, dependence on third-party collaborators for research operations, lack of experience in clinical trials, need for regulatory approval of products, risks associated with protection of intellectual property, and competition with larger, better-capitalized companies. To date, the Company has raised capital principally through the issuance of convertible notes and the sale of common stock through a private placement.

The Company's financial statements have been presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage, has incurred a net loss since inception of $2,188,593 and expects to incur additional losses in the near future. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. The Company is actively seeking additional financing to fund future operations and future significant investments in the business. However, there can be no assurance that the Company will be able to obtain financing on acceptable terms, or at all.

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


Reverse Merger Transaction

On May 15, 2001, Pro-Pharmaceuticals, Inc., a Nevada corporation organized in January 2001 and formerly known as DTR-Med Pharma Corp. ("Pro-Pharmaceuticals-NV"), issued 12,354,670 shares of its common stock to the stockholders of Pro-Pharmaceuticals, Inc., a Massachusetts corporation organized in July 2000 ("Pro-Pharmaceuticals-MA"), in exchange for all of the outstanding shares of the common stock of Pro-Pharmaceuticals-MA. Such exchange diluted the ownership percentage of the prior Pro-Pharmaceuticals-NV stockholders to approximately 9% and resulted in the prior stockholders of Pro-Pharmaceuticals-MA owning approximately 91% of Pro-Pharmaceuticals-NV's outstanding shares. Following the exchange of stock, Pro-Pharmaceuticals-MA, as a wholly owned subsidiary, merged with Pro-Pharmaceuticals-NV, which is the surviving corporation in the merger.

At the time of the merger, the common shares issued to the stockholders of Pro-Pharmaceuticals-NV represented a majority of the Company's common stock, enabling them to retain voting and operating control of the Company. The merger was treated as a capital transaction and was accounted for as a reverse merger in which Pro-Pharmaceuticals-MA was the accounting acquirer. The historical results presented are those of Pro-Pharmaceuticals-MA, the accounting acquirer. Information concerning common stock in 2000 has been restated on an equivalent-share basis.


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


NOTE 3 -- PRIVATE PLACEMENT

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

As of June 30, 2001, the Company had received proceeds of $133,000 from the sale of the securities offered in the private placement representing 38,000 units. Such purchases will result in the Company issuing 250,400 shares of common stock and warrants to purchase 38,000 shares of its common stock.


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

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


NOTE 5 -- CONVERTIBLE NOTES PAYABLE

During the six-months ended June 30, 2001 and the year ended December 31, 2000 the Company issued $1,026,102 and $284,500 of convertible notes, respectively. The notes accrue interest at a rate of 10% per year and mature one year from their issuance dates. At the Company's discretion, the notes may be extended for a one-year period and, in consideration for the extension, holders shall receive one-quarter of one share of the Company's common stock for each whole dollar amount of principal. However, subsequent to the end of the year, these notes were extended. The Company may prepay the amounts outstanding under the convertible notes at any time prior to maturity.

At any time prior to maturity, the holder has the right to convert the note into shares of common stock. The number of shares the holder has a right to receive upon early conversion is computed by dividing the unpaid balance of the principal and accrued and unpaid interest by 75% of the offering price of the Company's most recent equity offering. This conversion price, however, may not exceed $2.00. At maturity, the notes are converted based on dividing the principal and accrued interest by $0.50, assuming a minimum of 10,000,000 shares outstanding.

In connection with the issuance of these convertible notes, each holder was entitled to receive one-half share of the Company's common stock for each whole dollar amount of principal. The Company has issued a total of 660,321 shares of common stock to the holders of convertible notes.

The Company has allocated $1,248,012 of the $1,310,602 proceeds from the issuance of the convertible debt to the common shares and the embedded beneficial conversion feature. The beneficial conversion feature was calculated at the convertible debt issuance dates based on the difference between the conversion price most beneficial to the holders and the estimated fair value of the common stock at that date. This amount, however, was limited to the proceeds received from the issuance of the convertible debt.

As additional consideration in the event of an acquisition or merger of the Company by or with a non-operating public company, the note holders receive one half of a share of the acquiring company's common stock for each dollar of principal amount loaned. If the acquisition has not occurred by the maturity date of the notes, the holders receive one-half of a share of the company for each dollar of principal amount loaned. If the Company does not have at least 10,000,000 shares outstanding as of the maturity date of the notes, the holders will receive such percentage of the Company's common stock as they would have received had 10,000,000 shares been outstanding. The shares for additional consideration are to be issued upon the earliest of completion of such acquisition or merger; filing of a registration statement for the common stock of the Company (or the acquiring company, as the case may be) with the Securities and Exchange Commission; or the maturity date of the notes.

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

                                                                                      Period from
                                                                                     From Inception
                                           For the Three         For the Six         (July 10, 2000)
                                           Months Ended          Months Ended            through
                                           June 30, 2001        June 30, 2001         June 30, 2001
                                           -------------        -------------         -------------
     General and administrative fees          $ 12,500             $ 76,352             $ 88,852
     Research and development                   25,000               50,895               75,895
                                              --------             --------             --------

                                              $ 37,500             $127,247             $164,747
                                              ========             ========             ========


NOTE 7 -- LEASE OBLIGATION

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

            Years ended
              June 30,
            -----------

                2002                  $  89,147
                2003                    105,174
                2004                    106,420
                2005                    107,656
                2006                    100,234
                                      ---------

                                      $ 508,631
                                      =========

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


NOTE 8 -- COMMITMENTS AND CONTINGENCY

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


NOTE 10 -- SUBSEQUENT EVENTS

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


NOTE 10 -- RESTATEMENT

Subsequent to the issuance of the Company's condensed financial statements for the six-months ended June 30, 2001, management has revised its best estimate of the fair value of the Company's stock. Management believes that the estimated value of the Company's stock at the time of the issuances of the convertible debt was understated. Had the higher estimate been used, the proceeds from convertible debt issued in 2000 and the six-months ended June 30, 2001 would have been allocated to two equity features--an embedded beneficial conversion feature and shares received. The valuation of these features results in an allocation to additional paid in capital and a discount to debt that will be amortized over the term of the debt. Management believes that the updated estimates and restated financial statements better reflect the economic substance of the financing transactions.

Management has also determined that salaries and consulting expenses that were originally recorded as an expense in 2001 related to services that were performed in 2000, and therefore should be recorded as a liability and an expense in 2000. As a result, the 2000 financial statements have been restated from the amounts previously reported to reflect these changes.

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The significant effects of the restatement are as follows:

                                                                         As
                                                                     Previously
                                                                      Reported      As Restated
At June 30, 2001:
Additional paid in capital                                             103,423       1,351,435
Deficit accumulated during development stage                          (940,581)     (2,188,593)

For the three months ended June 30, 2001:
Interest expense                                                       (15,908)     (1,060,962)
Net Loss                                                              (598,143)     (1,643,197)
Loss per share (Basic and diluted)                                       (0.05)          (0.13)

For the six months ended June 30, 2001:
Research and Development                                               196,791         155,541
General and Administrative                                             616,402         602,652
Interest expense                                                       (27,127)     (1,258,484)
Net Loss                                                              (827,654)     (2,004,011)
Loss per share (Basic and diluted)                                       (0.07)          (0.16)

Period from Inception (July 10, 2000) through June 30, 2001:
Interest expense                                                       (28,365)     (1,276,377)
Net Loss                                                              (940,581)     (2,188,593)

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

     On May 15, 2001, we acquired all of the outstanding common stock of the Massachusetts company. We acquired these shares in exchange for 12,354,670 shares of our common stock. As a result, that company became our wholly owned subsidiary, and its shareholders through an exchange became owners of approximately 91% of the outstanding shares of our common stock, with the Developed Technology shareholders owning the remaining 9%. After the acquisition, we merged with the Massachusetts company and are the surviving corporation following the merger. The merger was treated as a capital transaction and was accounted for as a reverse merger in which Pro-Pharmaceuticals (Massachusetts) was the accounting acquirer.

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

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number         Description of Document
------         -----------------------

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

     (b)  Reports on Form 8-K

          None

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2002.


                                  PRO-PHARMACEUTICALS, INC.
                                  Registrant

                                  By: /S/ DAVID PLATT
                                      -------------------------------
                                      Name:  David Platt
                                      Title: President, Chief Executive Officer,
                                             Treasurer and Secretary
                                             (Principal Executive Officer and
                                             Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX


Exhibit
Number         Description of Document
------         -----------------------

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