Form 10QSB/A
period 2001-09-30
PRO PHARMACEUTICALS INC
filed 2002-04-16
CIK 1133416

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

This amendment on Form 10-QSB of Pro-Pharmaceuticals, Inc. incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. The amendment reflects the restatement of the Registrant's condensed consolidated financial statements for the three and six months ended September 30, 2001 included in its Form 10-QSB filed on November 14, 2001. See note 10 to our financial statements for detailed discussion of the matter.

                                TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.      Financial Statements..............................................1

                Review Report of Independent Accountants.......................1

                Balance Sheets (As Restated)...................................2

                Statements of Operations (As Restated).........................4

                Statement of Changes in Stockholders' Equity
                 (As Restated).................................................5

                Statements of Cash Flows (As Restated).........................6

                Notes to Financial Statements (As Restated)....................8

Item 2.      Plan of Operation................................................15

Part II -- OTHER INFORMATION

Item 1.      Legal Proceedings................................................21

Item 2.      Changes in Securities............................................21

Item 3.      Defaults Upon Senior Securities..................................21

Item 4.      Submission of Matters to a Vote of Security Holders..............21

Item 5       Other Information................................................21

Item 6.      Exhibits and Reports on Form 8-K.................................22

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
   And Shareholders of
Pro-Pharmaceuticals, Inc.
Newton, Massachusetts


We have reviewed the accompanying balance sheets of Pro-Pharmaceuticals, Inc. as of September 30, 2001 and the related statements of operations, changes in deficiency in assets, and cash flows for the three and nine-month periods then ended and for the period from inception (July 10, 2000) through September 30, 2001. These financial statements are the responsibility of the Corporation's management.

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


/s/ Scillia Dowling & Natarelli LLC
Scillia Dowling & Natarelli LLC

Hartford, Connecticut
October 30, 2001, except for Note 1 as to which the date is April 10, 2002

PRO-PHARMACEUTICALS, INC.
  (A Company in the Development Stage)
BALANCE SHEETS (AS RESTATED)


                                                    September 30,   December 31,
                                                         2001           2000
                                                     -----------    -----------
                                                     (unaudited)   (As Restated)
                                                    (As Restated)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                        $   865,913    $   204,745
    Other current assets                                   2,228             --
                                                     -----------    -----------

                                                         868,141        204,745
                                                     -----------    -----------

PROPERTY AND EQUIPMENT, at cost                           96,800             --
    Less accumulated depreciation                         (2,572)            --
                                                     -----------    -----------

                                                          94,228             --
                                                     -----------    -----------

OTHER ASSETS
    Patent                                                47,345          8,695
    Contractual rights                                   107,000             --
    Debt issuance costs, net of accumulated
      amortization of $8,583 and $0 at June 30, 2001
      and December 31, 2000, respectively                  5,000         14,500
    Deposit                                               48,883             --
                                                     -----------    -----------

                                                         208,228         23,195
                                                     -----------    -----------



                                                     $ 1,170,597    $   227,940
                                                     ===========    ===========

                                                    September 30,   December 31,
                                                         2001           2000
                                                     -----------    -----------
                                                     (unaudited)   (As Restated)
                                                    (As Restated)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                 $   290,317    $    79,129
    Accrued expenses                                     189,690         23,238
    Other current liabilities                             10,029             --
                                                     -----------    -----------

         Total current liabilities                       490,036        102,367

CONVERTIBLE NOTES PAYABLE ,
    net of discount of $0 and $205,255 at
    September 30, 2001 and December 31, 2001,
    respectively                                         195,000         79,245
                                                     -----------    -----------

         Total liabilities                               685,036        181,612
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
    Common voting shares, $0.001 par value,
      100,000,000 shares authorized,
      13,576,560 and 12,354,670 shares
      issued and outstanding at September 30, 2001
      and December 31, 2000, respectively                 14,728         12,355
    Undesignated shares, $0.01 par value,
      5,000,000 shares authorized, none issued                --             --
    Private placement units of common
      stock and warrants                                 883,200             --
    Private placement units subscription receivable      (73,500)
    Additional paid-in capital                         3,042,391        221,910
    Deficit accumulated during development stage      (3,381,258)      (187,937)
                                                     -----------    -----------

                                                         485,561         46,328
                                                     -----------    -----------

                                                     $ 1,170,597    $   227,940
                                                     ===========    ===========


See notes to financial statements.     3

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS (AS RESTATED)


                                                                                                     Period from
                                                                                                      Inception
                                                 For the Three             For the Nine            (July 10, 2000)
                                                  Months Ended             Months Ended                through
                                               September 30, 2001       September 30, 2001       September 30, 2001
                                               ------------------       ------------------       ------------------
                                                   (unaudited)              (unaudited)              (unaudited)
                                                  (As Restated)            (As Restated)            (As Restated)

REVENUE                                           $         --             $         --             $         --
                                                  ------------             ------------             ------------

RESEARCH AND DEVELOPMENT
    Consulting fees and salaries                       248,295                  339,146                  430,396
    Laboratory fees                                     86,140                  150,830                  159,830
                                                  ------------             ------------             ------------

                                                       334,435                  489,976                  590,226
                                                  ------------             ------------             ------------

GENERAL AND ADMINISTRATIVE
    Legal fees                                           2,108                  221,478                  228,127
    Consulting fees                                     50,036                  133,365                  172,115
    Salaries                                            84,501                  130,335                  130,335
    Accounting fees                                     24,230                  113,746                  121,246
    Office expenses                                      3,393                   71,856                   77,627
    Marketing                                           28,575                   54,962                   54,962
    Rent                                                27,781                   40,941                   40,941
    Travel and entertainment                             8,670                   27,179                   30,909
    Payroll taxes and benefits                          16,111                   24,599                   24,599
    Miscellaneous                                       16,507                   17,697                   17,697
    Depreciation and amortization                       23,870                   33,572                   33,572
    Telephone and utilities                              9,914                   14,637                   18,937
    Repairs and maintenance                              3,501                   12,032                   12,032
    Contributions                                           --                    5,100                    5,100
    Insurance                                            2,140                    2,490                    2,490
                                                  ------------             ------------             ------------

                                                       301,337                  903,989                  970,689
                                                  ------------             ------------             ------------

           NET LOSS FROM
              OPERATIONS                              (635,772)              (1,393,965)              (1,560,915)
                                                  ------------             ------------             ------------

OTHER INCOME (EXPENSE)
    Interest income                                      4,326                   16,992                   17,253
    Interest expense                                  (557,864)              (1,816,348)              (1,834,241)
    Amortization debt discount                              --                       --                       --
                                                  ------------             ------------             ------------

                                                      (553,538)              (1,799,356)              (1,816,988)
                                                  ------------             ------------             ------------

NET LOSS                                          $ (1,189,310)            $ (3,193,321)            $ (3,377,903)
                                                  ============             ============             ============

LOSS PER SHARE
    Basic and diluted                             $      (0.09)            $      (0.24)
                                                  ============             ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
    Basic and diluted                               13,883,404               13,072,422
                                                  ============             ============


See notes to financial statements.     4

PRO-PHARMACEUTICALS, INC.
   (A Company in the Development Stage)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (AS RESTATED)

                                                                 Private      Private
                                                                Placement    Placement
                                                                 Units of      Units
                                     Common Voting Shares         Common       Common
                                   -------------------------    Stock and   Subscription
                                      Shares        Amount       Warrants    Receivable
                                   -----------   -----------   -----------   -----------
Issuance of Common Stock of
    Pro-Pharmaceuticals, Inc.       12,354,670   $    12,355   $        --   $        --

Beneficial conversion feature
    & Common Share Grants
    embedded in convertible notes           --            --            --            --

Net loss                                    --            --            --            --
                                   -----------   -----------   -----------   -----------

Balance at December 31, 2000        12,354,670        12,355            --            --

Beneficial conversion feature
    & Common Share Grants
    embedded in convertible notes           --            --            --            --

Issuance of Stock to Acquire
   Contractual Rights, and
   Payment of Stock
   Subscription Receivable           1,221,890         1,222            --            --

Sale of Private Placement
   Units, beginning June 2001               --            --       883,200       (73,500)

Warrants issued to induce
   conversion of notes payable              --            --

Conversion of Notes Payable          1,150,666         1,151            --            --
   to common stock

Net loss                                    --            --            --            --
                                   -----------   -----------   -----------   -----------

Balance at September 30, 2001
   (unaudited)                      14,727,226   $    14,728   $   883,200   $   (73,500)
                                   ===========   ===========   ===========   ===========

                                                   Deficit
                                                 Accumulated
                                   Additional       in the
                                     Paid-in     Development    Stockholders'
                                     Capital        Stage          Equity
                                   -----------   -----------    -----------
Issuance of Common Stock of
    Pro-Pharmaceuticals, Inc.      $        --   $    (3,355)   $     9,000

Beneficial conversion feature
    & Common Share Grants
    embedded in convertible notes      106,778            --        221,910

Net loss                                    --      (184,582)      (184,582)
                                   -----------   -----------    -----------

Balance at December 31, 2000           221,910      (184,582)        46,328

Beneficial conversion feature
    & Common Share Grants
    embedded in convertible notes    1,026,102            --      1,026,102

Issuance of Stock to Acquire
   Contractual Rights, and
   Payment of Stock
   Subscription Receivable             106,778            --        108,000

Sale of Private Placement
   Units, beginning June 2001               --            --        809,700

Warrants issued to induce
   conversion of notes payable         503,019            --        503,019

Conversion of Notes Payable          1,184,582            --      1,185,733
   to common stock

Net loss                                    --    (3,193,321)    (3,193,321)
                                   -----------   -----------    -----------

Balance at September 30, 2001
   (unaudited)                     $ 3,042,391   $(3,381,258)   $   485,561
                                   ===========   ===========    ===========


See notes to financial statements.     5

PRO-PHARMACEUTICALS, INC.
    (A Company in the Development Stage)
STATEMENTS OF CASH FLOWS (AS RESTATED)

                                                                                                                Period from
                                                                                                                 Inception
                                                                    For the Three         For the Nine        (July 10, 2000)
                                                                    Months Ended          Months Ended            through
                                                                 September 30, 2001    September 30, 2001    September 30, 2001
                                                                 ------------------    ------------------    ------------------
                                                                     (unaudited)           (unaudited)           (unaudited)
                                                                    (As Restated)         (As Restated)         (As Restated)
CASH FLOWS FROM
    OPERATING ACTIVITIES
    Net loss                                                         $(1,189,310)          $(3,193,321)          $(3,377,903)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                                       23,600                33,572                33,572
      Non cash interest expense                                          503,019             1,734,376             1,751,031
      Changes in assets and liabilities:
         Debt issuance cost                                                 (819)               (2,228)               (2,228)
         Accounts payable                                                250,544               436,300               515,139
         Accrued expenses                                                 (2,601)                   --                    --
                                                                     -----------           -----------           -----------

         Net cash used in
           operating activities                                         (415,567)             (991,301)           (1,080,389)
                                                                     -----------           -----------           -----------

CASH FLOWS FROM
    INVESTING ACTIVITIES
    Patent costs                                                         (38,650)              (38,650)              (47,345)
    Deposit                                                              (21,933)              (48,883)              (48,883)
    Purchase of property,
      plant and equipment                                                (80,988)              (96,800)              (96,800)
                                                                     -----------           -----------           -----------

         Net cash used in
           investing activities                                         (141,571)             (184,333)             (193,028)
                                                                     -----------           -----------           -----------

CASH FLOWS FROM
    FINANCING ACTIVITIES
    Proceeds from the sale
      of private placement units                                         676,700               809,700               809,700
    Proceeds from the issuance
      of common stock                                                         --                    --                 9,000
    Proceeds from convertible
      notes payable                                                           --             1,026,102             1,310,602
    Increase in due to Stockholder                                            --                    --                 9,028
    Cash received from stock
      subscription receivable                                               --                   1,000                 1,000
                                                                     -----------           -----------           -----------

         Net cash provided by
           financing activities                                          676,700             1,836,802             2,139,330
                                                                     -----------           -----------           -----------

         NET INCREASE IN CASH                                            119,562               661,168               865,913
                                                                     -----------           -----------           -----------

CASH AND CASH
    EQUIVALENTS, Beginning                                               746,351               204,745                    --
                                                                     -----------           -----------           -----------

CASH AND CASH
    EQUIVALENTS, Ending                                              $   865,913           $   865,913           $   865,913
                                                                     ===========           ===========           ===========


See notes to financial statements      6

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

The Company's financial statements have been presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage, has incurred a net loss since inception of $3,377,903 and expects to incur additional losses in the near future. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. The Company is actively seeking additional financing to fund future operations and future significant investments in the business. However, there can be no assurance that the Company will be able to obtain financing on acceptable terms, or at all.

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

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


NOTE 5 -- WARRANTS

As part of the Private Placement the Company issued 339,200 and 550,100 warrants to purchase common stock at $6.50 and $5.00 per share, respectively. All of the warrants are exercisable immediately and expire through December 2005. The Company, upon giving written notice, may accelerate the exercise of the warrants and effect an early termination thereof in the event of either of the following:
(i) the Company files an NDA with the Food and Drug Administration or (ii) the market price exceeds $11.00 and $10.00 for warrants with exercise prices of $6.50 and $5.00, respectively, on any 10 trading days within a period of 20 consecutive trading days, as defined. In the event of acceleration, the unexercised warrants automatically terminate without payment by the Company upon the thirtieth day following the written notice. The Company valued the warrants at $886,328 using the Black-Scholes option-pricing model, based on a deemed fair market value of the Company's common stock of $2.28 per share, an assumed volatility of 95%, a risk-free interest rate of 3.9%, a weighted-average expected life of three years, and a dividend rate of 0.0%.


NOTE 6 -- PER SHARE DATA

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


NOTE 7 -- RELATED PARTY TRANSACTIONS

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

                                                                                          Period from
                                                                                           Inception
                                          For the Three           For the Nine          (July 10, 2000)
                                           Months Ended           Months Ended              through
                                        September 30, 2001     September 30, 2001      September 30, 2001
                                        ------------------     ------------------      ------------------
General and administrative fees               $ 70,711               $147,063               $159,563
Research and development                        16,143                 67,038                 92,038
                                              --------               --------               --------

                                              $ 86,854               $214,101               $251,601
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

PRO-PHARMACEUTICALS, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


Private Placement

On August 22, 2001, the Company sold 133,400 units of the offered securities described in Note 3 for $400,200 to one subscriber willing to make a substantial investment. The aggregate purchase price for such securities represents a reduction of the unit price from $3.50 to $3.00. In addition, the holder's exercise price under the warrant is reduced from $6.50 to $5.00, and the Company's exercise acceleration rights occur at $10.00 rather than $11.00 (see
Note 3 for detail). The Company also granted this subscriber an option to purchase an additional 200,000 units of the offered securities upon the same terms at any time until after 30 days after the Company notifies the investor that an investigational new drug application of the Company filed with the Food and Drug Administration has become effective with respect to any one compound.

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


NOTE 9 -- CONVERTIBLE NOTES PAYABLE

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


NOTE 10 -- SUBSEQUENT EVENTS

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


NOTE 11 -- RESTATEMENT

Subsequent to the issuance of the Company's condensed financial statements for the nine-months ended September 30, 2001, management has revised its best estimate of the fair value of the Company's stock. Management believes that the estimated value of the Company's stock at the time of the issuances of the convertible debt was understated. Had the higher estimate been used, the proceeds from convertible debt issued in 2000 and the nine-month period ended September 30, 2001 would have been allocated to two equity features--an embedded beneficial conversion feature and shares received. The valuation of these features results in an allocation to additional paid in capital and a discount to debt that will be amortized over the term of the debt. Management believes that the updated estimates and restated financial statements better reflect the economic substance of the financing transactions. Management has also revised its estimate of the value of warrants issued as an inducement to convert their notes by September 7, 2001, resulting in the recognition of a debt conversion expense in the quarter ended September 30, 2001.

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

The significant effects of the restatement are as follows:

                                                                             As
                                                                         Previously
                                                                          Reported      As Restated
At September 30, 2001:
Additional paid in capital                                                1,288,005      3,039,036
Deficit accumulated during development stage                             (1,626,872)    (3,377,903)

For the three months ended September 30, 2001:
Interest expense                                                            (54,845)      (557,864)
Net Loss                                                                   (686,291)    (1,189,310)
Loss per share (Basic and diluted)                                            (0.05)         (0.09)

For the nine months ended September 30, 2001:
Research and Development                                                    531,226        489,976
General and Administrative                                                  917,739        903,989
Interest expense                                                            (81,972)    (1,816,348)
Net Loss                                                                 (1,513,945)    (3,193,321)
Loss per share (Basic and diluted)                                            (0.12)         (0.24)

Period from Inception (July 10, 2000) through September 30, 2001:
Interest expense                                                            (83,210)    (1,834,241)
Net Loss                                                                 (1,626,872)    (3,377,903)

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

                           PART II - OTHER INFORMATION


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

     (a)  Exhibits

Exhibit
Number         Description of Document
------         -----------------------

3.1            Articles of Incorporation of the Registrant, dated January 26,
               2001*

3.2            Amended and Restated By-laws of the Registrant

10.1 Assignment and Assumption Agreement, dated April 23, 2001, by and between Developed Technology Resource, Inc. and DTR-Med Pharma Corp.*

10.2 Stock Exchange Agreement, dated April 25, 2001, by and among Developed Technology Resource, Inc., DTR-Med Pharma Corp., Pro-Pharmaceuticals, Inc. (Massachusetts) and the Shareholders (as defined therein)*

10.3           Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan**

* Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.

** Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB, as filed with the Commission on November 14, 2001.

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

                                  EXHIBIT INDEX

Exhibit
Number         Description of Document
------         -----------------------

3.1            Articles of Incorporation of the Registrant, dated January 26,
               2001*

3.2            Amended and Restated By-laws of the Registrant

10.1 Assignment and Assumption Agreement, dated April 23, 2001, by and between Developed Technology Resource, Inc. and DTR-Med Pharma Corp.*

10.2 Stock Exchange Agreement, dated April 25, 2001, by and among Developed Technology Resource, Inc., DTR-Med Pharma Corp., Pro-Pharmaceuticals, Inc. (Massachusetts) and the Shareholders (as defined therein)*

10.3           Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan**

* Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.

** Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB, as filed with the Commission on November 14, 2001.