Form 10KSB
period 2001-12-31
PRO PHARMACEUTICALS INC
filed 2002-04-16
CIK 1133416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2001

or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _____ to _____


Commission File Number 000-32877


                            PRO-PHARMACEUTICALS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


                 Nevada                                      04-3562325
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)


    189 Wells Avenue, Suite 200, Newton, Massachusetts           02459
         (Address of Principal Executive Offices)              (Zip Code)


Registrant's telephone number, including area code (617) 559-0033


      Securities registered pursuant to Section 12(b) of the Exchange Act:

       Title of each class          Name of each exchange on which registered
              None                                Not Applicable

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.001
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year: The issuer is a development stage company and has no revenues to report at this time.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 8, 2002 was: NOT APPLICABLE.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [_] NO [_]

                                 NOT APPLICABLE

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of April 8, 2002, was 15,524,410.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Information Statement for        Part III
the 2002 Annual Meeting of Stockholders

     Transitional Small Business Disclosure Format (check one):
     YES [_] NO [X]

                                            TABLE OF CONTENTS

Part I

Item 1.      Description of Business

Item 2.      Description of Property

Item 3.      Legal Proceedings

Item 4.      Submission of Matters to a Vote of Security Holders


Part II

Item 5.      Market for Common Equity and Related Stockholder Matters

Item 6.      Plan of Operation

Item 7.      Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.     Executive Compensation

Item 11.     Security Ownership of Certain Beneficial Owners and Management

Item 12.     Certain Relationships and Related Transactions

Item 13.     Exhibits and Reports on Form 8-K

                                     PART I

Item 1. Description of Business

Forward-Looking Statements

     This Form 10-KSB contains "forward-looking" statements that involve risks and uncertainties. Forward-looking statements include statements about the desired or believed utility and market for our potential products, future of the biotechnology and biopharmaceutical industry, statements about future business plans and strategies, and most other statements that are not historical in nature. Because forward-looking statements involve risks and uncertainties, there are factors, including those discussed below under "Risk Factors That May Affect Results," that could cause actual results to be materially different from any future results, performance or achievements expressed or implied. Accordingly, readers should not place undue reliance on forward-looking statements.

Initial Corporate Organization, Acquisition and Merger

     We were incorporated as "DTR-Med Pharma Corp." under Nevada law in January 2001 for the purpose of acquiring all the outstanding stock of our predecessor, Pro-Pharmaceuticals, Inc., which was a Massachusetts corporation engaged in a business we desired to acquire. From our incorporation until just before the acquisition, we were a wholly-owned subsidiary of Developed Technology Resource, Inc., a Minnesota corporation whose common stock is publicly traded on the Over-the-Counter Bulletin Board. In exchange for 1,221,890 shares of our common stock, Developed Technology transferred to us contractual rights that are described below under "Business of Pro-Pharmaceuticals -- Cancer Detection Technology." As part of that process, Developed Technology distributed its holdings of our common stock to its shareholders of record as of May 7, 2001. In anticipation of the acquisition of the Massachusetts company, we changed our name to "Pro-Pharmaceuticals, Inc."

     On May 15, 2001, we acquired all of the outstanding common stock of the Massachusetts corporation. We acquired these shares in exchange for 12,354,670 shares of our common stock. As a result, that corporation became our wholly owned subsidiary, and its shareholders through an exchange owned approximately 91% of the outstanding shares of our common stock, with the Developed Technology shareholders owning the remaining 9%. After the acquisition, we merged with the Massachusetts corporation and are the surviving corporation in the merger. The merger was treated as a capital transaction and was accounted for as a reverse merger in which Pro-Pharmaceuticals (Massachusetts) was the accounting acquirer.

     Concurrent with the acquisition, all of our original officers and directors resigned and were succeeded by the officers and directors of the predecessor Massachusetts corporation, except for Peter Hauser, who has served a director from our incorporation in January 2001. He had also served as Vice President from that time until the acquisition.

     As required by the stock exchange agreement that effected the acquisition, we filed a registration statement in June 2001 on Form 10-SB with the Securities and Exchange Commission in order to register our common stock under the Securities Exchange Act of 1934. The registration of our common stock under the Exchange Act became effective on August 13, 2001. Our articles of organization provide that our common stock may not be sold without our approval until the earlier of May 1, 2003 or the 90th day after the date our common stock is registered under the Securities Exchange Act of 1934. Accordingly, our common stock became eligible for transfer, subject to applicable federal and state securities law requirements, as of November 11, 2001. Public Securities Inc. of Spokane, Washington, has made application to the National Association of Securities Dealers (NASD) for permission to make a market in our common stock on the Over-the-Counter Bulletin Board, which is sponsored by the NASD.

     We are continuing the business of Pro-Pharmaceuticals (Massachusetts), which has been attempting to develop a technology that will reduce the toxicity and improve the efficacy of current drug therapies, including cancer chemotherapies, by combining the drugs with a number of specific carbohydrate compounds. This is now the principal focus of our business, and is the basis for the business discussion included in this Form 10-KSB.

     Our address is 189 Wells Avenue, Suite 200, Newton, Massachusetts 02459. Our telephone number is (617) 559-0033, fax number is (617) 928-3450, e-mail address is foley@pro-pharmaceuticals.com, and our website address is www.pro-pharmaceuticals.com.

Business of Pro-Pharmaceuticals

     Overview

     We are an early-stage research and development pharmaceutical company that intends initially to identify, develop and seek regulatory approval of technology that will reduce toxicity and improve the efficacy of currently existing chemotherapy drugs by combining the drugs with a number of specific carbohydrate compounds. Our fundamental objective is to increase the body's tolerance to the drugs by enabling delivery of the drugs while protecting healthy tissue. This would also permit use of larger doses of the drugs, since current dosages are generally limited due to concerns relating to their toxic effects on healthy cells. Our carbohydrate-based drug delivery system may also have applications for drugs now used to treat other diseases and chronic health conditions.

     In technical terms, we seek to "reformulate" existing cancer chemotherapy drugs with non-toxic carbohydrate-based compounds that recognize and adhere to specific binding sites on the surface of cancer cells. Reformulation of chemotherapy drugs already approved by the U.S. federal Food and Drug Administration has the following benefits for our business:

     o Our carbohydrate-based drug delivery system requires less time for development and FDA approval, and thus reaches the market sooner, because the active chemotherapy drugs are already approved and in widespread use for cancer treatment.

     o We expect fewer risks in drug development because our carbohydrate-based compounds would be combined with drugs already in widespread use. Use of carbohydrate compounds with increased capacity to bind to receptors only on cancer cells and combining the drug with a harmless carbohydrate polymer will reduce the toxic effect on healthy cells and permit better calibration (including possible increase) of dosages to diseased tissue.

     o We foresee a ready demand for chemotherapy that is less toxic and has greater efficacy. We believe the pharmaceutical industry would respond favorably to drug delivery systems to upgrade chemotherapies which patients would tolerate more easily. The industry would likely also be receptive to patent-protected drug delivery systems that "attach" to chemotherapies whose patent protection has expired.

     o We believe that the development of drug delivery systems to upgrade these widely used drugs can be accomplished with much less investment compared to the typical expenditures made by large pharmaceutical companies for a new drug launch.

     Cancer and Therapy Issues

     Cancer is a disease characterized by uncontrolled growth and spread of abnormal cells. The disease may be caused by patient-specific factors such as genetic predisposition, immune deficiency, hormones, diet and smoking, or external factors such as exposure to a toxic environment. It is the second leading cause of death in the United States, resulting in over 550,000 deaths annually. The National Cancer Advisory Board reports that more than 8 million persons in the U.S. have cancer. Estimates claim that approximately one in three Americans will be diagnosed with the disease their lifetime. About 1.2 million new cases are diagnosed in the U.S. each year. As populations age in the U.S., Canada and other industrialized nations, the incidence of the disease is expected to increase. About 6 million persons worldwide die annually from cancer.

     The most widely used methods to treat cancer are surgery, radiation and chemotherapy. Cancer patients often receive a combination of these treatments, and about half of all patients receive chemotherapy. Both radiation and chemotherapy have significant limitations that often result in treatment failure. In the case of chemotherapy, these limitations include:

     o Toxicity. Most chemotherapy agents kill cancer cells by disrupting the cell division process. Cells are killed once they begin to undergo division and replication. Although these agents are effective on cancer cells, which generally grow rapidly through cell division, they also kill healthy non-cancerous cells as these cells undergo ordinary division. This is particularly apparent in fast-growing normal cells, such as blood cells forming bone marrow, in the digestive tract, hair follicles, and reproductive cells. As the chemotherapy harms healthy tissue, the effectiveness of the drug is limited because dosage levels and treatment frequency cannot exceed tolerance levels for noncancerous cells. Moreover, the chemotherapy regimen often dramatically diminishes the quality of a patient's life through its physical and emotional side effects.

     o Inability to Selectively Target Diseased Cells. The administration of chemotherapy occurs in such a way that the drug reaches both healthy and diseased tissue. Normal cells are generally as receptive as tumors to the toxic effects of chemotherapy. Without the ability to target the drug exclusively to cancerous tissue, chemotherapy dosages must be kept within a range that healthy tissue can tolerate, thus reducing the optimal effectiveness of chemotherapy on diseased tissue.

     Our Business Strategy and Initial Objectives

     We seek to increase the effectiveness of current cancer treatment and other drugs. The initial objectives of our business strategy are as follows:

     o Verify and extend the carbohydrate-based drug enhancement concept encompassing our approach for developing novel cancer chemotherapy products.

     o Expand and enhance clinical applications of at least five widely used chemotherapy drugs (5-Fluorouracil, Adriamycin, Taxol, Cytoxan and Cisplatin) by combining them with our carbohydrate-based drug delivery system.

     o Demonstrate the safety and efficacy of such product candidates by means of preclinical evaluation and submitting investigational new drug ("IND") applications to the FDA.

     o Accelerate commercialization by identifying products that qualify for fast-track designation by the FDA (further described below). We plan to develop products to be used in treatment of types and stages of cancer for which treatments are now inadequate. The FDA has adopted fast-track and priority procedures for accelerating the approval of oncology agents addressing such needs, potentially reducing the time required to bring new drugs to market. Once approved, we would seek to expand the market potential of our products by seeking approval for indications in larger cancer patient populations.

     o Leverage our carbohydrate-based drug enhancement technology by applying it to other FDA-approved drugs, including drugs for conditions or ailments other than cancer, that would benefit from reduced toxicity and/or greater efficacy. This strategy would enable us to increase the portfolio of drugs to which our technology may be applied without corresponding development risk and expense of creating new drugs.

     o Apply our drug enhancement system with the aim of extending the patent life of current drugs, or in some cases drugs with expired patents, creating new patent protection. For example, the patent protections of the five cancer drugs with which we propose to work have all expired or long been in the public domain. Non-cancer drugs whose patents have expired, and that we might apply our carbohydrate-based drug enhancement technology to include: Prozac (anti-depressant manufactured by Eli Lilly and Company); Prilosec (anti-ulcerative manufactured by AstraZenaca PLC); and Zoloft (anti-depressant manufactured by Pfizer Inc.).

     Drug Delivery Technologies

     General

     The ultimate objective of enhanced drug delivery is to control and optimize the localized release of a drug at the target site and rapidly eliminate from the body the portion of the drug that was not delivered to the diseased tissue. Conventional drug delivery systems such as controlled release, sustained release, transdermal systems, and others are based on a physical erosion process for delivering active product into the systemic circulation over time with the objective of improving compliance by patients with a therapy regimen. These systems do not address the biologically important issues such as site targeting, localized release and elimination of undelivered drug from the body. The major factors that impact the achievement of this ultimate goal are:

     o Physical characteristics of a drug. These characteristics affect, among other things, the drug's interactions with the intended pharmacological target sites and undesired areas of toxicity; and

     o Biological characteristics of the diseased area. These characteristics impact the ability of a drug to selectively interact with the intended target site to allow the drug to express the desired pharmacological activity.

Both of these factors are important in increasing efficacy and reducing toxicity of cancer drugs. Biotechnology affords a new opportunity in drug delivery techniques by taking advantage of biological mechanisms such as drug-cell recognition and interactions, and particular physical characteristics of cancerous tissue.

     Our Focus: Carbohydrate-Based Drug Enhancement Technology

     We are attempting to develop a carbohydrate-based drug delivery technology to direct cancer drugs more selectively to tumor tissue so as to reduce the toxic side effects and improve the tumor reduction capacity of chemotherapy drugs now in use. Carbohydrates are found in the structural elements of cell walls and, among other functions, serve as recognition elements in biomolecules, enabling molecule-cell recognition, and hence, molecular targeting. The dense concentration of chemical functional groups within carbohydrates compared to other chemicals suits them for use in cell recognition applications in biological systems.

     Our drug enhancement technology is intended to take advantage of the following biological mechanisms to improve drug delivery:

     o    Disease-specific carbohydrate recognition; and

     o    Enhanced permeability and retention in tumors.

     Our technology does not change the chemistry of the drugs themselves, but rather "attaches" cancer drugs to proprietary carbohydrate compounds, which interact with sugar-specific proteins on the surface of the tumor cell. Because of these cell surface interactions, we believe that these compounds will increase cell permeability, resulting in increased targeted absorption of drugs by cancer cells. These cell surface interactions may also reduce the cells' ability to adhere to each other as well as to normal tissue, resulting in diminished ability of cancer cells to metastasize, or spread to other tissue systems.

     Our preliminary studies have led to the identification of certain mannans, a group of polysaccharides, as a potential drug delivery system. Polysaccharides are molecules consisting of one or more types of sugars. In the case of mannans, the principal component is the sugar mannose, which is similar in many respects to glucose. While mannans can be isolated from plant or microbial sources, we use mannans isolated from plants. We believe that a mannan with suitable chemical structure and composition, when attached to or combined with the active agent of a chemotherapy drug, increases cellular membrane fluidity and permeability, thereby assisting delivery of the drug. Also, our studies have shown that mannans of a certain structure may be able to protect healthy tissue from the toxic effects of chemotherapy drugs, and also may be able to increase therapeutic efficacy of such drugs.

     Initial Chemotherapy Applications

     We believe that our carbohydrate-based drug enhancement technology applies to essentially any oncology drug whose delivery to the target can be improved by utilizing sugar-specific recognition at the cancer cell surface. Initially, we are studying the effect of our carbohydrate-based system on the toxicity and efficacy of selected cancer drugs. We have conducted preliminary studies that indicate that certain of our mannans, when combined with some of these drugs, may significantly reduce the toxic effects of the drugs and may also increase therapeutic efficacy of such drugs.

     Our initial program is designed to be "risk-contained" in that it will focus on proven drugs for which there are already a great deal of data on their therapeutic efficacy and toxicity, along with an accumulated knowledge of their limitations. We intend to apply our drug delivery technology initially to five widely used chemotherapy agents: 5-Fluorouracil, Adriamycin, Taxol, Cytoxan and Cisplatin. Each of these drugs is among the most popular drugs used in cancer chemotherapy treatment in the United States, and for each of these drugs there is a strong need for improving their therapeutic efficacy and decreasing their toxicity.

     o 5-Fluorouracil (5-FU) is a fluorinated pyrimidine (a nucleic acid component). It interferes with the synthesis of DNA and inhibits the formation of RNA. Since DNA and RNA are essential for cell division and growth, the effect of 5-FU provokes unbalanced growth and death of the cell. The effect of DNA and RNA deprivation is most marked on those cells which grow more rapidly and which take up the 5-FU at a more rapid rate, such as cancer cells. 5-FU is effective against cancers of the colon, rectum, breast, stomach and pancreas. This drug is also toxic, resulting in side effects such as nausea, vomiting, mouth sores, gastrointestinal ulceration and bleeding, loss of hair, skin darkening and fatigue. 5-FU is manufactured by Roche Laboratories for intravenous administration. Originally patented in the late 1950s, its patent protection has expired.

     o Adriamycin (generic name -- doxorubicin hydrochloride) is a cytotoxic agent that selectively kills malignant cells and causes tumor regression. It binds to the DNA, and presumably inhibits nucleic acid synthesis. It is used to treat, among others, leukemia, cancers of the breast, ovaries, bladder, stomach and thyroid, as well as Hodgkin's and non-Hodgkin's lymphoma. Adriamycin is toxic, resulting in side effects such as nausea, vomiting, loss of hair, mouth sores, colon ulceration and heart damage. It is manufactured by Pharmacia Upjohn for intravenous administration. Originally patented in 1971, its patent protection has expired.

     o Taxol (generic name -- paclitaxel) is a relatively new anti-leukemic and anti-tumor agent, possessing a cytotoxic activity. It suppresses cell division by binding to so-called microtubules that form in a cell's nucleus to help move the chromosomes around during the division process. Taxol is most effective against ovarian and advanced breast cancers, particularly after failure of standard chemotherapy. Studies indicate that it might be effective against leukemia, lung carcinoma, colon carcinoma, renal carcinoma, melanoma, and CNS carcinoma. Taxol is toxic, and patients receiving it often develop problems ranging from rashes, drop in blood pressure and anemia to major breathing problems, hives and/or fluid buildup around the heart and bone marrow suppression. Almost all patients experience hair loss from Taxol, and some patients experience severe hypersensitivity reactions to Taxol. It is manufactured by Bristol-Myers-Squibb Company for intravenous administration. We believe that there are no patents covering the composition of Taxol (paclitaxel).

     o Cytoxan (generic name -- cyclophosphamide) has action leading to cross-linking of RNA of tumor cells, and thereby interferes with the growth of susceptible rapidly proliferating malignant cells. It is effective against a range of cancers, such as malignant lymphomas, Hodgkin's disease, various leukemias, and cancer of the breast and ovaries. This drug is toxic, with side effects including nausea, vomiting, anorexia, diarrhea, skin rash and darkening and, in extreme cases, heart damage or failure, and secondary malignancies. It is manufactured by Bristol-Myers-Squibb Company for intravenous and oral administration. We believe that there are no patents covering the composition of Cytoxan (cyclophosphamide).

     o Cisplatin appears to act by inhibiting DNA synthesis. It is effective against metastatic testicular and ovarian tumors (typically in combination with other chemotherapeutic agents, such as Cytoxan, above), and advanced bladder cancer. This drug is toxic, with side effects including renal toxicity, nausea, vomiting, anorexia, diarrhea and anemia. It is manufactured as PLATINOL(R) by Bristol-Myers-Squibb Company for intravenous injection. We believe that there are no patents covering the composition of Cisplatin.

     Preclinical Animal Studies; Investigational New Drug Application

     As discussed below, using independent laboratories we have conducted preclinical animal experiments to study the toxicity and efficacy of 5-Fluorouracil (5-FU), and are also conducting preclinical animal experiments to study the toxicity and efficacy of Adriamycin in combination with our mannan compounds. The preclinical data we obtained from the studies with 5-FU will be included in an Investigational New Drug, or IND, submission that we plan to make to the FDA in the first half of 2002. We have already submitted some study results to the FDA on a preliminary basis.

     Toxicity Studies

     Results of one toxicity study conducted in early 2001 indicate that one of our mannan compounds, named Davanat-1, may significantly decrease the toxicity of 5-FU. Ten groups of five animals each were used. In five groups, treated respectively with a placebo and one of four different mannans provided by us, the animals showed no signs of toxicity. That was expected because the animals were not receiving the toxic drug, and the mannans were not expected to be toxic at all. In four groups, treated respectively with 5-FU alone and 5-FU in combination with either of three of the mannans, the animals showed signs of severe toxicity. In one group, treated with 5-FU in combination with the fourth mannan, Davanat-1, no clinical signs of toxicity were observed. This provides a preliminary indication of potential reduction in cancer drug toxicity by a carbohydrate-based addition to the cancer drug.

     A second, similar study, also conducted in early 2001, was performed to test a potential reduction of toxicity of another anticancer drug, Adriamycin, in combination with each of two mannan compounds selected for the study. Results indicate that one of the mannan compounds may decrease the toxicity of Adriamycin. In two groups, treated with Adriamycin alone and Adriamycin in combination with one mannan, the animals showed signs of severe toxicity. In one group, treated with the same amount of Adriamycin in combination with the second mannan, four out of the five animals in the group did not show any clinical signs of toxicity. Again, this provides a preliminary indication of potential reduction in cancer drug toxicity by a carbohydrate-based addition to the cancer drug. The fact that two different cancer drugs with chemically unrelated structures showed a marked reduction of their toxicity in combination with particular mannans indicates that there might be some fundamental underlying biological reasons, related to the mannans rather than to the drugs, for the reduction in toxicity.

     The above toxicity studies were conducted by Toxikon Corporation, a comprehensive compliance FDA-registered service testing laboratory in Bedford, Massachusetts, that is not affiliated with Pro-Pharmaceuticals. Please see "Research" below, for further information about Toxikon Corporation.

     In four subsequent preclinical experiments conducted in June and September 2001, we studied on larger animals the toxicity reduction of 5-FU in combination with Davanat-1, which had demonstrated toxicity reduction in the prior 5-FU study. These experiments were performed in accordance with FDA guidelines and recommendations on rats (acute and long-term toxicity study) and dogs (acute and long-term toxicity study) measuring the effect of the 5-FU/Davanat-1 combination on blood structure and survival of these animals. Preliminary results indicate that the 5-FU/Davanat-1 combination decreased toxicity using this measure because it resulted in lower animal mortality and decreased loss of blood structure components in comparison to the results of tests which administered 5-FU alone.

     These four experiments were conducted by Redfield Laboratories, Inc., based in Redfield, Arkansas and licensed by the U.S. Department of Agriculture to conduct research in laboratory animals. Testing conditions at Redfield Laboratories are in compliance with the federal Animal Welfare Act. Redfield Laboratories is not affiliated with Pro-Pharmaceuticals. Please see "Research" below, for further information about Redfield Laboratories.

     Efficacy Study

     A preliminary study was performed to test a potential change in therapeutic efficacy of 5-FU in a combination with Davanat-1, which had decreased toxicity of the drug in healthy animals (see the first study described in " -- Toxicity Studies," above). The study was motivated by the desire to test the possibility that Davanat-1 might diminish both toxicity and efficacy in parallel, if the Davanat-1 were merely competing with 5-FU for binding with cells, healthy or cancerous. Results of the study demonstrated, however, that Davanat-1, which may decrease toxicity of 5-FU, may also increase efficacy of the drug when the drug combined with Davanat-1 is administered into cancer-carrying animals. In this study, we ascertained a decrease in tumor size following administration of 5-FU alone as well as administration of the 5-FU/Davanat-1 combination. When the 5-FU/Davanat-1 combination was administered, the time for the tumor to quadruple in size in the animals increased from 24 days (5-FU alone administered) to 56 days (5-FU/Davanat-1 combination administered) relative to 12 days for control animals (no drug administered).

     The above efficacy study was conducted by Southern Research Institute in Birmingham, Alabama. Southern Research Institute is an independent, not-for-profit contract research organization that is not affiliated with our company. Please see "Research" below, for further information about Southern Research Institute.

     Carbohydrate-Cancer Drug Formulations

     We are currently developing formulations of carbohydrates linked to anti-cancer drugs. We have chemically synthesized four novel products that are carbohydrate derivatives of Adriamycin, and have conducted preclinical animal experiments, studying both toxicity (on healthy animals) and efficacy (on cancer-carrying animals). Preliminary results of these experiments indicate that all four of the synthesized carbohydrate-Adriamycin compounds, and particularly one, named Galactomycin, are significantly less toxic compared with the original Adriamycin, and demonstrate therapeutic efficacy as well. In the case of Galactomycin, the preliminary results indicated a therapeutic efficacy higher than that for the parent Adriamycin. These studies were conducted at the Academy of Medical Sciences, Moscow, Russia.

     Although the foregoing studies are encouraging, the results achieved in preclinical studies with animals are often not duplicated in human patients. Please see "Risk Factors That May Affect Results -- Our product candidates will be based on novel technologies" below.

     IND Application; Anticipated Phase I Study

     We have engaged Averion, Inc., of Framingham, Massachusetts, for the purpose of assisting us in matters including statistical analysis, pre-IND support services and design and implementation of our future Phase I study. To date, Averion has prepared a statistical analysis report and has conducted pre-IND support services, all in accordance with work assignments as they and we establish from time to time. Work assignments dated February 20, 2002 and February 26, 2002, in connection with statistical analysis support, provide that those services are to be charged on an hourly basis. As of March 31, 2002, charges have aggregated approximately $89,447 for those services. A work assignment dated March 1, 2002 concerns services in connection with our anticipated Phase I study, not yet started, with a budget cost estimate of $570,000.

     Cancer Detection Technology

     We have an indirect royalty interest in a cancer detection technology that may be applied to the detection of soft tissue nodules in human organs, and may thus assist in the detection of cancerous tissue. A diagnostic system has been developed which is based on this detection technology. This system uses pressure to measure the elasticity or hardness of soft tissue, and, through digitization, provides a clinician with an image of the size and location of nodules in the tissue. While the detection technology is currently being focused on the development of a prostate imaging system, the technology is also believed to be applicable to the detection of nodules or hardness in the breast.

     The detection technology is substantially covered by three United States patents: Patent No. 5,265,612 entitled "Intercavity Ultrasonic Device for Elasticity Imaging"; Patent No. 5,524,636, dated June 11, 1996 entitled "Method and Apparatus for Elasticity Imaging"; and Patent No. 5,785,663 dated July 28, 1998, entitled "Method and Device for Mechanical Imaging of Prostate."

     The detection technology is owned, and primary development efforts are being conducted, by ArMed, Inc., a Delaware corporation (formerly ArMed LLC, a Delaware limited liability company). Artann Corporation, a New Jersey corporation, and an earlier owner and developer of the detection technology, transferred the detection technology to ArMed, Inc. in 1996, and in return received a license to use, develop, manufacture and market a home use breast cancer system utilizing the detection technology.

     Artann Corporation entered into an "Agreement for Transfer of Patent and Proprietary Rights" dated September 5, 1995, as amended on August 29, 1996, with our former parent company, Developed Technology. We refer to that agreement as the "royalty agreement" in this section. We received our rights under the royalty agreement by assignment from Developed Technology on April 23, 2001. Armen P. Sarvazyan is the original inventor of the detection technology, is the principal shareholder of Artann Corporation, and is also a party to the royalty agreement. Sarvazyan and Artann Corporation, combined, have approximately a 9.5% equity and voting interest in ArMed, Inc., on a fully diluted basis.

     The royalties which we have a right to receive under the royalty agreement are based on the gross revenues of Artann Corporation and Sarvazyan. Those gross revenues, if generated, will be obtained by Artann Corporation from (i) the sale of home use breast cancer detection systems, utilizing the detection technology,
(ii) the licensing or assignment to third parties of the rights to manufacture and sell breast cancer detection systems utilizing the detection technology, and
(iii) distributions made by ArMed, Inc. to Artann Corporation. The royalty computation is complex and not readily subject to description, and varies significantly depending upon the specific application of the detection technology.

     We do not anticipate receiving any revenue under the royalty agreement for at least two years, and we do not expect any revenue we do receive to be substantial. An independent appraisal of our royalty interest under the royalty agreement was obtained in March 2001. That appraisal established a fair market value of our royalty interest at $107,000. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, we determined that the carrying amount of this asset may not be recoverable and we wrote down the value of the asset to the amount of expected future cash flows to be generated by the asset. As a result of this we wrote off the $107,000 of contractual rights in 2001.

     We may exchange our royalty interest for a direct equity interest in ArMed, Inc. We cannot predict whether our royalty interest will ever result in any revenues to us.

     Patents and Proprietary Rights

     We have six pending utility patent applications in the United States. The patent applications cover methods and compositions for reducing side effects in chemotherapeutic formulations, and improving efficacy and reducing toxicity of chemotherapeutic agents. Two of our utility patents are filed worldwide under the Patent Cooperation Treaty. (In order to retain the benefit of a PCT application, national applications must be filed before the appropriate deadlines.)

     We intend to file additional patent applications when appropriate, with respect to improvements in our core technology and to specific products and processes that we develop. There can be no assurance that any patents will issue from any present or future applications or, if patents do issue, that such patents will be issued on a timely basis or that claims allowed on issued patents will be sufficient to protect our technology. Our intellectual property is subject to other risks, including potential patent challenges and possible lack of protection. Please see "Risk Factors That May Affect Results -- Our competitive position depends on protection of our intellectual property" below, for additional discussion of risks related to intellectual property.

     We filed with the U.S. Patent and Trademark Office (PTO) applications to register the following trademarks/service marks: ADVANCING DRUGS THROUGH GLYCOSCIENCE; GLYCO-UPGRADE; PRO-PHARMACEUTICALS, INC.; DAVANAT; UCLT and UNIVERSAL CARBOHYDRATE LINKER TECHNOLOGY. The PTO generally issues an office action several months after an application is filed which reports on its initial determination of whether a mark is registrable under the federal trademark statute. In February 2002, the PTO issued Notices of Allowance for two of these marks, ADVANCING DRUGS THROUGH GLYCOSCIENCE, and GLYCO-UPGRADE. In order to obtain registrations, we must file evidence of use by August 2002, or we must file an for an extension of time to provide evidence of use. In January 2002, the PTO informed us that the mark PRO-PHARMACEUTICALS, INC. has been approved for publication. Unless an opposition to registration is timely filed, the PTO will issue a Notice of Allowance for this mark.

     Research

     We anticipate that our focus will be on design and analysis of carbohydrate-based drug enhancement systems. We do not anticipate building in-house research or development facilities, or hiring staff to conduct those activities. As we have done to date, we will have our pre-clinical testing conducted by outside laboratories.

     Our early stage research was conducted by Toxikon Corporation and by Redfield Laboratories. Toxikon is a comprehensive compliance FDA-registered service testing laboratory in Bedford, Massachusetts, that is not affiliated with Pro-Pharmaceuticals. Toxikon's laboratory is ISO-9001 certified and EN-45001 approved, meaning that it complies with quality management standards as established by the International Organization for Standardization and other international organizations. Redfield Laboratories, Inc., based in Redfield, Arkansas, is licensed by the U.S. Department of Agriculture to conduct research in laboratory animals. Testing conditions at Redfield Laboratories are in compliance with the federal Animal Welfare Act. Redfield Laboratories is not affiliated with Pro-Pharmaceuticals.

     Our current research on toxicity and efficacy of several chemotherapy drugs both alone and in combinations with our mannans on cancer-carrying animals is being conducted by Southern Research Institute in Birmingham, Alabama. Southern Research Institute is an independent, not-for-profit contract research organization that is not affiliated with our company.

     If we develop products eligible for clinical trials, we will contract with an independent clinical research organization to design the trial protocols and arrange for and monitor the clinical trials. We also intend to rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and consequently will be dependent on governmental participation and funding. Our dependence on third-party researchers will involve risks including lessened control over the timing and other aspects of any clinical trials, since we will not be conducting them on our own. Please see "Risk Factors That May Affect Results -- We have no experience in clinical trials," below, for additional discussion of risks related to our research.

     Our research and development expenditures totaled $893,457 in 2001 and $100,250 in 2000. These totals include amounts spent by Pro-Pharmaceuticals (Massachusetts) prior to our merger in May 2001.

     Manufacturing and Marketing

     We are a development company and do not have, or intend to obtain, internal facilities for the manufacture of any of our products for clinical or commercial production. In order to have our products manufactured, we will initially need to develop relationships with third-party manufacturing resources, enter into collaborative arrangements with other parties that have established manufacturing capabilities or elect to have other third parties manufacture our products on a contract basis. Later we would propose to have our products manufactured and marketed pursuant to licensing agreements as discussed below.

     We also have no marketing infrastructure, and we do not intend to develop a sales and marketing staff to commercialize pharmaceutical products. If we develop products eligible for commercial sale, we will need to rely on third parties such as licensees, collaborators, joint venture partners or independent distributors to market and sell those products. Our dependence on third-party manufacturers and marketers will involve risks relating to our lessened control, and other risks including those discussed in "Risk Factors That May Affect Results -- We will depend on third parties to manufacture and market our products," below.

     We currently envision having our manufacturing and marketing operations conducted pursuant to license agreements that we would negotiate with pharmaceutical companies with respect to manufacturing and marketing of their "upgraded" drugs. While we presently contemplate offering the rights to manufacture and market an "upgraded" drug to the original pharmaceutical company that developed the drug, we will evaluate other manufacturing and marketing arrangements as well.

     Competition

     We expect to encounter significant competition for the principal drug delivery systems we plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. Accordingly, the relative speed with which we and any future collaborators can develop products, complete preclinical testing and clinical trials and approval processes, and supply commercial quantities of the products to the market are expected to be important competitive factors. A number of biotechnology and pharmaceutical companies are developing new drug delivery systems for the treatment of the same diseases being targeted by us. In some instances, such products have already entered late-stage clinical trials or received FDA approval. Significant levels of research in biotechnology, medicinal chemistry and pharmacology occur in academic institutions, governmental agencies and other public and private research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting and retaining skilled scientific talent. Please see "Risk Factors That May Affect Results -- We face intense competition in the biotechnology and pharmaceutical industries," below, for additional discussion related to our current and potential competition.

     Our potential competition includes other companies developing drug delivery systems based on carbohydrates, as well as companies developing drug delivery systems based on other polymers. The principal competitors in the polymer area are Cell Therapeutics, Access Pharmaceuticals, Daiichi, Enzon and Pharmacia which are developing alternate drugs in combination with polymers. We believe we are the only company conducting research on mannan-based drug delivery systems.

     In addition, we face competition with technologies other than polymer-based delivery technologies. We believe that the principal current competitors to polymer-based targeting technology fall into two categories: monoclonal antibodies and liposomes. A number of companies are developing or may in the future engage in the development of products competitive with our drug delivery system. Several companies are working on targeted monoclonal antibody therapy including Bristol-Myers Squibb, Centocor, GlaxoSmithKline, ImClone and Xoma. Currently, liposomal formulations being developed by Nexstar (acquired by Gilead Sciences), The Liposome Company (acquired by Elan Corporation) and Sequus Pharmaceuticals (acquired by Alza Corporation), are the major competing intravenous drug delivery formulations which deliver similar drug substances. A number of companies are developing or evaluating enhanced drug delivery systems. We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative delivery system technologies achieve similar if not identical advantages.

     We believe that our ability to compete successfully will be based on our ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for our products, obtain required regulatory approvals and manufacture and successfully market our products either alone or through outside parties.

     Government Regulation

     The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the Food and Drug Administration (FDA) regulates drugs under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution. Please see "Risk Factors That May Affect Results -- We will need regulatory approvals to commercialize our products," below, for additional discussion of risks related to regulatory compliance.

     Drug Approval Process

     No drug may be marketed in the U.S. until the drug has received FDA approval. We have not yet submitted an application for approval for any of our product candidates. The steps required before a drug may be marketed in the U.S. include:

     o    preclinical laboratory tests, animal studies, and formulation studies

     o submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin

     o adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication

     o    submission to the FDA of a New Drug Application, or NDA

     o satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Procedures established by the FDA ("cGMP") and

     o    FDA review and approval of the NDA.

     Preclinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin.

     Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

     Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent Institutional Review Board before it can begin. Study subjects must sign an informed consent form before participating in a clinical trial. Phase I usually involves the initial introduction of the investigational drug into people to evaluate its safety, dosage tolerance, pharmacodynamics, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific indications. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. There is no assurance that these trials will be completed within a specified period of time, if at all.

     Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA will issue an approval letter. If the FDA evaluates the NDA submission or manufacturing facilities as not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Even if we submit the requested additional information, the FDA ultimately may decide that the NDA does not satisfy the regulatory criteria for approval. The testing and approval process requires substantial time, effort, and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval.

     FDA "Fast Track" Program; Priority Review

     The FDA's "fast track" program is intended to facilitate the development and expedite the review of drugs intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for such conditions. Under this program, the FDA can, for example, review portions of an NDA for a fast track product before the entire application is complete, thus potentially beginning the review process at an earlier time. We intend to seek to have some of our products designated as fast track products, with the goal of reducing review time. There can be no guarantee that the FDA will grant any of our requests for fast track designation, that any fast track designation would affect the time of review, or that the FDA will approve the NDA submitted for any of our product candidates, whether or not fast track designation is granted. Additionally, FDA approval of a fast track product can include restrictions on the product's use or distribution (such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or experience), and can be conditioned on the performance of additional clinical studies after approval.

     FDA procedures also provide priority review of NDAs submitted for drugs that, compared to currently marketed products, offer a significant improvement in the treatment, diagnosis, or prevention of a disease. NDAs that are granted priority review are intended to be acted upon more quickly than NDAs given standard review. The FDA's current goal is to act on 90% of priority NDAs within six months of receipt. We anticipate seeking priority review with regard to some of our product candidates. There can be no guarantee that the FDA will grant priority review status in any instance, that priority review status will affect the time of review, or that the FDA will approve the NDA submitted for any of our product candidates, whether or not priority review status is granted.

     Post-Approval Requirements

     If FDA approval of one or more of our products is obtained, we will be required to comply with a number of post-approval requirements. For example, holders of an approved NDA are required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

     FDA "Orphan Drug" Designation

     The FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. As well, orphan drugs usually receive ten years of marketing exclusivity in the E.U.

     Non-United States Regulation

     Before our products can be marketed outside of the United States, they are subject to regulatory approval similar to that required in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. No assurance can be given that even if a product is approved by a regulatory authority, satisfactory prices will be approved for such product.

     Environmental Regulation

     Pharmaceutical research and development involves the controlled use of hazardous materials including but not limited to certain hazardous chemicals and radioactive materials. In connection with research, development and manufacturing activities, biotechnology and biopharmaceutical companies are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Since we do not anticipate building in-house research, development or manufacturing facilities, but plan to have these activities conducted by contractors and other third parties, we do not anticipate that we will be directly affected by environmental regulations. However, our contractors and others conducting research, development or manufacturing activities for us may be required to incur significant costs to comply with environmental and health and safety regulations in the future, and this could in turn affect our costs of doing business and might ultimately interfere with timely completion of research or manufacturing programs if those third parties are unable to comply with environmental regulatory requirements.

     Employees

     As of April 8, 2002, we have three employees, including David Platt, our President and Chief Executive Officer; Maureen Foley, our Chief Operating Officer; and an administrative assistant. All are full-time employees.

     Executive Officers and Directors

     The following table sets forth information about our executive officers and directors:

        Name             Age as of 2/28/02               Position
        ----             -----------------               --------

David Platt, Ph.D.               48          President, Chief Executive Officer,
                                             Treasurer, Secretary and Director

Maureen Foley                    60          Chief Operating Officer

James Czirr                      48          Executive Vice President of
                                             Business Development and Director

Peter Hauser                     61          Director

Burton C. Firtel                 62          Director

Dale H. Conaway, D.V.M.          47          Director

David H. Smith                   62          Director

Edgar Ben-Josef, M.D.            42          Director

     Dr. Platt has served as our President, Chief Executive Officer, Treasurer, Secretary and a director since May 15, 2001. Previously, he had been President, Chief Executive Officer, Treasurer, Clerk and a director of Pro-Pharmaceuticals (Massachusetts), the Company's predecessor, since its founding in July 2000. He was Chairman of the Board, Chief Executive Officer and Secretary of SafeScience Inc. (now known as GlycoGenesys, Inc.) (NASDAQ SmallCap: GLGS) (formerly IGG International, Inc.), a biotechnology company involved in research and development of products for treating cancer and immune system diseases, from December 1992 through May 2000. Dr. Platt had been Chairman of the Board, Chief Executive Officer and Secretary of Agricultural Glycosystems, Inc., a wholly owned subsidiary of SafeScience, from its inception in June 1995 through May 2000. Agricultural Glycosystems manufactures and markets complex carbohydrate compounds for use in agriculture. He is currently a director of Integrated Pharmaceuticals, Inc. (OTCBB: INTP), a company specializing in molecular-level means of increasing speed of production of enzymes for use in fermentation. Dr. Platt received a Ph.D. in Chemistry from Hebrew University in Jerusalem, Israel, in 1988, and also earned an M.S. degree in 1983 and a B.S. degree in 1978 from Hebrew University. He earned a Bachelor of Engineering degree in 1980 from Technicon in Haifa, Israel.

     Ms. Foley has served as our Chief Operating Officer since October 2001 and prior to that time served as our Manager of Operations since January 2001. She has been involved in the start-up of several high tech companies, where she has been responsible for the establishment and administration of business operations including human resources and benefits, accounting and finance, marketing, product development, and project management. Her experience at start-up companies includes the following: From June 2000 to December 2000, she provided business operations services as described for eHealthDirect, Inc., a developer of medical records processing software. From October 1999 to May 2000 she provided business operations services for ArsDigita, Inc., a developer of business software and programs. From June 1996 to August 1999, Ms. Foley served with Thermo Fibergen Inc., a subsidiary of Thermo Electron Corporation, a paper waste processing developer. She is a director and Chairman of Tax/Eze, Inc. a tax preparation and financial services company, and a director of Stewart/Precision, Inc., a metal fabricator, and Ergonics, Inc., a project management firm. Ms. Foley is a graduate of The Wyndham School, Boston, Massachusetts, with a major in Mechanical Engineering.

     Mr. Czirr has served as Executive Vice President of Business Development and a director since May 15, 2001. He had been a director of Pro-Pharmaceuticals (Massachusetts), our predecessor, since its founding in July 2000. He has been an independent corporate and public relations consultant for over ten years, working with various companies concerning business strategies, including issues such as organization of production, finance and capital programs, marketing strategies and incentive programs. He is a director of the following companies which are subject to the reporting requirements of the Securities Exchange Act of 1934: Metalline Mining Co. (OTCBB: MMGG), which is developing a zinc mine in Mexico; and NACO Industries Inc., which manufactures polyvinyl chloride fittings for use in agriculture, municipal and industrial applications. Mr. Czirr received a B.B.A. degree from the University of Michigan in 1976, and has completed post-graduate courses at the University of Toledo School of Business Administration, and at the College for Financial Planning.

     Mr. Hauser has served as a director since May 15, 2001. He has been a director of Developed Technology Resource, Inc. (DEVT.OB), a company subject to the reporting requirements of the Securities Exchange Act of 1934, since October 1993. Since 1977, he has been employed by Equity Securities Trading Co., Inc., a Minneapolis-based brokerage firm, where he is a Registered Principal. Mr. Hauser received a B.A. from the University of Minnesota in 1965.

     Mr. Firtel has served as a director since May 15, 2001. He is President of Adco Medical Supplies Incorporated, a company he founded in 1970. Adco Medical Supplies distributes disposable medical supplies to U.S. customers, mostly for hospital use. Mr. Firtel also serves as President of Plastic Fabricators Incorporated, a manufacturer of plastic burial supplies sold through distributors to customers in the funeral industry, which was acquired by Adco Medical Supplies in 1992. Mr. Firtel received a B.S. degree in Business Administration from Boston University in 1961.

     Dr. Conaway has served as a director since May 15, 2001. He is currently the Deputy Regional Director and the Chief Veterinary Medical Officer for the Office of Research Compliance and Assurance, a division of the U.S. Department of Health and Human Services. From March 1998 to March 2001, he served as Manager of the Equine Drug Testing and Animal Disease Surveillance Laboratories, for the Michigan Department of Agriculture. From July 1994 to March 1998, he was the Regulatory Affairs Manager for the Michigan Department of Public Health Vaccine Production Division. Dr. Conaway received a D.V.M. degree from Tuskegee Institute, Tuskegee, Alabama, in 1979, and a M.S. degree in Pathology from the College of Veterinary Medicine, Michigan State University, in 1984.

     Mr. Smith has served as a director since January 10, 2002. Since 1996, he has been a Founder and Managing Director of venture capital funds, as follows:
Interim Advantage Fund, LLC (founded in 1996), Contra V.C., LLC (founded in
1998) and Tailwind V.C., LLC (founded in 2000). He has had significant business experience in the clinical laboratory industry. He was a co-founder, Vice President and Director of Canberra Industries, a large publicly-traded manufacturer of analytical instruments, and also of Canberra Clinical Laboratories, which was sold in 1986 to MetPath, Inc., a subsidiary of Corning, Inc. Mr. Smith received a B.A. degree in Political Science from Hampden-Sydney College in 1961.

     Dr. Ben-Josef has served as a director since January 10, 2002. He is a physician specializing in radiation oncology, both as a clinician and a researcher. Since July 1995, he has served as an attending physician at the Gershenson Radiation Oncology Center, Harper Hospital, in Detroit, Michigan. Since July 2000, he has been an Associate Professor in the Department of Radiation Oncology of the Wayne State University School of Medicine. Dr. Ben-Josef received an M.D. degree from The Hebrew University - Hadassah School of Medicine in Jerusalem, Israel. He received a B.Med.Sc. degree from that institution in 1980.

     None of the persons specified above share any familial relationship. Other than the persons specified above, there are currently no significant employees that we expect to make a significant contribution to our business. All of our directors serve until the next annual meeting of stockholders.

     To the best of our knowledge, there are no material proceedings to which any of our directors (all of whom are current nominees) or executive officers is a party adverse to, or has a material interest adverse to, Pro-Pharmaceuticals. To the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any director, executive officer, promoter or control person of Pro-Pharmaceuticals during the past five years.

     Scientific and Clinical Advisory Boards

     We continue to recruit members for a Scientific Advisory Board that will include recognized scientists with expertise in the fields of carbohydrate chemistry and biochemistry, immunology, cell and molecular biology, and synthetic and medical chemistry. The Scientific Advisory Board will meet with our management on a regular basis and in smaller groups or individually from time to time on an informal basis. The members will assist us in identifying scientific and product development opportunities, reviewing with management the progress of our specific projects and recruiting and evaluating our scientific staff. We may also have a Clinical Advisory Board that will assist us from time to time on clinical matters.

     The initial members of our Scientific Advisory Board are: Dr. David Platt, our President and Chief Executive Officer and a director; Dr. Anatole A. Klyosov; Dr. Dale H. Conaway, a director; Dr. Edgar Ben-Josef, a director; Dr. Henry Esber; and Dr. Mildred Christian. See "Executive Officers and Directors," above, for additional information about the business and educational backgrounds of these persons, other than Dr. Klyosov, Dr. Esber and Dr. Christian, whose backgrounds are as follows:

     Dr. Klyosov was the Senior Vice President, Chief Scientific Officer of Pro-Pharmaceuticals (Massachusetts), our predecessor, as of its founding in July 2000. Dr. Klyosov owns 50% of MIR International, Inc., which provides consulting services regarding our research and development. See "Consulting Arrangements," below. From 1996 to the present, Dr. Klyosov has served as Manager, Research and Development, for Thermo Fibergen Inc. (AMEX: TFG), a biotechnology company that develops and manufactures products including biotechnological materials and fiber-based composites. From 1990 to June 1998, Dr. Klyosov served as Professor of Biochemistry at Harvard Medical School, Center for Biochemical and Biophysical Sciences and Medicine, where he studied an enzyme involved in angiogenesis of cancer cells, glucocorticoid receptors, and biochemistry of alcohol abuse. Dr. Klyosov received a Ph.D. degree in Physical Chemistry from Moscow State University in 1972, and a D.Sc. degree in Physical Chemistry and Biochemistry from Moscow State University in 1977.

     Dr. Esber is Executive Director of Business Development for Primedica Corporation, a contract research organization. Dr. Esber has served in this capacity for more than five years. Dr. Esber is a co-founder and a director of BioQuant Corporation (formerly BioSignature Diagnostics, Inc.), a developer of immunochemistry kits for diagnosis and assessment of immunological diseases. He is also a co-founder of Advanced Drug Delivery, Inc., a biotechnology company that focuses on development of drug delivery systems using co-polymers or other modifications for use in the area of cancer and other diseases. Dr. Esber serves on the Scientific Advisory Boards of several U.S. and non-U.S. biotechnology companies, including Celltek Biotechnologies, Inc., BioQuant Corporation and Delmont Laboratories. Dr. Esber received a B.S. degree in Biology from the College of William and Mary in 1961, an M.S. degree in Public Health and Parasitology from the University of North Carolina in 1963, and a Ph.D. degree in Immunology/Microbiology from West Virginia University Medical Center in 1967.

     Dr. Christian is President and Chief Executive Officer of Argus International, Inc., a provider of consulting services in regulatory affairs. She is also Executive Director of Research of Argus and Redfield Laboratories, both divisions of Charles River Laboratories, Inc. Since founding Argus Research Laboratories in 1979 and Argus International in 1980, she has participated at all levels in the performance, evaluation and submission of developmental ("teratology"), reproductive and general toxicology evaluations in over 1,800 studies from protocol to final report. Dr. Christian is a member of 20 professional organizations, and has served as president of each of the Teratology Society, the American College of Toxicology, and the Academy of Toxicological Sciences. She is an honorary member of the Society of Quality Assurance and founding editor of the Journal of Toxicological Sciences. She has edited or contributed to several major textbooks and is the author of over 120 papers and abstracts published in U.S. and international journals. Dr. Christian obtained her Ph.D. from Thomas Jefferson University in developmental anatomy and pharmacology.

     Consulting Arrangements

     We have entered into consulting arrangements directly and indirectly with an officer and certain advisors, in order to utilize their expertise at this stage of our corporate development. Each of the following agreements is terminable on thirty days' notice.

     Extol International Ltd., a company controlled by James Czirr, our Executive Vice President of Business Development and a director, has agreed to provide financing and business development services. This agreement provides for a monthly payment of $12,500 and reimbursement of expenses. Mr. Czirr owns more than 5% of our outstanding common stock.

     MIR International, Inc., a company controlled by Anatole A. Klyosov, Ph.D., a member of our Scientific Advisory Board and formerly our Senior Vice President and Chief Scientific Officer, has agreed to provide consulting services regarding our research and development including design of preclinical experimental protocols, arranging preclinical experiments, performing chemical synthetic work, and preparing reports on biochemical study and clinical applications of carbohydrates. This agreement provides for a monthly payment of $5,000 and reimbursement of expenses. Dr. Klyosov owns more than 5% of our outstanding common stock.

     Eliezer Zomer, Ph.D., has agreed to provide consulting services with respect to the development of standard operations procedures for the manufacture of our medical products. This agreement provides for a monthly payment of $2,000 and reimbursement of expenses.

     Offer Binder, Ph.D., has agreed to provide management advisory services. This agreement provides for a monthly payment of $5,000 and reimbursement of expenses. Dr. Binder owns more than 5% of our outstanding common stock.

     Risk Factors That May Affect Results

     This annual report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this annual report on Form 10-KSB.

     We are at an early stage of development without operating history.

     We are a development-stage venture without operating history. Our future revenues and profits are uncertain. We were incorporated in January 2001. Our predecessor, Pro-Pharmaceuticals (Massachusetts) was incorporated in July 2000. We have not generated any revenues to date. Though we have prepared and tested several carbohydrate-based formulations in preclinical studies, we have not prepared formulations of any therapeutic product for testing, and we have not commenced any clinical trials. We have no therapeutic products available for sale, and none are expected to be commercially available for several years, if at all. Our research activities may not lead to the development of any commercially viable products. We may never generate revenue or become profitable, even if we are able to commercialize any products. If we are unable to generate revenues or profits, you might not be able to realize returns on your investment in our company. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

     We have incurred net losses to date and depend on outside capital.

     Our predecessor, Pro-Pharmaceuticals (Massachusetts) had incurred net operating losses since its incorporation in July 2000. Our accumulated deficit as of December 31, 2001 was approximately $4,158,000, which includes approximately $1,960,000 of various non-cash charges related to certain equity transactions. We will need to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial increasing operating losses for at least the next several years. Accordingly, we will not be generating our own capital and will remain dependent on outside sources of financing during that time.

     As of December 31, 2001, we had approximately $1,491,000 in cash and cash equivalents. We have budgeted expenditures for the twelve-month period ending December 31, 2002 of approximately $5,600,000. We attempted to fund these expenditures through proceeds of a private placement that we began in May 2001 and terminated as of December 3, 2001. We raised $2,237,500 prior to termination.

     On December 13, 2001, we commenced a public offering of 1,428,572 shares of our common stock, at a price to the public of $3.50 per share, pursuant to a registration statement on Form SB-2. We are offering these shares principally to selected institutional and accredited investors. We retained Atlas Capital Services, LLC, to act, on a best efforts basis, as our placement agent in connection with this transaction. We anticipated concluding the offering on February 11, 2002 but extended the offering until June 11, 2002. As of April 8, 2002, we had sold but not yet issued approximately 50,570 shares pursuant to our public offering. Also on the Form SB-2, we registered another 1,221,890 shares of our common stock to be offered and sold, from time to time, by the selling security holders identified in the registration statement. We will not receive any proceeds from the sale of common stock by the selling security holders.

     We will require substantial funds to: (1) continue our research and development programs, (2) acquire technologies by license or purchase, and (3) conduct preclinical studies and clinical trials. We may need to raise additional capital to fund our operations repeatedly. We may raise such capital through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources. Our capital requirements will depend upon numerous factors, including the following:

     o    the establishment of collaborations

     o    the development of competing technologies or products

     o    changing market conditions

     o    the cost of protecting our intellectual property rights

     o the progress of our research and development programs, the progress of our collaborations and receipt of any option/license, milestone and royalty payments resulting from those collaborations

     o    technology acquisition opportunities

     Additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, we may curtail operations significantly. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, products and/or potential markets. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, our equity holders may experience dilution of their proportionate ownership of the company.

     Our product candidates will be based on novel technologies.

     Our product candidates will be based upon novel technologies that we plan to use to apply to drugs currently used in the treatment of cancer and other diseases. These technologies have not been proven. Carbohydrates are difficult to synthesize, and we may not be able to synthesize carbohydrates that would be usable as delivery vehicles for the anti-cancer drugs we plan to work with. Furthermore, as is often the case, preclinical results in animal studies may not predict outcomes in human clinical trials. Our product candidates may not be proven safe or effective. If this technology does not work, our product candidates may not develop into commercial products.

     We must successfully develop products in order to generate revenue.

     Our product candidates are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these and additional product candidates. We are dependent on the successful completion of clinical trials and obtaining regulatory approval in order to generate revenues. The failure to generate such revenues may preclude us from continuing our research and development of these and other product candidates.

     We have no product candidates in clinical trials, and we do not know when, if ever, we will have a candidate and commence clinical trials. Clinical trials are expensive, time-consuming and may not be successful. They involve the testing of potential therapeutic agents, or effective treatments, in humans in three phases (phases I, II, and III) to determine the safety and efficacy of the product candidates necessary for an approved drug. Many products in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our products progress successfully through initial human testing, they may fail in later stages of development. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. In addition, data obtained from clinical trials are susceptible to varying interpretations. Government regulators and our collaborators may not agree with our interpretation of our future clinical trial results. The clinical trials of any of our future product candidates may not be successful.

     We will need regulatory approvals to commercialize our products.

     We do not have any product approved for sale in the U.S. or any foreign market. We must obtain approval from the FDA in order to sell our products in the U.S. and from foreign regulatory authorities in order to sell our drug products in other countries. We have not yet submitted any application for approval to the FDA. Once an application is submitted, the FDA could reject the application or require us to conduct additional clinical or other studies as part of the regulatory review process. Delays in obtaining or failure to obtain FDA approvals would prevent or delay the commercialization of our products, which would prevent, defer or decrease our receipt of revenues.

     The regulatory review and approval process is lengthy, expensive and uncertain. Extensive preclinical and clinical data and supporting information must be submitted to the FDA for each indication for each product candidate in order to secure FDA approval. We have no experience in obtaining such approvals, and cannot be certain when we will receive these regulatory approvals, if ever.

     In addition to initial regulatory approval, our product candidates will be subject to extensive and rigorous ongoing domestic and foreign government regulation, as we discuss in more detail in "Government Regulation," above. Any approvals, once obtained, may be withdrawn if compliance with regulatory requirements is not maintained or safety problems are identified. Failure to comply with these requirements may subject us to stringent penalties.

     Our product candidates may not be successfully commercialized.

     Even if our product candidates are successful in clinical trials, they may not be successfully commercialized. All of our compounds currently are in research or development, and none has been submitted for marketing approval. There can be no assurance that any of our compounds will enter human clinical trials on a timely basis, if at all, or that we will develop any product candidates suitable for commercialization. Prior to commercialization, each product candidate will require significant additional research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may:

     o be found ineffective or cause harmful side effects during preclinical testing or clinical trials

     o    fail to receive necessary regulatory approvals

     o    be difficult to manufacture on a large scale

     o    be uneconomical to produce

     o    fail to achieve market acceptance

     o be precluded from commercialization by proprietary rights of third parties

     We cannot assure you that we will undertake any product development efforts, either alone or with collaborative partners. If we do undertake product development efforts, we cannot assure you that any of those efforts will be successfully completed, that required regulatory approvals will be obtained or that any products, if introduced, will be successfully marketed or achieve customer acceptance.

     We have no experience in clinical trials.

     We have no experience in conducting clinical trials and will be dependent on others to conduct our clinical trials. We intend to rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and consequently will be dependent on governmental participation and funding. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. We cannot assure you that these trials will commence or be completed as we expect or that they will be conducted successfully. Failure to commence or complete, or delays in, any of our planned clinical trials could delay or prevent the commercialization of our products and harm our business. The actual timing of clinical trials can vary dramatically due to factors such as delays, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient accruals. We cannot assure you that clinical trials involving our product candidates will commence or be completed as forecasted.

     Our competitive position depends on protection of our intellectual property.

     Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies. Our success depends in part on our ability to:

     o obtain patent protection for our products or processes both in the United States and other countries

     o    protect trade secrets

     o    prevent others from infringing on our proprietary rights

     While we believe that linking our carbohydrate polymers to existing drugs will yield patentable subject matter, to date we have only two pending patent applications, as well as a provisional patent application as discussed above under "Patents and Proprietary Rights." We do not believe that our carbohydrate-drug conjugates will infringe any third-party patents covering the underlying drug. However, there can be no assurance that we will receive a patent for our carbohydrate-drug conjugates. In addition, we must meet further filing deadlines in the case of our provisional patent applications if we are to retain the filing, or priority, dates for those applications, as discussed above under "Patents and Proprietary Rights."

     Since patent applications in the United States are maintained in secrecy for at least portions of their pendency periods (published on U.S. patent issuance or, if earlier, 18 months from earliest filing date for most applications) and since other publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we are the first to make the inventions to be covered by the patent applications we intend to file. The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the U.S. and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease.

     We cannot assure you that patent applications in which we have rights will ever issue as patents or that the claims of any issued patents will afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated or circumvented. Litigation, interference proceedings or other governmental proceedings that we may become involved in with respect to our proprietary technologies or the proprietary technology of others could result in substantial cost to us. Patent litigation is widespread in the biotechnology industry, and any patent litigation could harm our business. Costly litigation might be necessary to protect our patent position or to determine the scope and validity of third-party proprietary rights, and we may not have the required resources to pursue such litigation or to protect our patent rights. An adverse outcome in litigation with respect to the validity of any of our patents could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or technology.

     Although we require our scientific and technical employees and consultants to enter into broad assignment of inventions agreements, we have not required Dr. Platt to do so. He has, however, assigned all his patents and patent applications of inventions related to our company's business. We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. Third parties may independently develop such know-how or otherwise obtain access to our technology. While our employees, consultants and corporate partners with access to proprietary information generally will be required to enter into confidentiality agreements, these agreements may not be honored.

     Patents issued to third parties may cover our products as ultimately developed. We may need to acquire licenses to these patents or challenge the validity of these patents. We may not be able to license any patent rights on acceptable terms or successfully challenge such patents. The need to do so will depend on the scope and validity of these patents and ultimately on the final design or formulation of the products and services that we develop. We may not be able to meet our obligations under those licenses that we do enter into. If we enter into a license agreement for intellectual property underlying any of our products, and that license were to be terminated, we may lose our right to market and sell any products based on the licensed technology.

     Our products could infringe on the intellectual property rights of others.

     Although we attempt to monitor the patent filings of our competitors in an effort to guide the design and development of our products to avoid infringement, third parties may challenge the patents that have been issued or licensed to us. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.

     Our lack of operating experience may cause us difficulty in managing our growth.

     We have no experience in manufacturing or procuring products in commercial quantities and conducting other later-stage phases of the regulatory approval process, or in selling pharmaceutical products, and we have only limited experience in negotiating, establishing and maintaining strategic relationships. We have no experience with respect to the launch of a commercial product. Our ability to manage our growth, if any, will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be materially harmed. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

     Our business is subject to technological obsolescence.

     Biotechnology and related pharmaceutical technology have undergone and are subject to rapid and significant change. We expect that the technologies associated with biotechnology research and development will continue to develop rapidly. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Any compounds, products or processes that we develop may become obsolete before we recover any expenses incurred in connection with developing these products.

     We face intense competition in the biotechnology and pharmaceutical industries.

     The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Our competitors include major, multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors have greater financial and other resources, larger research and development staffs and more effective marketing and manufacturing organizations, than we do. In addition, academic and government institutions have become increasingly aware of the commercial value of their research findings. These institutions are now more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have significant products that have been approved or are in development and operate large, well-funded research and development programs.

     Our competitors may succeed in developing or licensing technologies and products that are more effective or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for product candidates before we do. In particular, we face direct competition from many companies focusing on delivery technologies. Products resulting from our research and development efforts, if approved for sale, may not compete successfully with our competitors' existing products or products under development.

     We will depend on third parties to manufacture and market our products.

     We do not have, and do not intend to develop, internal facilities for the manufacture of any of our products for clinical or commercial production. We will need to develop relationships with third-party manufacturing resources, enter into collaborative arrangements with licensees or other parties which have established manufacturing capabilities or elect to have other third parties manufacture our products on a contract basis. We expect to be dependent on such collaborators or third parties to supply us in a timely way with products manufactured in compliance with standards imposed by the FDA and foreign regulators. The manufacturing facilities of contract manufacturers may not comply with applicable manufacturing regulations of the FDA nor meet our requirements for quality, quantity or timeliness.

     In addition, we have no direct experience in marketing, sales or distribution, and we do not intend to develop a sales and marketing infrastructure to commercialize pharmaceutical products. If we develop products eligible for commercial sale, we will need to rely on third parties such as licensees, collaborators, joint venture partners or independent distributors to market and sell those products. We may not be able to obtain access to a marketing and sales force with sufficient technical expertise and distribution capability. Also, we will not be able to control the resources and effort that a third party will devote to marketing our products. If we are unable to develop and maintain relationships for the necessary marketing and sales capabilities, we may fail to gain market acceptance for our products, and our revenues could be impaired.

     We depend on key personnel to develop our products and pursue collaborations.

     We are highly dependent on Dr. David Platt, President and Chief Executive Officer, and Dr. Anatole Klyosov. Dr. Klyosov is a member of our Scientific Advisory Board and he owns 50% of MIR International, Inc., which provides consulting services regarding our research and development. The loss of either of these persons, or failure to attract or retain other key personnel, could prevent us from pursuing collaborations or developing our products and core technologies. We have not entered into an employment agreement with Dr. Platt.

     Recruiting and retaining qualified scientific personnel to perform research and development work are critical to our success. There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities. In addition, we may face particular difficulties because there is a limited number of scientists specializing in carbohydrate chemistry, a principal focus of our company. We expect to rely on consultants and advisors, including our scientific and clinical advisors, to assist us in formulating our research and development strategy. Any of those consultants or advisors could be employed by other employers, or be self-employed, and might have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. Such other employment, consulting or advisory relationships could place our trade secrets at risk, even if we require non-disclosure agreements.

     A former employer of our President alleged in early 2001 a violation of a non-competition covenant expiring on June 29, 2002.

     SafeScience, Inc. (now known as GlycoGenesys, Inc.), former employer of Dr. David Platt, our President and Chief Executive Officer, alleged in a letter dated February 15, 2001 that he violated his employment severance agreement dated June 1, 2000, and included an allegation that his engagement with our company violates his non-competition covenant with SafeScience. Dr. Platt responded in a letter dated February 19, 2001 that our business is not competitive because, among other things, we are developing methods to reduce toxicity of currently existing chemotherapy drugs, whereas SafeScience is engaged in new drug development. SafeScience indicated a willingness a resolve these matters but attempts to set up a meeting were unsuccessful. SafeScience has not pursued the matter with Dr. Platt or our company. Dr. Platt's non-competition covenant with SafeScience expires on June 29, 2002. An evaluation cannot be made at this time of the likelihood of a favorable or unfavorable outcome, nor can any estimate be made as to the amount or range, if any, of potential loss. If SafeScience makes demands against us with respect to the allegations, we intend to vigorously contest all such allegations.


     We face potential difficulties in obtaining product liability and related insurance.

     We do not have product liability or other professional liability insurance. In the future, we may, in the ordinary course of business, be subject to substantial claims by, and liability to, persons alleging injury as a result of taking products we have under development. If we are successful in having products approved by the FDA, the sale of such products would expose us to additional potential product liability and other claims resulting from their use. This liability may result from claims made directly by consumers or by pharmaceutical companies or others selling such products. We do not currently have any product liability or professional liability insurance, and it is possible that we will not be able to obtain or maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage against potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any products we develop. A successful product liability claim in excess of our insurance coverage could exceed our net worth. While we desire to reduce our risk by obtaining indemnity undertakings with respect to such claims from licensees and distributors of our products, we may not be able to obtain such undertakings and, even if we do, they may not be sufficient to limit our exposure to claims.

     Health care cost containment initiatives may limit our returns.

     Our ability to commercialize our products successfully will be affected by the ongoing efforts of governmental and third-party payors to contain or reduce the cost of health care. Governmental and other third-party payors increasingly are attempting to contain health care costs by:

     o    challenging the prices charged for health care products and services

     o limiting both coverage and the amount of reimbursement for new therapeutic products

     o denying or limiting coverage for products that are approved by the FDA but are considered experimental or investigational by third-party payors

     o refusing in some cases to provide coverage when an approved product is used for disease indications in a way that has not received FDA marketing approval

     In addition, the trend toward managed health care in the United States, the growth of organizations such as health maintenance organizations, and legislative proposals to reform health care and government insurance programs could significantly influence the purchase of health care services and products, resulting in lower prices and reducing demand for our products.

     Even if we succeed in bringing any products to the market, they may not be considered cost-effective and third-party reimbursement might not be available or sufficient. If adequate third-party coverage is not available, we may not be able to maintain price levels sufficient to realize an appropriate return on our investment in research and product development. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us before or after any of our proposed products are approved for marketing. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could make it difficult or impossible to sell our products.

     Environmental regulations may affect our manufacturers and other contractors.

     Pharmaceutical research and development involves the controlled use of hazardous materials including but not limited to certain hazardous chemicals and radioactive materials. In connection with research, development and manufacturing activities, biotechnology and biopharmaceutical companies are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Since we do not anticipate building in-house research, development or manufacturing facilities, but plan to have these activities conducted by contractors and other third parties, we do not anticipate that we will be directly affected by environmental regulations. However, our contractors and others conducting research, development or manufacturing activities for us may be required to incur significant costs to comply with environmental and health and safety regulations in the future, and this could in turn affect our costs of doing business and might ultimately interfere with timely completion of research or manufacturing programs if those third parties are unable to comply with environmental regulatory requirements.

     Our ability to conduct animal testing could be limited in the future.

     Our research and development activities have involved, and will continue to involve, animal testing. Such activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas. To the extent the activities of these groups are successful, our business could be materially harmed.

     Stock prices for biopharmaceutical and biotechnology companies are volatile.

     The market price for securities of biopharmaceutical and biotechnology companies historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

     Factors that may have a significant impact on the market price and marketability of our common stock include:

     o announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors

     o announcements by us or others of results of preclinical testing and clinical trials

     o    developments or disputes concerning patent or other proprietary rights

     o adverse legislation, including changes in governmental regulation and the status of our regulatory approvals or applications

     o    changes in health care policies and practices

     o economic and other external factors, including general market conditions

     In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business in order to respond to the litigation.

     Our stock is not listed on any exchange or quoted on Nasdaq.

     We have not listed our capital stock on any exchange and do not foresee that in the near-term we would be able to meet the listing standards for any exchange or for the Nasdaq National Market or the Nasdaq SmallCap Market. We are taking steps to permit our shares to be traded over the counter including on the over-the-counter bulletin board (OTCBB) sponsored by the National Association of Securities Dealers. There may be, but we cannot assure, a market for our shares on the OTCBB. Accordingly, our stockholders may not find a market for their shares and be unable to sell their shares when they want or at a favorable price.

     If our stock is a "penny stock," our stockholders' ability to trade our shares could be adversely affected.

     The SEC has adopted regulations imposing limitations upon the manner in which certain low priced equity securities, referred to as "penny stocks," are publicly traded. Under these regulations, a penny stock is defined as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These exceptions include any equity security listed on a national exchange, the Nasdaq National Market System or SmallCap Market and any equity security issued by a company meeting specified requirements for net tangible assets or revenues. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The regulations also require certain broker-dealers who recommend penny stocks to persons other than established customers and certain accredited investors to make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These requirements make it more difficult to effect transactions in penny stocks as compared to other securities.

     Our common stock is not yet publicly traded. Since we do not meet any of the requirements that would exempt us from the $5.00 per share market price requirement, our stock must trade above that level in order for it not to be classified as a "penny stock." We are uncertain that trading prices at this level can be established or sustained. Should trading prices fall below $5.00 per share, our shares could be considered a "penny stock" and our stockholders' ability to trade our shares could accordingly be adversely affected.

     Four principal stockholders own enough shares to control the company.

     Four of our principal stockholders, David Platt, James Czirr, Offer Binder and Anatole Klyosov, own or control approximately 80% of our outstanding shares of our common stock, and Dr. Platt and Mr. Czirr together own approximately 64%. Some or all of these stockholders, acting in concert, will be able to continue to elect the Board of Directors and take other corporate actions requiring stockholder approval, such as recapitalization or other fundamental corporate action, as well as dictate the direction and policies of our company. Such concentration of ownership also could have the effect of delaying, deterring or preventing a change in control of the company that might otherwise be beneficial to stockholders.

Item 2. Description of Property

     We entered into a 5-year sublease commencing June 1, 2001 for approximately 2,830 square feet for our executive offices located at 189 Wells Avenue, Suite 200, Newton, Massachusetts 02459. The rent for the first year is $87,730 ($7,311 per month) and is subject to increase in subsequent years. The sublease is a so-called "triple net" lease, meaning that we must pay our proportionate share of items such as property taxes, insurance and operating costs. The sublease required us to provide a security deposit of $48,883, of which up to $24,442 could be in the form of a letter of credit. We paid $26,951 in cash and provided the remainder of the security deposit in the form of a letter of credit.

     We are currently undertaking a build-out of our office space. We estimate that the buildout will cost approximately $80,000 before related expenditures such as office furnishings. Subject to completion of the buildout, we believe that our currently leased facilities are suitable and adequate to meet our requirements for the near term.

Item 3. Legal Proceedings

     Pro-Pharmaceuticals is not a party to any litigation or legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2001.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Our Common Stock

     There is currently no market for our common stock. Public Securities Inc. of Spokane, Washington, has made application to the NASD for permission to make a market in our common stock on the Over-the-Counter Bulletin Board, which is sponsored by the NASD. Our articles of organization provide that our common stock may not be sold without our approval until the 90th day after the date our common stock is registered under the Securities Exchange Act of 1934. We registered our common stock under the Exchange Act by filing a Registration Statement on Form 10-SB, which became effective as of August 13, 2001. Accordingly, our common stock became eligible for transfer, subject to applicable federal and state securities law requirements, as of November 11, 2001.

Holders

     As of April 8, 2002, there were 212 holders of record of our common stock, although we believe that there are additional beneficial owners of our common stock who own their shares in "street name."

Dividends

     There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities

     1. Commencing in December 2000 and continuing through May 2001, Pro-Pharmaceuticals (Massachusetts) issued convertible notes with an aggregate principal amount of $1,320,602 to "accredited investors" as such term is defined in Regulation D promulgated under the Securities Act of 1933. These notes became our corporate obligations as a result of the merger with Pro-Pharmaceuticals (Massachusetts). The notes accrue interest at a rate of 10% per year and mature one year from their issuance dates. At our discretion, the notes may be extended for a one-year period, and in consideration for the extension the holders shall receive one-quarter of one share of our common stock for each whole dollar amount of principal. At any time prior to maturity, we may prepay, upon thirty days' notice, the amounts outstanding under the convertible notes. Within the thirty day time period, the holder may convert at the then-applicable conversion price.

     At any time prior to expiration the holder has the right to convert the note into shares of common stock. The number of shares the holder has a right to receive upon conversion is as follows: (i) prior to maturity: by dividing the unpaid balance of the principal and accrued and unpaid interest by 75% of the offering price of our most recent equity offering, or (ii) at the maturity date: by dividing the principal and accrued interest by $0.50, assuming a minimum of 10,000,000 shares outstanding. Notwithstanding, the maximum conversion price shall be $2.00 per share, assuming 10,000,000 shares outstanding at the conversion date.

     In connection with this convertible note, we issued 660,321 shares of common stock. Each holder was entitled to receive one-half share of our common stock for each whole dollar amount of principal. These shares were issued in July 2001.

     In August 2001, we offered warrants to holders of our outstanding convertible notes as an inducement to convert. Holders representing $1,125,602 of the outstanding principal and accrued interest chose to convert at a conversion price of $2.00 per share and received 598,229 common shares and 598,229 warrants. The warrants have an exercise price of $6.50 per share and are immediately exercisable. The warrants expire on October 1, 2005; however, we may accelerate the exercise of the warrant and effect an early termination thereof in the event of either of the following: (i) we file a new drug application
(NDA) with the Food and Drug Administration; or (ii) the market price of our common stock exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days, as defined. As of December 31, 2001, an aggregate of $195,000 of principal amount of these notes remained outstanding.

     In issuing the notes, Pro-Pharmaceuticals (Massachusetts) relied upon the exemption provided by Rule 506 under Section 4(2) of the Securities Act of 1933.

     In April 2002, we extended the maturity date for the $195,000 of outstanding notes for one year. In consideration for the extension, 48,750 shares of common stock will be issued to the holders of the outstanding notes.

     2. In May 2001, we began a private placement of securities exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 in order to raise $5,145,000 to cover our expenditures. We terminated this private placement as of December 3, 2001. Purchasers under the private placement had to qualify as "accredited investors" as such term is defined in Regulation
D. The offered securities comprised up to 1,470,000 units, offered at $3.50 each, of one share of our common stock and one 4-year warrant exercisable at $6.50 to purchase one share of our common stock. We sold 689,300 units as of the date we terminated the offering. The warrant is subject, following written notice, to acceleration if either (i) we file a New Drug Application with the FDA, or (ii) our stock is listed on an exchange and its closing price exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days or, if our stock is quoted on the NASDAQ National Market System or Small Cap Market, or over-the-counter, and the average of the closing bid and asked prices thereon exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days.

     In connection with agreements with three investors in this offering who were each willing to invest a substantial amount of funds, we sold units at $3.00 each, as follows: 133,400 of the units for a total of $400,200; 66,700 units for a total of $200,100; and 150,000 units for a total of $450,000. We reduced each investor's warrant exercise price to $5.00, and changed the warrant acceleration provision to lower the 10-day closing price threshold to $10.00. We also granted the earliest of these investors an option to purchase an additional 200,000 units on the same terms as that investor's current purchase. The option is exercisable at any time until 30 days after we notify the investor of our receipt of notice that an investigational new drug application filed by us with the FDA has become effective for any one of our compounds.

     As of the termination of this offering in December 2001, we had received proceeds of $2,237,500 from the sale of the securities offered in this private placement. Such purchases resulted in our issuing 689,300 shares of our common stock and warrants to purchase 889,300 shares of our common stock.

Public Offering of Common Stock

     On December 13, 2001, we commenced a public offering of 1,428,572 shares of our common stock pursuant to a registration statement on Form SB-2 (Registration No. 333-74604) that was declared effective by the Commission on December 12, 2001. We are offering these shares principally to selected institutional and accredited investors, at a public offering price of $3.50 per share. We retained Atlas Capital Services, LLC, to act, on a best efforts basis, as our placement agent in connection with this transaction. We anticipated concluding the offering on February 11, 2002 but have extended the offering until June 11, 2002. Also on the Form SB-2, we registered another 1,221,890 shares of our common stock to be offered and sold, from time to time, by the selling security holders identified in the registration statement.

     As of April 8, 2002, we have sold approximately 50,570 shares pursuant to our public offering at an offering price of $3.50 per share. No sales of common stock have been made by the selling security holders as of March 31, 2002. Our estimated expenses incurred through December 31, 2001 in connection with the offering totaled approximately $130,000, primarily including $35,000 in accounting fees and expenses, $70,000 in legal fees and expenses and $20,000 for the placement agent due diligence fee. Our net offering proceeds as of March 31, 2002, of approximately $177,000 have been applied to research and development expenditures, particularly fees due to the contract research organization we have retained to prepare testing protocols and other components of our investigational new drug application being filed with the FDA. From inception through December 31, 2001, we have incurred approximately $994,000 in research and development costs and approximately $1,355,000 in general and administrative costs. The higher general and administrative costs are primarily related to costs associated with our acquisition through reverse merger and becoming a public company, startup costs and costs of raising capital. We do not anticipate a similar cost structure on a going-forward basis, however.

     If we sell all of the 1,428,572 shares we are offering to the public through Atlas Capital at the public offering price of $3.50 per share, our estimated proceeds would be $4,455,000 after deducting (i) the estimated placement fees for shares sold through Atlas Capital and (ii) and offering expenses as set forth in the preceding paragraph. None of these payments were or will be made to our directors, officers, holders of 10% or more of our common stock. The Atlas Capital placement fee is 8.5% of the public offering price, or $.2975 per share, for an aggregate placement fee of $425,000 if all of our offered shares are sold through Atlas Capital. We will not receive any proceeds from the sale of common stock by the selling security holders.

     We expect to use approximately $3,500,000 of the aggregate net proceeds of this offering to fund our research and development efforts, including ongoing development of our technologies, pre-clinical and clinical testing and other costs associated with our pharmaceutical discovery and development programs. The remainder of the aggregate net proceeds will be used for working capital and general corporate purposes including general and administrative ($800,000), equipment and leaseholds ($80,000) and contingency allowance ($75,000).

Item 6. Plan of Operation

     This Plan of Operation and other parts of this Form 10-KSB contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in "Risk Factors That May Affect Results" and elsewhere in this Form 10-KSB.

Liquidity and Capital Resources

     We were incorporated in January 2001 for the purpose of effecting a business combination with Pro-Pharmaceuticals, Inc., a Massachusetts corporation. The transaction included a merger in which we are the surviving corporation. The business combination has been accounted for using purchase accounting, with the assets and liabilities of the acquired company being recorded at fair value. The merger and related transactions are discussed above under "Item 1. Description of Business -- Initial Corporate Organization, Acquisition and Merger."

     Our capital resources to date consist of (i) the proceeds of a private placement of convertible notes issued and sold by the predecessor Massachusetts company in anticipation of its being acquired by us; (ii) the proceeds of a private placement begun in May 2001 of our common stock and stock purchase warrants; and (iii) the proceeds of our public offering of common stock begun in December 2001. Each is further described below.

     Commencing in December 2000 and continuing through May 2001, Pro-Pharmaceuticals (Massachusetts) issued convertible notes with an aggregate principal amount of $1,320,602 to "accredited investors" as such term is defined in Regulation D promulgated under the Securities Act of 1933. These notes became our corporate obligations as a result of the merger with Pro-Pharmaceuticals (Massachusetts). The notes accrue interest at a rate of 10% per year and mature one year from their issuance dates. At our discretion, the notes may be extended for a one-year period, and in consideration for the extension the holders shall receive one-quarter of one share of our common stock for each whole dollar amount of principal. At any time prior to maturity, we may prepay, upon thirty days' notice, the amounts outstanding under the convertible notes. Within the thirty day period, the holder may convert at the then-applicable conversion price.

     At any time prior to expiration the holder has the right to convert the note into shares of common stock. The number of shares the holder has a right to receive upon conversion is as follows: (i) prior to maturity: by dividing the unpaid balance of the principal and accrued and unpaid interest by 75% of the offering price of our most recent equity offering, or (ii) at the maturity date: by dividing the principal and accrued interest by $0.50, assuming a minimum of 10,000,000 shares outstanding. Notwithstanding, the maximum conversion price shall be $2.00 per share, assuming 10,000,000 shares outstanding at the conversion date.

     In connection with this convertible note, we issued 660,321 shares of common stock. Each holder was entitled to receive one-half share of our common stock for each whole dollar amount of principal. These shares were formally issued in July 2001.

     In April 2002, we extended the maturity date for the $195,000 of outstanding notes for one year. In consideration for the extension, 48,750 shares of common stock will be issued to the holders of the outstanding notes.

     In August 2001, we offered warrants to holders of our outstanding convertible notes as an inducement to convert. Holders representing $1,125,602 of the outstanding principal and accrued interest chose to convert at a conversion price of $2.00 per share and received 598,229 common shares and 598,229 warrants. The warrants have an exercise price of $6.50 per share and are immediately exercisable. The warrants expire on October 1, 2005; however, we may accelerate the exercise of the warrant and effect an early termination thereof in the event of either of the following: (i) we file a new drug application
(NDA) with the Food and Drug Administration; or (ii) the market price of our common stock exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days, as defined. As of December 31, 2001, an aggregate of $195,000 of principal amount of these notes remained outstanding.

     In May 2001, we began a private placement of securities exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 in order to raise $5,145,000 to cover our expenditures. We terminated this private placement as of December 3, 2001. Purchasers under the private placement had to qualify as "accredited investors" as such term is defined in Regulation
D. The offered securities comprised up to 1,470,000 units, offered at $3.50 each, of one share of our common stock and one 4-year warrant exercisable at $6.50 to purchase one share of our common stock. We sold 689,300 units as of the date we terminated the offering. The warrant is subject, following written notice, to acceleration if either (i) we file a New Drug Application with the FDA, or (ii) our stock is listed on an exchange and its closing price exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days or, if our stock is quoted on the NASDAQ National Market System or Small Cap Market, or over-the-counter, and the average of the closing bid and asked prices thereon exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days.

     In connection with agreements with three investors in this offering who were each willing to invest a substantial amount of funds, we sold units at $3.00 each, as follows: 133,400 of the units for a total of $400,200; 66,700 units for a total of $200,100; and 150,000 units for a total of $450,000. We reduced each investor's warrant exercise price to $5.00, and changed the warrant acceleration provision to lower the 10-day closing price threshold to $10.00. We also granted the earliest of these investors an option to purchase an additional 200,000 units on the same terms as that investor's current purchase. The option is exercisable at any time until 30 days after we notify the investor of our receipt of notice that an investigational new drug application filed by us with the FDA has become effective for any one of our compounds.

     As of the termination of this offering in December 2001, we had received proceeds of $2,237,500 from the sale of the securities offered in this private placement. Such purchases resulted in our issuing 689,300 shares of our common stock and warrants to purchase 889,300 shares of our common stock.

     As of December 31, 2001, we had approximately $1,491,000, and as of March 31, 2002 approximately $970,000, in cash and cash equivalents. We have budgeted expenditures for the twelve-month period ending December 31, 2002, of $5,600,000, comprised of anticipated expenditures for research and development ($4,400,000), general and administrative ($1,000,000), equipment and leaseholds ($100,000) and contingency allowance ($100,000).

     Our financial statements have been presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Pro-Pharmaceuticals is in the development stage, has incurred a net loss since inception of approximately $4,155,000 and expects to incur additional losses in the near future. Successful completion of our development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill our development activities and achieving a level of sales adequate to support our cost structure. We are actively seeking additional financing to fund future operations and future significant investments in the business. However, there can be no assurance that we will be able to obtain financing on acceptable terms, or at all.

     Additional funds may be raised through additional equity financings, as well as borrowings and other resources. With the capital we have raised to date, and the additional $5,000,000 under our public offering of common stock that commenced in December 2001, we believe that we will be able to proceed with our current plan of operations and meet our obligations for approximately the next twelve months. If we do not raise the additional funds, we will have to cut our research and development expenditures, which would substantially slow progress that we might expect to make during the next twelve months in development of our business including commencement of clinical trials.

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

Item 7. Financial Statements

Index to Financial Statements

                                                                            Page
                                                                            ----

1.  Independent Auditors' Report for the year ended December 31, 2001......  F-1

2.  Independent Auditors' Report with respect to the period from inception (July 10, 2000) through December 31, 2000 ...................  F-2

3.  Audited Balance Sheets as of December 31, 2001 and 2000................  F-3

4.  Audited Statements of Operations for the year ended December 31,
    2001 and for the period from inception (July 10, 2000) to
    December 31, 2000, and cumulative for the period from inception to December 31, 2001...................................................  F-4

5.  Audited Statements of Stockholders' Equity for the year ended
    December 31, 2001 and for the period from inception (July 10,
    2000) to December 31, 2000.............................................  F-5

6.  Audited Statements of Cash Flows for the year ended December 31,
    2001 and for the period from inception (July 10, 2000) to
    December 31, 2000 and cumulative for the period from inception to December 31, 2001...................................................  F-6

7.  Notes to Financial Statements for the year ended December 31,
    2001 and for the period from inception (July 10, 2000) to
    December 31, 2000......................................................  F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Pro-Pharmaceuticals, Inc.
Newton, MA

We have audited the accompanying balance sheet of Pro-Pharmaceuticals, Inc. (a development-stage company) (the "Company") as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from inception (July 10, 2000) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the year ended December 31, 2000, and for the period from inception (July 10, 2000) through December 31, 2000, were audited by other auditors whose report, dated April 10, 2002, expressed an unqualified opinion on those statements. The financial statements for the period from inception (July 10, 2000) through December 31, 2000 reflect a cumulative net loss of $184,582, of the total net loss of $4,154,855. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the 2001 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, and for the period from inception (July 10, 2000) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing technology that will reduce the toxicity and improve the efficacy of chemotherapy drugs. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and deficit accumulated during the development stage raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Deloitte & Touche LLP

Boston, Massachusetts
April 12, 2002

REPORT OF INDEPENDENT AUDITORS


To the Stockholders
Pro-Pharmaceuticals, Inc.
  (A development stage company)
Newton, Massachusetts


We have audited the accompanying balance sheet of Pro-Pharmaceuticals, Inc. as of December 31, 2000 and the related statements of operations, changes in stockholders' deficiency and cash flows for the period from inception (July 10, 2000) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro-Pharmaceuticals, Inc. at December 31, 2000 and the results of its operations and cash flows for the period from inception (July 10, 2000) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Scillia Dowling & Natarelli LLC

Scillia Dowling & Natarelli LLC


Hartford, Connecticut
April 10, 2002

PRO-PHARMACEUTICALS, INC.
(A Development-Stage Company)

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                                2001             2000
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                 $ 1,491,172       $   204,745
  Prepaid expenses and other current assets                                                      80,769                --
                                                                                            -----------       -----------

           Total current assets                                                               1,571,941           204,745

PROPERTY AND EQUIPMENT, Net                                                                     111,540                --

PATENTS                                                                                          56,115             8,695

DEPOSITS AND OTHER ASSETS                                                                        26,951            14,500
                                                                                            -----------       -----------

TOTAL ASSETS                                                                                $ 1,766,547       $   227,940
                                                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                          $   236,223       $    79,129
  Accrued expenses                                                                              119,479            23,238
  Convertible notes payable (net of discount of $0 and $205,255 at
    December 31, 2001 and 2000, respectively)                                                   195,000            79,245
                                                                                            -----------       -----------

           Total current liabilities                                                            550,702           181,612
                                                                                            -----------       -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value; 100,000,000 shares authorized, 15,524,410 and 12,354,670 shares issued and outstanding at December 31, 2001 and
     2000, respectively                                                                          15,524            12,355
  Additional paid-in capital                                                                  5,450,106           221,910
  Deferred compensation                                                                         (91,575)               --
  Deficit accumulated during the development stage                                           (4,158,210)         (187,937)
                                                                                            -----------       -----------

           Total stockholders' equity                                                         1,215,845            46,328
                                                                                            -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 1,766,547       $   227,940
                                                                                            ===========       ===========

See notes to financial statements.

PRO-PHARMACEUTICALS, INC.
(A Development-Stage Company)

STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2001, THE PERIOD FROM INCEPTION (JULY 10, 2000) TO DECEMBER 31, 2000, AND CUMULATIVE FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                                                            Cumulative for the
                                                                                          Period from           Period from
                                                                                           Inception             Inception
                                                                    Year Ended          (July 10, 2000)       (July 10, 2000)
                                                                    December 31,        to December 31,        to December 31,
                                                                        2001                  2000                  2001
OPERATING EXPENSES:
  Research and development                                          $   (893,457)         $   (100,250)         $   (993,707)
  General and administrative                                          (1,288,634)              (66,700)           (1,355,334)
                                                                    ------------          ------------          ------------

           Total operating expenses                                   (2,182,091)             (166,950)           (2,349,041)
                                                                    ------------          ------------          ------------

INTEREST INCOME                                                           24,917                   261                25,178
                                                                    ------------          ------------          ------------

INTEREST AND OTHER EXPENSES:
  Amortization of debt discount on convertible notes                  (1,241,357)              (16,655)           (1,258,012)
  Debt conversion expense                                               (503,019)                   --              (503,019)
  Interest expense on 10% convertible notes                              (68,723)               (1,238)              (69,961)
                                                                    ------------          ------------          ------------

           Total interest and other expenses                          (1,813,099)              (17,893)           (1,830,992)
                                                                    ------------          ------------          ------------

NET LOSS                                                            $ (3,970,273)         $   (184,582)         $ (4,154,855)
                                                                    ============          ============          ============

NET LOSS PER SHARE - Basic and diluted                              $      (0.29)         $      (0.01)
                                                                    ============          ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING -
   Basic and diluted                                                  13,601,795            12,354,670
                                                                    ============          ============

See notes to finanical statements.

PRO-PHARMACEUTICALS, INC.
(A Development-Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD FROM INCEPTION (JULY 10, 2000) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------



                                                                                 Common Stock         Additional
                                                                           Number of     $0.001 Par     Paid-in      Deferred
                                                                             Shares        Value        Capital    Compensation
  Issuance of founders shares                                              12,354,670   $    12,355   $        --   $        --
  Beneficial conversion feature and rights to common stock embedded
    in convertible note                                                            --            --       221,910            --
  Net loss                                                                         --            --            --            --
                                                                          -----------   -----------   -----------   -----------

BALANCE, DECEMBER 31, 2000                                                 12,354,670        12,355       221,910            --

  Issuance of common stock and beneficial conversion feature related to
    convertible note                                                          660,321           660     1,035,442            --
  Issuance of common stock in connection with reverse merger with
    Pro-Pharmaceuticals-NV                                                  1,221,890         1,222       105,778            --
  Conversion of notes payable and accrued interest to common stock            598,229           598     1,125,004            --
  Issuance of warrants to induce conversion of notes payable                       --            --       503,019            --
  Issuance of common stock and warrants (net of issuance
    costs of $16,750)                                                         689,300           689     2,220,061            --
  Deferred compensation relating to issuance of stock options                      --            --       238,892      (238,892)
  Amortization of deferred compensation                                            --            --            --       147,317
  Net loss                                                                         --            --            --            --
                                                                          -----------   -----------   -----------   -----------

BALANCE, DECEMBER 31, 2001                                                 15,524,410   $    15,524   $ 5,450,106   $   (91,575)
                                                                          ===========   ===========   ===========   ===========

                                                                            Deficit
                                                                          Accumulated
                                                                           During the       Total
                                                                          Development   Stockholders'
                                                                             Stage         Equity
  Issuance of founders shares                                             $    (3,355)   $     9,000
  Beneficial conversion feature and rights to common stock embedded
    in convertible note                                                            --        221,910
  Net loss                                                                   (184,582)      (184,582)
                                                                          -----------    -----------

BALANCE, DECEMBER 31, 2000                                                   (187,937)        46,328

  Issuance of common stock and beneficial conversion feature related to
    convertible note                                                               --      1,036,102
  Issuance of common stock in connection with reverse merger with
    Pro-Pharmaceuticals-NV                                                         --        107,000
  Conversion of notes payable and accrued interest to common stock                 --      1,125,602
  Issuance of warrants to induce conversion of notes payable                       --        503,019
  Issuance of common stock and warrants (net of issuance
    costs of $16,750)                                                              --      2,220,750
  Deferred compensation relating to issuance of stock options                      --             --
  Amortization of deferred compensation                                            --        147,317
  Net loss                                                                 (3,970,273)    (3,970,273)
                                                                          -----------    -----------

BALANCE, DECEMBER 31, 2001                                                $(4,158,210)   $ 1,215,845
                                                                          ===========    ===========

See notes to financial statements.

PRO-PHARMACEUTICALS, INC.
(A Development-Stage Company)

STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2001, THE PERIOD FROM INCEPTION (JULY 10, 2000) TO DECEMBER 31, 2000, AND CUMULATIVE FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                                                             Cumulative for the
                                                                                             Period from        Period from
                                                                                              Inception          Inception
                                                                           Year Ended       (July 10, 2000)    (July 10, 2000)
                                                                           December 31,     to December 31,    to December 31,
                                                                               2001              2000                2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $(3,970,273)       $  (184,582)       $(4,154,855)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                                              12,156                 --             12,156
      Amortization of deferred compensation                                    147,317                 --            147,317
      Amortization of debt discount on convertible notes                     1,241,357             16,655          1,258,012
      Writeoff of intangible assets                                            107,000                 --            107,000
      Debt conversion expense                                                  503,019                 --            503,019
      Changes in assets and liabilities:
        Prepaid and other expenses                                             (80,769)                --            (80,769)
        Deposits and other assets                                              (12,451)           (14,500)           (26,951)
        Accounts payable                                                       157,094             70,101            227,195
        Accrued expenses                                                        96,241             23,238            119,479
                                                                           -----------        -----------        -----------

           Net cash used in operating activities                            (1,799,309)           (89,088)        (1,888,397)
                                                                           -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (123,696)                --           (123,696)
  Increase in patent costs                                                     (47,420)            (8,695)           (56,115)
                                                                           -----------        -----------        -----------

           Net cash used in investing activities                              (171,116)            (8,695)          (179,811)
                                                                           -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock and warrants                    2,220,750              9,000          2,229,750
  Proceeds from convertible notes payable                                    1,036,102            284,500          1,320,602
  Proceeds from shareholder advances                                                --              9,028              9,028
                                                                           -----------        -----------        -----------

           Net cash provided by financing activities                         3,256,852            302,528          3,559,380
                                                                           -----------        -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    1,286,427            204,745          1,491,172

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 204,745                 --                 --
                                                                           -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 1,491,172        $   204,745        $ 1,491,172
                                                                           ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid for interest                                     $        --        $     1,238        $     1,238
                                                                           ===========        ===========        ===========

NONCASH FINANCING ACTIVITIES:
  Issuance of warrants to induce conversion of notes payable               $   503,019                 --        $   503,019
  Issuance of common stock and warrants                                        866,328                 --            866,328
  Conversion of convertible notes and accrued interest
    to common stock                                                          1,125,602                 --          1,125,602
  Issuance of stock to acquire Pro-Pharmaceuticals -NV                         107,000                 --            107,000

See notes to financial statements.

PRO-PHARMACEUTICALS, INC.
(A DEVELOPMENT-STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD FROM INCEPTION (JULY 10, 2000) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------


1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Pro-Pharmaceuticals, Inc. (the "Company") was established in July 2000. The Company is in the development stage and is engaged in developing technology that will reduce toxicity and improve the efficacy of currently existing chemotherapy drugs by combining the drugs with a number of specific carbohydrate compounds. The carbohydrate-based drug delivery system may also have applications for drugs now used to treat other diseases and chronic health conditions.

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

     The Company's financial statements have been presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage, has incurred a net loss since inception of $4,154,855 and expects to incur additional losses in the near future. These factors raise substantial doubt about the Company's ability to continue as going concern. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. The Company is actively seeking additional financing to fund future operations and future significant investments in the business. However, there can be no assurance that the Company will be able to obtain financing on acceptable terms, or at all.

     Reverse Merger Transaction - On May 15, 2001, Pro-Pharmaceuticals, Inc., a Nevada corporation organized in January 2001 and formerly known as DTR-Med Pharma Corp. ("Pro-Pharmaceuticals-NV"), issued 12,354,670 shares of its common stock to the stockholders of Pro-Pharmaceuticals, Inc., a Massachusetts corporation organized in July 2000 ("Pro-Pharmaceuticals-MA"), in exchange for all of the outstanding shares of the common stock of Pro-Pharmaceuticals-MA. Such exchange diluted the ownership percentage of the prior Pro-Pharmaceuticals-NV stockholders to approximately 9% and resulted in the prior stockholders of Pro-Pharmaceuticals-MA owning approximately 91% of Pro-Pharmaceuticals-NV's outstanding shares. Following the exchange of stock, Pro-Pharmaceuticals-MA, as a wholly owned subsidiary, merged with Pro-Pharmaceuticals-NV, which is the surviving corporation in the merger.

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Reverse Merger Transaction (Continued) - At the time of the merger, the common shares issued to the stockholders of Pro-Pharmaceuticals-NV represented a majority of the Company's common stock, enabling them to retain voting and operating control of the Company. The merger was treated as a capital transaction and was accounted for as a reverse merger in which Pro-Pharmaceuticals-MA was the accounting acquirer. The historical results presented are those of Pro-Pharmaceuticals-MA, the accounting acquirer. Information concerning common stock in 2000 has been restated on an equivalent-share basis.

     Summary of Significant Accounting Policies

     The accompanying financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to financial statements.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. Cash equivalents consist primarily of cash on hand and money market funds at December 31, 2001 and 2000.

     Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets include deferred offering costs and amounts prepaid for rent. Deferred offering costs of $69,208 at December 31, 2001 consist of legal and other direct costs pertaining to a private placement sale of the Company's common stock, which began on December 15, 2001. These costs have been capitalized as incurred and will be offset against proceeds from the offering when the private placement is completed.

     Property and Equipment - Property and equipment, including leasehold improvements, are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease term. The Company periodically evaluates the recoverability of its long-lived assets based on the expected undiscounted cash flows and recognizes impairments, if any, based on expected discounted future cash flows. The estimated useful lives are as follows:

        Asset Classification                      Estimated Useful Life

        Computers and office equipment            Three years
        Furniture and fixtures                    Five years
        Leasehold improvements                    Life of lease

     Patent Costs and Other Assets - Patent costs, which consist primarily of related legal fees, are capitalized as incurred and are amortized over the estimated useful life of the patents. As of December 31, 2001 and 2000, all patents were pending and none of the costs had been amortized. Other assets consist principally of deposits.

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Impairment of Long-Lived Assets - The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. As a result of this, the Company wrote off $107,000 of contractual rights in 2001.

     Research and Development Expenses - Costs associated with research and development are expensed as incurred.

     Stock-Based Compensation - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," addresses the financial accounting and reporting standards for stock or other equity-based compensation arrangements. The Company has elected to use the intrinsic-value method to account for employee stock option awards under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provides disclosures based on the fair value method in the notes to the financial statements as permitted by SFAS No. 123 and interpretations.

     Stock or other equity-based compensation for nonemployees must be accounted for under the fair-value method as required by SFAS No.123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of vesting. The resulting expense is recognized and charged to operations over the service period. The measurement date is generally the vesting date for nonemployees. The resulting noncash expense is recorded in the statements of operations over the vesting period of the stock.

     Income Taxes - Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the expected tax rates estimated to be in effect when such basis differences reverse. A valuation allowance is provided for the amount of deferred tax assets that, based on currently available evidence, are not expected to be realized.

     Net Loss Per Share - Basic and diluted net loss per share is presented in conformity with SFAS No. 128, "Earnings Per Share," for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period, less shares subject to repurchase. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of 2,078,091 shares issuable pursuant to the exercise of stock options and warrants and conversion of convertible debt would have been antidilutive.

     Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not have any items of comprehensive income (loss) other than net losses as reported.

     Fair Value of Financial Instruments - Financial instruments consist of cash equivalents, accounts payable, and convertible notes payable. The estimated fair value of these financial instruments approximates their carrying value due to the short-term nature of these instruments.

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Concentration of Credit Risk - The Company has no significant concentrations of credit risk, such as foreign exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents. The Company maintains its cash equivalents with well-capitalized financial institutions.

     Reclassifications - Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 presentation.

     Segment Information - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographic areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has concluded that it operates in one operating segment.

     Recently Issued Accounting Pronouncements - In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 related to the disposal of a segment of a business. SFAS No. 144 will become effective in the Company's fiscal year beginning July 1, 2002. Management does not believe the adoption of SFAS No. 144 will have a significant effect on the Company's financial position or results of operations.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2001:

         Computer and office equipment                       $  56,681
         Furniture and fixtures                                 39,746
         Leasehold improvements                                 27,269
                                                             ---------

         Total                                                 123,696

         Less accumulated depreciation                         (12,156)
                                                             ---------

         Property and equipment, net                         $ 111,540
                                                             =========

3.   RELATED-PARTY TRANSACTIONS

     For the period from inception (July 10, 2000) through December 31, 2000, the Company paid two of its stockholders $25,000 and $12,500, respectively, for fees associated with research and development and the day-to-day operations of the Company.

     During 2001, the Company entered into various consulting agreements, each terminable on thirty days notice, with certain related parties as follows:
     (i) a corporation controlled by a person who is a stockholder, director and officer of the Company for financing and business development services in consideration for $12,500 per month and expense reimbursement, (ii) a corporation controlled by a person who is a stockholder and officer of the Company for research and development services in consideration of $5,000 per month and expense reimbursement, and (iii) an individual who is a stockholder of the Company for management and consultant services in consideration of $5,000 per month and expense reimbursement. The Company had related-party consulting expenses of $203,000 and $77,000 for 2001 and 2000, respectively.

     A stockholder and spouse of a Company officer were paid approximately $8,000 for services during the year ended December 31, 2001. Included in convertible notes payable for the year ended December 31, 2000 was $7,000 due to this same individual. At December 31, 2000, the Company had a payable to related parties of approximately $40,000.

4.   CONVERTIBLE NOTES

     During 2001 and 2000 the Company issued $1,036,102 and $284,500 of convertible notes, respectively. The notes accrue interest at a rate of 10% per year and mature one year from their issuance dates. At the Company's discretion, the notes may be extended for a one-year period and, in consideration for the extension, holders shall receive one-quarter of one share of the Company's common stock for each whole dollar amount of principal. At any time prior to maturity, the Company may prepay, upon thirty days' notice, the amounts outstanding under the convertible notes. Within the thirty day time period, the holder may convert at the then-applicable conversion price.


     At any time prior to maturity, the holder also has the right to convert the note into shares of common stock. The number of shares the holder has a right to receive upon early conversion is computed by dividing the unpaid balance of the principal and accrued and unpaid interest by 75% of the offering price of the Company's most recent equity offering. This conversion price, however, may not exceed $2.00. At maturity, the notes are automatically converted based on dividing the principal and accrued interest by $0.50, assuming a minimum of 10,000,000 shares outstanding.

     In connection with the issuance of these convertible notes, each holder was entitled to receive one-half share of the Company's common stock for each whole dollar amount of principal. The Company has issued a total of 660,321 shares of common stock to the holders of convertible notes.

     The Company has allocated $1,248,012 of the $1,320,602 proceeds from the issuance of the convertible debt to the common shares and the embedded beneficial conversion feature. The beneficial conversion feature was calculated at the convertible debt issuance dates based on the difference between the conversion price most beneficial to the holders and the estimated fair value of the common stock at that date. This amount, however, was limited to the proceeds received from the issuance of the convertible debt. The debt discount was initially being amortized over the one-year term of the notes, and was fully amortized upon the Company's first equity offering in June 2001, at which time the convertible debt became immediately convertible.

     In August 2001, the Company offered warrants to holders of its outstanding convertible notes as an inducement to convert prior to the maturity of the notes. Holders representing $1,125,602 of the outstanding principal and accrued interest chose to convert at a conversion price of $2.00 per share and received 598,229 common shares and 598,229 warrants. The warrants have an exercise price of $6.50 per share and are immediately exercisable. The warrants expire on October 1, 2005, however, the Company may, upon giving written notice, accelerate the exercise of the warrant and effect an early termination thereof in the event of either of the following: (i) the Company files a new drug application ("NDA") with the Food and Drug Administration, or (ii) the market price exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days, as defined. In the event of acceleration, the unexercised warrants automatically terminate without payment by the Company upon the thirtieth day following the written notice. The Company valued the warrants at $503,019 using the Black-Scholes option-pricing model, based on a deemed fair market value of the Company's common stock of $2.28 per share, an assumed volatility of 95%, a risk-free interest rate of 3.9%, a weighted-average expected life of three years, and a dividend rate of 0.0%. The value of the warrants has been recorded as a debt conversion expense.

     In April 2002, the Company extended the maturity date for the $195,000 of outstanding notes for one year. In consideration for the extension, 48,750 shares of common stock will be issued to the holders of the outstanding notes.

5.   STOCKHOLDERS' EQUITY

     Private Placement Shares - From May 25, 2001 through December 3, 2001, the Company sold a total of 689,300 shares of common stock for gross proceeds of $2,237,500 through a private placement (the Private Placement) of securities. Each share sold in the Private Placement included a warrant to purchase common stock of the Company. These warrants are described below.

     Warrants - As part of the Private Placement the Company issued 339,200 and 550,100 warrants to purchase common stock at $6.50 and $5.00 per share, respectively. All of the warrants are exercisable immediately and expire through December 2005. The Company, upon giving written notice, may accelerate the exercise of the warrants and effect an early termination thereof in the event of either of the following: (i) the Company files an NDA with the Food and Drug Administration or (ii) the market price exceeds $11.00 and $10.00 for warrants with exercise prices of $6.50 and $5.00, respectively, on any 10 trading days within a period of 20 consecutive trading days, as defined. In the event of acceleration, the unexercised warrants automatically terminate without payment by the Company upon the thirtieth day following the written notice. The Company valued the warrants at $886,328 using the Black-Scholes option-pricing model, based on a deemed fair market value of the Company's common stock of $2.28 per share, an assumed volatility of 95%, a risk-free interest rate of 3.9%, a weighted-average expected life of three years, and a dividend rate of 0.0%.

6.   2001 STOCK INCENTIVE PLAN

     In October 2001, the Company's Board of Directors adopted the Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the "Plan"), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and nonemployees such as directors and consultants. The Board reserved 2,000,000 shares of common stock for issuance under the Plan.

     Options granted under the Plan generally have a vesting period ranging from immediately to over a period of two years and expire 10 years from the grant date. At December 31, 2001, 1,800,000 shares were available for future grant under the Plan.

     During 2001, the Company granted options to a nonemployee for the purchase of 200,000 shares at $3.50 per share, thereby resulting in deferred compensation expense of $238,892 at the time of issuance. A portion of such options vested during fiscal 2001 and the remainder will completely vest during fiscal 2002. Consulting expense is estimated based on fair value pursuant to SFAS No. 123 and EITF No. 96-18 until the final measurement date, which is the earlier of performance completion or vesting. Accordingly, the total amount of consulting expense to be recognized for stock options granted to consultants will increase or decrease over the vesting/performance period based on changes in the fair value of such stock options. Total expense for the year ended December 31, 2001 related to options was $147,317.

7.   COMMITMENTS AND CONTINGENCIES

     Lease Commitments - The Company leases its facility under a noncancelable operating lease that expires in May 2006. Future minimum rental payments under this operating lease as of December 31, 2001 are approximately as follows:

        Year Ending December 31

        2002                                       $ 98,000
        2003                                        106,000
        2004                                        107,000
        2005                                        109,000
        2006                                         46,000
                                                   --------

        Total lease payments                       $466,000
                                                   ========

     Rent expense was $0 for fiscal 2000 and approximately $50,000 for fiscal 2001 and cumulative for the period from inception (July 10, 2000) to December 31, 2001.

     In connection with the operating lease, the Company has issued a letter of credit in the amount of $21,933 as part of the security deposit.

     Contingency - GlycoGenesys, Inc. (formerly known as SafeScience, Inc.), former employer of Dr. David Platt, Chairman and Chief Executive Officer of the Company, alleged in a letter dated February 15, 2001 that Dr. Platt's activity with the Company is a violation of a noncompetition covenant he has with GlycoGenesys, Inc. Dr. Platt responded by letter dated February 19, 2001 denying the allegations and inviting a meeting to discuss them. Counsel for GlycoGenesys, Inc. indicated a willingness to resolve these matters but attempts to set up a meeting were unsuccessful. An evaluation cannot be made at this time of the likelihood of a favorable or unfavorable outcome, nor can any estimate be made as to the amount or range, if any, of potential loss. If GlycoGenesys, Inc. makes demands against the Company with respect to the allegations, the Company intends to vigorously contest all such allegations.

8.   INCOME TAXES

     The components of the net deferred tax asset are as follows at December 31:

                                                         2001         2000

         Operating loss carryforwards                 $ 909,000    $  67,000
         Tax credit carryforwards                        86,000           --
         Depreciation temporary difference               (2,000)          --
                                                      ---------    ---------

                                                        993,000       67,000

         Less valuation allowance                      (993,000)     (67,000)
                                                      ---------    ---------

         Net deferred tax asset                       $      --    $      --
                                                      =========    =========

     As of December 31, 2001, the Company has federal net operating loss carryforwards totaling approximately $2,153,000 and research and development and investment tax credits of $86,000, which expire between 2022 and 2023. Because of the Company's limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% allowance against the Company's net deferred tax assets.

                                   * * * * * *

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The information below has been previously included in our Current Report on Form 8-K filed with the SEC on February 25, 2002, as amended and filed with the SEC as Form 8-K/A on March 8, 2002.

     On February 15, 2002, we dismissed Scillia Dowling & Natarelli LLC as our independent auditors. On February 22, 2002, we engaged Deloitte & Touche LLP as our independent auditors to audit our financial statements for the fiscal year ended December 31, 2001. The decision to dismiss Scillia Dowling & Natarelli LLC and to retain Deloitte & Touche LLP was approved by our Board of Directors and Audit Committee.

     The report of Scillia Dowling & Natarelli LLC on our financial statements as of December 31, 2000, and for the period commencing July 10, 2000 (Inception) to December 31, 2000, and the review reports of Scillia Dowling & Natarelli LLC on our financial statements as of June 30, 2001 and September 30, 2001 and for the three-month and year-to-date periods, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. We have only filed financial statements since our July 10, 2000 date of inception. On March 31, 2001, we engaged Scillia Dowling & Natarelli LLC as our independent auditors to audit our financial statements for the period commencing July 10, 2000 (Inception) to December 31, 2000. From July 10, 2000 (Inception) through February 15, 2002, there were no disagreements between Scillia Dowling & Natarelli LLC and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Scillia Dowling & Natarelli LLC, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on our financial statements. Prior to March 31, 2001, another independent auditor had opined on our financial statements. A discussion of this auditor's resignation can be seen under "Item 2. Plan of Operation -- Business Combination and Ownership" in our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001, as filed with the SEC on November 14, 2001. No disagreements were reported therein.

     From March 31, 2001, we did not consult with Deloitte & Touche LLP on items which involved (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on our financial statements, or (iii) the subject matter of a disagreement or "reportable event."

     Before we filed the Form 8-K in its original and amended versions in which the above matters were disclosed, we furnished Scillia Dowling & Natarelli LLC with a copy of the above disclosure as included in each of the original and amended forms, respectively, and requested it in each case to furnish a letter addressed to the SEC stating whether Scillia Dowling & Natarelli LLC agrees with the above statements. Copies of the letters are attached as Exhibit 16.1 and
Exhibit 16.2 to the Form 8-K/A as filed with the SEC on March 8, 2002. A copy of the letter with respect to the original Form 8-K disclosure was also attached as
Exhibit 16 to the Form 8-K as filed with the SEC on February 25, 2002.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Certain required information about our executive officers and directors is contained in Part I of this Annual Report on Form 10-KSB under the heading "Item
1. Description of Business -- Business of Pro-Pharmaceuticals -- Executive Officers and Directors."

     The remaining information required by this item is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Information Statement to be filed with the SEC in connection with our 2002 Annual Meeting of Stockholders to be held on May 31, 2002 (the "Information Statement").

Item 10. Executive Compensation

     The information required regarding executive compensation is incorporated by reference from the information under the captions "Executive Compensation" and "Compensation of Directors and Advisors" contained in the Information Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the information contained under the caption "Ownership of Pro-Pharmaceuticals, Inc. Common Stock" contained in the Information Statement.

Item 12. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in the Information Statement.

Item 13. Exhibits, Financial Data Schedules and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number        Description of Document
------        -----------------------
3.1           Articles of Incorporation of the Registrant, dated January 26, 2001               *

3.2           Amended and Restated By-laws of the Registrant                                    **

10.1          Assignment and Assumption Agreement, dated April 23, 2001, by and between         *
              Developed Technology Resource, Inc. and DTR-Med Pharma Corp.

10.2          Stock Exchange Agreement, dated April 25, 2001, by and among Developed            *
              Technology Resource, Inc., DTR-Med Pharma Corp., Pro-Pharmaceuticals, Inc.
              (Massachusetts) and the Shareholders (as defined therein)

10.3          Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan                               **

16            Letter from Scillia Dowling & Natarelli LLC to the Commission, dated             ***
              February 25, 2002, concerning change in certifying accountant

21            Subsidiaries of the Registrant                                                   None

* Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.

** Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 2001, as filed with the Commission on November 14, 2001.

*** Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on February 25, 2002.

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the three months ended December 31, 2001. We filed a report on Form 8-K with the SEC on February 25, 2002, as amended and filed with the SEC as Form 8-K/A on March 8, 2002, concerning changes in our independent auditors, as discussed above under "Item
8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure." On April 12, 2002, we filed a report on Form 8-K with the SEC concerning restatement of our financial results for the fiscal year ended December 31, 2000, and the first, second and third quarters of fiscal year 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRO-PHARMACEUTICALS, INC.
                                     Registrant

                                     By: /s/ DAVID PLATT
                                         ---------------------------
                                         Name:   David Platt, Ph.D.
                                         Title:  President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                          Title                              Date
         ---------                          -----                              ----
/s/ David Platt                President, Chief Executive Officer,         April 11, 2002
--------------------------     Treasurer, Secretary and Director
David Platt, Ph.D.             (Principal Executive, Financial and
                               Accounting Officer)

/s/ James Czirr                Executive Vice President of Business        April 11, 2002
--------------------------     Development and Director
James Czirr

/s/ Peter Hauser               Director                                    April 12, 2002
--------------------------
Peter Hauser

/s/ Burton C. Firtel           Director                                    April 12, 2002
--------------------------
Burton C. Firtel

/s/ Dale H. Conaway            Director                                    April 11, 2002
--------------------------
Dale H. Conaway, D.V.M.

/s/ David H. Smith             Director                                    April 12, 2002
--------------------------
David H. Smith

/s/ Edgar Ben-Josef            Director                                    April 11, 2002
--------------------------
Edgar Ben-Josef, M.D.

Exhibit
Number        Description of Document
------        -----------------------
3.1           Articles of Incorporation of the Registrant, dated January 26, 2001               *

3.2           Amended and Restated By-laws of the Registrant                                    **

10.1          Assignment and Assumption Agreement, dated April 23, 2001, by and between         *
              Developed Technology Resource, Inc. and DTR-Med Pharma Corp.

10.2          Stock Exchange Agreement, dated April 25, 2001, by and among Developed            *
              Technology Resource, Inc., DTR-Med Pharma Corp., Pro-Pharmaceuticals, Inc.
              (Massachusetts) and the Shareholders (as defined therein)

10.3          Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan                               **

16            Letter from Scillia Dowling & Natarelli LLC to the Commission, dated             ***
              February 25, 2002, concerning change in certifying accountant

21            Subsidiaries of the Registrant                                                   None

* Incorporated by reference to the Registrant's Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.

** Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 2001, as filed with the Commission on November 14, 2001.

*** Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on February 25, 2002.