Form 10QSB
period 2002-03-31
PRO PHARMACEUTICALS INC
filed 2002-05-15
CIK 1133416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 2002

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

                                 NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $0.001 per share, outstanding as of March 31, 2002 was 15,524,410.

Transitional Small Business Disclosure Format (Check one):  Yes [_]  No [X]

                                TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)................................. 1

                 Condensed Balance Sheets..................................... 1

                 Condensed Statements of Operations........................... 2

                 Condensed Statements of Cash Flows........................... 3

                 Notes to Condensed Financial Statements...................... 4


Item 2.      Plan of Operation................................................ 8


Part II -- OTHER INFORMATION

Item 1.      Legal Proceedings................................................13

Item 2.      Changes in Securities............................................13

Item 3.      Defaults Upon Senior Securities..................................13

Item 4.      Submission of Matters to a Vote of Security Holders..............13

Item 5       Other Information................................................13

Item 6.      Exhibits and Reports on Form 8-K.................................14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PRO-PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS (Unaudited)

                                                                       March 31,        December 31,
                                                                         2002              2001
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $   967,445       $ 1,491,172
  Prepaid expenses and other current assets                                94,676            80,769
                                                                      -----------       -----------

           Total current assets                                         1,062,121         1,571,941
                                                                      -----------       -----------

PROPERTY AND EQUIPMENT, Net                                               134,371           111,540

PATENTS                                                                    72,668            56,115
DEPOSITS AND OTHER ASSETS                                                  26,951            26,951
                                                                      -----------       -----------

           Total assets                                               $ 1,296,111       $ 1,766,547
                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $   205,516       $   236,223
  Accrued expenses                                                        223,984           119,479
  Convertible notes payable                                               195,000           195,000
  Deposits for common stock purchases                                     156,000              --
                                                                      -----------       -----------

           Total current liabilities                                      780,500           550,702

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value; 100,000,000 shares authorized,           15,524            15,524
     15,524,410 issued and outstanding
  Deferred compensation                                                   (79,794)          (91,575)
  Additional paid-in capital                                            5,690,384         5,450,106
  Deficit accumulated during the development stage                     (5,110,503)       (4,158,210)
                                                                      -----------       -----------

           Total stockholders' equity                                     515,611         1,215,845
                                                                      -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,296,111       $ 1,766,547
                                                                      ===========       ===========

See notes to condensed financial statements.

PRO-PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                                             Period From
                                                                                                              Inception
                                                                                                           (June 10, 2000)
                                                                   Three Months Ended March 31,              To March 31,
                                                                    2002                  2001                   2002
OPERATING EXPENSES:
  Research and development                                      $    309,082          $     33,149          $  1,302,789
  General and administrative                                         408,087               137,722             1,763,421
                                                                ------------          ------------          ------------

           Total operating expenses                                 (717,169)             (170,871)           (3,066,210)

INTEREST INCOME                                                        5,671                 7,579                30,849

INTEREST EXPENSE                                                    (240,795)             (197,521)           (2,071,787)
                                                                ------------          ------------          ------------
              Net loss                                          $   (952,293)         $   (360,813)         $ (5,107,148)
                                                                ============          ============          ============

NET LOSS PER SHARE - BASIC AND DILUTED                                 (0.06)                (0.03)
                                                                ============          ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   Basic and diluted                                              15,524,410            12,354,670
                                                                ============          ============

See notes to condensed finanical statements.

PRO-PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                              Period From
                                                                                                               Inception
                                                                                                             (June 10, 2000)
                                                                      Three Months Ended March 31,            To March 31,
                                                                       2002                 2001                  2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $  (952,293)         $  (360,814)         $(5,107,148)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                        8,471                4,083               20,627
      Amortization of deferred compensation                              16,072                 --                163,389
      Amortization of debt discount on
        convertible notes                                                  --                185,303            1,258,012
      Expense related to issuance of warrants
        to purchase common stock                                        235,987                 --                235,987
      Writeoff of intangible assets                                        --                   --                107,000
      Debt conversion expense                                              --                   --                503,019
      Interest expense related to
         convertible notes payable                                        4,808                 --                  4,808
      Changes in current assets and
        liabilities:
        Prepaid and other expenses                                      (13,907)             (21,500)             (94,676)
        Deposits and other assets                                          --                   --                (26,951)
        Accounts payable                                                (30,707)             (70,101)             196,488
        Accrued expenses                                                 99,697               81,620              219,176
                                                                    -----------          -----------          -----------

           Net cash used in operating activities                       (631,872)            (181,409)          (2,520,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (31,302)                --               (154,998)
  Increase in patents costs and other assets                            (16,553)                --                (72,668)
                                                                    -----------          -----------          -----------

           Net cash used in investing activities                        (47,855)                --               (227,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                                156,000                1,000            2,385,750
  Net proceeds from convertible notes payable                              --                814,602            1,320,602
  Proceeds from shareholder advances                                       --                  1,000                9,028
                                                                    -----------          -----------          -----------

           Net cash provided by financing activities                    156,000              816,602            3,715,380
                                                                    -----------          -----------          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              (523,727)             635,193              967,445

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        1,491,172              204,745                 --
                                                                    -----------          -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   967,445          $   839,938          $   967,445
                                                                    ===========          ===========          ===========

See notes to condensed financial statements.

PRO-PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
POLICIES

NATURE OF OPERATIONS

      Pro-Pharmaceuticals, Inc. (the Company) was established in July 2000. The Company is in the development stage and is engaged in developing technology that will reduce toxicity and improve the efficacy of currently existing chemotherapy drugs by combining the drugs with a number of specific carbohydrate compounds. The carbohydrate-based drug delivery system may also have applications for drugs now used to treat other diseases and chronic health conditions.

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

      The Company's financial statements have been presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage, has incurred a net loss since inception of $5,107,148 and expects to incur additional losses in the near future. These factors raise substantial doubt about the Company's ability to continue as going concern. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. The Company is actively seeking additional financing to fund future operations and future significant investments in the business. However, there can be no assurance that the Company will be able to obtain financing on acceptable terms, or at all.

BASIS OF PRESENTATION

      The condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

      The condensed financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position and the results of operations. These results are not necessarily indicative of the results to be expected for the entire year.

SIGNIFICANT ACCOUNTING POLICIES

      The significant accounting policies followed by the Company in preparing its financial statements are set forth in Note 1 to the financial statements included in its Form 10-KSB for the year ended December 31, 2001. The Company has made no changes to these policies during this quarter.

2.    NET LOSS PER SHARE

      Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of 2,078,091 shares issuable pursuant to the exercise of stock options and warrants and conversion of convertible debt as of March 31, 2002 and December 31, 2001 would have been antidilutive.

3.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2002 and December 31, 2001:

                                                   March 31,  December 31,
                                                       2002           2001
     Property and equipment:
       Computer and office equipment              $  62,583      $  56,681
       Furniture and fixtures                        39,746         39,746
       Leasehold improvements                        52,669         27,269
                                                  ---------      ---------
     Total                                          154,998        123,696
     Less accumulated depreciation                  (20,627)       (12,156)
                                                  ---------      ---------
     Property and equipment - net                 $ 134,371      $ 111,540

4. CONVERTIBLE NOTES PAYABLE AND CURRENT EQUITY OFFERING

      Subsequent to March 31, 2002, the $195,000 of convertible notes were extended by the Company for an additional one year period. As consideration for agreeing to the extension the Company is required to issue 48,750 shares of common stock to the holders of these notes. The value of these shares will be recorded as interest expense when issued.

      On December 13, 2001, the Company commenced a public offering of 1,428,572 shares of common stock, at a price to the public of $3.50 per share, pursuant to a registration statement on Form SB-2 as originally filed and declared effective by the SEC on December 12, 2001, and subsequently amended by Post-Effective Amendment No. 1 declared effective by the SEC on April 29, 2002. The Company anticipated concluding the offering on February 11, 2002 but extended the offering until June 11, 2002. As of April 8, 2002, the Company had received proceeds for, but not issued, approximately 50,570 shares pursuant to this public offering. As part of this offering, the Company has received advance deposits of $156,000 for common stock. These deposits are for shares anticipated to be issued subsequent to satisfaction of state security law requirements. Such deposits have been classified as current liabilities since there is the possibility, should such state requirements not be met, amounts would be returned to investors.


5. OPTIONS AND WARRANTS

      Under an agreement with a shareholder for consulting services the Company will compensate the shareholder for services rendered with options for the purchase of 2,000 shares per month beginning on March 1, 2002. Under this agreement 2,000 options were granted during the three month period ended March 31, 2002. These options were valued by the Company at $4,291 which was recognized as a general and administrative expense in the statement of operations for the period ended March 31, 2002.

      The Company had previously incurred a liability of approximately $50,000 to finders in connection with its 2001 debt offering. In the first quarter of 2002, in response to certain liquidity issues, the Company settled this liability in the form of 110,000 warrants. The warrants are exercisable immediately, have an exercise price of $3.50 per share and a 10 year life. These warrants were valued by the Company at $235,987 which was recorded as interest expense in the statement of operations for the period ended March 31, 2002.

6. RECENT ACCOUNTING PRONOUNCEMENTS

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The adoption of this statement did not have a significant effect on the Company's financial position or results of operations.

7. CONTINGENCY

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

Item 2.  Plan of Operation

      This quarterly report on Form 10-QSB contains, in addition to historical information, forward-looking statements. These forward-looking statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in such statements. We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, the following: uncertainties as to the utility and market for our potential products; uncertainties associated with preclinical and clinical trials of our drug delivery candidates; our lack of experience in product development and expected dependence on potential licensees and collaborators for commercial manufacturing, sales, distribution and marketing of our potential products; possible development by competitors of competing products and technologies; lack of assurance regarding patent and other protection of our proprietary technology; compliance with and change of government regulation of our activities, facilities and personnel; uncertainties as to the extent of reimbursement for our potential products by government and private health insurers; our dependence on key personnel; our history of operating losses and accumulated deficit; and economic conditions related to the biotechnology and biopharmaceutical industry, each as discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission. We cannot assure you that we have identified all the factors that create uncertainties. Readers should not place undue reliance on forward-looking statements. We have no obligation to publicly update forward-looking statements we make in this Form 10-QSB.

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

Preclinical Animal Studies; Investigational New Drug Application

      As discussed below, we have conducted preclinical animal experiments to study the toxicity and efficacy of 5-Fluorouracil (5-FU) in combination with our mannan compounds. We are also conducting similar preclinical animal experiments to study Adriamycin both in combination with our mannan compounds and as chemically modified with sugar residues via "linkers" of a certain chemical structure that are our proprietary technology. We named the most promising of our synthesized Adriamycin sugar derivatives "Galactomycin" (further discussed below). All of our animal experiments are conducted at independent laboratories. We intend to include the preclinical data obtained from the 5-FU studies in an Investigational New Drug application (IND) to be submitted to the FDA. We conducted a pre-IND meeting with the FDA on May 3, 2002 and were authorized to submit the IND, which we intend to do shortly.

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

      We are presently conducting additional toxicity studies on larger animals using particularly high Davanat-1 doses.

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

      At the request of the FDA for a better understanding of the Davanat-1 mode of therapeutic action, we are currently conducting two additional efficacy studies using 5-FU and Davanat-1 in combination with leucovorin, another cancer chemotherapy.

      We also conducted a study that involved injecting radiolabeled Davanat-1 (with and without 5-FU) into tumor-free and tumor-bearing animals. The study provided extensive experimental data with respect to Davanat-1 distribution in organs and tissues (liver, kidney, lungs, plasma, and tumor) and the capacity of such organs and tissue to clear Davanat-1 after various time periods. The study indicated that Davanat-1 may protect the liver from a toxic effect of 5-FU yet increase the amount, and hence the therapeutic effect, of 5-FU in the tumor. In other words, we have indications that Davanat-1 may decrease toxicity and increase efficacy of 5-FU.

      Carbohydrate-Cancer Drug Formulations

      We are currently developing formulations of carbohydrates linked to anti-cancer drugs. We have chemically synthesized four novel products that are carbohydrate derivatives of Adriamycin, and have conducted preclinical animal experiments, studying both toxicity (on healthy animals) and efficacy (on cancer-carrying animals). Preliminary results of these experiments indicate that all four of the synthesized carbohydrate-Adriamycin compounds, and particularly one, named Galactomycin, are significantly less toxic compared with the original Adriamycin, and demonstrate therapeutic efficacy as well. In the case of Galactomycin, the preliminary results indicated a therapeutic efficacy higher than that for the parent Adriamycin, particularly at repeated administrations. Unlike repeated injections of Adriamycin which result in a cumulative toxic effect, Galactomycin at repeated injections apparently increases its therapeutic effect while retaining low toxicity.

      Although the foregoing studies are encouraging, the results achieved in preclinical studies with animals are often not duplicated in human patients. Please see "Risk Factors That May Affect Results -- Our product candidates will be based on novel technologies" in our 2001 Form 10-KSB. We have no products and have not yet conducted any clinical trials. We have initiated large-scale production of our mannan for use in forthcoming clinical trials.

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

Plan of Operation

      As discussed in our 2001 Form 10-KSB, we were incorporated in January 2001 for the purpose of effecting a business combination with Pro-Pharmaceuticals, Inc., a Massachusetts corporation engaged in a business we desired to acquire. The transaction included a merger in which we are the surviving corporation. Our capital resources to date consist of (i) the proceeds of a private placement of convertible notes issued and sold by the predecessor Massachusetts company in anticipation of its being acquired by us; (ii) the proceeds of a private placement begun in May 2001 of our common stock and stock purchase warrants; and
(iii) the proceeds of our public offering of common stock begun in December 2001. Each is further described below. For further detail as to these offerings, please refer to our 2001 Form 10-KSB.

      In the private placement of convertible notes, which commenced in December 2000 and continued through May 2001, our predecessor Pro-Pharmaceuticals (Massachusetts) issued convertible notes with an aggregate principal amount of $1,320,602 to "accredited investors" as such term is defined in Regulation D promulgated under the Securities Act of 1933. These notes became our corporate obligations as a result of the merger with Pro-Pharmaceuticals (Massachusetts). In connection with this convertible note, we issued 660,321 shares of common stock. Each holder was entitled to receive one-half share of our common stock for each whole dollar amount of principal. These shares were formally issued in July 2001. In August 2001, we offered warrants to holders of our outstanding convertible notes as an inducement to convert. Holders representing $1,125,602 of the outstanding principal and accrued interest chose to convert at a conversion price of $2.00 per share and received 598,229 common shares and 598,229 warrants. The warrants have an exercise price of $6.50 per share, are immediately exercisable and expire on October 1, 2005 subject to our right to accelerate exercise of the warrant under certain circumstances as described in our 2001 Form 10-KSB. As of March 31, 2002, all but $195,000 aggregate principal amount of these notes had been converted to shares of our common stock.

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

      On December 13, 2001, we commenced a public offering of 1,428,572 shares of our common stock, at a price to the public of $3.50 per share, pursuant to a registration statement on Form SB-2 as originally filed and declared effective by the SEC on December 12, 2001, and subsequently amended by Post-Effective Amendment No. 1 declared effective by the SEC on April 29, 2002. We anticipated concluding the offering on February 11, 2002 but extended the offering until June 11, 2002. As of April 8, 2002, we had received proceeds for, but not issued, approximately 50,570 shares pursuant to our public offering.

      As of March 31, 2002, we had approximately $967,000 in cash and cash equivalents. We have budgeted expenditures for the twelve-month period ending March 31, 2003, of $5,500,000, comprised of anticipated expenditures for research and development ($4,200,000), general and administrative ($1,100,000), equipment and leaseholds ($100,000) and contingency allowance ($100,000).

      For the year ended December 31, 2001, our financial statements have been presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Pro-Pharmaceuticals is in the development stage, has incurred a net loss since inception of approximately $5,107,000 and expects to incur additional losses in the near future. Successful completion of our development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill our development activities and achieving a level of sales adequate to support our cost structure. We are actively seeking additional financing to fund future operations and future significant investments in the business. However, there can be no assurance that we will be able to obtain financing on acceptable terms, or at all.

      Additional funds may be raised through additional equity financings, as well as borrowings and other resources. With the capital we have raised to date, and the additional $5,000,000 that we are attempting to raise under our public offering of common stock that commenced in December 2001, we believe that we will be able to proceed with our current plan of operations and meet our obligations for approximately the next twelve months. If we do not raise the additional funds, we will have to cut our research and development expenditures, which would substantially slow progress that we might expect to make during the next twelve months in development of our business including commencement of clinical trials.

      During the next twelve months, we anticipate that our research and development activities will include commencement of a Phase I first-in-man clinical trial to determine the safety of our Davanat-1 carbohydrate, as well as continuing preclinical animal experiments to study toxicity and efficacy of 5-FU and other cancer chemotherapies both in combination with our mannan compounds and, in the case of Adriamycin, as chemically modified with sugar residues via "linkers" of a certain chemical structure that are our proprietary technology. As we have done to date, we will have our pre-clinical testing done by outside laboratories. We do not anticipate building in-house research or development facilities, or hiring staff to conduct those activities. Consequently, we do not expect to make any purchases or sales of plant or significant equipment during the next twelve months, and we expect to maintain an employee headcount of three to four. We currently have three employees, all full-time.

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

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits


Exhibit
Number      Description of Document
------      -----------------------

3.1         Articles of Incorporation of the Registrant, dated              *
            January 26, 2001

3.2         Amended and Restated By-laws of the Registrant                  **

10.1        Assignment and Assumption Agreement, dated April 23,            *
            2001, by and between Developed Technology Resource,
            Inc. and DTR-Med Pharma Corp.

10.2        Stock Exchange Agreement, dated April 25, 2001, by              *
            and among Developed Technology Resource, Inc.,
            DTR-Med Pharma Corp., Pro-Pharmaceuticals, Inc.
            (Massachusetts) and the Shareholders (as defined therein)

10.3        Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan             **

16          Letter from Scillia Dowling & Natarelli LLC to the             ***
            Commission, dated February 25, 2002, concerning change in certifying accountant

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

*** Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on February 25, 2002.


(b)   Reports on Form 8-K

      1. We filed a report on Form 8-K with the SEC, pursuant to Item 4, on February 25, 2002, as amended and filed with the SEC as Form 8-K/A on March 8, 2002, concerning changes in our independent auditors.

      2. On April 12, 2002, we filed a report on Form 8-K with the SEC, pursuant to Item 5, concerning restatement of our financial results for the fiscal year ended December 31, 2000, and the first, second and third quarters of fiscal year 2001.

                                    SIGNATURE

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2002.


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

                                  EXHIBIT INDEX


Exhibit
Number      Description of Document
------      -----------------------

3.1         Articles of Incorporation of the Registrant, dated              *
            January 26, 2001

3.2         Amended and Restated By-laws of the Registrant                  **

10.1        Assignment and Assumption Agreement, dated April 23,            *
            2001, by and between Developed Technology Resource,
            Inc. and DTR-Med Pharma Corp.

10.2        Stock Exchange Agreement, dated April 25, 2001, by              *
            and among Developed Technology Resource, Inc.,
            DTR-Med Pharma Corp., Pro-Pharmaceuticals, Inc.
            (Massachusetts) and the Shareholders (as defined therein)

10.3        Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan             **

16          Letter from Scillia Dowling & Natarelli LLC to the             ***
            Commission, dated February 25, 2002, concerning change in certifying accountant

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