Form 10QSB
period 2002-06-30
PRO PHARMACEUTICALS INC
filed 2002-08-14
CIK 1133416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2002

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                                 NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $0.001 per share, outstanding as of August 1, 2002 was 15,778,322.

Transitional Small Business Disclosure Format (Check one):  Yes |_|  No |X|

                                TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

            Condensed Balance Sheets ......................................    3

            Condensed Statements of Operations ............................    4

            Condensed Statements of Cash Flows ............................    5

            Notes to Condensed Financial Statements .......................    6

Item 2. Plan of Operation .................................................   10

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings .................................................   15

Item 2. Changes in Securities .............................................   15

Item 3. Defaults Upon Senior Securities ...................................   15

Item 4. Submission of Matters to a Vote of Security Holders ...............   15

Item 5. Other Information .................................................   15

Item 6. Exhibits and Reports on Form 8-K ..................................   16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PRO-PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS (Unaudited)

                                                                                     June 30,    December 31,
ASSETS                                                                                 2002          2001

CURRENT ASSETS:
  Cash and cash equivalents                                                       $   789,008    $ 1,491,172
  Prepaid expenses and other current assets                                            21,721         80,769
  Deferred convertible notes payable extension costs                                   66,800             --
                                                                                  -----------    -----------

           Total current assets                                                       877,529      1,571,941
                                                                                  -----------    -----------

PROPERTY AND EQUIPMENT, Net                                                           176,020        111,540

PATENTS                                                                                75,548         56,115
DEPOSITS AND OTHER ASSETS                                                              26,951         26,951
                                                                                  -----------    -----------

           Total assets                                                           $ 1,156,048    $ 1,766,547
                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                $   554,478    $   236,223
  Accrued expenses                                                                     30,127         96,676
  Convertible notes payable                                                           115,000        195,000
  Accrued interest related to convertible notes payable                                15,916         22,803
                                                                                  -----------    -----------

           Total current liabilities                                                  715,521        550,702

  Accrued convertible notes payable extension costs                                   100,625             --

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value; 100,000,000 shares authorized,
     15,775,537 and 15,524,410 issued and outstanding at June 30,
     2002 and December 31, 2001                                                        15,775         15,524
  Deferred compensation                                                               (68,013)       (91,575)
  Additional paid-in capital                                                        6,445,053      5,450,106
  Deficit accumulated during the development stage                                 (6,052,913)    (4,158,210)
                                                                                  -----------    -----------

           Total stockholders' equity                                                 339,902      1,215,845
                                                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 1,156,048    $ 1,766,547
                                                                                  ===========    ===========

See notes to condensed financial statements.

PRO-PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                                Period From
                                                                                                                Inception
                                                                                                             (July 10, 2000)
                                               Three Months Ended June 30,      Six Months Ended June 30,      To June 30,
                                                    2002           2001            2002            2001            2002

OPERATING EXPENSES:
  Research and development                     $    451,630    $    122,392    $    760,712    $    155,541    $ 1,754,419
  General and administrative                        389,871         464,930         797,957         602,652      2,153,291
                                               ------------    ------------    ------------    ------------    -----------

           Total operating expenses                (841,501)       (587,322)     (1,558,669)       (758,193)    (3,907,710)

INTEREST INCOME                                       6,287           5,087          11,957          12,666         37,135

INTEREST EXPENSE                                   (107,196)     (1,060,962)       (347,991)     (1,258,484)    (2,178,983)
                                               ------------    ------------    ------------    ------------    -----------

              Net loss                         $   (942,410)   $ (1,643,197)   $ (1,894,703)   $ (2,004,011)   $(6,049,558)
                                               ============    ============    ============    ============    ===========

NET LOSS PER SHARE - BASIC AND DILUTED         $      (0.06)   $      (0.13)   $      (0.12)   $     (0.16)
                                               ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   Basic and diluted                             15,665,749      12,979,192      15,595,079      12,666,931
                                               ============    ============    ============    ============

See notes to condensed finanical statements.

PRO-PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                      Period From
                                                                                       Inception
                                                                                    (July 10, 2000)
                                                        Six Months Ended June 30,     To June 30,
                                                           2002           2001           2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(1,894,703)   $(2,004,011)   $(6,049,558)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                          16,215          9,972         28,371
      Stock based compensation expense                      40,726             --        188,043
      Non cash interest expense                              8,179      1,231,357      1,266,191
      Expense related to issuance of warrants
        to purchase common stock                           235,987             --        235,987
      Writeoff of intangible assets                             --             --        107,000
      Debt conversion expense                                   --             --        503,019
      Accrued convertible notes payable extension
        costs                                              100,625             --        100,625
      Changes in current assets and
        liabilities:
        Prepaid and other expenses                          59,048             --        (21,721)
        Deferred convertible notes payable
          extension costs                                  (66,800)            --        (66,800)
        Deposits                                                --             --        (26,951)
        Debt issuance costs                                     --         (2,409)            --
        Accounts payable                                   318,255        185,756        545,450
        Accrued expenses                                   (63,679)         2,601         37,805
        Accrued interest related to convertible
          notes payable                                     (6,887)            --         11,108
                                                       -----------    -----------    -----------

           Net cash used in operating activities        (1,253,034)      (576,734)    (3,141,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (80,695)       (15,812)      (204,391)
  Increase in patents costs and other assets               (19,433)       (26,950)       (75,548)
                                                       -----------    -----------    -----------

           Net cash used in investing activities          (100,128)       (42,762)      (279,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock and warrants          650,998        134,000      2,880,748
  Net proceeds from convertible notes payable                   --      1,026,102      1,320,602
  Proceeds from shareholder advances                            --          1,000          9,028
                                                       -----------    -----------    -----------

           Net cash provided by financing activities       650,998      1,161,102      4,210,378
                                                       -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (702,164)       541,606        789,008

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           1,491,172        204,745             --
                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $   789,008    $   746,351    $   789,008
                                                       ===========    ===========    ===========

NONCASH FINANCING ACTIVITIES
  Conversion of convertible notes and accrued
    interest to common stock                           $    90,257             --    $ 1,215,859

See notes to condensed financial statements.

PRO-PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

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

      As of June 30, 2002, the Company had $789,008 in cash and working capital of $162,008. In August 2002, the Company began a private placement of securities in order to raise up to $6,588,400, although no funds had been raised as of August 14, 2002 (see Note 5). The Company has cut back significantly on its expenditures, especially costs associated with research and development activities. The Company is also considering other cost containment alternatives, including extending trade payables and deferring certain compensation payments.

      The Company's financial statements have been presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage, has incurred a net loss since inception of $6,052,913 and expects to incur additional losses in the near future. These factors raise substantial doubt about the Company's ability to continue as going concern. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. The Company is actively seeking additional financing to fund future operations and future significant investments in the business. However, there can be no assurance that the Company will be able to obtain financing on acceptable terms, or at all.

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

2. NET LOSS PER SHARE

      Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of 1,932,193 and 2,078,091 shares issuable pursuant to the exercise of stock options and warrants and conversion of convertible debt as of June 30, 2002 and December 31, 2001, respectively, would have been antidilutive.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                      June 30,     December 31,
                                                          2002             2001
     Property and equipment:
       Computer and office equipment                 $  62,583        $  56,681
       Furniture and fixtures                           41,317           39,746
       Leasehold improvements                          100,491           27,269
                                                     ---------        ---------
     Total                                             204,391          123,696
     Less accumulated depreciation                     (28,371)         (12,156)
                                                     ---------        ---------
     Property and equipment - net                    $ 176,020        $ 111,540
                                                     =========        =========

4. CONVERTIBLE NOTES PAYABLE

      On May 9, 2002, the Company extended for one year the holders' right to convert the $195,000 of notes payable to common stock. The notes will now reach maturity during the first quarter of 2003.

      In consideration for the extension, the holders shall receive one-quarter of one share of the Company's common stock for each whole dollar amount of principal, or 48,750 shares of common stock. During the second quarter, the Company deferred $170,625 in costs associated with the extension, based on the fair value of the Company's common stock of $3.50 per share. These deferred convertible notes payable costs will either be amortized ratably over the twelve month extended term of the notes, if the notes are held to maturity, or expensed immediately upon conversion, if converted prior to maturity.

      The Company issued 20,000 of these shares during the period ended June 30, 2002, and they issued the remaining 28,750 shares subsequent to quarter-end. Accrued convertible notes payable extension costs pertaining to shares issued subsequent to year-end in the amount of $100,625 have been classified as a long-term liability.

      In June 2002, $80,000 in principal of convertible notes payable and $5,128 in related interest was converted into 45,128 shares of common stock. In addition, $70,000 in deferred convertible notes payable extension costs was expensed immediately upon conversion.

5. EQUITY OFFERINGS

      On December 13, 2001, the Company commenced a public offering of 1,428,572 shares of common stock, at a price to the public of $3.50 per share The Company anticipated concluding the offering on February 11, 2002 but extended the offering until June 11, 2002. As of June 30, 2002, the Company had sold 185,999 shares of $0.001 par value common stock for gross proceeds of $650,998.

      In August 2002, the Company began a private placement of securities exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 in order to raise up to $6,588,400 to cover its expenditures. Purchasers under the private placement must qualify as "accredited investors" as such term is defined in Regulation D. The offered securities comprise up to 910,000 units, offered at $7.24 each, of one share of the Company's Series A preferred stock, and one 6-year warrant exercisable at $5.50 to purchase one share of the Company's common stock. The Series A preferred stock is to pay dividends at 8% per annum payable in shares of common stock at a price per share of $3.62. The obligation to pay dividends terminates upon appropriate authorization to commence Phase III clinical trials of any one of the Company's compounds. The warrant is subject, following written notice, to acceleration if the Company's stock is listed on an exchange and its closing price exceeds $10.00 on any 10 trading days within a period of 20 consecutive trading days or, if the Company's stock is quoted on the NASDAQ National Market System or Small Cap Market, or over-the-counter, and the average of the closing bid and asked prices thereon exceeds $10.00 on any 10 trading days within a period of 20 consecutive trading days. The Company has not yet sold any securities under this offering.

6. OPTIONS AND WARRANTS

      Under an agreement with a shareholder for consulting services, the Company will compensate the shareholder for services rendered by providing options to purchase 2,000 shares of common stock per month beginning on March 1, 2002. The options are granted on the first day of the month following the month of service, vest immediately and expire in 10 years. In accordance with this agreement, 2,000 and 6,000 options were granted during the three month periods ended March 31, 2002 and June 30, 2002, respectively. These options were valued by the Company at $4,291 and $12,873, respectively, or $2.145 per share. The fair value of these instruments was estimated at the date of grant using a Black-Scholes option pricing model, based on the following assumptions: a risk free rate of 3.9%, a volatility factor of 95%, a dividend rate of 0.0%, and a weighted-average expected life of three years. The options were recognized as a general and administrative expense in the statement of operations.

      The Company had previously incurred a liability of approximately $50,000 to finders in connection with its 2001 debt offering. In the first quarter of 2002, in response to certain liquidity issues, the Company settled this liability through the issuance of 110,000 warrants. The warrants are exercisable immediately, have an exercise price of $3.50 per share and a 10 year life. These warrants were valued by the Company at $235,987, and the excess value of the warrants over the liability was recorded as interest expense in the statement of operations for the period ended March 31, 2002.

7. RECENT ACCOUNTING PRONOUNCEMENTS

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

8. CONTINGENCY

      GlycoGenesys, Inc. (formerly known as SafeScience, Inc.), former employer of Dr. David Platt, Chairman and Chief Executive Officer of the Company, alleged in a letter dated February 15, 2001 that Dr. Platt's activity with the Company is a violation of a noncompetition covenant he has with GlycoGenesys, Inc. Dr. Platt responded by letter dated February 19, 2001 denying the allegations and inviting a meeting to discuss them. Counsel for GlycoGenesys, Inc. indicated a willingness to resolve these matters but attempts to set up a meeting were unsuccessful. The non-competition covenant expired on June 29, 2002. An evaluation cannot be made at this time of the likelihood of a favorable or unfavorable outcome, nor can any estimate be made as to the amount or range, if any, of potential loss. If GlycoGenesys, Inc. makes demands against the Company with respect to the allegations, the Company intends to vigorously contest all such allegations.

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

Overview

      We are currently in the development stage and have not yet generated any operating revenues. Since our formation in July 2000, we have been engaged in research and development activities in connection with identifying and developing a technology that will reduce toxicity and improve the efficacy of currently-used drug therapies, including cancer chemotherapies, by combining the drugs with a number of carbohydrate compounds. Our preliminary studies have identified certain mannans, a group of polysaccharides, that could be utilized as a potential drug delivery system. Polysaccharides are molecules consisting of one or more types of sugars. In the case of mannans, the principal component is the sugar mannose, which is similar to glucose. We believe that a mannan having a suitable chemical structure and composition, when attached to or combined with the active agent of a chemotherapy drug, would increase cellular membrane fluidity and permeability, thereby assisting delivery of the drug.

Preclinical Animal Studies; Investigational New Drug Application; Expected Phase I Human Trials

      As discussed below, we have conducted preclinical animal experiments to study the toxicity and efficacy of 5-Fluorouracil (5-FU) in combination with our mannan compounds. We are also conducting similar preclinical animal experiments to study Adriamycin both in combination with our mannan compounds and as chemically modified with sugar residues via "linkers" of a certain chemical structure that are our proprietary technology. We named the most promising of our synthesized Adriamycin sugar derivatives "Galactomycin" (further discussed below). All of our animal experiments are conducted at independent laboratories. We have also submitted an investigational new drug application to the FDA which has been approved and thus authorizes us to begin clinical trials with humans.

      Toxicity Studies

      Our initial toxicity studies, conducted in early 2001, were performed to test potential reduction of toxicity of anticancer drugs in combination with certain of our mannan compounds. Results of one study indicated that one of our mannan compounds, named DAVANAT, may significantly decrease the toxicity of 5-FU. A second, similar study was performed to test a potential reduction of toxicity of Adriamycin in combination with each of two selected mannan compounds. Results indicated that one of the mannan compounds may decrease the toxicity of Adriamycin. The fact that two different cancer drugs with chemically unrelated structures showed a marked reduction of their toxicity in combination with particular mannans indicates that there might be some fundamental underlying biological reasons, related to the mannans rather than to the drugs, for the reduction in toxicity. For further information about these studies, please refer to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission.

      In subsequent preclinical experiments conducted in 2001 and 2002, we studied on larger animals the toxicity reduction of DAVANAT-1, a DAVANAT combination with 5-FU, which had demonstrated toxicity reduction in the prior 5-FU study. These experiments were performed in accordance with FDA guidelines and recommendations on rats (acute and long-term toxicity study) and dogs (acute and long-term toxicity study) measuring the effect of the DAVANAT/5-FU combination on blood structure and survival of these animals. Preliminary results indicate that the DAVANAT/5-FU combination decreased toxicity, resulting in lower animal mortality and decreased loss of blood structure components in comparison to the results in animals which were administered 5-FU alone.

      We are presently conducting additional toxicity studies on larger animals using particularly high DAVANAT doses.

      Efficacy Studies

      We undertook three independent studies to test a potential change in therapeutic efficacy of DAVANAT in a combination with 5-FU, which had decreased toxicity of the drug in healthy animals. Results of the studies demonstrated that DAVANAT, which may decrease toxicity of 5-FU, may also increase efficacy of 5-FU when administered into cancer-carrying animals. All three studies, conducted with two different human colon tumors implanted into the test animals, demonstrated a decrease in tumor size following administration of 5-FU alone as well as administration of the DAVANAT/5-FU combination. When the combination was administered, the time for the tumor to quadruple in size in the animals increased between 154% and 236% compared to the time required for such tumor increase for 5-FU alone, and 177% to 448% in comparison to control animals (no drug administered).

      At the request of the FDA for a better understanding of the DAVANAT mode of therapeutic action, we conducted two additional efficacy studies using DAVANAT-1 and DAVANAT-1 in combination with leucovorin, which is a typical cancer treatment regimen. The studies showed that DAVANAT and leucovorin do not interfere with each other when administered following standard procedure, and that DAVANAT-1 (DAVANAT/5-FU combination) is superior compared to 5-FU/leucovorin when both are administered in tumor-bearing animals. Leucovorin is a folinic acid derivative, which may enhance both the therapeutic and toxic effect of 5-FU in cancer therapy.

      We also conducted a study that involved injecting radiolabeled DAVANAT (with and without 5-FU) into tumor-free and tumor-bearing animals. The study provided extensive experimental data with respect to DAVANAT distribution in organs and tissues (liver, kidney, lungs, plasma, and tumor) and the capacity of such organs and tissue to clear DAVANAT after various time periods. The study indicated that DAVANAT may protect the liver from a toxic effect of 5-FU yet increase the amount, and hence the therapeutic effect, of 5-FU in the tumor. In other words, we have indications that DAVANAT may decrease toxicity and increase efficacy of 5-FU.

      Investigational New Drug Application; Expected Phase I Clinical Trials in Humans.

      We submitted an investigational new drug application to the FDA on May 26, 2002 based on the preclinical data obtained from our 5-FU studies. Following discussions with the FDA, the application was accepted as of June 26, 2002 which authorized us to begin Phase I of clinical trials with humans. In Phase I we will evaluate the ability of cancer patients to tolerate increasing doses of DAVANAT while receiving a stable dose of 5-FU for treatment of colorectal cancer. The Phase I study has two primary objectives: (1) to determine the maximum dose of DAVANAT that can be tolerated when administered with a stable dose of 5-FU, and (2) to define the dose-limiting toxicities of DAVANAT in combination with 5-FU. We expect that up to 40 male and female patients, 18 to 65 years old, suffering from metastatic colon cancer will participate in the study. We are currently selecting sites and conducting other planning activities for Phase I clinical trials. The pharmaceutical company with which we contracted to produce DAVANAT, a certified GMP facility, has manufactured sufficient quantities for the doses that will be needed for the forthcoming human clinical trials.

      Carbohydrate-Cancer Drug Formulations

      We are currently developing formulations of carbohydrates linked to anti-cancer drugs. We have chemically synthesized four novel products that are carbohydrate derivatives of Adriamycin, and have conducted preclinical animal experiments, studying both toxicity (on healthy animals) and efficacy (on cancer-carrying animals). Preliminary results of these experiments indicate that all four of the synthesized carbohydrate-Adriamycin compounds, and particularly one, named Galactomycin, are significantly less toxic compared with the original Adriamycin, and demonstrate therapeutic efficacy as well. In the case of Galactomycin, the preliminary results, compared to control animals, indicated a therapeutic efficacy more than twice as high as that for the parent Adriamycin, particularly at repeated administrations. Unlike repeated injections of Adriamycin which result in a cumulative toxic effect, Galactomycin at repeated injections apparently increases its therapeutic effect while retaining low toxicity.

      Although the foregoing studies are encouraging, the results achieved in preclinical studies with animals are often not duplicated in human patients. Please see "Risk Factors That May Affect Results -- Our product candidates will be based on novel technologies" in our 2001 Form 10-KSB.

Intellectual Property Protection

      We have three regular utility patent applications pending in the United States. The patent applications cover methods and compositions for reducing side effects in chemotherapeutic formulations, and improving efficacy and reducing toxicity of chemotherapeutic agents. In addition, international patent applications corresponding to two of our U.S. applications have been filed under the Patent Cooperation Treaty.

      We filed with the U.S. Patent and Trademark Office (PTO) applications to register the following trademarks/service marks: ADVANCING DRUGS THROUGH GLYCOSCIENCE; GLYCO-UPGRADE; PRO-PHARMACEUTICALS, INC.; DAVANAT; UCLT and UNIVERSAL CARBOHYDRATE LINKER TECHNOLOGY. In February 2002, the PTO issued Notices of Allowance for two of these marks, ADVANCING DRUGS THROUGH GLYCOSCIENCE and GLYCO-UPGRADE, and in March 2002 the PTO issued a Notice of Allowance for the mark PRO-PHARMACEUTICALS, INC. We filed for an extension of time to provide evidence of use for the marks ADVANCING DRUGS THROUGH GLYCOSCIENCE and GLYCO-UPGRADE, and we are awaiting approval of both extensions. In order to obtain registrations for these marks, the next deadline for filing evidence of use or a request for extension of time to file evidence of use is February 5, 2003. In order to obtain a registration for PRO-PHARMACEUTICALS, INC., we must file evidence of use by September 2002, or we must file for an extension of time to provide evidence of use. In July 2002, the PTO informed us that the mark DAVANAT has been approved for publication. Unless an opposition to registration is timely filed, the PTO will issue a Notice of Allowance for this mark.

Plan of Operation

      As discussed in our 2001 Form 10-KSB, we were incorporated in January 2001 for the purpose of effecting a business combination with Pro-Pharmaceuticals, Inc., a Massachusetts corporation engaged in a business we desired to acquire. The transaction included a merger in which we are the surviving corporation. We are a development-stage company and have not generated any revenues to date. Our capital resources to date consist of (i) the proceeds of a private placement of convertible notes issued and sold by the predecessor Massachusetts company in anticipation of its being acquired by us; (ii) the proceeds of a private placement of our common stock and stock purchase warrants; and (iii) the proceeds of our public offering of common stock, as further described below, which we began in December 2001 and terminated in June 2002.

      On December 13, 2001, we commenced a public offering of 1,428,572 shares of our common stock, at a price to the public of $3.50 per share. We issued 185,999 shares of common stock under this offering, for gross proceeds of approximately $651,000.

      In August 2002, we began a private placement of securities exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 in order to raise up to $6,588,400 to cover our expenditures. Purchasers under the private placement must qualify as "accredited investors" as such term is defined in Regulation D. The offered securities comprise up to 910,000 units, offered at $7.24 each, of one share of our Series A preferred stock, and one 6-year warrant exercisable at $5.50 to purchase one share of our common stock. The Series A preferred stock is to pay dividends at 8% per annum payable in shares of common stock at a price per share of $3.62. The obligation to pay dividends terminates upon appropriate authorization to commence Phase III clinical trials of any one of our compounds. The warrant is subject, following written notice, to acceleration if our stock is listed on an exchange and its closing price exceeds $10.00 on any 10 trading days within a period of 20 consecutive trading days or, if our stock is quoted on the NASDAQ National Market System or Small Cap Market, or over-the-counter, and the average of the closing bid and asked prices thereon exceeds $10.00 on any 10 trading days within a period of 20 consecutive trading days. We have not yet sold any securities under this offering.

      As of June 30, 2002, we had $789,008 in cash and working capital of $162,008. We have budgeted expenditures for the twelve-month period ending June 30, 2003, of $6,200,000, comprised of anticipated expenditures for research and development ($5,000,000), general and administrative ($1,100,000). We have cut back significantly on expenditures, especially costs associated with research and development activities and are considering other cost containment alternatives, including extending trade payables and deferring certain compensation payments. Because we outsource primarily all of our research and development activities our business structure is flexible and we have the ability to slow or halt our activities and still remain a company until adequate funding becomes available.

      Our financial statements have been presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are in the development stage, have incurred a net loss since inception of $6,052,913 and expect to incur additional losses in the near future. These factors raise substantial doubt about our ability to continue as a going concern. Successful completion of our development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill our development activities and achieving a level of sales adequate to support our cost structure. We are actively seeking additional financing to fund future operations and future significant investments in the business. However, there can be no assurance that we will be able to obtain financing on acceptable terms, or at all.

      Additional funds may be raised through additional equity financings, as well as borrowings and other resources. With the capital we have raised to date, and the additional $6,588,400 that we are attempting to raise under our private placement of preferred stock and warrants to purchase common stock that commenced in August 2002, we believe that we will be able to proceed with our current plan of operations and meet our obligations for approximately the next twelve months. If we do not raise the additional funds, we will have to cut our research and development expenditures, which would substantially slow progress that we might expect to make during the next twelve months in development of our business including commencement of clinical trials.

      During the next twelve months, we anticipate that our research and development activities will include commencement of a Phase I first-in-man clinical trial as discussed above under " -- Preclinical Animal Studies; Investigational New Drug Application; Expected Phase I Human Trials," as well as continuing preclinical animal experiments to study toxicity and efficacy of 5-FU and other cancer chemotherapies both in combination with our mannan compounds and, in the case of Adriamycin, as chemically modified with sugar residues via "linkers" of a certain chemical structure that are our proprietary technology. As we have done to date, we will have our pre-clinical testing done by outside laboratories. We do not anticipate building in-house research or development facilities, or hiring staff to conduct those activities. Consequently, we do not expect to make any purchases or sales of plant or significant equipment during the next twelve months. We currently have six employees, all full-time. We expect to maintain our employee headcount at under 10.

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

         None

Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

      The following matters were submitted to a vote of stockholders at our Annual Meeting of Stockholders, held on May 31, 2002, with the vote tabulations as indicated below:

      Voters elected seven incumbent directors for one-year terms. The vote tabulation for individual directors was:


      Director                              Shares For          Shares Withheld
      --------                              ----------          ---------------

      David Platt, Ph.D.                    12,451,549                0

      James Czirr                           12,451,549                0

      Peter Hauser                          12,451,549                0

      Burton C. Firtel                      12,451,549                0

      Dale H. Conaway, D.V.M.               12,451,549                0

      David H. Smith                        12,451,549                0

      Edgar Ben-Josef, M.D.                 12,451,549                0

      Voters approved the ratification of the appointment of Deloitte & Touche LLP, as Pro-Pharmaceuticals' independent public accountants for the fiscal year ending December 31, 2002, by a vote of 12,451,549 for and 0 against. There were no abstentions or broker non-votes.

      Voters approved the adoption of the Pro-Pharmaceuticals 2001 Stock Incentive Plan by a vote of 12,451,549 for and 0 against. There were no abstentions or broker non-votes.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

      The Exhibits filed as part of this Form 10-QSB are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b)      Reports on Form 8-K

         None

                                    SIGNATURE

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.


                              PRO-PHARMACEUTICALS, INC.
                              Registrant

                              By:       / S /   DAVID PLATT
                                    --------------------------------------
                                    Name:  David Platt
                                    Title: President, Chief Executive Officer,
                                           Treasurer and Secretary
                                           (Principal Executive Officer and
                                           Principal Financial and Accounting
                                           Officer)

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

10.3  Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan                            **

16    Letter from Scillia Dowling & Natarelli LLC to the Commission, dated           ***
      February 25, 2002, concerning change in certifying accountant

21    Subsidiaries of the Registrant                                                None

99.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002

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