Form 10QSB
period 2002-09-30
PRO PHARMACEUTICALS INC
filed 2002-11-15
CIK 1133416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002

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
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

                                 NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of common stock, par value $0.001 per share, outstanding as of November 1, 2002 was 17,868,897.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

                  Condensed Balance Sheets .................................   3

                  Condensed Statements of Operations .......................   4

                  Condensed Statements of Cash Flows .......................   5

                  Notes to Condensed Financial Statements ..................   6

Item 2.       Plan of Operation ............................................  10

Item 3.       Controls and Procedures ......................................  15

Part II -- OTHER INFORMATION

Item 1.       Legal Proceedings ............................................  16

Item 2.       Changes in Securities ........................................  16

Item 3.       Defaults Upon Senior Securities ..............................  16

Item 4.       Submission of Matters to a Vote of Security Holders ..........  16

Item 5        Other Information ............................................  16

Item 6.       Exhibits and Reports on Form 8-K .............................  16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRO-PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS (Unaudited)

                                                                       September 30,        December 31,
ASSETS                                                                      2002                2001
CURRENT ASSETS:
  Cash and cash equivalents                                             $ 1,275,477         $ 1,491,172
  Prepaid expenses and other current assets                                  10,478              80,769
  Deferred convertible notes payable extension costs                         41,437                  --
                                                                        -----------         -----------

           Total current assets                                           1,327,392           1,571,941
                                                                        -----------         -----------

PROPERTY AND EQUIPMENT, Net                                                 165,815             111,540

PATENTS                                                                      76,892              56,115
DEPOSITS AND OTHER ASSETS                                                    26,951              26,951
                                                                        -----------         -----------

           Total assets                                                 $ 1,597,050         $ 1,766,547
                                                                        ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                      $   229,333         $   236,223
  Accrued expenses                                                           68,776              96,676
  Convertible notes payable                                                 115,000             195,000
  Accrued interest related to convertible notes payable                      18,815              22,803
                                                                        -----------         -----------

           Total current liabilities                                        431,924             550,702

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value; 100,000,000 shares authorized,
     --and 17,287,647 and 15,524,410 issued and outstanding
     at September 30, 2002 and December 31, 2001, respectively               17,287              15,524
  Deferred compensation                                                     (56,101)            (91,575)
  Stock subscription receivable                                            (132,000)                 --
  Additional paid-in capital                                              8,052,413           5,450,106
  Deficit accumulated during the development stage                       (6,716,473)         (4,158,210)
                                                                        -----------         -----------

           Total stockholders' equity                                     1,165,126           1,215,845
                                                                        -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 1,597,050         $ 1,766,547
                                                                        ===========         ===========

See notes to condensed financial statements.

PRO-PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                                      Period From
                                                                                                                       Inception
                                                                                                                    (July 10, 2000)
                                              Three Months Ended September 30,    Nine Months Ended September 30,   To September 30,
                                                   2002             2001              2002               2001             2002
OPERATING EXPENSES:
  Research and development                     $    316,592     $    334,435      $  1,077,304       $    489,976      $ 2,071,011
  General and administrative                        322,430          301,337         1,120,387            903,989        2,475,721
                                               ------------     ------------      ------------       ------------      -----------

           Total operating expenses                (639,022)        (635,772)       (2,197,691)        (1,393,965)      (4,546,732)

INTEREST INCOME                                       3,726            4,326            15,683             16,992           40,861

INTEREST EXPENSE                                    (28,264)        (557,864)         (376,255)        (1,816,348)      (2,207,247)
                                               ------------     ------------      ------------       ------------      -----------

              Net loss                         $   (663,560)    $ (1,189,310)     $ (2,558,263)      $ (3,193,321)     $(6,713,118)
                                               ============     ============      ============       ============      ===========

NET LOSS PER SHARE - BASIC AND DILUTED         $      (0.04)    $      (0.09)     $      (0.16)      $      (0.24)
                                               ============     ============      ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   Basic and diluted                             15,990,355       13,883,404        15,726,838         13,072,422
                                               ============     ============      ============       ============

See notes to condensed finanical statements.

PRO-PHARMACEUTICALS, INC.

(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                              Period From
                                                                                               Inception
                                                                                            (July 10, 2000)
                                                         Nine Months Ended September 30,    To September 30,
                                                              2002              2001              2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(2,558,263)      $(3,193,321)       (6,713,118)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                             29,691             2,572            41,847
      Stock based compensation expense                         65,364                --           212,681
      Non cash interest expense on convertible
        notes payable                                         139,447         1,231,357         1,397,459
      Expense related to issuance of warrants
        to purchase common stock                              235,987                --           235,987
      Writeoff of intangible assets                                --                --           107,000
      Debt conversion expense                                      --           503,019           503,019
      Changes in current assets and
        liabilities:
        Prepaid and other expenses                             70,290           (24,160)          (10,479)
        Deposits                                                   --           (26,951)          (26,951)
        Accounts payable                                       (6,890)          211,188           229,333
        Accrued expenses                                      (27,900)          256,112            58,776
        Accrued interest related to convertible
          notes payable                                        (3,988)               --            18,815
                                                          -----------       -----------       -----------

           Net cash used in operating activities           (2,056,262)       (1,040,184)       (3,945,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                         (83,966)          (96,800)         (207,662)
  Increase in patents costs and other assets                  (20,777)          (38,650)          (76,892)
                                                          -----------       -----------       -----------

           Net cash used in investing activities             (104,743)         (135,450)         (284,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                    1,925,310                --         1,934,310
  Return of placement fee                                      20,000                --            20,000
  Proceeds from sale of common stock and warrants                  --           809,700         2,229,750
  Net proceeds from convertible notes payable                      --         1,026,102         1,320,602
  Cash received from stock subscription receivable                 --             1,000             1,000
                                                          -----------       -----------       -----------

           Net cash provided by financing activities        1,945,310         1,836,802         5,505,662
                                                          -----------       -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (215,695)          661,168         1,275,477

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,491,172           204,745                --
                                                          -----------       -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 1,275,477       $   865,913       $ 1,275,477
                                                          ===========       ===========       ===========

NONCASH FINANCING ACTIVITIES
  Conversion of convertible notes and accrued
    interest to common stock                              $    90,257       $ 1,185,733       $ 1,306,116

See notes to condensed financial statements.

PRO-PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002
--------------------------------------------------------------------------------

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

      The Company is devoting substantially all of its efforts toward product research and development and raising capital. Its product candidates are still in the research and development stage, with one approved to commence clinical trials. The Company is subject to a number of risks similar to those of other development-stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, dependence on third-party collaborators for research operations, need for regulatory approval of products, risks associated with protection of intellectual property, and competition with larger, better-capitalized companies. To date, the Company has raised capital principally through the issuance of convertible notes and the sale of $0.001 par value common stock through private placements.

      As of September 30, 2002, the Company had $1,275,477 in cash and working capital of $895,468. The Company began a private placement of common stock in September 2002 and had raised $2,093,360 as of November 1, 2002, of which $1,483,360 was raised during the three months ended September 30, 2002.

      The Company's financial statements have been presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage, has incurred a net loss since inception of $6,713,118 and expects to incur additional losses in the near future. These factors raise substantial doubt about the Company's ability to continue as going concern. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities and eventual sales of product adequate to support the Company's cost structure. The Company is actively seeking additional financing to fund future operations and future significant investments in the business. However, there can be no assurance that the Company will be able to obtain financing.

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

2. NET LOSS PER SHARE

      Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of 1,933,731 and 2,078,091 shares issuable pursuant to the exercise of stock options and warrants and conversion of convertible debt as of September 30, 2002 and September 30, 2001, respectively, would have been antidilutive.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                           September 30, 2002  December 31, 2001
                                           ------------------  -----------------

Property and equipment:

       Computer and office equipment           $  62,583           $  56,681

       Furniture and fixtures                     41,317              39,746

       Leasehold improvements                    103,762              27,269
                                               ---------           ---------

Total                                            207,662             123,696

Less accumulated depreciation                    (41,847)            (12,156)
                                               ---------           ---------

Property and equipment - net                   $ 165,815           $ 111,540
                                               =========           =========

4. CONVERTIBLE NOTES PAYABLE

      On May 9, 2002, the Company extended for one year the holders' right to convert $195,000 of notes payable to common stock extending the maturity dates to the first quarter of 2003. In consideration for the extension, the holders were entitled to receive one-quarter of one share of the Company's common stock for each whole dollar amount of principal, or 48,750 shares of common stock. During the second quarter, the Company deferred $170,625 in costs associated with the extension, based on the fair value of the Company's common stock of $3.50 per share. These deferred convertible notes payable costs will be amortized ratably over the twelve month extended term of the notes, if the notes are held to maturity, or expensed immediately upon conversion.

      The Company issued 20,000 of these shares during the period ended June 30, 2002, and the remaining 28,750 in the quarter ended September 30, 2002. In June 2002, $80,000 principal amount of convertible notes payable and $5,128 in related interest was converted into 45,128 shares of common stock. In addition, $70,000 in deferred convertible notes payable extension costs was expensed immediately upon conversion. In October 2002, the Company settled a convertible note payable of $100,000 by repaying $86,000, converting the remaining $14,000 in principal into 7,000 shares of common stock pursuant to the original terms of the note agreement, and paying accrued interest in the amount of $17,051.

5. EQUITY OFFERINGS

      On December 13, 2001, the Company commenced a public offering of 1,428,572 shares of common stock at a price to the public of $3.50 per share. The Company concluded the offering on June 11, 2002. The Company sold 185,999 shares of common stock under this offering, for gross proceeds of $650,998, all in 2002.

      In August 2002, the Company began a private placement of units of Series A preferred stock and warrants to purchase common stock, exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933, in order to raise up to $6,588,400 to cover its expenditures. The Company did not sell any securities under this offering and has discontinued it.

      In September 2002, the Company began a private placement of up to 10 million shares of common stock at $1.00 per share, exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933. During the quarter ended September 30, 2002, the Company sold 1,483,360 shares under this offering for gross proceeds of $1,483,360. Subsequent to quarter end, through November 1, 2002, the Company sold an additional 610,000 shares at $1.00 per share for additional gross proceeds of $610,000. The Company agreed to compensate a registered investment adviser with respect to shares purchased by its clients based on the recommendation of the adviser. As of September 30, 2002, the adviser was entitled to receive 89,000 shares of common stock.

6. OPTIONS AND WARRANTS

      Commencing as of March 1, 2002, under an agreement with a shareholder who is also a board member, the Company compensates the shareholder for consulting services rendered by making monthly grants to the shareholder of options to purchase 2,000 shares of common stock. The options are granted on the first day of the month following the month of service, vest immediately and expire in 10 years. In accordance with this agreement, options to purchase 2,000, 6,000 and 6,000 shares were granted during the three-month periods ended March 31, 2002, June 30, 2002, and September 30, 2002, respectively. These options were valued by the Company at $4,291, $12,873, and $12,726 respectively, or approximately $2.14 per share. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model, based on the following assumptions: a risk free interest rate range of 2.3 to 3.9%, a volatility factor of 95%, a dividend rate of 0.0%, and a weighted-average expected life of three years. The options were recognized as a general and administrative expense in the statement of operations for the applicable period.

      The Company had previously incurred a liability of approximately $50,000 to finders in connection with its 2001 debt offering. In the first quarter of 2002, in response to certain liquidity issues, the Company settled this liability through the issuance of warrants to purchase 110,000 shares of common stock. The warrants are exercisable immediately, have an exercise price of $3.50 per share and a 10 year life. These warrants were valued by the Company at $235,987, and the excess value of the warrants over the liability was recorded as interest expense in the statement of operations for the period ended March 31, 2002.

7. RECENT ACCOUNTING PRONOUNCEMENTS

      On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The adoption of this statement did not have a significant effect on the Company's financial position or results of operations.

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

Overview

      We are currently in the development stage and have not yet generated any operating revenues. Since our formation in July 2000, we have been engaged in research and development activities in connection with identifying and developing a biochemical technology that will reduce toxicity and improve the efficacy of currently-used drug therapies, including cancer chemotherapies, by combining the drugs with a number of carbohydrate compounds. We have identified polysaccharides that could be utilized as a potential drug delivery system. Polysaccharides are molecules consisting of one or more types of sugars.

Research and Development

      Our drug development program is focused on novel drug delivery platforms to upgrade the efficacy and reduce the toxicity of some of the proven, commonly used anti-cancer drugs. We believe we can enhance the delivery of the chemotherapeutic drugs by utilizing sugar-specific receptors found on cancer cells. Our studies indicate that a polysaccharide with a suitable chemical structure, in combination with a chemotherapy drug, would increase cellular membrane fluidity and permeability, thereby assisting delivery of the drug.

      The first group of drugs selected to go through our "upgrade programs" are 5-Fluorouracil, Adriamycin, Taxol, Cytoxan and Cisplatin. The two patent-pending, drug delivery platforms, which we have identified and trademarked, are as follows:

      o DAVANAT(TM): A galactomannan derivative, which is a formulation using oligomeric carbohydrates as the target vehicle for chemotherapeutic drugs.

      o UCLT(TM): UNIVERSAL CARBOHYDRATE LINKAGE TECHNOLOGY(TM), (UCLT(TM)) enhances the delivery of chemotherapeutic drugs by utilizing carbohydrate specific receptors found on cancer cells.

      DAVANAT(TM)-1

      DAVANAT(TM) combined with 5-fluorouracil (5-FU), referred to as DAVANAT(TM)-1 is our first drug combination that is advancing to human clinical trials. DAVANAT(TM) was selected using animal models as the most promising combination for 5-FU. Earlier this year, DAVANAT(TM)-1 was submitted to the FDA and was approved as an investigational new drug application (IND), which authorizes us to begin human clinical trials. We anticipate that human clinical trials will start in December 2002. All of our pre-clinical studies are conducted at independent accredited laboratories.

            Toxicity Studies

      Our initial toxicity studies in smaller animals, conducted in early 2001, were performed to test the potential reduction of toxicity of anticancer drugs in combination with certain of our polysaccharide compounds. Results of one study demonstrated that one of our polysaccharide compounds, DAVANAT(TM), might significantly decrease the toxicity of 5-FU. A second, similar study was performed to test a potential reduction of toxicity of Adriamycin in combination with each of two selected polysaccharide compounds. Results indicated that DAVANAT(TM) might decrease the toxicity of Adriamycin. The fact that two different cancer drugs with chemically unrelated structures showed a marked reduction of their toxicity in combination with DAVANAT(TM) indicates that there might be some fundamental underlying biological reasons related to this polysaccharide, rather than to the drugs, for the reduction in toxicity. For further information about these studies, please refer to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission.

      In subsequent pre-clinical experiments conducted in 2001 and 2002, we studied on larger animals the toxicity reduction of DAVANAT(TM)-1, a DAVANAT(TM) combination with 5-FU, which had demonstrated toxicity reduction in the prior studies. These experiments were performed in accordance with FDA guidelines and recommendations on rats (acute and long-term toxicity study) and dogs (acute and long-term toxicity study) measuring the effect of the DAVANAT(TM)/5-FU combination on blood structure and survival of these animals. Preliminary results indicate that the DAVANAT(TM)/5-FU combination decreased toxicity, resulting in lower animal mortality and decreased loss of blood structure components in comparison to the results in animals which were administered 5-FU alone. These studies were presented to the FDA as part of our IND submission.

      We are presently conducting additional toxicity studies on rats using escalating dosages of DAVANAT(TM) in support of our Phase I program.

            Efficacy Studies

      We undertook independent studies at Southern Research Institute and Charles River Laboratories to test a potential change in the therapeutic efficacy of DAVANAT(TM) in a combination with 5-FU, which had decreased toxicity of the drug in healthy animals. Results of the studies demonstrated that DAVANAT(TM), might also increase efficacy of 5-FU when administered into cancer-carrying animals. The studies, conducted with two different human colon tumors implanted into the test animals, demonstrated a decrease in tumor size following administration of 5-FU alone, as well as a significant decrease with the administration of the DAVANAT(TM)/5-FU combination.

      Two of our efficacy studies were conducted to evaluate the compatibility of DAVANAT(TM) with leucovorin, which is commonly used in cancer treatment with 5-FU. The studies showed that DAVANAT(TM) and leucovorin do not interfere with each other when administered following standard procedure, and that the DAVANAT(TM)/5-FU combination is superior, compared to 5-FU/leucovorin when both are administered in tumor-bearing animals. Leucovorin is a folinic acid derivative, which may enhance both the therapeutic and toxic effect of 5-FU in cancer therapy. In these studies, the growth of the tumor was decreased significantly by using a DAVANAT(TM)/5-FU combination compared to 5-FU.

      We also conducted a study that involved injecting radiolabeled DAVANAT(TM) (with and without 5-FU) into tumor-free and tumor-bearing animals. The study provided extensive experimental data with respect to DAVANAT(TM) distribution in organs and tissues (liver, kidney, lungs, plasma, and tumor) and the capacity of such organs and tissue to clear DAVANAT(TM) after various time periods. The study indicated that DAVANAT(TM) may protect the liver from a toxic effect of 5-FU yet increase the amount, and hence the therapeutic effect, of 5-FU in the tumor. In other words, we have indications that DAVANAT(TM) may decrease toxicity and increase efficacy of 5-FU.

      In addition to DAVANAT(TM)-1, we are also conducting pre-clinical studies for Adriamycin and Taxol, both in combination with DAVANAT(TM) and other polysaccharide compounds.

      Although the foregoing studies are encouraging, the results achieved in preclinical studies with animals are often not duplicated in human patients. Please see "Risk Factors that May Affect Results -- Our product candidates will be based on novel technologies" in our 2001 Form 10-KSB.

      Phase I Clinical Trials in Humans

      We submitted an investigational new drug application to the FDA on May 26, 2002 based on the pre-clinical data obtained from our 5-FU studies. Following discussions with the FDA, the application was accepted as of June 26, 2002 which authorized us to begin Phase I clinical trials with humans. In Phase I we will evaluate the ability of cancer patients to tolerate increasing doses of DAVANAT(TM) while receiving a stable dose of 5-FU for treatment of colorectal cancer. The Phase I study has two primary objectives: (1) to determine the maximum dose of DAVANAT(TM) that can be tolerated when administered with a stable dose of 5-FU, and (2) to define the dose-limiting toxicities of DAVANAT(TM) in combination with 5-FU. We expect that up to 40 male and female patients suffering from metastatic cancer, who failed the first line chemotherapy treatment, to participate in the study. We are currently selecting sites and conducting other planning activities for Phase I clinical trials. The pharmaceutical company with which we contracted to produce DAVANAT(TM), a certified GMP facility, has manufactured sufficient quantities for the doses that will be needed for the forthcoming human clinical trials.

      We are engaging an independent contract research organization to undertake the clinical trials on our behalf. We have engaged a professional consultant to serve as medical director of our clinical trials.

      UCLT(TM)

      As detailed above, we are currently developing a variety of formulations of carbohydrates chemically linked to anti-cancer drugs. We have chemically synthesized a few novel products that are carbohydrate derivatives of Adriamycin, and have conducted pre-clinical animal experiments, studying both toxicity (on healthy animals) and efficacy (on cancer-carrying animals). Preliminary results of these experiments indicate that all of the synthesized carbohydrate-Adriamycin compounds, and particularly one, named Galactomycin, were significantly less toxic compared to the original Adriamycin, and demonstrate therapeutic efficacy as well. In the case of Galactomycin, the preliminary results, compared to control animals, indicated a therapeutic efficacy more than twice as high as that for the parent Adriamycin, particularly with repeated administrations. Unlike repeated injections of Adriamycin, which result in a cumulative toxic effect, Galactomycin, at repeated injections, apparently increases its therapeutic effect while retaining low toxicity.

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

      We filed with the U.S. Patent and Trademark Office (PTO) applications to register the following trademarks/service marks: ADVANCING DRUGS THROUGH GLYCOSCIENCE; GLYCO-UPGRADE; PRO-PHARMACEUTICALS, INC.; DAVANAT; UCLT; UNIVERSAL CARBOHYDRATE LINKER TECHNOLOGY and CARBOSOME. In February 2002, the PTO issued Notices of Allowance for the marks ADVANCING DRUGS THROUGH GLYCOSCIENCE and GLYCO-UPGRADE; in March 2002 the PTO issued a Notice of Allowance for the mark PRO-PHARMACEUTICALS, INC.; in October 2002, the PTO issued a Notice of Allowance for the mark DAVANAT and the mark UCLT was published in the PTO's Official Gazette; and in November 2002, UNIVERSAL CARBOHYDRATE LINKER TECHNOLOGY was published in the Official Gazette. If no objection to the marks UCLT or UNIVERSAL CARBOHYDRATE LINKER TECHNOLOGY are timely filed, Notices of Allowance will issue for the marks in due course. We filed for extensions of time to provide evidence of use for the marks ADVANCING DRUGS THROUGH GLYCOSCIENCE and GLYCO-UPGRADE, and the PTO has issued approvals for both extensions. In order to obtain registrations for these marks, the next deadline for filing evidence of use or requests for extension of time to file evidence of use is February 5, 2003. We filed for an extension of time to provide evidence of use for the mark PRO-PHARMACEUTICALS, and the PTO has issued an approval for this extension. In order to obtain a registration for this mark, the next deadline for filing evidence of use or a request for extension of time to file evidence of use is March 26, 2003. In order to obtain a registration for DAVANAT, we must file evidence of use or file for an extension of time to provide evidence of use by April 22, 2003.

Plan of Operation

      As discussed in our 2001 Form 10-KSB, our Massachusetts predecessor corporation was established in July 2000. Our present corporation was incorporated in Nevada in January 2001 for the purpose of effecting a business combination with the Massachusetts predecessor. The transaction included a merger in which we are the surviving corporation. We are a development-stage company and have not generated any revenues to date. Our common stock commenced to trade on the Over-the-Counter Bulletin Board in September 2002. In connection with the start of public trading of our common stock, we hired a Vice President of Investor Relations.

      In August 2002, we began a private placement of units of Series A preferred stock and warrants to purchase Common Stock, exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933 in order to raise up to $6,588,400 to cover our expenditures. We did not sell any securities under this offering and have discontinued it.

      In September 2002, we began a private placement of up to 10 million shares of common stock at $1.00 per share, exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933. During the quarter ended September 30, 2002, we sold 1,483,360 shares under this offering for gross proceeds of $1,483,360. Subsequent to quarter end, through November 1, 2002, we sold an additional 610,000 shares at $1.00 per share for additional gross proceeds of $610,000.

      As of September 30, 2002, we had $1,275,477 in cash and working capital of $895,468. We intend to dedicate the proceeds of our September 2002 private placement to research and development, including expenses of Phase I/II clinical trials of our drug candidate for which the FDA approved our investigational new drug application, and general and administrative expenses.

      With the capital we have raised to date, and the additional capital that we are attempting to raise under the private placement of our common stock discussed above, we believe that we will be able to proceed with our current plan of operations and meet our obligations for approximately the next twelve months. If we do not raise the additional funds, we would reduce our research and development expenditures. However, since we outsource most of our research and development activities, our business structure is flexible, enabling us to slow or halt our activities and still remain viable until adequate funding becomes available.

      Our financial statements have been presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are in the development stage, have incurred a net loss since inception of $6,713,118 and expect to incur additional losses in the near future. These factors raise substantial doubt about our ability to continue as a going concern. Successful completion of our development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill our development activities and achieving a level of sales adequate to support our cost structure. We are actively seeking additional financing to fund future operations and future significant investments in the business. However, there can be no assurance that we will be able to obtain financing.

      During the next twelve months, we anticipate that our research and development activities will include commencement of a Phase I first-in-man clinical trial as discussed above under " -- Research and Development -- Phase I Clinical Trials in Humans," as well as continuing preclinical animal experiments to study toxicity and efficacy of 5-FU and other cancer chemotherapies both in combination with our polysaccharide compounds and, in the case of Adriamycin, as chemically modified with sugar residues via "linkers" of a certain chemical structure that are our proprietary technology.

      We do not anticipate building in-house research or development facilities, or hiring staff to conduct those activities. Consequently, we do not expect to make any purchases or sales of plant or significant equipment during the next twelve months. We currently have seven employees, all full-time. We do not expect to make significant additions to our employee headcount.

Item 3. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Based on his evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      In September 2002, we began a private placement of up to 10 million shares of common stock at $1.00 per share, exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933. During the quarter ended September 30, 2002, we sold 1,483,360 shares under this offering for gross proceeds of $1,483,360. Subsequent to quarter end, through November 1, 2002, we sold an additional 610,000 shares at $1.00 per share for additional gross proceeds of $610,000. We agreed to compensate a registered investment adviser with respect to shares purchased by its clients based on the recommendation of the adviser. As of November 1, 2002, the adviser is entitled to receive 154,000 shares of common stock.

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      Dr. Mildred Christian, a member of our Scientific Advisory Board, was elected to our Board of Directors effective October 1, 2002. Dr. Christian, an experienced toxicologist, and founder and executive with research laboratories, has participated in hundreds of developmental ("teratology"), reproductive and general toxicology evaluations.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      The Exhibits filed as part of this Form 10-QSB are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b)   Reports on Form 8-K

      We filed a report on Form 8-K with the SEC, pursuant to Item 5, on September 5, 2002, as amended and filed with the SEC as Form 8-K/A on September 18, 2002, concerning termination of a private placement offering and commencement of a new private placement offering.

                                    SIGNATURE

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2002.

                                        PRO-PHARMACEUTICALS, INC.
                                        Registrant


                                        By: /S/ DAVID PLATT
                                            -----------------------------
                                            Name:  David Platt
                                            Title: President, Chief Executive
                                                   Officer, Treasurer and
                                                   Secretary (Principal
                                                   Executive Officer and
                                                   Principal Financial and
                                                   Accounting Officer)

                                  CERTIFICATION

      I, David Platt, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Pro-Pharmaceuticals, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                /S/ DAVID PLATT
                                        -----------------------------
                                        Name:  David Platt
                                        Title: President, Chief Executive
                                               Officer, Treasurer and Secretary
                                               (Principal Executive Officer)

                                  CERTIFICATION

      I, David Platt, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Pro-Pharmaceuticals, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                /S/ DAVID PLATT
                                        -----------------------------
                                        Name:  David Platt
                                        Title: President, Chief Executive
                                               Officer, Treasurer and Secretary
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number     Description of Document
-------    -----------------------
3.1        Articles of Incorporation of the Registrant, dated January 26, 2001                                  *

3.2        Amended and Restated By-laws of the Registrant                                                      **

10.1       Assignment and Assumption Agreement, dated April 23, 2001, by and between Developed                  *
           Technology Resource, Inc. and DTR-Med Pharma Corp.

10.2       Stock Exchange Agreement, dated April 25, 2001, by and among Developed Technology                    *
           Resource, Inc., DTR-Med Pharma Corp., Pro-Pharmaceuticals, Inc. (Massachusetts) and the
           Shareholders (as defined therein)

10.3       Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan                                                 **

16         Letter from Scillia Dowling & Natarelli LLC to the Commission, dated February 25, 2002,             ***
           concerning change in certifying accountant

21         Subsidiaries of the Registrant                                                                     None

99.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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