Form 10-K
period 2003-12-31
PRO PHARMACEUTICALS INC
filed 2004-03-30
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 000-32877

PRO-PHARMACEUTICALS, INC.

Nevada	04-3562325
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

189 Wells Avenue, Newton, Massachusetts	02459
(Address of Principal Executive Offices)	(Zip Code)

(617) 559-0033

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, Par Value $.001	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2003 was $49,045,386.

The number of shares outstanding of the registrant’s common stock as of March 15, 2004 was 24,079,300.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in such statements. We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, the following: uncertainties as to the utility and market for our potential products; uncertainties associated with preclinical and clinical trials of our drug delivery candidates; our limited experience in product development and expected dependence on potential licensees and collaborators for commercial manufacturing, sales, distribution and marketing of our potential products; possible development by competitors of competing products and technologies; lack of assurance regarding patent and other protection of our proprietary technology; compliance with and change of government regulation of our activities, facilities and personnel; uncertainties as to the extent of reimbursement for our potential products by government and private health insurers; our dependence on key personnel; our history of operating losses and accumulated deficit; and economic conditions related to the biotechnology and biopharmaceutical industry. We cannot assure you that we have identified all the factors that create uncertainties. Readers should not place undue reliance on forward-looking statements.

PART I

Item 1.    Business

Corporate Formation

We were incorporated under Nevada law in January 2001. On May 15, 2001, we acquired all of the outstanding common stock of a Massachusetts corporation engaged in a drug delivery development business. After the acquisition, we merged with the Massachusetts corporation and are the surviving corporation. For additional information, please see Note 1 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. In December 2003 we organized Pro-Pharmaceuticals Securities Corp. as a wholly-owned Delaware subsidiary the sole purpose of which is to hold our cash and cash equivalents in a tax efficient manner.

Our address is 189 Wells Avenue, Newton, Massachusetts 02459. Our telephone number is (617) 559-0033, fax number is (617) 928-3450, e-mail address is squeglia@pro-pharmaceuticals.com, and our website address is www.pro-pharmaceuticals.com. Our Annual Report on Form 10-K and Quarterly Reports on Form 10-QSB are fully accessible on our website without charge.

Business of Pro-Pharmaceuticals

Introduction

We are a development-stage pharmaceutical company that intends to identify, develop and seek regulatory approval of technology that will reduce toxicity and improve the efficacy of currently existing chemotherapy drugs by combining the drugs with our proprietary carbohydrate compounds. Our fundamental objective is to increase the body’s tolerance to the drugs by enabling targeted delivery of the drugs in order to protect healthy tissue. Our targeting technology could also permit higher doses of the chemotherapy drugs because current dosage levels are generally limited so as to avoid overly toxic effects on healthy cells. Our carbohydrate-based drug targeting and delivery system may also have applications for drugs used to treat other diseases and chronic health conditions.

In technical terms, we seek to “reformulate” existing cancer chemotherapy drugs with non-toxic carbohydrate-based compounds that are recognized and adhere to specific binding sites, known as lectins, on the surface of cancer cells. Reformulation of chemotherapy drugs already approved by the U.S. Food and Drug Administration (“FDA”) has the following benefits for our business:

•	Our drug delivery and targeting technology may require less time for development and FDA approval, and thus could reach the market sooner, because the active chemotherapy drugs are already approved and are widely used for cancer treatment.

•	We expect fewer risks in drug development because our proprietary compounds would be “reformulated” with drugs already in widespread use. We foresee a market demand for less toxic and more effective chemotherapeutics, and believe the pharmaceutical industry would respond favorably to better drug delivery and targeting.

•	The industry would likely also be receptive to patent-protected drug delivery systems that combine with existing chemotherapy drugs whose efficacy has been proven and which may no longer have patent protection.

•	We believe that drug delivery and targeting systems which upgrade widely used drugs can be developed with substantially lower costs, and result in faster returns for investors, relative to the expenditures of pharmaceutical companies engaged in new drug development.

Our Business Strategy and Initial Objectives

The initial objectives of our business strategy are to:

•	Verify and extend our carbohydrate-based drug delivery and targeting system for developing novel cancer chemotherapy products.

•	Expand and enhance clinical applications of at least six widely used chemotherapy drugs, in addition to 5-Fluorouracil currently in our Phase I/II clinical trials, including irinotecan, doxorubicin, paclitaxel, cyclophosphamide, oxaliplatin and cisplatin, by combining them with our proprietary delivery system.

•	Demonstrate the safety and efficacy of such product candidates by means of pre-clinical evaluation and submitting investigational new drug (“IND”) applications to the FDA.

•	Accelerate commercialization by identifying products and diseases that qualify for fast-track designation by the FDA (further described below) with respect to products to be used in treatment of types and stages of cancer for which treatments are now inadequate.

•	Leverage our drug delivery and targeting technology through “reformulations” of our carbohydrate compounds with FDA-approved drugs, including drugs for conditions or ailments other than cancer, that would benefit from reduced toxicity and/or greater efficacy.

•	Apply our proprietary technology to enhance proven drugs under patent protection with the goal of extending the commercial life of such drugs, or creating new patent protection for generic drugs with expired patents.

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

Toxicity.    Most chemotherapy agents kill cancer cells by disrupting the cell division or metabolic process. Cells are killed once they begin to undergo division and replication. Although these agents are effective on cancer cells, which generally grow rapidly through cell division, the drugs also kill healthy non-cancerous cells as they undergo ordinary division. This is particularly apparent in fast-growing normal cells, such as blood cells forming bone marrow, digestive tract tissue, hair follicles, and reproductive organ cells. As the chemotherapy harms healthy tissue, the effectiveness of the drug is limited because dosage levels and treatment frequency cannot exceed tolerance levels for non-cancerous cells. Moreover, the chemotherapy regimen often dramatically diminishes the quality of a patient’s life through its physical and emotional side effects.

Inability to Selectively Target Diseased Cells.    Chemotherapies as now administered reach both healthy and diseased tissue. Normal cells are generally as receptive as tumors to the toxic effects of chemotherapy. Without the ability to target the drug exclusively to cancerous tissue, chemotherapy dosages must be kept within a range that healthy tissue can tolerate, thus reducing the optimal effectiveness of chemotherapy on diseased tissue.

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

The major factors that must be addressed in order to reach this objective are the physical characterisitcs of a drug, such as its interaction with pharmacological target sites and undesired toxicity, and the biological characteristics of diseased tissue, which affects the ability of a drug to selectively interact with the target site and have the desired pharmacological result. Both of these factors are important in increasing efficacy and reducing toxicity of cancer drugs. Biotechnology affords a new opportunity in drug delivery techniques by taking advantage of biological mechanisms such as drug-cell recognition and interactions and particular physical characteristics of cancerous tissue.

Our Focus: Carbohydrate-Based Drug Enhancement Technology

We are developing a carbohydrate-based drug delivery and targeting technology to direct cancer drugs more selectively to tumor tissue so as to reduce the toxic side effects and improve the tumor reduction capacity of chemotherapy drugs now in common use. Carbohydrates are found in the structural elements of cells and, among other functions, serve as recognition elements in biomolecules, enabling molecule-cell recognition, and hence, molecular targeting. The dense concentration of chemical functional groups within carbohydrates compared to other chemicals suits them for use in cell recognition applications in biological systems.

Our technology does not change the chemistry of the drugs themselves, but rather reformulates cancer drugs with our proprietary carbohydrate compounds, which interact with sugar-specific proteins, i.e., lectins, found on the surface of tumor cells. Because of these cell surface interactions, we believe that our compounds may increase cell permeability, resulting in increased targeted absorption of drugs by cancer cells. These cell surface interactions may also reduce the cells’ ability to adhere to each other as well as to normal tissue, resulting in diminished ability of cancer cells to metastasize, or spread to other tissue systems.

Initial Chemotherapy Applications

We believe that our carbohydrate-based drug delivery and targeting enhancement technology applies to essentially any oncology drug whose delivery to the target can be improved by utilizing sugar-specific recognition at the cancer cell surface. Our initial program is designed to focus on proven drugs for which there are already very substantial data on their therapeutic efficacy and toxicity, along with an accumulated knowledge of their limitations. We intend to apply our drug delivery technology initially to seven widely used chemotherapy agents: 5-Fluorouracil, irinotecan, doxorubicin, paclitaxel, cyclophosphamide, oxaliplatin and cisplatin. Each of these drugs is widely used in cancer chemotherapy treatment, and for each of these drugs there is a strong market need for improving its therapeutic efficacy and decreasing its toxicity.

5-Fluorouracil (5-FU), a fluorinated pyrimidine (nucleic acid component), interferes with the synthesis of DNA and inhibits the formation of RNA. DNA is the chemical inside the nucleus of a cell that carries the genetic instructions for making living organisms. RNA delivers DNA’s genetic message to the cytoplasm of a cell where proteins are made. Since DNA and RNA are essential for cell division and growth, 5-FU provokes unbalanced growth and death of the cell. The effect of DNA and RNA deprivation is most marked on those cells, such as cancer cells, which grow more rapidly and which absorb 5-FU at a more rapid rate. 5-FU is effective against cancers of the colon, rectum, breast, stomach and pancreas. This drug is toxic, resulting in side effects such as nausea, vomiting, cardiovascular damage, mouth sores, gastrointestinal ulceration and bleeding, skin darkening and fatigue. 5-FU is manufactured by Roche Laboratories under the name of FluorouracilRoche®, and by SICOR Pharmaceuticals, Inc. as Adrucil® for intravenous administration. Originally patented in the late 1950s, its patent protection has expired.

Irinotecan, sold under its trade name Camptosar®, is a semisynthetic, water-soluble derivative of camptothecin, which is a cytotoxic alkaloid extracted from plants. Irinotecan and its active metabolite, SN-38, inhibits the activity of topoisomerase I, an enzyme that produces reversible single-strand breaks in DNA during DNA replication. Although primarily used in the treatment of colorectal cancer, it is prescribed for cancer of the cervix, esophagus, stomach, lung and pancreas. Irinotecan is toxic, resulting in side effects such as severe diarrhea, anemia, leukopenia, anorexia, nausea, fever, fatigue and abdominal pain. Its patent expires in April 2005.

Doxorubicin is a cytotoxic agent that selectively kills malignant cells and causes tumor regression. It binds to the DNA, and presumably inhibits nucleic acid synthesis. It is used to treat, among others, leukemia, cancers of the breast, ovaries, bladder, stomach and thyroid, as well as Hodgkin’s and non-Hodgkin’s lymphoma. Doxorubicin is extremly toxic, resulting in side effects such as nausea, vomiting, loss of hair, mouth sores, colon ulceration and heart damage. It is manufactured by Pharmacia Upjohn for intravenous administration. Originally patented in 1971 and marketed as Adriamycin®, its patent protection has expired.

Paclitaxel, a relatively new anti-leukemic and anti-tumor agent, suppresses cell division by binding to so-called microtubules that form in a cell’s nucleus to help move the chromosomes around during the division process. Paclitaxel is most effective against ovarian and advanced breast cancers, particularly after failure of standard chemotherapy. Studies indicate that it might be effective against leukemia, lung carcinoma, colon carcinoma, renal carcinoma, melanoma, and central nervous system carcinoma. Paclitaxel is toxic, resulting in problems ranging from irritation, drop in blood pressure and anemia to major breathing problems, hives and/or fluid buildup around the heart and bone marrow suppression. Almost all patients experience hair loss from paclitaxel, and some experience severe hypersensitivity reactions to Taxol® (paclitaxel). It is manufactured by Bristol-Myers-Squibb Company for intravenous administration. We believe that there are no patents covering the composition of paclitaxel.

Cyclophosphamide has action leading to cross-linking of RNA of tumor cells, and thereby interferes with the growth of susceptible rapidly proliferating malignant cells. It is effective against a range of cancers, such as malignant lymphomas, Hodgkin’s disease, various leukemias, and cancer of the breast and ovaries. This drug is toxic, with side effects including nausea, vomiting, anorexia, diarrhea, skin rash and darkening and, in extreme cases, heart damage or failure, and secondary malignancies. It is manufactured by Bristol-Myers-Squibb Company under the brand name Cytoxan® for intravenous and oral administration. We believe that there are no patents covering the composition of cyclophosphamide.

Oxaliplatin, sold under the trade name Eloxatin®, is classified as an alkylating agent, and belongs to a new class of platinum agents comprised of a platinum atom complexed with oxalate and diaminocyclohexane (DACH) and appears to inhibit DNA synthesis. The bulky DACH may have greater cytotoxicity than cisplatin and carboplatin. Preclinical studies have shown Oxaliplatin to be synergistic with fluorouracil and SN-38, the active metabolite of irinotecan. Although Oxaliplatin is primarily used to treat colorectal cancer, it has been used for cancers of the breast, stomach, head and neck and lung. The drug is toxic, with side effects including anemia, diarrhea, nausea, severe neuropathy, liver abnormalities, fever and vomiting. Its patent is due to expire in April 2013.

Cisplatin appears to act by inhibiting DNA synthesis. It is effective against metastatic testicular and ovarian tumors (typically in combination with other chemotherapeutic agents), and advanced bladder cancer. This drug is toxic, with side effects including renal toxicity, nausea, vomiting, anorexia, diarrhea and anemia. It is manufactured as PLATINOL® by Bristol-Myers-Squibb Company for intravenous injection. We believe that there are no patents covering the composition of Cisplatin.

Pre-clinical Studies

Toxicity Studies

Our initial toxicity studies in smaller animals, conducted in early 2001, were performed to test the potential reduction of toxicity of anticancer drugs in combination with certain of our polysaccharide compounds. The results of one study demonstrated that one of our polysaccharide compounds, DAVANAT®, might significantly decrease the toxicity of 5-FU. A second, similar study was performed to test a potential reduction of toxicity of doxorubicin in combination with each of two selected polysaccharide compounds. The results indicated that DAVANAT® might decrease the toxicity of doxorubicin. The fact that two different cancer drugs with chemically unrelated structures showed a marked reduction of their toxicity in combination with DAVANAT® indicates that there might be some fundamental underlying biological reasons related to this polysaccharide, rather than to the drugs, for the reduction in toxicity.

In subsequent pre-clinical experiments conducted in 2001 and 2002, we studied on larger animals the toxicity reduction of DAVANAT®-1, a DAVANAT® combination with 5-FU, which had demonstrated toxicity reduction in the prior studies. These experiments were performed in accordance with FDA guidelines and recommendations on rats (acute and long-term toxicity study) and dogs (acute and long-term toxicity study) measuring the effect of DAVANAT®-1 on blood structure and survival of these animals. Results indicate that DAVANAT®-1 decreased toxicity, resulting in lower animal mortality and decreased loss of blood structure components in comparison to the results in animals which were administered 5-FU alone. These studies were presented to the FDA as part of our IND submission. We conducted additional toxicity studies on rats using escalating dosages of DAVANAT® and submitted these results to the FDA in an amendment to our IND in support of our Phase I clinical trials. The results of these additional toxicity studies were such that the FDA allowed our commencement of Phase I clinical trials.

Efficacy Studies

We undertook independent studies at Southern Research Institute and Charles River Laboratories to test a potential change in the therapeutic efficacy of DAVANAT®-1, which had decreased toxicity of 5-FU in healthy animals. Results of the studies demonstrated that DAVANAT® might also increase efficacy of 5-FU when administered into cancer-carrying animals. The studies, conducted with two different human colon tumors implanted into the test animals, demonstrated a decrease in tumor size following administration of 5-FU alone, as well as a significant decrease with the administration of DAVANAT®-1.

Two of our efficacy studies were conducted to evaluate the compatibility of DAVANAT® with leucovorin, which is commonly used in cancer treatment with 5-FU. The studies showed that DAVANAT® and leucovorin do not interfere with each other when administered following standard procedures, and that DAVANAT®-1 is superior, compared to 5-FU/leucovorin when both are administered in tumor-bearing animals. Leucovorin is a folinic acid derivative, which may enhance both the therapeutic and toxic effect of 5-FU in cancer therapy. In these studies, the growth of the tumor was decreased significantly by using DAVANAT®-1 compared to a 5-FU/leucovorin combination.

We also conducted a study that involved injecting radiolabeled DAVANAT® (with and without 5-FU) into tumor-free and tumor-bearing animals. The study provided experimental data with respect to DAVANAT® distribution in organs and tissues (liver, kidney, lungs, plasma, and tumor) and the capacity of such organs and tissue to clear DAVANAT® after various time periods. The study suggested that DAVANAT® may protect the liver from the toxic effect of 5-FU yet increase the amount, and hence the therapeutic effect, of 5-FU in the tumor. In other words, we have indications that DAVANAT® may decrease toxicity and increase efficacy of 5-FU.

In addition to DAVANAT®-1, in 2003 and 2004 we have been conducting pre-clinical studies for irinotecan, doxorubicin, oxaliplatin, paclitaxel, cyclophosphamide and cisplatin both in combination with DAVANAT® and other polysaccharide compounds. Human colon and breast xenography are being used to optimize formulations and results show that DAVANAT® exhibits a broad spectrum of activity with the tested drugs.

Although the foregoing studies are encouraging, the results achieved in preclinical studies with animals are often not duplicated in human patients. Please see “Risk Factors That May Affect Results — Our Product Candidates Will Be Based On Novel Unproven Technologies”.

Phase I Clinical Trials

We submitted an investigational new drug application (IND) to the FDA on May 26, 2002 based on the pre-clinical data obtained from our 5-FU studies. The FDA accepted the IND on June 26, 2002 which authorized us to begin Phase I clinical trials with humans. We filed an amendment to the IND on November 27, 2002 to incorporate new toxicology data and to enable us to undertake dose escalation in our Phase I trials. In response to the amendment, the FDA allowed the dose escalation schema which would allow assessment in clinical trials of DAVANAT® doses anticipated to be in the range of those for which the pre-clinical studies suggested efficacy.

In Phase I we are evaluating the ability of cancer patients to tolerate increasing doses of DAVANAT® while receiving a stable dose of 5-FU for treatment of a variety of solid tumors which have not responded to accepted therapies. The Phase I study has two primary objectives: (1) to determine the maximum dose of DAVANAT® that can be tolerated when administered with a stable dose of 5-FU, and (2) to define the dose-limiting toxicities of DAVANAT® in combination with 5-FU. Approximately 20 male and female patients suffering from advanced solid malignancies, who failed the accepted chemotherapeutic, radiation, and/or surgical treatments, have participated in the study. We expect to enroll an additional 10 patients in the Phase I trial.

Four clinical sites and lead investigators are currently participating in our Phase I trials: the Norris Cotton Cancer Center at Dartmouth-Hitchcock Medical Center in Lebanon, New Hampshire; The Comprehensive Cancer Center at the University of Michigan in Ann Arbor, Michigan; the Ochsner Cancer Institute in New Orleans, Louisiana; and Florida Oncology Associates in Jacksonville, Florida.

We have engaged a professional consultant, affiliated with Harvard Medical School and Massachusetts General Hospital, to serve as Medical Director of our Phase I/II clinical trials.

The pharmaceutical company, Sigma Aldrich, with which we contracted to produce DAVANAT®, is a certified Good Manufacturing Procedures (“cGMP”) facility that has manufactured sufficient quantities for the doses that are needed for the Phase I/II human clinical trials. We have engaged PPD Development, to provide analytical support for stability and compatibility studies for Phase I/II. Studies show that DAVANAT® is very stable in the formulation and is compatible with intravenous infusion systems. We have provided reports to the FDA in support of our clinical trials.

We have engaged PRA International Inc. to serve as our independent contract research organization (CRO) to monitor and implement the clinical trials on our behalf, and Medidata Solutions Inc. to construct a Web-based electronic data capture (EDC) system to collect and aggregate the clinical trial data. This EDC system enables us to better manage the clinical data and increase the speed at which such data are reported and compiled.

Phase ll Clinical Trials

On January 8, 2004, we announced the initiation of Phase II clinical trials of DAVANAT®-1 in refractory colorectal cancer patients. This trial is part of a multi-center, open-label, single dose level study in patients with metastatic colorectal cancer that have failed standard chemotherapeutic regimens. The study will evaluate the efficacy and safety of intravenous DAVANAT®-1 when administered in monthly cycles as third-line therapy for metastatic colorectal cancer. The objectives for the Phase II study are (i) to document the complete and partial response and the rate of stable disease with DAVANAT®-1 therapy when administered in monthly cycles to patients with metastatic carcinoma of the colon or rectum whose tumor has failed to respond to, or has progressed despite standard first- and second-line chemotherapy, and (ii) to evaluate the safety of DAVANAT®-1 in this population. Concurrent with the Phase II clinical study, we continue to enroll patients in our Phase I trial.

Other Carbohydrate-Cancer Drug Formulations

We continue to chemically synthesize a library of products that are carbohydrate derivatives of doxorubicin, irinotecan, and paclitaxel and are currently studying both efficacy (in vitro and on cancer-carrying animals) and toxicity (on healthy animals). One compound, named Galactomycin, has demonstrated improved therapeutic index. We continue this research in contract research facilities in Russia, England and Italy. We have started the scale-up manufacturing for Galactomycin and are currently conducting pre-clinical efficacy studies in tumor-bearing animals. Although the foregoing studies are encouraging, the results achieved in preclinical studies with animals are often not duplicated in human patients. Please see “Risk Factors That May Affect Results — Our Product Candidates Will Be Based On Novel Unproven Technologies”.

Patents and Proprietary Rights

We have built an intellectual property portfolio to protect our development efforts, including two issued patents and several patent applications pending. Issued patents cover methods and composition for reducing toxicity of a chemotherapeutic drug by co-administering a polysaccharide with a chemotherapeutic agent, and enhancing the delivery of a chemotherapeutic drug by covalently binding a carbohydrate compound with a chemotherapeutic agent. In addition, international patent applications corresponding to several of our U.S. applications have been filed under the Patent Cooperation Treaty.

The U.S. Patent and Trademark Office (PTO) has registered the following trademarks: PRO-PHARMACEUTICALS, INC., DAVANAT and ADVANCING DRUGS THROUGH GLYCOSCIENCE. We filed applications with the PTO to register additional trademarks and servicemarks.

Research

We focus on the design and analysis of carbohydrate-based drug delivery and targeting enhancement systems. We do not anticipate building in-house research or development facilities or hiring staff in this connection other than for purposes of designing and managing our out-sourced research. Our pre-clinical testing has been conducted by outside laboratories and accredited facilities.

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

Our current research on toxicity and efficacy of several chemotherapy drugs both alone and in combination with our technology on cancer-carrying animals is being conducted by Charles River Laboratories and by Southern Research Institute in Birmingham, Alabama. Southern Research Institute is an independent, not-for-profit contract research organization that is not affiliated with our company. In addition to the above laboratories we are conducting additional research in the United States, England, Israel, Italy and Russia.

As we develop products eligible for clinical trials, we contract with an independent clinical research organization to design the trial protocols and arrange for and monitor the clinical trials. We also rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. In addition, certain clinical trials for our products may be conducted by government sponsored agencies and consequently will be dependent on governmental participation and funding. Our dependence on third-party researchers will involve risks including lessened control over the timing and other aspects of any clinical trials, since we will not be conducting them on our own.

Our research and development expenditures totaled $1,950,299, $1,483,027, $893,457 and $4,427,033 in 2003, 2002, 2001 and for the cumulative period from inception (July 10, 2000) through December 31, 2003, respectively.

Manufacturing and Marketing

We are a development company and do not have, or intend to obtain, internal facilities for the manufacture of any of our products for clinical or commercial production. In order to have our products manufactured, we need to develop relationships with third-party manufacturing resources, enter into collaborative arrangements with other parties that have established manufacturing capabilities or elect to have other third parties manufacture our products on a contract basis.

We have no marketing infrastructure, and have not undertaken to develop a sales and marketing staff to commercialize pharmaceutical products. If we develop products eligible for commercial sale, we will need to rely on third parties such as licensees, collaborators, joint venture partners or independent distributors to market and sell those products. Our dependence on third-party manufacturers and marketers will involve risks relating to our lessened control, and other risks including those discussed in “Risk Factors That May Affect Results — We Will Depend On Third Parties To Manufacture And Market Our Products”.

We currently envision having our manufacturing and marketing operations conducted pursuant to license agreements that we would negotiate with pharmaceutical companies with respect to manufacturing and marketing of their upgraded drugs. While we presently contemplate offering the rights to manufacture and market an upgraded drug to the original pharmaceutical company that developed the drug, we will evaluate other manufacturing and marketing arrangements as well.

Competition

A number of biotechnology and pharmaceutical companies are developing new drug delivery technologies for the treatment of cancer and other diseases. Drug delivery targeting technologies based on monoclonal antibodies being developed by companies such as Seattle Genetics, Inc., Immonogen, Inc. and Berna Biotech AG and Dendreon Corporation could be competitive with our carbohydrate-based system. A few companies are developing carbohydrate technologies to improve or develop new drugs. Neose Technologies, Inc. is seeking to improve the therapeutic profile of widely-used protein-based drugs and Optimer Pharmaceuticals, Inc. is developing carbohydrate technology for drug discovery and improvement. We believe we are the only company using carbohydrate-based technologies to reformulate widely-used chemotherapies thereby to enable targeted delivery of these toxic drugs.

Please see “Risk Factors That May Affect Results — We Face Intense Competition In The Biotechnology And Pharmaceutical Industries” for additional discussion related to our current and potential competition.

Government Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution. Please see “Risk Factors That May Affect Results — We Will Need Regulatory Approvals To Commercialize Our Products” for additional discussion of risks related to regulatory compliance.

Drug Approval Process

No drug may be marketed in the U.S. until the drug has received FDA approval. The steps required before a drug may be marketed in the U.S. include:

1.	pre-clinical laboratory tests, animal studies, and formulation studies,

2.	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin,

3.	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication,

4.	submission to the FDA of a New Drug Application (“NDA”),

5.	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP established by the FDA,

6.	FDA review and approval of the NDA, and

7.	FDA review and approval of a trademark used in connection with a pharmaceutical.

Pre-clinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. There is no certainty that submission of an IND will result in the FDA allowing clinical trials to begin.

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

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA will issue an approval letter. If the FDA evaluates the NDA submission or manufacturing facilities as not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Even if an applicant submits the requested additional information, the FDA ultimately may decide that the NDA does not satisfy the regulatory criteria for approval. The testing and approval process requires substantial time, effort, and financial resources, and there is no assurance that any approval will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval.

FDA “Fast Track” Program; Priority Review

The FDA’s “fast track” program is intended to facilitate the development and expedite the review of drugs intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for such conditions. Under this program, the FDA can, for example, review portions of an NDA for a fast track product before the entire application is complete, thus potentially beginning the review process at an earlier time. We may seek to have some of our products designated as fast track products, with the goal of reducing review time. There can be no guarantee that the FDA will grant any of our requests for fast track designation, that any fast track designation would affect the time of review, or that the FDA will approve the NDA submitted for any of our product candidates, whether or not fast track designation is granted. Additionally, FDA approval of a fast track product can include restrictions on the product’s use or distribution (such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or experience), and can be conditioned on the performance of additional clinical studies after approval.

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

Post-Approval Requirements

If FDA approval of one or more of our products is obtained, we will be required to comply with a number of post-approval requirements. For example, holders of an approved NDA are required to report certain adverse reactions to the FDA and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

FDA “Orphan Drug” Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. As well, orphan drugs usually receive ten years of marketing exclusivity in the European Union.

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

Environmental Regulation

Pharmaceutical research and development involves the controlled use of hazardous materials including but not limited to certain hazardous chemicals and radioactive materials. In connection with research, development and manufacturing activities, biotechnology and pharmaceutical companies are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Since we do not anticipate building in-house research, development or manufacturing facilities, but plan to have these activities conducted by contractors and other third parties, we do not anticipate that we will be directly affected by environmental regulations. However, our contractors and others conducting research, development or manufacturing activities for us may be required to incur significant costs to comply with environmental and health and safety regulations in the future, and this could in turn affect our costs of doing business and might ultimately interfere with timely completion of research or manufacturing programs if those third parties are unable to comply with environmental regulatory requirements.

Employees

As of March 20, 2004, we have five full-time employees comprised of our President and Chief Executive Officer, Chief Operating Officer, Vice President, Manufacturing and Product Development, Vice President of Investor Relations, and an operations administrator. Our Chief Financial Officer, Chief Scientist, and Medical Director (clinical trials) each provides service part-time as an independent contractor or consultant.

Scientific Advisory Board

Our Scientific Advisory Board includes recognized scientists with expertise in the fields of carbohydrate chemistry and biochemistry, immunology, cell and molecular biology, and synthetic and medical chemistry. The Scientific Advisory Board meets periodically with our management and in smaller groups or individually from time to time on an informal basis. The members assist us in identifying scientific and product development opportunities and reviewing with management the progress of our specific projects.

The members of our Scientific Advisory Board are the following:

David Platt, Ph.D., is our Chairman and Chief Executive Officer, a founding stockholder and co-inventor of our patented technology. From 1992 to 2000, he was Chairman and Chief Executive Officer of SafeScience, Inc. (now known as GlycoGenesys, Inc.; Nasdaq SmallCap: GLGS), a biotechnology company involved in research and development of products for treating cancer and immune system diseases. From 1991 to 1992, Dr. Platt was a research scientist with the Department of Internal Medicine at the University of Michigan, Ann Arbor, and from 1988 to 1990 was a research fellow at Wayne State University and the Michigan Cancer Foundation in Detroit (re-named Barbara Ann Karmanos Cancer Institute). Previously, he was a research fellow in the Weizmann Institute of Science, Rehovot, Israel. Dr. Platt received a Ph.D. in Chemical Engineering from Hebrew University in Jerusalem and earned an M.S. and a B.S. degree from Hebrew University. He also earned a Bachelor of Engineering degree from Technion in Haifa, Israel. Dr. Platt has published peer review articles and holds many patents, primarily in the field of carbohydrate chemistry.

Anatole A. Klyosov, Ph.D., D.Sc., is a founding stockholder and, by virtue of being a co-inventor of our patented technology and a consultant to us through his company, MIR International Inc., has the title Chief Scientist. He is Vice President, Research & Development for Kadant Composites, Inc., a subsidiary of Kadant, Inc. (NYSE: KAI), where he has directed since 1996 a laboratory performing work in biochemistry, microbiology, polymer engineering and other fields in the development of composite polymer-based products. From 1990 to 1998 Dr. Klyosov was Visiting Professor of Biochemistry, Center for Biochemical and Biophysical Sciences, Harvard Medical School and from 1981 to 1990 he was Professor and Head of the Carbohydrates Research Laboratory at the A.N. Bach Institute of Biochemistry, USSR Academy of Sciences. Dr. Klyosov was elected as a member of the World Academy of Art and Sciences and is the recipient of several distinguished awards including the USSR National Prize in Science and Technology. He has published more than 230 peer review articles in scientific journals, authored books on enzymes, carbohydrates, and biotechnology, and holds more than 20 patents. He also been a consultant to various organizations including the World Bank and the United Nations Industrial Development Organization and serves on the editorial boards of scientific journals in the field of biochemistry and biotechnology. Dr. Klyosov earned his Ph.D. and D.Sc. degrees in Physical Chemistry, and an M.S. degree in Enzyme Kinetics, from Moscow State University.

Dale H. Conaway, D.V.M., is the Deputy Regional Director (Southern Region) and Chief Veterinary Medical Officer for the Office of Research Oversight, an office within the Veterans Health Administration under the U.S. Department of Veterans Affairs. From 1998 to 2001, he served as Manager of the Equine Drug Testing and Animal Disease Surveillance Laboratories for the Michigan Department of Agriculture. From 1994 to 1998 he was Regulatory Affairs Manager for the Michigan Department of Public Health Vaccine Production Division. Dr. Conaway received a D.V.M. degree from Tuskegee Institute and an M.S. degree in pathology from the College of Veterinary Medicine at Michigan State University. He is also a member of our board of directors.

Eliezer Zomer, Ph.D., is our Vice President, Manufacturing and Product Development. Dr. Zomer was the founder of ALICOM Biological Control where he served from 2000 to 2002, was Vice President of Product Development at SafeScience Inc. (now known as GlycoGenesys, Inc.; Nasdaq SmallCap: GLGS) from 1998 to 2000, and was Vice-President of Research and Development at Charm Sciences, Inc. from 1987 to 1998. He served as Associate Researcher at Harvard Medical School from 1986 to 1994. Dr. Zomer received an M.Sc. degree in industrial microbiology from the University of Tel Aviv and a Ph.D. in biochemistry from the University of Massachusetts and undertook post-doctoral study at the National Institutes of Health.

Edgar Ben-Josef, M.D., is Associate Professor, Department of Radiation Oncology, at the University of Michigan Medical School and previously had been Associate Professor (2000 to 2003) and Assistant Professor (1995 to 2000) in radiation oncology at the Wayne State University School of Medicine. Since 1995, he has served as an attending physician at the Gershenson Radiation Oncology Center, Karmanos Cancer Institute, in Detroit, Michigan. Dr. Ben-Josef received B.Med.Sc. and M.D. degrees from The Hebrew University-Hadassah School of Medicine in Jerusalem, Israel. He is also a member of our board of directors.

Mildred S. Christian, Ph.D., is President and Chief Executive Officer of Argus International, Inc., a provider of consulting services in regulatory affairs, and Chairman and Chief Executive Officer of Argus Health Products, LLC, which develops and internationally distributes preventive and maintenance health care products for health care professionals and the over-the-counter market. Until 2002, she was Executive Director of Research of Argus and Redfield Laboratories, both divisions of Charles River Laboratories. Before founding Argus Research Laboratories in 1979 and Argus International in 1980, Dr. Christian spent 14 years in drug development at McNeil Laboratories, a division of Johnson & Johnson Corporation. She has participated at all levels in the performance, evaluation and submission in over 1,800 pre-clinical studies, from protocol to final report. Dr. Christian is a member of 20 professional organizations, including current service as Councilor of the European Teratology Society and Secretary/Treasurer of the Academy of Toxicological Sciences, and was past president of the Teratology Society, the American College of Toxicology, and the Academy of Toxicological Sciences. She is an honorary member of the Society of Quality Assurance and founding editor of the Journal of Toxicological Sciences. She has edited or contributed to several major textbooks and is the author of over 120 papers and abstracts published in U.S. and international journals. Dr. Christian earned her Ph.D. from Thomas Jefferson University in developmental anatomy and pharmacology. She is also a member of our board of directors.

Henry J. Esber, Ph.D., has been Executive Director of Business Development for Primedica Corporation, a contract research organization, since 1998. From 1995 to 1997, he was Director of Marketing at Genzyme Transgenics Corporation, and previously was Vice President of Marketing at BioDevelopment Laboratories (1993-1995) and TSI Corporation (1992-1993), both of which were acquired by Genzyme Transgenics. He also serves on the Scientific Advisory Boards of several biotechnology companies and is the author of over 100 technical publications. Dr. Esber received a B.S. degree in biology from the College of William and Mary, a M.S. degree in Medical Parasitology–Public Health from the University of North Carolina, and a Ph.D. in Immunology–Microbiology from West Virginia University Medical Center.

Irwin Goldstein, Ph.D., is Emeritus Professor and Interim Chair of the Department of Biological Chemistry at the University of Michigan Medical School, and was Professor from 1972 to 1999. He is the recipient of many professional awards and is the author of over 200 publications. Dr. Goldstein received a B.A. degree in Chemistry from Syracuse University, and a Ph.D. in Biochemistry from the University of Minnesota.

Zbigniew J. Witczak, Ph.D., is Associate Professor at the Nesbitt School of Pharmacy, Wilkes University (Wilkes-Barre, Pennsylvania). From 1991 to 1999 he was Associate Professor in the Department of Pharmaceutical Studies, School of Pharmacy, at the University of Connecticut. Dr. Witczak has extensive industrial and academic experience in carbohydrates. In 2002, he chaired the Division of Carbohydrate Chemistry of the American Chemical Society (ACS) and is the current chair of its awards committee. He has published more than 80 research papers and holds patents in the field of carbohydrate, medicinal and biological chemistry, and serves on the editorial board of numerous journals in carbohydrate chemistry and related fields. In 1997, Dr. Witczak co-edited Carbohydrates in Drug Design, which has since become a leading reference in the field. In 2000, Dr. Witczak was awarded the Melville L. Wolform Award of the ACS for his outstanding research contribution to carbohydrate chemistry. Dr Witczak received a M.S. degree in organic chemistry from the University of Lodz and a Ph.D. in organic chemistry from the Faculty of Pharmacy, Medical University, Lodz, Poland. He worked as a postdoctoral fellow with Professor Roy L. Whistler, a renowned authority in carbohydrate chemistry at Purdue University.

Item 2.    Properties

We entered into a 5-year sublease commencing June 1, 2001 for approximately 2,830 square feet for our executive offices located at 189 Wells Avenue, Suite 200, Newton, Massachusetts 02459. The base rent for the year ended December 31, 2003 was approximately $106,000 and is subject to increase in subsequent years. The sublease is a so-called “triple net” lease, meaning that we must pay our proportionate share of items such as property taxes, insurance and operating costs. Our 2004 budget includes capital expenditures to add offices and upgrade certain equipment. We believe that upon completion our facilities will be suitable and adequate for the foreseeable future.

Item 3.    Legal Proceedings

On May 14, 2003 a former employee, who was our Vice President of Investor Relations and Corporate Strategy, commenced a lawsuit in Massachusetts Superior Court against us and filed a related complainant letter with the Occupational Safety and Health Administration of the U.S. Department of Labor. The Plaintiff asserted claims for wrongful discharge in violation of public policy and of employee protection provided for under the Sarbanes-Oxley Act of 2002, and seeks monetary damages and reinstatement of her position. On August 25, 2003, the Department of Labor reported that its investigator found the Plaintiff’s allegations are without merit and dismissed the complaint. The Plaintiff objected to the findings and requested a hearing by an Administrative Law Judge at the Department. Other than continuation of pre-trial discovery, there have been no material developments. On October 31, 2003, we received an informal inquiry from the Securities and Exchange Commission requesting information related to the foregoing. We timely responded in November and December 2003 and have not received a further communication from the SEC on this matter.

On February 13, 2004, we received an order from the Commonwealth of Massachusetts to provide information concerning our offerings of securities. We timely responded and believe our offerings comply with Massachusetts law. We believe the Massachusetts investigation may be related to the matters disclosed in the preceding paragraph.

Each of the foregoing matters is subject to various uncertainties, and it is possible one or more may be resolved unfavorably. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

On January 29, 2004, Dr. Platt, our Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In its answer GlycoGenesys names us as a counterclaim defendant alleging tortious interference and misappropriation of proprietary rights, and seeks monetary damages and injunctive relief related to our intellectual property. On March 19, 2004, we answered the counterclaim and denied any liability. We and Dr. Platt intend to contest these counterclaims vigorously and believe we will ultimately prevail. However, if we do not prevail, there could be a material adverse impact on our financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Since September 10, 2003, our common stock trades under the symbol “PRW” on the American Stock Exchange. The high and low closing prices for our common stock as reported on the American Stock Exchange, for the periods indicated, were:

	High	Low
Fiscal Year Ended December 31, 2003
September 10, 2003 to September 30, 2003	$6.14	$5.40
Fourth Quarter	$5.29	$3.11

Prior to September 10, 2003, our common stock traded under the symbol “PROH” on the Over-the-Counter Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. The following table sets forth the range of high and low bid prices for our common stock for each fiscal quarter since our stock commenced trading on September 9, 2002. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High Bid Quotation	Low Bid Quotation
Fiscal Year Ended December 31, 2003
First Quarter	$3.14	$2.41
Second Quarter	$4.66	$2.30
July 1, 2003 to September 9, 2003	$4.85	$3.60

Fiscal Year Ended December 31, 2002
September 9, 2002 to September 30, 2002	$4.00	$2.00
Fourth Quarter	$3.34	$2.70

Holders of Common Stock

As of March 23, 2004 there were approximately 398 holders of our common stock.

Use of Proceeds

On December 31, 2003 we filed a registration statement on Form S-3, which became effective on January 26, 2004, to register for re-sale 9,639,742 shares of common stock held by certain stockholders who purchased the shares in certain of our prior private placements. The selling stockholders will receive all proceeds from the sales of such stock. We will not receive any proceeds from such sales.

Dividends

There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of our Board of Directors. Our intention is not to declare cash dividends and retain all cash for our operations.

Item 6.    Selected Consolidated Financial Data

The following table sets forth financial data for the years ended December 31, 2003, 2002, 2001, and for the period from inception (July 10, 2000) to December 31, 2000 and cumulative period since inception (July 10, 2000) through December 31, 2003. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 15 of this Annual Report on Form 10-K.

	Fiscal Year Ended December 31,			Period from Inception (July 10, 2000) to December 31, 2000	Cumulative Period from Inception (July 10, 2000) to December 31, 2003
	2003	2002	2001
Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$1,950,299	$1,483,027	$893,457	$100,250	$4,427,033
General and administrative	2,987,867	1,804,192	1,288,634	66,700	6,147,393

Operating loss	(4,938,166)	(3,287,219)	(2,182,091)	(166,950)	(10,574,426)
Interest and other income	68,925	24,258	24,917	261	118,361
Interest and other expenses (1)	(3,880)	(415,416)	(1,813,099)	(17,893)	(2,250,288)

Net loss	$(4,873,121)	$(3,678,377)	$(3,970,273)	$(184,582)	$(12,706,353)

Net loss per share—basic and diluted	$(0.23)	$(0.22)	$(0.29)	$(0.01)

Weighted average shares outstanding—basic and diluted (2)	21,360,572	16,374,524	13,601,795	12,354,670

	As of December 31,
	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Working capital	$7,318,338	$1,327,173	$1,021,239	$23,133
Total assets	8,001,975	2,283,167	1,766,547	227,940
Convertible notes payable (3)	—	—	195,000	79,245
Stockholders’ equity	7,624,066	1,616,374	1,215,845	46,328

Notes:

(1)	Interest expense in 2001 includes $1,241,357 relating to a beneficial conversion feature and $503,019 relating to the fair value of certain warrants issued to induce the conversion of the notes prior to maturity.
(2)	Basic and diluted net loss per share is the same for each reporting period as the anti-dilutive shares were not included in the per-share calculations.
(3)	Net of discount of $205,255 at December 31, 2000.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a development-stage company engaged in research and development of drug technologies to enable targeted delivery of chemotherapy drugs. We intend initially to “reformulate” existing widely used chemotherapies with our proprietary carbohydrate compounds. We believe our technology may increase the body’s tolerance to these toxic drugs by targeting the delivery directly to cancerous cells and increase the efficacy, thereby creating a preferable treatment to existing first line oncology regimens. Our goal is to develop and commercialize a new generation of reformulated drugs enabling targeted delivery. For additional information, please see “Item 1. Business — Business of Pro-Pharmaceuticals”.

All of our drug candidates are currently in preclinical and clinical development. To commercialize our drug candidates, we will be required to successfully complete preclinical studies and clinical trials to obtain regulatory approvals. We do not expect to file a New Drug Application (“NDA”) for a drug candidate before 2006 even if development of our drug candidates continues successfully. Any delay in obtaining or failure to obtain required approvals will materially adversely affect our ability to generate revenues from commercial sales relating to our drug candidates. We expect our sources of funding for the next several years to come from finance transactions.

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of $12,706,353 for the cumulative period from inception (July 10, 2000) through December 31, 2003. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

We have raised $17,131,735 in capital principally through the issuance of convertible notes, the sale of common stock through a public offering and the sale of common stock and warrants through private placements. From inception (July 10, 2000) through December 31, 2003, we used cash of $9,023,156 for our operations. At December 31, 2003, we had $7,607,818 of cash and cash equivalents available to fund future operations, which our management believes is sufficient to fund our operations through at least April 30, 2005.

Because we lack revenue and must continue our research and development, we must continually identify new sources of capital and complete financing transactions in order to continue our business. We must continually monitor the monthly “burn rate” of our capital resources.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K, and in Part IV, Item 15 “Exhibits, Financial Statement Schedules and Reports on Form 8-K”. Certain of our accounting policies, however, are critical to the portrayal of our financial position and results of operations and require the application of significant judgment by our management, which subjects them to an inherent degree of uncertainty. In applying our accounting policies, our management uses its best judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information available from other outside sources, and on various other factors that we believe to be appropriate under the circumstances. We believe that the critical accounting policies discussed below involve more complex management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

Stock-Based Compensation.    We account for stock-based compensation to employees and non-employee directors in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock

Issued to Employees”, and related interpretations. Under APB No. 25, no compensation expense is recorded for stock options and restricted stock awards granted at fair market value with fixed terms. We account for stock or other equity-based compensation to non-employees utilizing the fair value method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, and the Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, and the related interpretations. Under the fair value method, compensation is recorded at the fair value of the consideration received or the fair value of the equity instrument until the final measurement date, which is the earlier of performance completion or vesting. Fluctuations in the quoted market price of the Company’s stock covered by the unvested equity instrument are reflected as adjustments to deferred compensation and compensation expense over the related service period.

We determine the fair value of the equity instrument by using the Black-Scholes option-pricing model, which requires us to make certain assumptions. Some of the assumptions, such as the risk-free interest rate, come from published sources. Other assumptions, such as the expected life of the equity instrument or the expected volatility of the Company’s stock, are subjective and may differ from period to period. Accordingly, changes in the value of the Company’s stock or changes in the assumptions used to calculate the fair value of the equity instruments, such as the expected life of the options, could have a significant effect on our results of operations in any period.

We consider equity compensation to be an important component in attracting and retaining key employees. During 2003 we awarded approximately 1,647,250 stock options to employees and non-employee members of our Board of Directors. Because the exercise price of the options granted equal the fair market value of a share of our common stock on the date of grant and the options have fixed terms, we recorded no stock compensation expense on these awards. If we had used the fair value method provided for under SFAS No. 123 our reported net loss of $4,873,121 would have increased by $2,824,135 to $7,697,256 in 2003.

Accrued Expenses.    As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include contract service fees, such as amounts paid to clinical research organizations (CRO) and investigators in conjunction with pre-clinical and clinical trials, and professional service fees, such as attorneys and accountants. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or costs of such services, our reported expenses for a reporting period could be understated or overstated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services are often subject to our judgment. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the United States.

Income Taxes.    We determine if our deferred tax assets and liabilities are realizable on an ongoing basis by assessing our valuation allowance and by adjusting the amount of such allowance, as necessary. In the determination of the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives. Should we determine that it is more likely than not that we will realize certain of our deferred tax assets for which we previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that adequate consideration has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the results of our operations.

Results of Operations

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

Research and Development Expenses.    Research and development expenses were $1,950,299 in 2003, or 32% higher than the $1,483,027 incurred in 2002. Research and development expenses primarily represent costs of outside laboratories, clinical research organizations, data management services, medical consultants, drug manufacturing for clinical trials and salaries and other personnel-related expenses, including stock compensation. The increase reflects the costs to initiate and conduct the Phase I clinical trial of DAVANAT®-1, which began in February 2003. We expect the Phase I trial to be completed in 2004. In 2004, we began a concurrent Phase II clinical trial of DAVANAT®-1. We are continuing to develop our pipeline of additional drug candidates. Accordingly, we expect that our research and development costs will continue to increase in 2004 and thereafter and could comprise a higher percentage of our annual expenditures.

General and Administrative Expenses.    General and administrative expenses were $2,987,867 in 2003, or 66% higher than the $1,804,192 incurred in 2002. General and administrative expenses primarily represent salaries and other personnel-related expenses, including stock compensation, legal and accounting fees, consultants, corporate governance, insurance, rent, depreciation and other office costs. The increase in costs in 2003 was primarily due to the significant expansion of our business development activities and to costs associated with further strengthening our finance functions, including the addition of a financial expert on the Audit Committee of our Board of Directors and a Chief Financial Officer. Approximately $378,385 of the increase in costs was due to stock-based compensation charges, primarily relating to options granted to consultants serving in business development capacities and our former Chief Financial Officer who resigned in October 2003. We have since secured the services of a new Chief Financial Officer on a consulting basis.

Interest and Other Income.    Interest and other income was $68,925 in 2003 compared to $24,258 in 2002 and primarily consists of interest income on short-term investments. The increase in interest income is due to higher average cash balances as we raised approximately $9,959,442 in new financing in 2003 compared to $3,636,941 in 2002. Average interest rates in 2003 were approximately 10 basis points below the average interest rates in 2002.

Interest Expense.    Interest expense was $3,880 in 2003 compared to $415,416 in 2002. The decrease in interest expense in 2003 is due to the lower debt balances as the convertible notes payable were converted into common stock or repaid in 2002 and 2001. Approximately $406,612 of the interest expense in 2002 represented the fair value of warrants issued to placement agents in connection with the 2001 debt offering and the fair value of shares of common stock issued to the holders of $195,000 of convertible notes as consideration for our extension of the maturity date beyond December 31, 2001.

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

Research and Development Expenses.    Research and development expenses were $1,483,027 in 2002, or 66% higher than the $893,457 incurred in 2001. The increase reflects the costs associated with hiring a Vice President – Product Development and Manufacturing, filing our Investigational New Drug (IND) application for DAVANAT® with the Food and Drug Administration, obtaining IND status for DAVANAT® in July 2002 and scaling-up manufacturing of the drug compound for purposes of the Phase I clinical trials. The costs in 2001 represent expenses incurred to conduct the required animal studies prior to filing the IND application.

General and Administrative Expenses.    General and administrative expenses were $1,804,192 in 2002, or 40% higher than the $1,288,634 incurred in 2001. The increase was due primarily to the full year impact of a new office lease and related facility costs, several new employees, and the added costs associated with being a public company, including the purchase of directors’ and officers’ liability insurance.

Interest and Other Income.    Interest and other income was $24,258 in 2002 as compared to $24,917 in 2001. Higher average cash balances in 2002 were offset by significantly lower yields as average interest rates were approximately 30 basis points below the average interest rates in 2001.

Interest Expense.    Interest expense was $415,416 in 2002 compared to $1,813,099 in 2001. As described above, interest expense in 2002 included approximately $406,612 representing the fair value of warrants issued to placement agents in connection with the 2001 debt offering and the fair value of common stock issued to certain note holders to extend the maturity date beyond December 31, 2001. Interest expense in 2001 included $1,241,357 for amortization of the debt discount on the convertible notes payable and $503,019 representing the fair value of warrants issued in August 2001 to induce the holders to convert their notes to common stock prior to maturity. The balance of the reduction in interest expense in 2002 was primarily due to lower average debt balances as the holders of $1,125,602 of such notes converted to common stock in August 2001.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations primarily through private placements of convertible debt, shares of common stock and warrants, and a public offering of shares of common stock. To date, we have raised a total of $17,131,735 from these offerings and have $7,607,818 of cash available at December 31, 2003.

Net cash used in operations increased to $4,152,157 in 2003, from $2,982,602 and $1,799,309 in 2002 and 2001, respectively. The increased use of cash in operations is primarily related to clinical research and data management costs incurred in connection with our Phase I clinical trial of DAVANAT®-1, expansion of our business development activities and added costs associated with being a public company. In 2001, we initiated preclinical studies of DAVANAT®-1. In 2002, we completed the animal studies and filed an IND application, which was approved in June 2002. In February 2003, we began our Phase I clinical trials and expect to complete those trials in 2004. In January 2004, we initiated a concurrent Phase II clinical trial of DAVANAT®-1. Accordingly, we expect our research and development costs to continue to increase in 2004.

Net cash used in investing activities was $105,700 in 2003, $138,278 in 2002 and $171,116 in 2001. The investing activities primarily consist of fixed assets purchases and patent costs. Fixed asset purchases were higher in 2001 and 2002 as we added staff and relocated to new offices. Expenditures in 2004 are expected to approximate $75,000 as we build out the remaining work areas in the office. Patent costs increased in 2003 due to the continued development of our drug pipeline.

Net cash provided by financing activities was $9,944,442 in 2003, $3,550,941 in 2002 and $3,256,852 in 2001. Net cash provided by financing activities in 2003 resulted from the sale of common stock and warrants in three private placements with net proceeds of $9,944,442. In 2002, the net cash provided by financing activities resulted from one private placement and one public offering of common stock with net proceeds totaling $3,636,941. The net cash provided from financing activities in 2001 included $2,220,750 in net proceeds from the sale of common stock and warrants, and $1,036,102 from the sale of convertible notes. Except for $86,000 of notes repaid in 2002, all convertible notes were converted into common stock and warrants in 2001 and 2002.

We believe that our cash on hand of $7,607,818 at December 31, 2003 will be sufficient to enable us to meet our financing and operating obligations through at least April 30, 2005. We will require more cash to fund our operations over the long-term and believe that we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$262,000	$107,000	$155,000	$—	$—

In connection with the operating lease for our office space in Newton, Massachusetts included in the table above, a commercial bank has issued a letter of credit collateralized by cash we had on deposit with that bank. As of December 31, 2003, we held $21,933 of restricted cash. The letter of credit expires on May 31, 2004, and we expect to renew the letter of credit for an additional 12 months prior to its expiration.

In addition to the contractual obligations described above, we have entered into contracts with a clinical research organization and a data management company in connection with our Phase I clinical trial of DAVANAT®-1. Our expenditure commitments under the two contracts represent 5% and 15% of the contracted budgetary amounts respectively. Although the two contracts are cancelable upon 30 days’ notice, we intend to continue the services through completion of the Phase I clinical trials in 2004. Our remaining obligation under the two contracts at December 31, 2003 is approximately $250,000.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information before deciding to invest in our common stock. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently consider immaterial may also adversely affect our business. We have attempted to identify below the major factors that could cause differences between actual and planned or expected results, but we cannot assure you that we have identified all of those factors.

If any of the following risks actually happen, our business, financial condition and operating results could be materially adversely affected. In this case, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Pro-Pharmaceuticals

We Are At An Early Stage Of Development With Limited Operating History.    We are a development-stage company with a limited operating history, and we have not generated any revenues to date. We have no therapeutic products available for sale, and none are expected to be commercially available for several years, if at all. We may never generate revenue or become profitable, even if we are able to commercialize any products.

We Have Incurred Net Losses To Date And Depend On Outside Capital.    Our accumulated deficit as of December 31, 2003 was $12,706,353, which includes approximately $2,427,000 various non-cash charges related to certain equity transactions. We will need to continue to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial operating losses for the next several years. Accordingly, we will not be generating sales or other revenue and will remain dependent on outside sources of financing during that time. If we are unable to raise funds from outside sources for our continuing operations, we may be adversely affected.

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

Based on $7,607,818 of available cash and cash equivalents as of December 31, 2003, we believe that we have sufficient capital to fund our operations through at least April 30, 2005.

Our Product Candidates Will Be Based On Novel Unproven Technologies.    Our product candidates will be based upon novel unproven technologies using proprietary carbohydrate compounds in “reformulations” of drugs currently used in the treatment of cancer and other diseases. Carbohydrates are difficult to synthesize, and we may not be able to synthesize carbohydrates that would be usable as delivery vehicles for the anti-cancer drugs we plan to work with.

We Have Only Recently Begun Clinical Trials And Results Are Uncertain.    We have one product candidate in human clinical trials. Pre-clinical results in animal studies are not necessarily predictive of outcomes in human clinical trials. Clinical trials are expensive, time-consuming and may not be successful. They involve the testing of potential therapeutic agents, or effective treatments, in humans, typically in three phases, to determine the safety and efficacy of the product candidates necessary for an approved drug. Many products in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our products progress successfully through initial human testing, they may fail in later stages of development. We will be dependent on others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. These trials may not start or be completed as we forecast, or may be unsuccessful.

Our Product Candidates May Not Be Successfully Commercialized.    Even if our product candidates are successful in clinical trials, they may not be successfully commercialized. Potential products may fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to produce, fail to achieve market acceptance, or be precluded from commercialization by proprietary rights of third parties.

Our Lack Of Operating Experience May Cause Us Difficulty In Managing Our Growth.    We have no direct experience in manufacturing or procuring products in commercial quantities, conducting other later-stage phases of the regulatory approval process, selling pharmaceutical products, or negotiating, establishing and maintaining strategic relationships. Any growth of our company will require us to expand our management and our operational and financial systems and controls. If we are unable to do so, our business and financial condition would be materially harmed. If rapid growth occurs, it may strain our operational, managerial and financial resources.

We Will Depend On Third Parties To Manufacture And Market Our Products.    We do not have, and do not now intend to develop, facilities for the manufacture of any of our products for clinical or commercial production. Accordingly, we will need to develop relationships with manufacturers and enter into collaborative arrangements with licensees or have others manufacture our products on a contract basis. We expect to depend on such collaborators to supply us with products manufactured in compliance with standards imposed by the FDA and foreign regulators.

In addition, we have no direct experience in marketing, sales or distribution, and we do not intend to develop a sales and marketing infrastructure to commercialize our pharmaceutical products. If we develop commercial products, we will need to rely on licensees, collaborators, joint venture partners or independent distributors to market and sell those products.

We Depend On Key Individuals To Develop Our Products And Pursue Collaborations.    We are highly dependent on Dr. David Platt, President and Chief Executive Officer; Dr. Anatole Klyosov, a member of our Scientific Advisory Board and a consultant; and Dr. Eliezer Zomer, Vice President, Manufacturing and Product Development. The loss of any of these persons, or failure to attract or retain other key personnel, could prevent us from pursuing collaborations or developing our products and core technologies.

We Have Been Named a Counterclaim Defendant in a Lawsuit Instituted by Dr. Platt.    Dr. Platt filed a lawsuit in Massachusetts in January 2004 against GlycoGenesys, Inc. for claims including breach of contract. In its answer GlycoGenesys names us as a counterclaim defendant alleging tortious interference and misappropriation of proprietary rights, and seeks monetary damages and injunctive relief related to our intellectual property. On March 19, 2004, we answered the counterclaim and denied any liability. We and Dr. Platt intend to contest these counterclaims vigorously. If we do not prevail there could be a material adverse impact on our financial position, results of operations or cash flows.

Risks Related to the Drug Development Industry

We Will Need Regulatory Approvals To Commercialize Our Products.    We currently do not have products approved for sale in the U.S. or any foreign market. We are required to obtain approval from the FDA in order to sell our products in the U.S. and from foreign regulatory authorities in order to sell our products in other countries. The FDA’s review and approval process is lengthy, expensive and uncertain. Extensive pre-clinical and clinical data and supporting information must be submitted to the FDA for each indication for each product candidate in order to secure FDA approval. The FDA could reject an application or require us to conduct additional clinical or other studies as part of the regulatory review process. Delays in obtaining or failure to obtain FDA approvals would prevent or delay the commercialization of our products, which would prevent, defer or decrease our receipt of revenues. If we receive initial regulatory approval, our product candidates will be subject to extensive and rigorous ongoing domestic and foreign government regulation.

Our Competitive Position Depends On Protection Of Our Intellectual Property.    Development and protection of our intellectual property are critical to our business. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies. Our success depends in part on our ability to obtain patent protection for our products or processes in the United States and other countries, protect trade secrets, and prevent others from infringing on our proprietary rights.

Since patent applications in the United States are maintained in secrecy for at least portions of their pendency periods (published on U.S. patent issuance or, if earlier, 18 months from earliest filing date for most applications) and since other publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we are the first to make the inventions to be covered by our patent applications. The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents.

We cannot assure you that all of our patent applications will issue as patents or that the claims of any issued patents will afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated or circumvented. Patent litigation is widespread in the biotechnology industry and could harm our business. Litigation might be necessary to protect our patent position or to determine the scope and validity of third-party proprietary rights, and we may not have the required resources to pursue such litigation or to protect our patent rights.

Although we require our scientific and technical employees and consultants to enter into broad assignment of inventions agreements, and all of our employees, consultants and corporate partners with access to proprietary information to enter into confidentiality agreements, these agreements may not be honored.

We have recently been named as a counterclaim defendant in a lawsuit instituted by Dr. Platt. See “Risks Related to Pro-Pharmaceuticals” above.

Our Products Could Infringe The Intellectual Property Rights Of Others.    We cannot assure that products based on our patents or intellectual property that we license from others will not be challenged by a third party claiming infringement of its proprietary rights. If we were not able to successfully defend our patents or licensed rights, we may have to pay substantial damages, possibly including treble damages, for past infringement.

We Face Intense Competition In The Biotechnology And Pharmaceutical Industries.    The biotechnology and pharmaceutical industries are intensely competitive. We face direct competition from U.S. and foreign companies focusing on drug delivery technologies which are rapidly evolving. Our competitors include major, multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors have greater financial and other resources, larger research and development staffs and more effective marketing and manufacturing organizations, than we do. In addition, academic and government institutions are increasingly likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products based on technology developed at such institutions. Our competitors may succeed in developing or licensing technologies and products that are more effective or less costly than ours, or succeed in obtaining FDA or other regulatory approvals for product candidates before we do.

Health Care Cost Containment Initiatives and The Growth Of Managed Care May Limit Our Returns.    Our ability to commercialize our products successfully will be affected by the ongoing efforts of governmental and third-party payors to contain the cost of health care. These entities are challenging prices of health care products and services, denying or limiting coverage and reimbursement amounts for new therapeutic products, and for FDA-approved products considered experimental or investigational, or which are used for disease indications without FDA marketing approval.

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

Our Insurance Coverage May Not Be Adequate In All Circumstances.    In the future, we may, in the ordinary course of business, be subject to claims by, and liability to, persons alleging injury as a result of taking products we have under development. If we are successful in having products approved by the FDA, the sale of such products would expose us to additional potential product liability and other claims resulting from their use. This liability may result from claims made directly by consumers or by pharmaceutical companies or others selling such products. Although we currently have insurance coverage for both product liability and professional liability, it is possible that we will not be able to maintain such insurance on acceptable terms. Any inability to maintain insurance coverage on acceptable terms could prevent or limit the commercialization of any products we develop.

Risks Related to Our Stock

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

Large Sales Could Reduce The Trading Price Of Our Common Stock.    We listed our common stock on the American Stock Exchange in September 2003, prior to which our stock traded on the OTC Bulletin Board. Accordingly, there is a limited history of trading of our stock on a national exchange and, based on varying trading volume to date, our stock could be considered “thinly traded.” In the last six months of 2003 we undertook the registration on behalf of certain of our stockholders a total of 11,358,835 shares of our common stock and 832,635 shares of stock issuable upon exercise of immediately-exercisable warrants. In general, shares of registered common stock may be re-sold into the public markets without volume or other restrictions. Large sales of our registered shares could place substantial downward pressure on the trading price of our common stock, particularly if the amount sold significantly exceeds the then-current trading volume of our stock.

Four Principal Stockholders Own Enough Shares To Control The Company.    Four of our principal stockholders, David Platt, James Czirr, Offer Binder and Anatole Klyosov own or control approximately 47% of the outstanding shares of our common stock, and Dr. Platt and Mr. Czirr together own approximately 37%. Some or all of these stockholders, acting in concert, may be able to substantially influence the election of the Board of Directors and other corporate actions requiring stockholder approval, such as recapitalization or other fundamental corporate action, as well as the direction and policies of our company. Such concentration of ownership also could have the effect of delaying, deterring or preventing a change in control of the company that might otherwise be beneficial to stockholders.

Changes In Laws, Regulations And Financial Accounting Standards May Affect Our Reported Results Of Operations.    The Sarbanes-Oxley Act of 2002 and related regulations may result in changes in accounting standards or accepted practices within our industry and could add significant new costs to being a public company. New laws, regulations and accounting standards, as well as potential changes to currently accepted accounting practices, including the expensing of stock options, could adversely affect our reported financial results and negatively affect our stock price. Additional unanticipated expenses incurred to comply with new requirements could also negatively impact our results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. We do not have any interest-bearing debt, foreign currency or other derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

In accordance with Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a - 15(e) and 15d - 15(e), we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting, and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item will be contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting of Stockholders to be held on May 25, 2004 (the “2004 Proxy Statement”) under the captions “Election of Directors”, “Board of Directors Meetings and Committees of the Board”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all our directors, officers and employees. This code is publicly available on our website at www.pro-pharmaceuticals.com. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC and American Stock Exchange rules will be disclosed on our website.

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference from the information under the caption “Executive Compensation” contained in our 2004 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the caption “Ownership of Pro-Pharmaceuticals, Inc. Common Stock” contained in our 2004 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in our 2004 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the captions “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, “All Other Fees” and “Pre-Approval Policies and Procedures” contained in our 2004 Proxy Statement.

Part IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Consolidated Financial Statements

The Consolidated Financial Statements are filed as part of this report.

2.	Consolidated Financial Statement Schedules

All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

Exhibit Number		Description of Document	Note Reference

3.1		Articles of Incorporation of the Registrant, dated January 26, 2001	1

3.2		Amended and Restated By-laws of the Registrant	2

10.1		Assignment and Assumption Agreement, dated April 23, 2001, by and between Developed Technology Resource, Inc. and DTR-Med Pharma Corp.	1

10.2		Stock Exchange Agreement, dated April 25, 2001, by and among Developed Technology Resource, Inc., DTR-Med Pharma Corp., Pro-Pharmaceuticals, Inc. (Massachusetts) and the Shareholders (as defined therein)	1

10.3		Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan	2

10.4		Consulting Agreement, dated as of March 14, 2002, as amended November 14, 2002, by and between Pro-Pharmaceuticals, Inc. and Burton Firtel	4

10.5		Consulting Agreement, dated as of January 16, 2003, by and between Pro-Pharmaceuticals, Inc. and David H. Smith	4

10.6		Employment Agreement, dated effective as of April 1, 2003, by and between Pro-Pharmaceuticals, Inc. and David A. Christopher (Agreement Terminated)	5

10.7		Securities Purchase Agreement, dated October 2, 2003, by and among Pro-Pharmaceuticals, Inc. and the Purchasers named therein	6

10.8		Registration Rights Agreement, dated October 2, 2003, by and among Pro-Pharmaceuticals, Inc. and the Purchasers named therein	6

10.9		Form of Common Stock Purchase Warrant issued to Rodman & Renshaw, Inc.	6

10.10		Form of Common Stock Purchase Warrant issued to the Purchasers under the Securities Purchase Agreement	6

10.11		Pro-Pharmaceuticals, Inc. 2003 Non-employee Director Stock Incentive Plan	7

10.12	*	Consulting Agreement, dated as of November 12, 2003, by and between Pro-Pharmaceuticals, Inc. and Charles F. Harney

10.13	*	Employment Agreement, dated effective as of January 2, 2004, by and between Pro-Pharmaceuticals, Inc. and David Platt

16.1		Letter from Scillia Dowling & Natarelli LLC to the Commission, dated February 25, 2002, concerning change in certifying accountant	3

16.2		Letter from Scillia Dowling & Natarelli LLC to the Commission, dated March 7, 2002, concerning change in certifying accountant	3

Exhibit Number		Description of Document	Note Reference

21.1	*	Subsidiaries of the Registrant

23.1	*	Independent Auditors’ Consent of Deloitte & Touche LLP

31.1	*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
1	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.
2	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2001, as filed with the Commission on November 14, 2001.
3	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as filed with the Commission on March 8, 2002.
4	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Commission on March 31, 2003.
5	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2003, as filed with the Commission on August 14, 2003.
6	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as filed with the Commission on October 10, 2003 for the period October 2, 2003.
7	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, as filed with the Commission on October 22, 2003.

(b)	Reports on Form 8-K

On October 6, 2003, we filed a Current Report on Form 8-K under Item 5 to report the completion of a private placement of 1,314,571 shares of common stock and 723,022 common stock warrants.

On November 14, 2003, we filed a Current Report on Form 8-K under Items 5 and 7 to report the issuance to the Company of two U.S patents by the U.S. Patent and Trademark Office.

On February 25, 2004, we filed a Current Report on Form 8-K under Item 5 which contained an exhibit of our press release dated such date in which we disclosed the counterclaim against us initiated by GlycoGenesys, Inc. and Dr. Platt’s notice of intent to terminate his license with such company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

PRO-PHARMACEUTICALS, INC.

By	/s/ DAVID PLATT
Name: David Platt, Ph.D. Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID PLATT David Platt, Ph.D.	President, Chief Executive Officer and Director	March 30, 2004

/s/ CHARLES F. HARNEY Charles F. Harney	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ EDGAR BEN-JOSEF Edgar Ben-Josef, M.D.	Director	March 30, 2004

/s/ MILDRED S. CHRISTIAN Mildred S. Christian, Ph.D.	Director	March 30, 2004

/s/ DALE H. CONAWAY Dale H. Conaway, D.V.M.	Director	March 30, 2004

/s/ BURTON C. FIRTEL Burton C. Firtel	Director	March 30, 2004

/s/ STEVEN PRELACK Steven Prelack	Director	March 30, 2004

/s/ JERALD K. ROME Jerald K. Rome	Director	March 30, 2004

/s/ DAVID H. SMITH David H. Smith	Director	March 30, 2004

Index to Consolidated Financial Statements

Page
1.	Independent Auditors’ Report	F-1

2.	Consolidated Balance Sheets as of December 31, 2003 and 2002	F-2

3.	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003, and for the cumulative period from inception (July 10, 2000) to December 31, 2003	F-3

4.	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2003, and for the cumulative period from inception (July 10, 2000) to December 31, 2003	F-4

5.	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003, and for the cumulative period from inception (July 10, 2000) to December 31, 2003	F-6

6.	Notes to Consolidated Financial Statements	F-7

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Pro-Pharmaceuticals, Inc., Newton, MA

We have audited the accompanying consolidated balance sheets of Pro-Pharmaceuticals, Inc. (a development stage company) (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003, and for the period from inception (July 10, 2000) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, and for the period from inception (July 10, 2000) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 30, 2004

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,607,818	$1,921,233
Prepaid expenses and other current assets	88,429	72,733

Total current assets	7,696,247	1,993,966

PROPERTY AND EQUIPMENT—NET	143,933	177,160
INTANGIBLE ASSETS—NET	134,844	85,090
DEPOSITS AND OTHER ASSETS	26,951	26,951

TOTAL ASSETS	$8,001,975	$2,283,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$143,749	$279,686
Accounts payable—related party	22,306	23,213
Accrued expenses—related party	—	122,046
Other accrued expenses	211,854	67,598
Offering costs payable	—	174,250

Total current liabilities	377,909	666,793

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,000,000 undesignated shares; 24,079,300 and 19,034,647 shares of common stock issued and outstanding at December 31, 2003 and 2002, respectively	24,079	19,034
Additional paid-in capital	20,376,051	9,635,531
Stock subscriptions receivable	—	(150,000)
Deferred compensation	(69,711)	(54,959)
Deficit accumulated during the development stage	(12,706,353)	(7,833,232)

Total stockholders’ equity	7,624,066	1,616,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,001,975	$2,283,167

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO DECEMBER 31, 2003

	Years Ended December 31,			Cumulative Period from Inception (July 10, 2000) to December 31, 2003
	2003	2002	2001
OPERATING EXPENSES: (a)
Research and development	$1,950,299	$1,483,027	$893,457	$4,427,033
General and administrative	2,987,867	1,804,192	1,288,634	6,147,393

Total operating expenses	(4,938,166)	(3,287,219)	(2,182,091)	(10,574,426)

INTEREST AND OTHER INCOME	68,925	24,258	24,917	118,361

INTEREST AND OTHER EXPENSES:
Amortization of debt discount on convertible notes	—	—	1,241,357	1,258,012
Debt conversion expense	—	—	503,019	503,019
Interest expense on convertible notes	—	415,416	68,723	485,377
Other interest expense	3,880	—	—	3,880

Total interest and other expenses	(3,880)	(415,416)	(1,813,099)	(2,250,288)

NET LOSS	$(4,873,121)	$(3,678,377)	$(3,970,273)	$(12,706,353)

NET LOSS PER SHARE—BASIC AND DILUTED	$(0.23)	$(0.22)	$(0.29)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	21,360,572	16,374,524	13,601,795

(a) The following summarizes the allocation of the stock-based compensation charge:
Research and development	$135,152	$—	$—	$135,152
General and administrative	483,714	105,329	147,317	736,360

Total	$618,866	$105,329	$147,317	$871,512

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO DECEMBER 31, 2003

	Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Deferred Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Number of Shares	$0.001 Par Value
Issuance of founders shares	12,354,670	$12,355	$(3,355)	$—	$—	$—	$9,000
Beneficial conversion feature and rights to common stock embedded in convertible note	—	—	221,910	—	—	—	221,910
Net loss	—	—	—	—	—	(184,582)	(184,582)

BALANCE, DECEMBER 31, 2000	12,354,670	12,355	218,555	—	—	(184,582)	46,328

Issuance of common stock and beneficial conversion feature related to convertible note	660,321	660	1,035,442	—	—	—	1,036,102
Issuance of common stock in connection with reverse merger of Pro-Pharmaceuticals-NV	1,221,890	1,222	105,778	—	—	—	107,000
Conversion of notes payable and accrued interest to common stock	598,229	598	1,125,004	—	—	—	1,125,602
Issuance of warrants to induce conversion of notes payable	—	—	503,019	—	—	—	503,019
Issuance of common stock and warrants (net of issuance costs of $16,750)	689,300	689	2,220,061	—	—	—	2,220,750
Deferred compensation relating to issuance of stock options	—	—	238,892	—	(238,892)	—	—
Amortization of deferred compensation	—	—	—	—	147,317	—	147,317
Net loss	—	—	—	—	—	(3,970,273)	(3,970,273)

BALANCE, DECEMBER 31, 2001	15,524,410	15,524	5,446,751	—	(91,575)	(4,154,855)	1,215,845

Issuance of common stock (net of issuance costs of $49,208)	185,999	186	601,603	—	—	—	601,789
Issuance of common stock related to 2002 private placement (net of issuance costs of $212,458)	3,223,360	3,223	3,007,679	(150,000)	—	—	2,860,902
Conversion of notes payable and accrued interest to common stock	100,878	101	274,798	—	—	—	274,899
Stock compensation expense related to issuance of options to consultant	—	—	41,056	—	—	—	41,056
Issuance of warrants to purchase common stock in consideration for placement of convertible notes payable	—	—	235,987	—	—	—	235,987
Deferred compensation relating to issuance of stock options	—	—	10,901	—	(10,901)	—	—
Amortization of deferred compensation	—	—	—	—	47,517	—	47,517
Stock compensation expense related to fair market revaluation	—	—	16,756	—	—	—	16,756
Net loss	—	—	—	—	—	(3,678,377)	(3,678,377)

(Continued)

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO DECEMBER 31, 2003

	Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Deferred Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Number of Shares	$0.001 Par Value
BALANCE, DECEMBER 31, 2002	19,034,647	19,034	9,635,531	(150,000)	(54,959)	(7,833,232)	1,616,374

Issuance of common stock to investors in 2002 Private Placement (net of issuance costs of $17,500)	1,088,000	1,088	1,069,412	—	—	—	1,070,500
Issuance of common stock to consultants for services related to 2002 Private Placement	12,250	12	12,238	—	—	—	12,250
Receipt of subscription receivable	—	—	—	150,000	—	—	150,000
Conversion of accrued expenses to common stock and options	201,704	202	302,304	—	—	—	302,506
Issuance of common stock to investors in 2003 private placements (net of issuance costs of $688,309)	3,719,070	3,719	7,028,726	—	—	—	7,032,445
Fair value of common stock warrants issued to investors in 2003 private placements	—	—	1,242,270	—	—	—	1,242,270
Fair value of common stock warrants issued to placement agents in 2003 private placements	—	—	451,977	—	—	—	451,977
Stock compensation expense related to issuance of common stock and options	7,000	7	148,739	—	—	—	148,746
Issuance of common stock options in consideration for investor relations services	—	—	29,280	—	—	—	29,280
Stock compensation expense related to accelerated option vesting	—	—	40,000	—	—	—	40,000
Cashless exercise of employee stock options	16,629	17	73,983	—			74,000
Deferred compensation relating to issuance of stock options	—	—	204,731	—	(204,731)	—	—
Amortization of deferred compensation	—	—	—	—	326,839	—	326,839
Deferred compensation expense related to fair market revaluation	—	—	136,860	—	(136,860)	—	—
Net loss	—	—	—	—	—	(4,873,121)	(4,873,121)

BALANCE, DECEMBER 31, 2003	24,079,300	$24,079	$20,376,051	$—	$(69,711)	$(12,706,353)	$7,624,066

(Concluded)

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO DECEMBER 31, 2003

	Years Ended December 31,			Cumulative Period from Inception (July 10, 2000) to December 31, 2003
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,873,121)	$(3,678,377)	$(3,970,273)	$(12,706,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89,173	43,683	12,156	145,012
Stock-based compensation expense	618,866	105,329	147,317	871,512
Amortization of deferred extension costs through interest expense	—	167,497	—	167,497
Settlement of accrued interest through issuance of common stock	—	10,274	—	10,274
Amortization of debt discount on convertible notes	—		1,241,357	1,258,012
Writeoff of intangible assets	—	—	107,000	107,000
Debt conversion expense	—	—	503,019	503,019
Interest expense related to issuance of warrants to purchase common stock	—	235,987	—	235,987
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(15,696)	11,164	(80,769)	(85,301)
Deposits and other assets	—	—	(12,451)	(26,951)
Accounts payable and accrued expenses	28,621	121,841	253,335	497,136

Net cash used in operating activities	(4,152,157)	(2,982,602)	(1,799,309)	(9,023,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(39,360)	(109,303)	(123,696)	(272,359)
Increase in patents costs and other assets	(66,340)	(28,975)	(47,420)	(151,430)

Net cash used in investing activities	(105,700)	(138,278)	(171,116)	(423,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	9,944,442	3,636,941	2,220,750	15,811,133
Net proceeds from issuance of convertible notes payable		—	1,036,102	1,320,602
Repayment of convertible notes payable	—	(86,000)	—	(86,000)
Proceeds from shareholder advances	—	—	—	9,028

Net cash provided by financing activities	9,944,442	3,550,941	3,256,852	17,054,763

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,686,585	430,061	1,286,427	7,607,818
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,921,233	1,491,172	204,745	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,607,818	$1,921,233	$1,491,172	$7,607,818

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$490	$17,051	$—	$18,779

NONCASH FINANCING ACTIVITIES
Issuance of warrants in connection with equity offerings	1,503,259	235,987	866,328	2,605,574

Conversion of accrued expenses into common stock	302,506	—	—	302,506

Cashless exercise of employee stock options	74,000	—	—	74,000

Conversion of convertible notes and accrued interest into common stock	—	94,000	1,125,602	1,219,602

Conversion of extension costs related to convertible notes into common stock	—	170,625	—	170,625

Issuance of warrants to induce conversion of notes payable	—	—	503,019	503,019

Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107,000	107,000

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business – Pro-Pharmaceuticals, Inc. (the “Company”) is a development stage life sciences company established in July 2000. The Company is in the process of developing technology that is intended to reduce toxicity and improve the efficacy of chemotherapy drugs by combining the drugs with a number of proprietary carbohydrate compounds. The carbohydrate-based drug delivery system may also have applications for drugs to treat other diseases and chronic health conditions.

The Company is devoting substantially all of its efforts toward product research and development, and raising capital. Its first product candidate began Phase I clinical trials in February 2003. This same product candidate began concurrent Phase II clinical trials in January 2004.

As shown in the consolidated financial statements, the Company incurred net losses of $12,706,353 for the cumulative period from inception (July 10, 2000) through December 31, 2003. The Company expects to incur additional losses and use additional cash in its operations in the near future. To date, the Company has raised $17,131,735 in capital through (i) the issuance of convertible notes; (ii) the sale of common stock through a public offering; and (iii) the sale of common stock and warrants through private placements. From inception (July 10, 2000) through December 31, 2003, the Company used cash of $9,023,156 in its operations. At December 31, 2003, the Company had $7,607,818 of cash and cash equivalents available to fund future operations, which management believes is sufficient cash to fund its operations through at least April 30, 2005.

The Company is subject to a number of risks similar to those of other development-stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, dependence on third-party collaborators for research operations, need for regulatory approval of products, risks associated with protection of intellectual property, and competition with larger, better-capitalized companies. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company’s cost structure. There are no assurances, however, that the Company will be able to obtain additional financing on favorable terms, or at all, or successfully market its products.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to financial statements.

Basis of Consolidation – The consolidated financial statements include the accounts of the Company and Pro-Pharmaceuticals Securities Corp., its wholly owned subsidiary, which was incorporated in Delaware on December 23, 2003. All significant intercompany transactions have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities. Management’s estimates are based primarily on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

The estimated useful lives of property and equipment are as follows:

Asset Classification	Estimated Useful Life
Computers and office equipment	Three years
Furniture and fixtures	Five years
Leasehold improvements	Life of lease

Intangible Assets – Intangible assets include patent costs, consisting primarily of related legal fees, which are capitalized as incurred and amortized over the estimated useful lives of the patents. As of December 31, 2002, all patents were pending and none of the costs had been amortized. During 2003, the Company was issued two patents and began amortizing the costs relating to the issued patents over their estimated useful lives of five years. Amortization expense in 2003 and accumulated amortization at December 31, 2003 totaled $16,586.

Deposits and Other Assets – Deposits and other assets consist principally of lease deposits on the Company’s leased executive office space.

Long-Lived Assets – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews all long-lived assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of assets to be held or used is measured by comparison of the carrying value of the asset to the future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds the discounted future cash flows expected to be generated by the asset.

In 2003 and 2002, the Company recorded no adjustment to the carrying value of the long-lived assets. In 2001, the Company determined that the carrying amount of the contractual rights of its amortizing intangible assets exceeded the future undiscounted cash flows by approximately $107,000, which the Company wrote off as of December 31, 2001.

Research and Development Expenses – Costs associated with research and development are expensed as incurred. Research and development expenses include, among other costs, salaries and other personnel-related costs, and costs incurred by outside laboratories and other accredited facilities in connection with clinical trials and preclinical studies

Stock-Based Compensation – At December 31, 2003, the Company has one equity incentive plan, which is described more fully in Note 8. The Company accounts for stock-based compensation to employees and non-employee directors under the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations. Under APB No. 25, no compensation expense is recognized for stock options and restricted stock awards granted at fair market value and with fixed terms.

Stock or other equity-based compensation granted to non-employees is accounted for under the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and the Emerging Issues Task Force (“EITF”) Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and the related interpretations. Under this method, compensation is recorded at the fair value of the consideration received or the fair value of the equity instrument until the final measurement date, which is the earlier of performance completion or vesting. Compensation related to stock appreciation rights and other variable stock option or award plans are remeasured at the end of each reporting period. Fluctuations in the quoted market price of the Company’s stock covered by unvested equity instruments are reflected as an adjustment to deferred compensation and compensation expense over the periods the related service is performed.

The fair value of the equity instruments granted to non-employees, including options and warrants, is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	2003	2002	2001	Cumulative Period from Inception (July 10, 2000) to December 31, 2003
Risk-free interest rate	1.51% - 2.45%	2.25% - 2.32%	3.91%	1.51% - 3.91%
Expected life of the options and warrants	3 years	3 years	3 years	3 years
Expected volatility of the underlying stock	95%	95%	95%	95%
Expected dividend rate	None	None	None	None

Stock-based compensation expense totaled $618,866, $105,329 and $147,317 in 2003, 2002, and 2001, respectively. In addition, the Company has issued warrants in connection with certain equity and debt financings. Based on the nature of the transactions, the fair value of these warrants has been recorded as offering costs or interest expense, as appropriate—see Note 7.

Had the Company used the fair-value method to measure all stock-based compensation awarded to employees and non-employee directors, the Company’s net loss and basic and diluted loss per share would have been as follows at December 31:

	2003	2002	2001	Cumulative Period from Inception (July 10, 2000) to December 31, 2003
Net loss—as reported	$(4,873,121)	$(3,678,377)	$(3,970,273)	$(12,706,353)
Add stock-based compensation expense included in reported net loss	114,000	—	—	114,000
Deduct stock-based compensation determined under the fair-value method	(2,938,135)	(354,160)	—	(3,292,295)

Net loss—pro forma	$(7,697,256)	$(4,032,537)	$(3,970,273)	$(15,884,648)

Basic and diluted loss per share:
As reported	$(0.23)	$(0.22)	$(0.29)
Pro forma	$(0.36)	$(0.25)	$(0.29)

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. This statement requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and for tax loss and credit carryforwards, and are measured using the expected tax rates estimated to be in effect when such basis differences reverse. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized.

Loss per Share – Basic and diluted loss per share is presented in conformity with SFAS No. 128, “Earnings Per Share”. Basic loss per share is calculated using the weighted-average number of common shares outstanding during the year. Diluted loss per share is calculated using the weighted-average number of common shares and common share equivalents resulting from outstanding options and warrants, except where such items would be anti-dilutive.

The loss used to calculate basic and diluted loss per share for the years ended December 31, 2003, 2002 and 2001 was equal to the reported net loss for each period.

A reconciliation between the shares used for computation of basic and diluted income per share is as follows:

	2003	2002	2001
Shares for basic computation	21,360,572	16,374,524	13,601,795
Effect of dilutive stock options and warrants	—	—	—

Shares for dilutive computation	21,360,572	16,374,524	13,601,795

Anti-dilutive shares were not included in the per-share calculations for the years ended December 31, 2003, 2002 and 2001 due to the reported net losses for those years. Anti-dilutive shares which could exist pursuant to the exercise of outstanding stock options and warrants and conversion of convertible debt at December 31, 2003, 2002 and 2001 totaled approximately 4,434,890, 1,852,423 and 2,078,091, respectively.

Comprehensive Income (Loss) – Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net losses as reported.

Fair Value of Financial Instruments – SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of the fair value of certain financial instruments. The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

Concentration of Credit Risk – The Company has no significant concentrations of credit risk, such as foreign exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents. The Company maintains cash equivalents with well-capitalized financial institutions.

Reclassifications – Certain prior period amounts have been reclassified to conform to the current year presentation.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2003	2002
Leasehold improvements	$ 103,762	$103,762
Computer and office equipment	100,850	76,675
Furniture and fixtures	67,747	52,562

Total	272,359	232,999
Less accumulated depreciation	(128,426)	(55,839)

Property and equipment—net	$ 143,933	$177,160

4.	OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following at December 31:

	2003	2002
Legal and accounting fees	$141,814	$22,457
Scientific and clinical fees	40,500	—
Accrued vacation	13,846	15,000
Other	15,694	30,141

Total	$211,854	$67,598

5.	RELATED PARTY TRANSACTIONS

For the period from inception (July 10, 2000) through December 31, 2000, the Company paid two of its stockholders $25,000 and $12,500, respectively, for fees associated with research and development and the day-to-day operations of the Company. A stockholder and spouse of a Company officer was paid approximately $8,000 for services during the year ended December 31, 2001.

The Company has entered into various consulting agreements, each terminable on thirty days notice, with certain related parties as follows: (i) a corporation controlled by a person who is a stockholder, and former director and officer, of the Company for financing and business development services (subsequently terminated when such person became an employee of the Company in 2002), (ii) a corporation controlled by a person who is a stockholder, and former officer, of the Company for research and development services, including reimbursable expenses, (iii) an individual who is a stockholder of the Company for management and consultant services, and (iv) a corporation controlled by a person who is a stockholder and director of the Company for scientific advisory services. The total related party consulting expenses and related expenses paid to these corporations and individuals were $162,000, $202,000 and $203,000 for 2003, 2002 and 2001, respectively.

In addition, the stockholder and director of the Company described under (iv) above agreed to receive compensation for certain 2002 scientific advisory services in the form of 25,354 shares of common stock and 25,354 options at an exercise price of $2.96 to purchase common stock of the Company. As of December 31, 2002, the Company recorded the deemed fair value of such compensation of approximately $122,000 as an accrued liability. The common stock has been valued at $76,062, based on the closing price of the publicly traded shares of common stock on the date of grant. The options were valued at $45,984 using the Black-Scholes option-pricing model, based on a deemed fair value of the Company’s common stock of $3.00 per share. The accrued liability at December 31, 2002 was converted to equity in 2003 when the 25,354 shares of common stock and 25,354 options were issued to this individual.

In addition, the Company issued stock options to three members of the Board of Directors in 2003 and to one member of the Board of Directors in 2001 and 2002 in consideration for services performed—see Note 8.

6.	CONVERTIBLE NOTES

During 2001 and 2000, the Company issued $1,036,102 and $284,500 of convertible notes, respectively. In August 2001, the Company offered warrants to holders of its outstanding convertible notes as an inducement to convert prior to the maturity of the notes. Holders representing $1,125,602 of the outstanding principal and accrued interest chose to convert at a conversion price of $2.00 per share and received 598,229 common shares and 562,801 warrants. The warrants have an exercise price of $6.50 per share and are immediately exercisable. As described in Note 7, the Company valued the warrants at $503,019 using the Black-Scholes option-pricing model, and recorded such value as a debt conversion 2001.

In May 2002, the Company extended the maturity date on the $195,000 of convertible notes payable at December 31, 2001. In consideration for the extension, the holders received one-quarter of one share of the Company’s common stock for each whole dollar amount of principal outstanding, or 48,750 shares of common stock. The Company deferred $170,625 in costs associated with the extension, based on the fair value of the Company’s common stock of $3.50 at the time of the extension. These deferred convertible notes payable costs were amortized ratably over the twelve-month extended term of the notes, or expensed immediately upon conversion of the note prior to the extended maturity date.

In June 2002, $80,000 in convertible notes payable and $10,274 in related accrued interest was converted into 45,128 shares of common stock. In October 2002, the Company settled a convertible note payable of

$100,000 through a cash payment of $86,000 and conversion of the remaining $14,000 of principal into 7,000 shares of common stock pursuant to the original terms of the note. In addition, $17,051 of related accrued interest was repaid in cash.

During 2002, $167,497 of the deferred convertible notes payable extension costs was amortized to expense.

7.	STOCKHOLDERS’ EQUITY

2001 Private Placement – From May 25, 2001 through December 3, 2001, the Company sold a total of 689,300 shares of common stock for proceeds of $2,220,750, net of $16,750 of issuance costs through a private placement of securities (the “2001 Private Placement”). Each share sold in the 2001 Private Placement included a warrant to purchase common stock of the Company. These warrants are described below.

Public Offering – On December 13, 2001, the Company commenced a public offering of 1,428,572 shares of common stock, at a price to the public of $3.50 per share. The Company concluded the offering on June 30, 2002. The Company sold 185,999 shares of common stock in this offering for proceeds of $601,789, net of $49,208 of issuance costs, all in 2002.

2002 Private Placement – In September 2002, the Company began a private placement (the “2002 Private Placement”) of up to 10 million shares of common stock at $1.00 per share, exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933. As of December 31, 2002, the Company had sold 3,223,360 shares for proceeds of $2,860,902, net of issuance costs of $212,458 and stock subscription receivable of $150,000, which related to shares purchased but for which payment had not been received as of December 31, 2002. This offering was closed on January 14, 2003, although subsequent to year end the Company sold an additional 1,088,000 shares for additional proceeds of $1,070,500, net of $17,500 of offering costs.

The Company agreed to compensate a registered investment adviser with respect to shares purchased by its clients. As of December 31, 2002, the adviser was entitled to receive 173,500 shares of common stock. The Company also agreed to compensate a finder registered under applicable law, and such finder’s agents, for identifying qualified investors. As of December 31, 2002, one of the finder’s agents was entitled to receive 750 shares of common stock. On January 14, 2003, the Company closed the 2002 Private Placement, at which point the Company agreed to issue the adviser an additional 2,500 shares, and the finder and its other agent an aggregate of 9,750 additional shares and $2,500 in cash in connection with the shares sold subsequent to December 31, 2002 and through the closing date.

Shares placed by such registered adviser, finder and finder’s agent were accounted for as offering costs and valued at $1.00 per share, consistent with the price paid for the shares placed in the offering. Such offering costs were netted against the proceeds of the 2002 Private Placement. Since none of the 174,250 shares had been issued as of December 31, 2002, the Company recorded the obligation to issue such shares as offering costs payable. The additional 12,250 shares issued in January 2003 were also valued at $1.00 per share and included in the $17,500 offering costs recorded at the closing.

During 2002, the Company also agreed to issue 2,100 shares of common stock to an employee for finding investors in connection with the 2002 Private Placement. None of the shares had been issued as of December 31, 2002. Accordingly, the Company recorded the obligation to general and administrative expenses in the statement of operations in the amount of $6,300. On January 14, 2003, the Company closed the 2002 Private Placement, at which point the Company agreed to issue such employee an additional 7,000 shares in connection with shares sold subsequent to December 31, 2002 and through the closing date. The Company recorded an additional obligation of $21,000 to general and administrative expenses in 2003 representing the fair value of the additional 7,000 shares.

May 2003 Private Placement – In May 2003, the Company began a private placement of up to 2.5 million shares of common stock at $2.00 per share, exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933. As of the closing on July 15, 2003, the Company had sold 2,399,500 shares of common stock for proceeds of $4,394,065, net of issuance costs of $404,935. The issuance costs include $260,989 related to the fair value of 109,613 common stock warrants (exercisable at $5.40 per share) issued to the finders in connection with the offering. These warrants are described below.

October 2003 “PIPE” Transaction – On October 2, 2003 the Company closed a private offering, structured as a so-called “PIPE” (Private Investment, Public Equity), exempt from registration under Section 4(2) of the Securities Act of 1933, in which it sold to institutional investors 1,314,571 of the 1,428,571 offered shares of common stock at $3.50 per share and 657,293 common stock warrants (exercisable at $5.29 per share) for proceeds of $3,865,650, net of issuance costs of $735,350. The issuance costs include $190,988 related to the fair value of 65,729 common stock warrants (exercisable at $6.86 per share) issued to the placement agent in connection with this offering. These warrants are described below.

Common Stock Warrants – The Company has issued common stock warrants in connection with the execution of certain equity and debt financings and consulting agreements. The fair value of common stock warrants is determined using the Black-Scholes option-pricing model. The key assumptions are described in Note 2.

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of December 31, 2003:

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
2001 Private Placement	689,300	$5.00-$6.50	May 25, 2001 to December 3, 2001	May 25, 2005 to December 3, 2005
Convertible notes:
Noteholders—inducement to convert	562,801	6.50	October 1, 2001	October 1, 2005
Placement Agents	110,000	3.50	February 1, 2002	February 1, 2012
May 2003 Private Placement
Placement Agents	109,613	5.40	July 15, 2003	July 15, 2006
October 2003 PIPE Transaction
Investors	657,293	5.29	October 2, 2003	October 2, 2008
Placement Agent	65,279	6.86	October 2, 2003	October 2, 2006

Total	2,194,286

None of the above warrants have been exercised as of December 31, 2003.

In connection with the 2001 Private Placement, the Company issued 339,200 and 350,100 warrants to purchase common stock at $6.50 and $5.00 per share, respectively. The Company, upon giving written notice, may accelerate the exercise of the warrants and effect an early termination thereof in the event of either of the following: (i) the Company files a new drug application (“NDA”) with the Food and Drug Administration or (ii) the market price exceeds $11.00 and $10.00 for warrants with exercise prices of $6.50 and $5.00, respectively on any 10 trading days within a period of 20 consecutive trading days, as defined. In the event of acceleration, the unexercised warrants automatically terminate without payment by the Company upon the thirtieth day following the written notice. The Company valued the warrants at $886,328 based on a deemed fair market value of the Company’s common stock of $2.28 per share.

As described in Note 6, in August 2001, the Company offered warrants to holders of its outstanding convertible notes as an inducement to convert prior to the maturity of the notes. Holders representing

$1,125,602 of the outstanding principal and accrued interest chose to convert at a conversion price of $2.00 per share and received 598,229 common shares and 562,801 warrants. These warrants have an exercise price of $6.50 per share and are immediately exercisable. The Company may, upon giving written notice, accelerate the exercise of the warrant and effect an early termination thereof in the event of either of the following: (i) the Company files a new drug application (“NDA”) with the Food and Drug Administration, or (ii) the market price exceeds $11.00 on any 10 trading days within a period of 20 consecutive trading days as defined. In the event of acceleration, the unexercised warrants automatically terminate without payment by the Company upon the thirtieth day following the written notice. The Company valued the warrants at $503,019 based on a deemed fair market value of the Company’s common stock of $2.28 per share. The value of the warrants has been recorded as a debt conversion expense.

In 2002, the Company issued 110,000 warrants to the agents in connection with the 2001 debt offering. The warrants are exercisable immediately at an exercise price of $3.50 per share and have a 10 year life. The Company valued these warrants at $235,987 based on a deemed fair value of the Company’s common stock of $3.50 per share and recorded such value as interest expense in the statement of operations for the year ended December 31, 2002.

In connection with the May 2003 Private Placement, the Company issued 109,613 warrants exercisable at $5.40 per share to its placement agents. The Company valued the warrants at $260,989 based on a fair market value of the Company’s common stock of $4.30 per share and recorded the warrant value as offering costs with a corresponding increase to additional paid-in capital.

In connection with the October 2003 PIPE Transaction, the Company issued 657,293 warrants with an exercise price of $5.29 per share to the investors and 65,279 warrants with an exercise price of $6.86 per share to its placement agent. The fair value of the warrants was determined based on a fair market value of the Company’s common stock of $5.29 per share. As the shares of common stock were issued at a discount to their fair market value at the closing of the October 2003 PIPE Transaction, the Company used the relative fair value method to record the value of the warrants. Accordingly, $1,242,270 of the proceeds has been attributed to the warrants and recorded as an increase to additional paid-in capital. The $190,988 fair value of the warrants issued to the placement agent has been recorded as offering costs and a corresponding increase to additional paid-in capital.

In 2004, the Company’s Board of Directors approved an increase, subject to stockholder approval, of the number of “undesignated” shares that the Company is authorized to issue by 5,000,000 such that the total number of authorized “undesignated” shares following the effectiveness of such increase would be 10,000,000. The Company intends to present the matter to its stockholders for approval at the next meeting of stockholders.

8.	STOCK INCENTIVE PLAN

In October 2001, the Company’s Board of Directors adopted the Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the “Incentive Plan”), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board reserved 2,000,000 shares of common stock for issuance upon exercise of grants made under the Incentive Plan. Options granted under the Incentive Plan vest either immediately or over a period of up to two years, and expire 5 years to 10 years from the grant date. At December 31, 2003, there were 189,000 shares available for future grant under the Incentive Plan. In 2004, the Board approved an increase, subject to stockholder approval, of the number of shares of common stock subject to the Incentive Plan by 3,000,000 such that the total number of shares subject to awards under the Incentive Plan following the effectiveness of such increase would be 5,000,000. The Company intends to present the matter to its stockholders for approval at the next meeting of stockholders.

In September 2003, the Company’s Board of Directors adopted the Pro-Pharmaceuticals, Inc. 2003 Non-Employee Director Stock Option Plan (the “Director Plan”), which permits awards of stock options to non-employee directors. The Company intends to present the Director Plan for approval at the next meeting of its stockholders. The Board reserved 1,000,000 shares of common stock for issuance upon exercise of grants made under the Director Plan. No grants have been made under the Director Plan.

In addition, the Company has awarded 464,604 non-plan stock option grants to non-employees. The non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plan. All 464,604 non-plan grants are outstanding at December 31, 2003.

Information about options granted and outstanding during these periods is as follows:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2001	200,000	$3.50	$3.50
Granted	369,000	3.50	3.50
Exercised	—	—	—
Cancelled	—	—	—

Outstanding, December 31, 2002	569,000	3.50	3.50
Granted	2,057,604	2.92 – 4.05	3.78
Exercised	(50,000)	2.97	2.97
Cancelled	(351,000)	2.97 – 4.05	3.58

Outstanding, December 31, 2003	2,225,604	$2.92 – 4.05	$3.76

The following tables summarize information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.92 – $ 4.05	2,225,604	8.55	$3.76	1,866,938	$3.73

The 358,666 of unvested options at December 31, 2003 vest as follows: 325,333 in 2004 and 33,333 in 2005.

During 2001, the Company entered into a consulting agreement with a non-employee, who was also a Board member and former member of the Audit Committee, pursuant to which the Company granted 200,000 options to purchase common stock at an exercise price of $3.50 in consideration for services to be performed. At the time of issuance, these options were valued at $238,892 based on a deemed fair market value of the Company’s common stock of $2.28 per share. A portion of these options vested during fiscal years 2001 and 2002, and the remainder vested in 2003. The Company recorded fair value adjustments of $27,613 and $16,756 related to the unvested consultant options during 2003 and 2002, respectively. Total expense for the years ended December 31, 2003, 2002 and 2001 related to these options was $71,671, $64,273 and $147,317, respectively.

In March 2002, the Company entered into a second agreement with the same non-employee, by which the Company granted 2,000 options a month to purchase common stock at an exercise price of $3.50 in consideration for monthly consulting services. On November 11, 2002 such agreement was superceded by an amendment, which was effective retroactively to the date of the original agreement, March 1, 2002. Under the amended agreement, the Company granted 24,000 options on March 1, 2002, which vest at a rate of 2,000 options per month, as services are performed. These options were valued using the Black-Scholes option-pricing model, based on a deemed fair market value of the Company’s common stock of $3.50 per share. During 2002, the Company recorded a $41,056 charge to stock compensation expense related to the

20,000 options that vested during the year under the amended agreement. As of December 31, 2002, the Company had deferred compensation of $10,901 that related to the remaining unvested options, which was recognized in 2003.

In June 2003, the Company entered into a third agreement with the same non-employee, by which the Company granted 24,000 options effective retroactively to March 1, 2003, which vest at a rate of 2,000 options per month as services are performed. These options were valued using the Black-Scholes option-pricing model, based on a fair market value of the Company’s common stock of $3.50 per share. During 2003, the Company recorded fair value adjustments of $21,183 and stock compensation charges of $39,692 related to the options that vested during the year under the agreement. As of December 31, 2002, the Company had deferred compensation of $14,894 that related to the remaining unvested options, which will be recognized in 2004.

In January 2003, the Company granted 100,000 options at an exercise price of $3.50 to a Board Member for consulting services unrelated to services performed as a director. One-third of the options vested immediately and the balance vests in equal amounts on the first and second anniversaries of the award. The options were valued using the Black-Scholes option-pricing model, based on a fair market value of the Company’s common stock of $2.80 per share. During 2003, the Company recorded fair value adjustments of $82,327 and stock compensation charges of $191,605 related to these options. As of December 31, 2003, the Company had deferred compensation of $46,543 related to the unvested options, which will be recognized over the future vesting period.

In May 2003, the Company granted 10,000 options at an exercise price of $3.50 to a new member of the Scientific Advisory Board. One-half of the options vested immediately and the balance vests on the second anniversary. These options were valued using the Black-Scholes option-pricing model based on a fair market value of the Company’s common stock of $2.80 per share. During 2003, the Company recorded fair value adjustments of $5,737 and stock compensation charges of $12,970 related to these options. As of December 31, 2003, the Company had deferred compensation of $8,274 related to the unvested options, which will be recognized over the future vesting period.

In September 2003, the Company granted 25,000 options each to a Board Member and to a member of the Scientific Advisory Board for consulting services. The options were exercisable immediately at $4.05 per share. These options were valued using the Black-Scholes option-pricing model based on a deemed fair market value of the Company’s common stock of $4.05 per share. The Company recorded a $122,092 charge to stock compensation expense in 2003 related to these awards.

In October 2003, in connection with the resignation of its former Chief Financial Officer, the Company accelerated the vesting on 100,000 options granted to such officer in September 2003 at an exercise price of $4.05, which was equal to the fair market value of the common stock on the date of grant. As the fair market value of the common stock was $4.45 per share at the time the vesting was accelerated, the Company recorded a $40,000 charge to stock compensation expense as required under APB No. 25 and related interpretations. Also, in October 2003, such officer exercised on a cashless basis 50,000 options at an exercise price of $2.97 per share in October 2003. As the fair market value of the Company’s common stock on the date of exercise was $4.45 per share, the Company recorded a charge of $74,000 to stock compensation expense in 2003 related to the exercise of these options.

In March 2004, the Company issued 25,000 options in fulfillment of a September 2003 agreement with an investor relations firm. The agreement obligated the Company to pay a monthly retainer and issue options at a rate of 5,000 options per month, up to a maximum of 100,000 options, exercisable at $5.80 per share as services are performed. The Company concluded the engagement in February 2004. The options are exercisable immediately and expire on March 26, 2007. Accordingly, the Company recorded $29,280 as stock compensation expense on the 15,000 options that vested as of December 31, 2003. The $29,280 fair value was determined based on a fair market value of the Company’s common stock when vested. The Company will record additional stock compensation expense of approximately $23,000 in 2004 relating to the 10,000 options earned by such firm for services in January and February 2004.

9.	COMMITMENTS AND CONTINGENCIES

Research and Development Commitments – During 2002, the Company entered into contracts with PRA International, Inc. (“PRA”), a clinical research organization, and Medidata, Inc. (“Medidata”), a data management company, the initial assignments under which are to assist with the Phase I clinical trials of the Company’s DAVANAT® product in combination with 5-Fluorouracil, a chemotherapy drug the Company designated DAVANAT®-1. PRA will serve as the overall manager of the clinical trials including in design, management and implementation. The Company’s expenditure commitments under its PRA contract, terminable at any time upon 30 days’ notice, represent 5% of the contracted budgetary amounts. Medidata was engaged for purposes of electronic collection, analysis and management of the data generated by the Company’s Phase I clinical trials. The Company’s expenditure commitment under its Medidata contract, terminable at any time upon 30 days’ notice, represents 15% of the contracted budgetary amounts, less fees previously paid or payable. The projected target date of completion of the engagements with PRA and Medidata is May 2004.

Lease Commitments – The Company leases its facility under a noncancelable operating lease that expires in May 2006. In connection with the operating lease, the Company has issued a letter of credit, which is renewed annually, in the amount of $21,933 as part of the security deposit.

Future minimum rental payments under this operating lease as of December 31, 2002 are approximately as follows:

Year Ending December 31,
2004	107,000
2005	109,000
2006	46,000

Total lease payments	$262,000

Rent expense under this operating lease was $110,300, $98,000, $50,000 and $258,300 for the years ended December 2003, 2002, 2001 and the cumulative period from inception (July 10, 2000) to December 31, 2003, respectively.

Contingency – On May 14, 2003, a former employee, who was the Company’s Vice President of Investor Relations and Corporate Strategy, commenced a lawsuit in Massachusetts against the Company and filed a related complainant letter with the Occupational Safety and Health Administration of the U.S. Department of Labor. The Plaintiff asserted claims for wrongful discharge in violation of public policy and of employee protection provided for under the Sarbanes-Oxley Act of 2002, and seeks monetary damages and reinstatement of her position. On August 25, 2003, the Department of Labor reported that its investigator found the Plaintiff’s allegations are without merit and dismissed the complaint. The Plaintiff objected to the findings and requested a hearing by an Administrative Law Judge at the Department. Other than continuation of pre-trial discovery, there have been no material developments. On October 31, 2003, the Company received an informal inquiry from the Securities and Exchange Commission requesting information related to the foregoing. The Company timely responded in November and December 2003 and has not received a further communication from the SEC on this matter.

On February 13, 2004, the Company received an order from the Commonwealth of Massachusetts to provide information concerning its offerings of securities. The Company timely responded and believes its offerings comply with Massachusetts law. The Company believes the Massachusetts investigation may be related to the matters disclosed in the preceding paragraph.

Each of the foregoing matters is subject to various uncertainties, and it is possible one or more may be resolved unfavorably. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

On January 29, 2004, Dr. Platt, the Company’s Chairman and Chief Executive Officer filed a lawsuit in Massachusetts against GlycoGenesys, Inc. for various claims including breach of contract. In its answer GlycoGenesys names the Company as a counterclaim defendant alleging tortious interference and misappropriation of proprietary rights, and seeks monetary damages and injunctive relief related to the Company’s intellectual property. On March 19, 2004, the Company answered these counterclaims and denied any liability. The Company and Dr. Platt intend to contest these counterclaims vigorously and believe they will prevail. However, if the Company does not prevail, there could be a material adverse impact on the financial position, results of operations or cash flows of the Company.

10.	INCOME TAXES

The components of the net deferred tax assets are as follows at December 31:

	2003	2002
Operating loss carryforwards	$4,120,000	$2,299,000
Tax credit carryforwards	250,000	138,000
Other temporary differences	(4,000)	(4,000)

	4,366,000	2,433,000
Less valuation allowance	(4,366,000)	(2,433,000)

Net deferred tax asset	$—	$—

As of December 31, 2003, the Company has federal and state net operating loss carryforwards totaling approximately $9,600,000 and $8,900,000, respectively, which expire beginning in 2022. In addition, the Company has federal and state research and development and investment tax credits of approximately $165,000 and $85,000, respectively, which expire beginning in 2018. If substantial changes in the Company’s ownership should occur as defined by Section 382 of the Internal Revenue Code (the “Code”), there could be annual limitations on the amount of carryforwards which may be realized in future periods. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% allowance against the Company’s net deferred tax assets.

11.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the last two years are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Operating expenses	$953,066	$981,856	$1,399,988	$1,603,256
Net loss	(944,866)	(974,608)	(1,382,455)	(1,571,192)

Net loss per share:
Basic	(0.05)	(0.05)	(0.06)	(0.07)
Diluted	(0.05)	(0.05)	(0.06)	(0.07)

2002
Operating expenses	$717,169	$841,501	$639,022	$1,089,527
Net loss	(952,293)	(942,410)	(663,560)	(1,120,114)

Net loss per share:
Basic	(0.06)	(0.06)	(0.04)	(0.06)
Diluted	(0.06)	(0.06)	(0.04)	(0.06)

* * * * * *