Form 10-Q
period 2004-03-31
PRO PHARMACEUTICALS INC
filed 2004-05-17
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 000-32877

PRO-PHARMACEUTICALS, INC.

Nevada	04-3562325
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

189 Wells Avenue, Newton, Massachusetts	02459
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of May 6, 2004 was 25,315,411.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,543,521	$7,607,818
Prepaid expenses and other current assets	130,888	88,429

Total current assets	6,674,409	7,696,247

PROPERTY AND EQUIPMENT - NET	125,690	143,933
INTANGIBLE ASSETS - NET	157,664	134,844
DEPOSITS AND OTHER ASSETS	26,951	26,951

TOTAL ASSETS	$6,984,714	$8,001,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$636,133	$143,749
Accounts payable - related party	50,546	22,306
Accrued expenses - related party	6,100	—
Other accrued expenses	439,421	211,854

Total current liabilities	1,132,200	377,909

CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized, 24,079,300 issued and outstanding; Undesignated shares, $.01 par value; 5,000,000 shares authorized, none issued and outstanding	24,079	24,079
Additional paid-in capital	20,432,547	20,376,051
Deferred compensation	(43,539)	(69,711)
Deficit accumulated during the development stage	(14,560,573)	(12,706,353)

Total stockholders’ equity	5,852,514	7,624,066

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,984,714	$8,001,975

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO MARCH 31, 2004

			Cumulative Period from Inception (July 10, 2000) to March 31, 2004
	Three Months Ended March 31,
	2004	2003
OPERATING EXPENSES: (a)
Research and development	$851,507	$393,879	$5,278,540
General and administrative	1,022,055	562,577	7,173,328

Total operating expenses	(1,873,562)	(956,456)	(12,451,868)

INTEREST AND OTHER INCOME	19,342	11,590	137,703

INTEREST AND OTHER EXPENSES:
Amortization of debt discount on convertible notes	—	—	1,258,012
Debt conversion expense	—	—	503,019
Interest expense on convertible notes	—	—	485,377

Total interest and other expenses	—	—	(2,246,408)

NET LOSS	$(1,854,220)	$(944,866)	$(14,560,573)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.08)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	24,079,300	19,993,185

(a) The following summarizes the allocation of the stock-based compensation charge:

Research and development	$2,571	$—	$137,723
General and administrative	80,097	46,961	816,457

Total	$82,668	$46,961	$954,180

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO MARCH 31, 2004

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,854,220)	$(944,866)	$(14,560,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,743	16,846	167,755
Stock-based compensation expense	82,668	46,961	954,180
Amortization of deferred extension costs through interest expense	—	—	167,497
Settlement of accrued interest through issuance of common stock	—	—	10,274
Amortization of debt discount on convertible notes	—	—	1,258,012
Writeoff of intangible assets	—	—	107,000
Debt conversion expense	—	—	503,019
Interest expense related to issuance of warrants to purchase common stock	—	—	235,987

Changes in current assets and liabilities:
Prepaid expenses and other current assets	(42,459)	(25,213)	(127,760)
Deposits and other assets	—	—	(26,951)
Accounts payable and accrued expenses	754,291	(52,124)	1,251,427

Net cash used in operating activities	(1,036,977)	(958,396)	(10,060,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(29,474)	(272,359)
Increase in patents costs and other assets	(27,320)	(15,496)	(178,750)

Net cash used in investing activities	(27,320)	(44,970)	(451,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	1,232,750	15,811,133
Net proceeds from issuance of convertible notes payable	—	—	1,320,602
Repayment of convertible notes payable	—	—	(86,000)
Proceeds from shareholder advances	—	—	9,028

Net cash provided by financing activities	—	1,232,750	17,054,763

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,064,297)	229,384	6,543,521
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,607,818	1,921,233	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,543,521	$2,150,617	$6,543,521

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$18,779

NONCASH FINANCING ACTIVITIES
Issuance of warrants in connection with equity offerings	$—	$—	$2,605,574
Conversion of accrued expenses into common stock	—	302,506	302,506
Cashless exercise of employee stock options	—	—	74,000
Conversion of convertible notes and accrued interest into common stock	—	—	1,219,602
Conversion of extension costs related to convertible notes into common stock	—	—	170,625
Issuance of warrants to induce conversion of notes payable	—	—	503,019
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107,000

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The consolidated financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and March 31, 2003. All adjustments made to the interim financial statements included all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of Pro-Pharmaceuticals, Inc. (the “Company”) should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

As shown in the consolidated financial statements, the Company incurred net losses of $14,560,573 for the cumulative period from inception (July 10, 2000) through March 31, 2004. The Company’s net losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future research, discovery, development and commercialization activities, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through March 31, 2004, the Company has raised $17,131,735 in capital and used $10,060,133 in its operations. The capital was raised through (i) the issuance of convertible notes; (ii) the sale of common stock through a public offering; and (iii) the sale of common stock and warrants through private placements. On April 7, 2004, subsequent to the end of the quarter, the Company raised additional net proceeds of approximately $4,000,000 from the sale of 1,236,111 shares of common stock and 618,057 common stock warrants to certain institutional investors in a private equity offering – see Note 8. Based on the $6,543,521 of cash and cash equivalents on hand at March 31, 2004 and the net proceeds realized from the private offering on April 7, 2004, management believes the Company has sufficient cash to fund its operations through at least September 30, 2005.

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

2.	STOCK-BASED COMPENSATION

Stock-Based Compensation – The Company accounts for stock-based compensation to employees and non-employee directors under the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and the related interpretations. Under APB No. 25, no compensation expense is recognized for stock options and restricted stock awards granted at fair market value and with fixed terms.

Stock or other equity-based compensation granted to non-employees is accounted for under the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and the Emerging Issues Task Force (“EITF”) Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and the related interpretations. Under this method, compensation is recorded at the fair value of the consideration received or the fair value of the equity instrument until the final measurement date, which is the earlier of performance completion or vesting. Compensation related to stock appreciation rights and other variable stock option or award plans are remeasured at the end of each reporting period. Fluctuations in the quoted market price of the Company’s stock covered by unvested equity instruments are reflected as an adjustment to deferred compensation and compensation expense over the periods the related service is performed.

The fair value of the equity instruments granted to non-employees, including options and warrants, is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	Three Months Ended		Cumulative Period from Inception (July 10, 2000) to March 31, 2004
	2004	2003
Risk-free interest rate	2.00%-2.27%	1.51%-2.45%	1.51%-3.91%
Expected life of the options and warrants	3 years	3 years	3 years
Expected volatility of the underlying stock	95%	95%	95%
Expected dividend rate	None	None	None

Stock-based compensation expense totaled $82,668, $46,961 and $954,180 for the three months ended March 31, 2004, the three months ended March 31, 2003, and for the cumulative period from inception (July 10, 2000) to March 31, 2004, respectively.

Had the Company used the fair-value method to measure all stock-based compensation awarded to employees and non-employee directors, the Company’s net loss and basic and diluted loss per share would have been as follows:

	Three Months Ended		Cumulative Period from Inception (July 10, 2000) to March 31, 2004
	2004	2003
Net loss—as reported	$(1,854,220)	$(944,866)	$(14,560,573)
Add stock-based compensation expense included in reported net loss	—	—	114,000

Deduct stock-based compensation determined under the fair-value method	(229,390)	(40,097)	(3,521,685)

Net loss—pro forma	$(2,083,610)	$(984,963)	$(17,968,258)

Basic and diluted loss per share:
As reported	$(0.08)	$(0.05)
Pro forma	$(0.09)	$(0.05)

3.	OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	March 31, 2004	December 31, 2003
Legal and accounting fees	$76,441	$141,814
Scientific and clinical fees	325,880	40,500
Accrued vacation	13,846	13,846
Other	23,254	15,694

Total	$439,421	$211,854

4.	STOCKHOLDERS’ EQUITY

In 2003, the Company’s Board of Directors (the “Board”) adopted the Pro-Pharmaceuticals, Inc. 2003 Non-Employee Director Stock Option Plan (the “Director Plan”), subject to stockholder approval, which permits awards of stock options to non-employee directors. The Board reserved 1,000,000 shares of common stock for issuance upon exercise of awards made under the Director Plan. No awards have been made under the Director Plan.

In 2004, the Board approved an increase, subject to stockholder approval, of the number of shares of common stock subject to the Pro-Pharmaceuticals, Inc. Stock Incentive Plan by 3,000,000 such that the total number of shares subject to awards under the Incentive Plan following the effectiveness of such increase would be 5,000,000.

In 2004, the Board also approved an increase, subject to stockholder approval, of the number of “undesignated” shares of common stock that the Company is authorized to issue by 5,000,000 such that the total number of authorized “undesignated” shares following the effectiveness of such increase would be 10,000,000.

The Company intends to present these three matters to its stockholders for approval at the annual meeting of stockholders to be held on May 25, 2004.

5.	RELATED PARTY TRANSACTIONS

In June 2003, the Company entered into an agreement with a non-employee, who is also a Board member, by which the Company granted 24,000 options at an exercise price $3.50 effective retroactively to March 1, 2003, which vested at a rate of 2,000 options per month as consulting services were performed. The consulting arrangement was concluded on March 1, 2004.

In January 2003, the Company granted 100,000 options at an exercise price of $3.50 to another Board member for consulting services. One-third of the options vested immediately and the balance vests in equal amounts on the first and second anniversaries of the award. As of March 31, 2004, the consulting services were completed and the consulting arrangement was concluded.

6.	CONTINGENCIES

In May 2003, a former employee commenced a lawsuit in Massachusetts Superior Court against the Company and filed a related complainant letter with the Occupational Safety and Health Administration of the U.S. Department of Labor. The plaintiff asserted claims for wrongful discharge in violation of public policy and of employee protection provided for under the Sarbanes-Oxley Act of 2002, and seeks monetary damages and reinstatement of her position. In August 2003, the Department of Labor dismissed the complaint. The plaintiff objected and requested a hearing by an Administrative Law Judge at the Department. The hearing occurred in April 2004 and a decision is not expected until late 2004. In October 2003, the Company received an informal inquiry from the Securities and Exchange Commission requesting information related to the foregoing and timely responded prior to year-end. On May 14, 2004, the Commission requested transcripts of testimony taken prior to and at the hearing, post-hearing briefs and other information. The Company intends to comply.

On February 13, 2004, the Company received an order from the Commonwealth of Massachusetts to provide information concerning its offerings of securities. The Company timely responded, and has not received further communication from the state on this matter. The Company believes the Massachusetts’ investigation may be related to the matters disclosed in the preceding paragraph.

Each of the foregoing matters is subject to various uncertainties, and it is possible one or more may be resolved unfavorably. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

On January 29, 2004, Dr. Platt, the Company’s Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In its answer, GlycoGenesys names the Company as a counterclaim defendant alleging tortious interference and misappropriation of proprietary rights, and seeks monetary damages and injunctive relief related to the company’s intellectual property. On March 19, 2004, the Company answered these counterclaims and denied any liability. The Company and Dr. Platt intend to contest these counterclaims vigorously and believe they will ultimately prevail. However, if the Company does not prevail, there could be a material adverse impact on the financial position, results of operations or cash flows of the Company.

7.	RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current year presentation.

8.	SUBSEQUENT EVENTS

On April 7, 2004, the Company closed a private equity offering, structured as a “PIPE” (Private Investment in Public Equity) and exempt from registration under Section 4(2) of the Securities Act of 1933, in which it sold to certain institutional investors 1,236,111 shares of common stock and 618,057 common stock warrants (exercisable at $5.30 per share) at $3.60 per share for proceeds of approximately $4,000,000, net of cash issuance costs of approximately $450,000. The placement agent also received 61,806 common stock warrants (exercisable at $5.30 per share) in connection with this offering.

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial information included in this Quarterly Report on Form 10-Q, the “Factors That May Affect Future Results” set forth on page 12 and our Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe-harbor created by such Act. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors – many beyond our control – that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may”. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a development-stage company engaged in research and development of drug technologies to enable targeted delivery of chemotherapy drugs. We intend initially to “reformulate” existing widely used chemotherapies with our proprietary carbohydrate compounds. We believe our technology may increase the body’s tolerance to these toxic drugs by targeting the delivery directly to cancerous cells and increase the efficacy, thereby creating a preferable treatment to existing first line oncology regimens. Our goal is to develop and commercialize a new generation of reformulated drugs enabling targeted delivery. For additional information, please see “Item 1. Business — Business of Pro-Pharmaceuticals” included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of $14,560,573 for the cumulative period from inception (July 10, 2000) through March 31, 2004. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

From inception (July 10, 2000) through March 31, 2004, we have raised $17,131,735 in capital and used $10,060,133 in our operations. The capital was raised through (i) the issuance of convertible notes; (ii) the sale of common stock through a public offering; and (iii) the sale of common stock and warrants through private placements. On April 7, 2004, we raised additional net proceeds of approximately $4,000,000 from the sale of 1,236,111 shares of common stock and 618,057 common stock warrants to certain institutional investors in a private offering. Based on the $6,543,521 of cash and cash equivalents on hand at March 31, 2004 and the net proceeds realized from the private offering on April 7, 2004, we believe we have sufficient cash to fund our operations through at least September 30, 2005.

Because we lack revenue and must continue our research and development, we must continually identify new sources of capital and complete financing transactions in order to continue our business. We must also continually monitor the monthly “burn rate” of our capital resources.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Research and Development Expenses. Research and development expenses were $851,507 during the three months ended March 31, 2004, or 116% higher than the $393,879 incurred in during the three months ended March 31, 2003. Research and development expenses primarily represent costs of outside laboratories, clinical research organizations, data management services, medical consultants, drug manufacturing for clinical trials and salaries and other personnel-related expenses, including stock compensation. We began our Phase I clinical trial of DAVANAT®-1 in February 2003 and initiated our Phase II clinical trial in January 2004. The increase in research and development costs during the three months ended March 31, 2004 reflects the impact of a full quarter’s costs for the Phase I clinical trial and start-up and initiation costs for the Phase II clinical trial. We expect the Phase I and Phase II trials to be completed in calendar 2004 and 2005, respectively. We are continuing to develop our pipeline of additional drug candidates. Accordingly, we expect that our research and development costs will continue to increase in 2004 and thereafter and could comprise a higher percentage of our annual expenditures.

General and Administrative Expenses. General and administrative expenses were $1,022,055 during the three months ended March 31, 2004, or 82% higher than the $562,577 during the three months ended March 31, 2003. General and administrative expenses primarily represent salaries and other personnel-related expenses, including stock compensation, legal and accounting fees, consultants, corporate governance, insurance, rent, depreciation and other office costs. The increase in costs during the three months ended March 31, 2004 was primarily due to legal and accounting fees, particularly costs relating to ongoing litigation.

Interest and Other Income. Interest and other income for the three months ended March 31, 2004 was $19,342 compared to $11,590 for the three months ended March 31, 2003, and primarily consists of interest income on short-term investments. The increase in interest income is due to higher average cash balances as we raised approximately $9,944,442 in new financing during our 2003 fiscal year compared to $3,636,941 during our 2002 fiscal year. Average interest rates in 2004 were comparable to the average interest rates in 2003.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations primarily through private placements of convertible debt, shares of common stock and warrants, and a public offering of shares of common stock. As of March 31, 2004, we have raised a total of $17,131,735 from these offerings and had $6,543,521 of available cash.

Net cash used in operations increased to $1,036,977 for the three months ended March 31, 2004 from $958,396 for the three months ended March 31, 2003, primarily due to the clinical research and data management costs incurred in connection with our clinical trials and to higher professional expenses. Our accounts payable and accrued expenses increased by approximately $754,291 during the three months ended March 31, 2004. Accordingly, a significant portion of the increased operating losses for the three months ended March 31, 2004 were financed through trade credit. We plan to pay these liabilities in the near future and, therefore, expect the net cash used in operations in our second quarter ending June 30, 2004 to increase significantly from the $1,036,977 used in the first quarter ended March 31, 2004.

Net cash used in investing activities was $27,320 for the three months ended March 31, 2004 compared to $44,970 for the three months ended March 31, 2003. The investing activities consist primarily of fixed assets purchases and patent costs. An increase in our patent costs was more than offset by the reduction in fixed asset purchases from $29,474 for the three months ended March 31, 2003 to none in the three months ended March 31, 2004. The lower fixed asset purchases is due to the timing of the expenditures, as we expect to spend approximately $75,000 for leasehold improvements and other equipment over the remainder of calendar 2004.

Net cash provided by financing activities was $0 for the three months ended March 31, 2004 compared to $1,232,750 for the comparable period in 2003. Net cash provided by financing activities in the three months ended March 31, 2003 resulted from the sale of 1,088,000 shares of common stock in a private placement that concluded on January 14, 2003.

On April 7, 2004, we raised an additional $4,000,000 (net of cash issuance costs of approximately $450,000) from the sale of 1,236,111 shares of common stock and 618,057 common stock warrants (exercisable at $5.30 per share) at $3.60 per share to certain institutional investors in a private offering (“April 2004 PIPE”) , exempt from registration under Section 4(2) of the Securities Act of 1933. In addition to a cash fee, the placement agent also received 61,806 common stock warrants (exercisable at $5.30 per share) in connection with this offering.

We believe that our cash on hand at March 31, 2004 of $6,543,521 and the net proceeds received from the April 2004 PIPE will be sufficient to enable us to meet our financing and operating obligations through at least September 30, 2005. We will require more cash to fund our operations over the long-term and believe that we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at March 31, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$235,000	$107,000	$128,000	$—	$—

In connection with the operating lease for our office space in Newton, Massachusetts included in the table above, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with that bank. As of March 31, 2004, we held $21,933 of restricted cash. The letter of credit expires on May 31, 2004, and we expect to renew the letter of credit for an additional 12 months prior to its expiration.

In addition to the contractual obligations described above, we have entered into contracts with a clinical research organization and a data management company in connection with our Phase I clinical trial of DAVANAT®-1. Our expenditure commitments under the two contracts represent 5% and 15% of the contracted budgetary amounts respectively. Although the two contracts are cancelable upon 30 days’ notice, we intend to continue the services through completion of the Phase I clinical trials in calendar 2004. Our remaining obligation under the two contracts at March 31, 2004 is approximately $252,000.

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

We Have Incurred Net Losses to Date and Depend on Outside Capital. Our accumulated deficit as of March 31, 2004 was $14,560,573. We will need to continue to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial operating losses for the next several years. Accordingly, we will not be generating sales or other revenue and will remain dependent on outside sources of financing during that time. If we are unable to raise funds from outside sources for our continuing operations, we may be adversely affected.

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

Based on the $6,543,521 of cash and cash equivalents on hand at March 31, 2004 and the net proceeds realized from the private offering on April 7, 2004, we believe we have sufficient cash to fund our operations through at least September 30, 2005.

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

We Depend on Key Individuals to Develop Our Products and Pursue Collaborations. We are highly dependent on Dr. David Platt, President and Chief Executive Officer; Dr. Anatole Klyosov, our Chief Scientist (on a consulting basis) and member of our Scientific Advisory Board; and Dr. Eliezer Zomer, Vice President, Manufacturing and Product Development. The loss of any of these persons, or failure to attract or retain other key personnel, could prevent us from pursuing collaborations or developing our products and core technologies.

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

Large Sales Could Reduce the Trading Price of Our Common Stock. We listed our common stock on the American Stock Exchange in September 2003, prior to which our stock traded on the OTC Bulletin Board. Accordingly, there is a limited history of trading of our stock on a national exchange and, based on varying trading volume to date, our stock could be considered “thinly traded.” In the last six months of 2003 we undertook the registration on behalf of certain of our stockholders a total of 11,358,835 shares of our common stock and 832,635 shares of stock issuable upon exercise of immediately-exercisable warrants. On May 3, 2004, we undertook the registration of an additional 1,286,111 shares of common stock and 679,863 shares of stock issuable upon exercise of immediately-exercisable warrants on behalf of certain of our stockholders. In general, shares of registered common stock may be re-sold into the public markets without volume or other restrictions. Large sales of our registered shares could place substantial downward pressure on the trading price of our common stock, particularly if the amount sold significantly exceeds the then-current trading volume of our stock.

Downward Pressure on Our Stock Price Could Result if Certain Stockholders Become Short-term Investors. We sold shares of common stock and warrants to purchase common stock in so-called PIPE (Private Investment in Public Equity) transactions in October 2003 and April 2004 to investors who, as an incentive to purchase our securities in private placements, required us promptly to register their shares (including shares issuable upon exercise of the warrants) for resale into the public markets. We may enter into similar financing transactions in the future with the same or different investors. Because such investors typically receive registered shares well in advance of the expiration of the holding periods under Rule 144 of the Securities Act, they may choose to sell their shares after a short period of holding our stock. If sufficient quantities of stock are sold during a brief interval of time, this could result in downward pressure on the market price for shares of our publicly-traded common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Pro-Pharmaceuticals, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within Pro-Pharmaceuticals, Inc. particularly during the period in which this Report was being prepared, and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II –OTHER INFORMATION

Item 1. Legal Proceedings

In May 2003 a former employee commenced a lawsuit in Massachusetts Superior Court against us and filed a related complainant letter with the Occupational Safety and Health Administration of the U.S. Department of Labor. The plaintiff asserted claims for wrongful discharge in violation of public policy and of employee protection provided for under the Sarbanes-Oxley Act of 2002, and seeks monetary damages and reinstatement of her position. In August 2003, the Department of Labor dismissed the complaint. The plaintiff objected and requested a hearing by an Administrative Law Judge at the Department. The hearing occurred in April 2004 and a decision is not expected until late 2004. In October 2003 we received an informal inquiry from the Securities and Exchange Commission requesting information related to the foregoing and we timely responded prior to year-end. On May 14, 2004, the Commission requested transcripts of testimony taken prior to and at the hearing, post-hearing briefs and other information. We intend to comply.

On February 13, 2004, we received an order from the Commonwealth of Massachusetts to provide information concerning our offerings of securities. We timely responded and have not received further communication from the state on this matter. We believe the Massachusetts’ investigation may be related to the matters disclosed in the preceding paragraph.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Document	Note Reference
3.1	Articles of Incorporation of the Registrant, dated January 26, 2001	1

3.2	Amended and Restated By-laws of the Registrant	2

10.1	Assignment and Assumption Agreement, dated April 23, 2001, by and between Developed Technology Resource, Inc. and DTR-Med Pharma Corp.	1

10.2	Stock Exchange Agreement, dated April 25, 2001, by and among Developed Technology Resource, Inc., DTR-Med Pharma Corp., Pro-Pharmaceuticals, Inc. (Massachusetts) and the Shareholders (as defined therein)	1

10.3	Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan	2

10.4	Consulting Agreement, dated as of March 14, 2002, as amended November 14, 2002, by and between Pro-Pharmaceuticals, Inc. and Burton Firtel	4

10.5	Consulting Agreement, dated as of January 16, 2003, by and between Pro-Pharmaceuticals, Inc. and David H. Smith	4

Exhibit Number	Description of Document	Note Reference
10.6	Employment Agreement, dated effective as of April 1, 2003, by and between Pro-Pharmaceuticals, Inc. and David A. Christopher (Agreement Terminated)	5

10.7	Securities Purchase Agreement, dated October 2, 2003, by and among Pro-Pharmaceuticals, Inc. and the Purchasers named therein	6

10.8	Registration Rights Agreement, dated October 2, 2003, by and among Pro-Pharmaceuticals, Inc. and the Purchasers named therein	6

10.9	Form of Common Stock Purchase Warrant issued to Rodman & Renshaw, Inc.	6

10.10	Form of Common Stock Purchase Warrant issued to the Purchasers under the Securities Purchase Agreement	6

10.11	Pro-Pharmaceuticals, Inc. 2003 Non-employee Director Stock Incentive Plan	7

10.12	Consulting Agreement, dated as of November 12, 2003, by and between Pro-Pharmaceuticals, Inc. and Charles F. Harney	8

10.13	Employment Agreement, dated effective as of January 2, 2004, by and between Pro-Pharmaceuticals, Inc. and David Platt	8

16.1	Letter from Scillia Dowling & Natarelli LLC to the Commission, dated February 25, 2002, concerning change in certifying accountant	3

16.2	Letter from Scillia Dowling & Natarelli LLC to the Commission, dated March 7, 2002, concerning change in certifying accountant	3

21.1	Subsidiaries of the Registrant	8

23.1	Independent Auditors’ Consent of Deloitte & Touche LLP	8

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
1	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.
2	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2001, as filed with the Commission on November 14, 2001.
3	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as filed with the Commission on March 8, 2002.
4	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Commission on March 31, 2003.
5	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2003, as filed with the Commission on August 14, 2003.
6	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as filed with the Commission on October 10, 2003 for the period October 2, 2003.

7	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, as filed with the Commission on October 22, 2003.
8	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.

(b)	Reports on Form 8-K

On April 9, 2004, we filed a Current Report on Form 8-K under Item 5 to report the completion of a private placement of 1,236,111 shares of common stock and 618,057 common stock warrants.

On February 25, 2004, we filed a Current Report on Form 8-K under Item 5 which contained an exhibit of our press release dated such date in which we disclosed the counterclaim against us initiated by GlycoGenesys, Inc. and Dr. Platt’s notice of intent to terminate his license with such company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2004.

PRO-PHARMACEUTICALS, INC.

By	/s/ David Platt
Name: David Platt, Ph.D. Title: Chief Executive Officer

/s/ Charles F. Harney
Name: Charles F. Harney Title: Chief Financial Officer