Form 10-Q
period 2004-06-30
PRO PHARMACEUTICALS INC
filed 2004-08-16
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of August 13, 2004 was 27,315,411.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

Our website address is www.pro-pharmaceuticals.com.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,776	$7,608
Prepaid expenses and other current assets	98	88

Total current assets	8,874	7,696

PROPERTY AND EQUIPMENT - NET	108	144
INTANGIBLE ASSETS - NET	160	135
DEPOSITS AND OTHER ASSETS	27	27

TOTAL ASSETS	$9,169	$8,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$96	$144
Accounts payable - related party	11	22
Accrued expenses - related party	19	—
Other accrued expenses	572	212

Total current liabilities	698	378

CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized, 25,315,411 and 24,079,300 shares of common stock issued and outstanding at June 30, 2004 and December 31, 2003, respectively; Undesignated shares, $.01 par value; 10,000,000 and 5,000,000 shares authorized at June 30, 2004 and December 31, 2003, respectively; none issued and outstanding	25	24
Additional paid-in capital	24,416	20,376
Deferred compensation	(5)	(70)
Deficit accumulated during the development stage	(15,965)	(12,706)

Total stockholders’ equity	8,471	7,624

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,169	$8,002

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO JUNE 30, 2004

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2004

	2004	2003	2004	2003
OPERATING EXPENSES: (a)
Research and development	$522	$408	$1,373	$802	$5,801
General and administrative	915	574	1,937	1,137	8,088

Total operating expenses	(1,437)	(982)	(3,310)	(1,939)	(13,889)

INTEREST AND OTHER INCOME	32	7	51	19	170

INTEREST AND OTHER EXPENSES:
Amortization of debt discount on convertible notes	—	—	—	—	1,258
Debt conversion expense	—	—	—	—	503
Interest expense on convertible notes	—	—	—	—	485

Total interest and other expenses	—	—	—	—	(2,246)

NET LOSS	$(1,405)	$(975)	$(3,259)	$(1,920)	$(15,965)

NET LOSS PER SHARE - BASIC AND
DILUTED	$(0.06)	$(0.05)	$(0.13)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	25,227,817	20,343,571	24,653,558	20,168,378

(a) The following summarizes the allocation of the stock-based compensation charge:

Research and development	$4	$—	$6	$—	$141
General and administrative	36	37	117	84	853

Total	$40	$37	$123	$84	$994

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO JUNE 30, 2004

(In thousands)

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2004

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,259)	$(1,920)	$(15,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	37	190
Stock-based compensation expense	123	84	994
Amortization of deferred extension costs through interest expense	—	—	168
Settlement of accrued interest through issuance of common stock	—	—	10
Amortization of debt discount on convertible notes	—	—	1,258
Writeoff of intangible assets	—	—	107
Debt conversion expense	—	—	503
Interest expense related to issuance of warrants to purchase common stock	—	—	236

Changes in current assets and liabilities:
Prepaid expenses and other current assets	(10)	(21)	(95)
Deposits and other assets	—	—	(27)
Accounts payable and accrued expenses	320	36	816

Net cash used in operating activities	(2,782)	(1,784)	(11,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(39)	(272)
Increase in patents costs and other assets	(34)	(31)	(185)

Net cash used in investing activities	(34)	(70)	(457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	3,984	1,724	19,795
Net proceeds from issuance of convertible notes payable	—	—	1,320
Repayment of convertible notes payable	—	—	(86)
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	3,984	1,724	21,038

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,168	(130)	8,776
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,608	1,921	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,776	$1,791	$8,776

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$19

NONCASH FINANCING ACTIVITIES
Issuance of warrants in connection with equity offerings	$—	$—	$2,606
Conversion of accrued expenses into common stock	—	303	303
Cashless exercise of employee stock options	—	—	74
Conversion of convertible notes and accrued interest into common stock	—	—	1,220
Conversion of extension costs related to convertible notes into common stock	—	—	171
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

The consolidated financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of June 30, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and June 30, 2003. All adjustments made to the interim financial statements included all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

As shown in the consolidated financial statements, the Company incurred net losses of $15,965 for the cumulative period from inception (July 10, 2000) through June 30, 2004. The Company’s net losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future research, discovery, development and commercialization activities, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through June 30, 2004, the Company has raised $21,115 in capital and used $11,805 in its operations. The capital was raised through (i) the issuance of convertible notes; (ii) the sale of common stock through a public offering; and (iii) the sale of common stock and warrants through private placements. On August 12, 2004, subsequent to the end of the quarter, the Company raised additional net proceeds of approximately $5,500 from the sale of 2,000,000 shares of common stock and 2,000,000 common stock warrants to certain institutional investors in a private offering (Note 4). Based on the $8,776 of cash and cash equivalents on hand at June 30, 2004 and the net proceeds realized from the private offering on August 12, 2004, management believes the Company has sufficient cash to fund its operations through at least December 31, 2005.

The Company is subject to a number of risks similar to those of other development-stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, dependence on third-party collaborators for research operations, need for regulatory approval of products, risks associated with protection of intellectual property, and competition with larger, better-capitalized companies. Successful completion of the Company’s development program, achieving a level of revenues adequate to support the Company’s cost structure and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development and commercialization activities.

2.	STOCK-BASED COMPENSATION

Stock-Based Compensation – The Company accounts for stock-based compensation to employees and non-employee directors under the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and the related interpretations. Under APB No. 25, no compensation expense is recognized for stock options and restricted stock awards granted at fair market value and with fixed terms. The Company uses the fair value method to account for stock-based compensation granted to all other non-employees.

Had the Company used the fair-value method to measure all stock-based compensation awarded to employees and non-employee directors, the Company’s net loss and basic and diluted loss per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2004

	2004	2003	2004	2003
Net loss—as reported	$(1,405)	$(975)	$(3,259)	$(1,920)	$(15,965)
Add stock-based compensation expense to employees and non-employee directors included in reported net loss	—	—	—	—	114
Deduct stock-based compensation to employees and non-employee directors determined under the fair value method	(228)	(85)	(457)	(125)	(3,750)

Net loss—pro forma	$(1,633)	$(1,060)	$(3,716)	$(2,045)	$(19,601)

Basic and diluted loss per share:
As reported	$(0.06)	$(0.05)	$(0.13)	$(0.10)
Pro forma	$(0.06)	$(0.05)	$(0.15)	$(0.10)

3.	OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	June 30, 2004	December 31, 2003
Legal and accounting fees	$144	$142
Scientific and clinical fees	393	40
Accrued vacation	23	14
Other	12	16

Total	$572	$212

4.	STOCKHOLDERS’ EQUITY

On April 7, 2004, the Company closed a private equity offering, structured as a “PIPE” (Private Investment in Public Equity) and exempt from registration under Section 4(2) of the Securities Act of 1933, in which it sold to certain institutional investors 1,236,111 shares of common stock and 618,056 common stock warrants (exercisable at $5.30 per share) at $3.60 per share for proceeds of approximately $3,984, net of cash issuance costs of approximately $466. The placement agent also received 61,806 common stock warrants (exercisable at $5.30 per share) in connection with this offering. The exercise price of the warrants issued to the investors and placement agent is subject to adjustment in the future, if the Company were to sell shares of its common stock at a price below the established exercise price of the warrants.

Since the shares of common stock issued in the April 2004 PIPE were sold at a discount to their fair value, the exercise price of the common stock warrants granted to the investors and placement agent in the Company’s October 2003 PIPE of $5.29 and $6.86 per share, respectively, have been adjusted to $5.03 and $6.53 per share, respectively.

At the Company’s annual meeting of stockholders held on May 25, 2004, the following three proposals were approved by the stockholders: (1) adoption of the Pro-Pharmaceuticals, Inc. 2003 Non-Employee Director Stock Incentive Plan which permits awards of an aggregate of up to 1,000,000 stock options to non-employee directors exercisable to purchase shares of common stock; (2) a 3,000,000 share increase in the number of shares of common stock subject to the Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the “Incentive Plan”) such that the total number of shares subject to awards under the Incentive Plan is 5,000,000; and (3) a 5,000,000 share increase in the number of “undesignated” shares of capital stock that the Company is authorized to issue such that the total number of authorized “undesignated” shares is 10,000,000.

On August 12, 2004, the Company closed a private offering, structured as a “PIPE” (Private Investment in Public Equity) and exempt from registration under Section 4(2) of the Securities Act of 1933, in which it sold to certain institutional investors 2,000,000 shares of common stock and 2,000,000 common stock warrants (exercisable at $4.20 per share) at $3.00 per share for proceeds of approximately $5,500, net of cash issuance costs of approximately $500. The placement agent also received 100,000 common stock warrants (exercisable at $4.20 per share) in connection with this offering.

5.	CONTINGENCIES

In May 2003, a former employee commenced a lawsuit in Massachusetts Superior Court against the Company and filed a related complainant letter with the Occupational Safety and Health Administration of the U.S. Department of Labor. The plaintiff asserted claims for wrongful discharge in violation of public policy and of employee protection provided for under the Sarbanes-Oxley Act of 2002, and seeks monetary damages. In August 2003, the Department of Labor dismissed the complaint. The plaintiff objected and requested a hearing by an Administrative Law Judge at the Department. The hearing occurred in April 2004 and a decision is not expected until late 2004. In October 2003, the Company received an informal inquiry from the Securities and Exchange Commission (the “SEC”) requesting information related to the foregoing and timely responded prior to year-end. The Company also complied with a May 14, 2004 request from the SEC to provide copies of transcripts of testimony taken prior to and at the hearing, post-hearing briefs and other information.

In February 2004, the Company received an order from the Commonwealth of Massachusetts to provide information concerning its offerings of securities. The Company timely responded, and has not received further communication from the state on this matter. The Company believes the Massachusetts investigation may be related to the matters disclosed in the preceding paragraph.

Each of the foregoing matters is subject to various uncertainties, and it is possible one or more may be resolved unfavorably. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In January 2004, Dr. Platt, the Company’s Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In its answer, GlycoGenesys named the Company as a counterclaim defendant alleging tortious interference and misappropriation of proprietary rights, and seeks monetary damages and injunctive relief related to the Company’s intellectual property. In March 2004, the Company answered the counterclaim and denied any liability. On June 15, 2004, the Court allowed, without opposition, a motion of GlycoGenesys for leave to file a supplemental counterclaim against the Company for defamation and unfair competition. The Company and Dr. Platt intend to contest these counterclaims vigorously and believe they will ultimately prevail. However, if the Company does not prevail, there could be a material adverse impact on the financial position, results of operations or cash flows of the Company.

6. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current year presentation.

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except share and per share data)

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

Overview

We are a development-stage company engaged in research and development of drug technologies to enable targeted delivery of chemotherapy drugs. We intend initially to “reformulate” existing widely used chemotherapies with our proprietary carbohydrate compounds. We believe our technology may increase the body’s tolerance to these toxic drugs by targeting the delivery directly to cancerous cells and increase the efficacy of the drugs, thereby creating a preferable treatment to existing first line oncology regimens. Our goal is to develop and commercialize a new generation of reformulated drugs enabling targeted delivery. For additional information, please see “Item 1. Business — Business of Pro-Pharmaceuticals” included in our Annual Report on Form 10-K for the year ended December 31, 2003.

All of our drug candidates are currently in preclinical and clinical development. To commercialize our drug candidates, we will be required to successfully complete preclinical studies and clinical trials to obtain regulatory approvals. We do not expect to file a New Drug Application (“NDA”) for a drug candidate before 2006 even if development of our drug candidates continues successfully. Any delay in obtaining or failure to obtain required approvals will materially adversely affect our ability to generate revenues from commercial sales or licenses relating to our drug candidates. We expect our sources of funding for the next several years to come from finance transactions.

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of $15,965 for the cumulative period from inception (July 10, 2000) through June 30, 2004. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

From inception (July 10, 2000) through June 30, 2004, we have raised $21,115 in capital and used $11,805 in our operations. The capital was raised through (i) the issuance of convertible notes; (ii) the sale of common stock through a public offering; and (iii) the sale of common stock and warrants through private placements. On August 12, 2004, we raised additional net proceeds of approximately $5,500 from the sale of 2,000,000 shares of common stock and 2,000,000 common stock warrants to institutional investors in a private offering. Based on the $8,776 of cash and cash equivalents on hand at June 30, 2004 and the net proceeds realized from the private offering on August 12, 2004, we believe we have sufficient cash to fund our operations through at least December 31, 2005.

Because we lack revenue and must continue our research and development, we must continually identify new sources of capital and complete financing transactions in order to continue our business. We must also continually monitor the monthly “burn rate” of our capital resources.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Research and Development Expenses. Research and development expenses were $522 during the three months ended June 30, 2004, or 28% higher than the $408 incurred in during the three months ended June 30, 2003. Research and development expenses primarily represent costs of outside laboratories, clinical research organizations, data management services, medical consultants, drug manufacturing for clinical trials and salaries and other personnel-related expenses, including stock compensation. We began our Phase I clinical trial of DAVANAT® alone and in combination with the proven chemotherapeutic drug 5-FU (DAVANAT®- 1) in February 2003 and announced the interim results on June 23, 2004. We are in the sixth and final cohort of Phase I. We initiated our Phase II clinical trial of DAVANAT®- 1 in January 2004. The increase in research and development costs in the three months ended June 30, 2004 reflects the start-up and initiation costs for the Phase II clinical trial ($135). We expect the Phase I and Phase II trials to be completed in calendar 2004 and 2005, respectively. We are continuing to develop our pipeline of additional drug candidates. Accordingly, we expect that our research and development costs will continue to increase in 2004 and thereafter and could comprise a higher percentage of our annual expenditures.

General and Administrative Expenses. General and administrative expenses were $915 during the three months ended June 30, 2004, or 59% higher than the $574 during the three months ended June 30, 2003. General and administrative expenses primarily represent salaries and other personnel-related expenses, including stock compensation, legal and accounting fees, consultants, corporate governance, insurance, rent, depreciation and other office costs. The increase in costs in the three months ended June 30, 2004 was primarily due to (a) higher legal fees ($241), principally costs related to ongoing litigation, (b) increased investor relations activities ($37) and (c) higher corporate governance and other costs associated with being a publicly-traded exchange-listed company ($32). We expect our general and administrative costs to continue at current levels, or perhaps increase further, depending primarily on the litigation costs.

Interest and Other Income. Interest and other income for the three months ended June 30, 2004 was $32 compared to $7 for the three months ended June 30, 2003, and primarily consists of interest income on short-term investments. The increase in interest income is due to higher average cash balances as we raised new financing of approximately $8,221 in the second half of fiscal 2003 and $3,984 in the first half of fiscal 2004 compared to $3,035 in the second half of fiscal 2002 and $1,724 in the first half of fiscal 2003. Average interest rates in 2004 were comparable to the average interest rates in 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Research and Development Expenses. Research and development expenses were $1,373 during the six months ended June 30, 2004, or 71% higher than the $802 incurred during the six months ended June 30, 2003. As described above, we began our Phase I clinical trial of DAVANAT® and DAVANAT®- 1 in February 2003, which is in its sixth and final cohort, and we initiated our Phase II clinical trial of DAVANAT®- 1 in January 2004. The increase in research and development costs in the six months ended June 30, 2004 reflects the impact of a full six months’ costs for the Phase I clinical trial ($395) and start-up and initiation costs for the Phase II clinical trial ($177). We expect the Phase I and Phase II trials to be completed in calendar 2004 and 2005, respectively. We are continuing to develop our pipeline of additional drug candidates. Accordingly, we expect that our research and development costs will continue to increase in 2004 and thereafter and could comprise a higher percentage of our annual expenditures.

General and Administrative Expenses. General and administrative expenses were $1,937 during the six months ended June 30, 2004, or 71% higher than the $1,137 during the six months ended June 30, 2003. The increase in costs in the six months ended June 30, 2004 was primarily due to (a) higher legal fees ($618), principally costs related to ongoing litigation, (b) increased investor relations activities ($60) and (c) higher corporate governance and other costs associated with being a publicly-traded exchange-listed company ($89).

Interest and Other Income. Interest and other income for the six months ended June 30, 2004 was $51 compared to $19 for the six months ended June 30, 2003, and primarily consists of interest income on short-term investments. As described above, the increase in interest income is due to higher average cash balances in 2004 resulting from larger financings in the second half of 2003 and first half of 2004. Average interest rates in 2004 were comparable to the average interest rates in 2003.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations primarily through private placements of convertible debt, shares of common stock and warrants, and a public offering of shares of common stock. As of June 30, 2004, we have raised a total of $21,115 from these offerings and had $8,776 of available cash.

Net cash used in operations increased to $2,782 for the six months ended June 30, 2004 from $1,784 for the six months ended June 30, 2003, primarily due to the clinical research and data management costs incurred in connection with our clinical trials ($220) and to higher general and administrative expenses ($775).

Net cash used in investing activities decreased to $34 for the six months ended June 30, 2004 from $70 for the six months ended June 30, 2003 because we did not purchase property and equipment during such period in 2004. The lower fixed asset purchases is due to the timing of the expenditures, as we expect to spend approximately $75 for leasehold improvements and other equipment over the remainder of calendar 2004.

Net cash provided by financing activities was $3,984 for the six months ended June 30, 2004 compared to $1,724 for the comparable period in 2003. On April 7, 2004, we raised $3,984 (net of cash issuance costs of approximately $466) from the sale of 1,236,111 shares of common stock and 618,056 common stock warrants (exercisable at $5.30 per share) at $3.60 per share to certain institutional investors in a private offering, exempt from registration under Section 4(2) of the Securities Act of 1933. In addition to a cash fee, the placement agent also received 61,806 common stock warrants (exercisable at $5.30 per share) in connection with this offering. Net cash provided by financing activities in the six months ended June 30, 2003 resulted primarily from the sale of 1,088,000 shares of common stock in a private placement that concluded on January 14, 2003 and $491 received as of June 30, 2003 from the sale of common stock in a private placement that concluded on July 14, 2003.

On August 12, 2004, we raised an additional $5,500 (net of cash issuance costs of approximately $500) from the sale of 2,000,000 shares of common stock and 2,000,000 common stock warrants (exercisable at $4.20 per share) at $3.00 per share to certain institutional investors in a private equity offering (“August 2004 PIPE”), exempt from registration under Section 4(2) of the Securities Act of 1933. In addition to a cash fee, the placement agent also received 100,000 common stock warrants (exercisable at $4.20 per share) in connection with this offering.

We believe that our cash on hand at June 30, 2004 of $8,776 and the net proceeds received from the August 2004 PIPE will be sufficient to enable us to meet our financial and operating obligations through at least December 31, 2005. We will require more cash to fund our operations over the long-term and believe that we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at June 30, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Clinical trial and related scientific contracts	$476	$476	$—	$—	$—
Operating leases	208	108	100	—	—

Total Payments Due Under Contractual Obligations	$684	$584	$100	$—	$—

Approximately $103 of the clinical trial and related scientific obligations relate to the Phase I clinical trial, primarily contract research, data collection and data management expenses. The $373 balance of the clinical trial and related scientific obligations relates to pre-clinical animal studies being conducted in connection with the Phase II clinical trial.

In connection with the operating lease for our office space in Newton, Massachusetts included in the table above, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with that bank. As of June 30, 2004, we held $22 of restricted cash. The letter of credit expires on May 31, 2005, and we expect to renew the letter of credit for an additional 12 months prior to its expiration.

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

Application of Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, income taxes, accrued expenses, stock-based compensation, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information before deciding to invest in our common stock. The risks described below are not the only ones facing our company. Additional risks not presently known to us, or that we currently consider immaterial, may also adversely affect our business. We have attempted to identify below the major factors that could cause differences between actual and planned or expected results, but we cannot assure you that we have identified all of those factors.

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

We Have Incurred Net Losses To Date And Depend On Outside Capital. Our accumulated deficit as of June 30, 2004 was $15,965. We will need to continue to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial operating losses for the next several years. Accordingly, we will not be generating sales or other revenue and will remain dependent on outside sources of financing during that time. If we are unable to raise funds from outside sources for our continuing operations, we may be adversely affected.

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

Based on the $8,776 of cash and cash equivalents on hand at June 30, 2004 and the net proceeds received from the August 2004 PIPE, we believe we have sufficient cash to fund our operations through at least December 31, 2005.

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

We Have Only Recently Begun Clinical Trials And Results Are Uncertain. We have one product candidate in human clinical trials. Pre-clinical results in animal studies are not necessarily predictive of outcomes in human clinical trials. Clinical trials are expensive and time-consuming, and may not be successful. They involve the testing of potential therapeutic agents, or effective treatments, in humans, typically in three phases, to determine the safety and efficacy of the product candidates necessary for an approved drug. Many products in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our products progress successfully through initial human testing, they may fail in later stages of development. We will be dependent on others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. These trials may not start or be completed as we forecast, or may be unsuccessful.

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

Our Lack Of Operating Experience May Cause Us Difficulty In Managing Our Growth. We have no direct experience in manufacturing or procuring products in commercial quantities, conducting other later-stage phases of the regulatory approval process, selling pharmaceutical products or licensing our technology, or negotiating, establishing and maintaining strategic relationships. Any growth of our company will require us to expand our management and our operational and financial systems and controls. If we are unable to do so, our business and financial condition would be materially harmed. If rapid growth occurs, it may strain our operational, managerial and financial resources.

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

We Have Been Named a Counterclaim Defendant in a Lawsuit Instituted by Dr. Platt. Dr. Platt filed a lawsuit in Massachusetts in January 2004 against GlycoGenesys, Inc. for claims including breach of contract. In its answer GlycoGenesys names us as a counterclaim defendant alleging tortious interference and misappropriation of proprietary rights, and seeks monetary damages and injunctive relief related to our intellectual property. In March 2004, we answered the counterclaim and denied any liability. On June 15, 2004, the court allowed, without opposition, a motion of GlycoGenesys for leave to file a supplemental counterclaim for defamation and unfair competition against us. We and Dr. Platt intend to contest these counterclaims vigorously. If we do not prevail there could be a material adverse impact on our financial position, results of operations or cash flows.

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

We have been named as a counterclaim defendant in a lawsuit instituted by Dr. Platt. See “Risks Related to Pro-Pharmaceuticals” above.

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

Large Sales Could Reduce The Trading Price Of Our Common Stock. We listed our common stock on the American Stock Exchange in September 2003, prior to which our stock traded on the OTC Bulletin Board. Accordingly, there is a limited history of trading of our stock on a national exchange and, based on varying trading volume to date, our stock could be considered “thinly traded.” In the last six months of 2003 we undertook the registration on behalf of certain of our stockholders a total of 11,358,835 shares of our common stock and 832,635 shares of stock issuable upon exercise of immediately-exercisable warrants. On May 3, 2004, we registered an additional 1,286,111 shares of common stock and 679,862 shares of stock issuable upon exercise of immediately-exercisable warrants on behalf of certain of our stockholders. In addition, we expect to file a registration statement in September 2004 to register the 2,000,000 shares of common stock and 2,100,000 shares of common stock issuable upon exercise of warrants issued to institutional investors and to the placement agent in a private offering on August 12, 2004. In general, shares of registered common stock may be re-sold into the public markets without volume or other restrictions. Large sales of our registered shares could place substantial downward pressure on the trading price of our common stock, particularly if the amount sold significantly exceeds the then-current trading volume of our stock.

Downward Pressure on Our Stock Price Could Result if Certain Stockholders Become Short-term Investors. We sold shares of common stock and warrants to purchase common stock in so-called “PIPE” (Private Investment in Public Equity) transactions in October 2003, April 2004 and August 2004 to investors who, as an incentive to purchase our securities in private placements, required us promptly to register their shares (including shares issuable upon exercise of the warrants) for resale into the public markets. We may enter into similar financing transactions in the future with the same or different investors. Because such investors typically receive registered shares well in advance of the expiration of the holding periods under Rule 144 of the Securities Act, they may choose to sell their shares after a short period of holding our stock. If sufficient quantities of stock are sold during a brief interval of time, this could result in downward pressure on the market price for shares of our publicly-traded common stock.

Four Principal Stockholders Own Enough Shares To Control The Company. Four of our principal stockholders, David Platt, James Czirr, Offer Binder and Anatole Klyosov own or control approximately 43% of the outstanding shares of our common stock, and Dr. Platt and Mr. Czirr together own approximately 34%. Some or all of these stockholders, acting in concert, may be able to substantially influence the election of the Board of Directors and other corporate actions requiring stockholder approval, such as recapitalization or other fundamental corporate action, as well as the direction and policies of our company. Such concentration of ownership also could have the effect of delaying, deterring or preventing a change in control of the company that might otherwise be beneficial to stockholders.

Changes In Laws, Regulations And Financial Accounting Standards May Affect Our Reported Results Of Operations. The Sarbanes-Oxley Act of 2002 and related regulations, including rule changes adopted by stock exchanges in connection with such legislation, may result in changes in accounting standards or accepted practices within our industry and could add significant new costs to being a public company. New laws, regulations and accounting standards, as well as potential changes to currently accepted accounting practices, including the expensing of stock options, could adversely affect our reported financial results and negatively affect our stock price. Additional unanticipated expenses incurred to comply with new requirements could also negatively impact our results of operations.

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

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Pro-Pharmaceuticals, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within Pro-Pharmaceuticals, Inc. particularly during the period in which this Report was being prepared, and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II –OTHER INFORMATION

Item 1. Legal Proceedings

In May 2003, a former employee commenced a lawsuit in Massachusetts Superior Court against us and filed a related complainant letter with the Occupational Safety and Health Administration of the U.S. Department of Labor. The plaintiff asserted claims for wrongful discharge in violation of public policy and of employee protection provided for under the Sarbanes-Oxley Act of 2002, and seeks monetary damages. In August 2003, the Department of Labor dismissed the complaint. The plaintiff objected and requested a hearing by an Administrative Law Judge at the Department. The hearing occurred in April 2004 and a decision is not expected until late 2004. In October 2003, we received an informal inquiry from the Securities and Exchange Commission (the “SEC”) requesting information related to the foregoing and we timely responded prior to year-end. We also complied with a May 14, 2004 request from the SEC to provide copies of transcripts of testimony taken prior to and at the hearing, post-hearing briefs and other information.

In February 2004, we received an order from the Commonwealth of Massachusetts to provide information concerning our offerings of securities. We timely responded and have not received further communication from the state on this matter. We believe the Massachusetts investigation may be related to the matters disclosed in the preceding paragraph.

Each of the foregoing matters is subject to various uncertainties, and it is possible one or more may be resolved unfavorably. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

In January 2004, Dr. Platt, our Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In its answer GlycoGenesys names us as a counterclaim defendant alleging tortious interference and misappropriation of proprietary rights, and seeks monetary damages and injunctive relief related to our intellectual property. In March 2004, we answered the counterclaim and denied any liability. On June 15, 2004, the Court allowed, without opposition, a motion of GlycoGenesys for leave to file a supplemental counterclaim against us for defamation and unfair competition. We and Dr. Platt intend to contest these counterclaims vigorously and believe we will ultimately prevail. However, if we do not prevail, there could be a material adverse impact on our financial position, results of operations or cash flows.

Item 2. Changes in Securities

On April 7, 2004, we closed a private equity offering, structured as a “PIPE” (Private Investment in Public Equity) and in reliance on the exemption under Section 4(2) of the Securities Act of 1933, in which we sold to institutional investors 1,236,111 shares of our common stock and 618,056 five-year warrants (exercisable at $5.30 per share, subject to adjustment) at $3.60 per share. We received proceeds of approximately $3,984,000 net of transaction expenses of approximately $466,000 (inclusive of placement agent commissions). The placement agent also received 61,806 warrants (exercisable at $5.30 per share, subject to adjustment). Pursuant to contemporaneous registration rights agreements, we registered the resale of the shares (including shares issuable upon exercise of the warrants) by the investors and the placement agent on Form S-3 (file no. 333-115118), which the Securities and Exchange Commission declared effective on May 13, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of our stockholders at our Annual Meeting of Stockholders held on May 25, 2004, with vote tabulations as indicated below.

1. Stockholders who voted elected eight directors to one-year terms. The vote tabulations for individual directors were as follows:

Name	Shares For	Shares Withheld
Edgar Ben-Josef	20,151,473	5,968
Mildred S. Christian	20,145,873	11,568
Dale H. Conaway	20,151,473	5,968
Burton C. Firtel	20,151,473	5,968
David Platt	20,151,473	5,968
Steven Prelack	20,151,473	5,968
Jerald K. Rome	20,150,473	6,968
David H. Smith	20,151,473	5,968

2. Stockholders who voted adopted the Pro-Pharmaceuticals, Inc. 2003 Non-Employee Director Stock Incentive Plan by a vote of 15,460,658 votes for, 876,566 votes against, 462,634 abstentions and 3,357,583 broker non-votes.

3. Stockholders who voted approved an amendment of our Articles of Incorporation to increase the number of authorized “undesignated” shares of capital stock from 5,000,000 to 10,000,000 by a vote of 16,491,783 votes for, 290,408 votes against, 17,667 abstentions and 3,357,583 broker non-votes.

4. Stockholders who voted approved an amendment of the Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan to increase the number of shares subject to such plan from 2,000,000 to 5,000,000 by a vote of 15,791,769 votes for, 476,288 votes against, 529,801 abstentions and 3,357,583 broker non-votes.

5. Stockholders who voted approved the ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2004 by a vote of 20,142,341 for, 15,000 against, 100 abstentions and 0 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Document
3.3	Certificate of Amendment to Articles of Incorporation of Pro-Pharmaceuticals, Inc. filed with the Nevada Secretary of State on May 28, 2004

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On June 23, 2004, we filed a Current Report on Form 8-K under Item 5 which contained an exhibit of our press release dated such date to report interim Phase I results of our clinical trial of DAVANAT®- 1 in refractory solid tumor cancer patients.

On April 9, 2004, we filed a Current Report on Form 8-K under Item 5 to report the completion of a private placement of 1,236,111 shares of common stock and 618,056 common stock warrants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2004.

PRO-PHARMACEUTICALS, INC.

By	/s/ David Platt
Name:	David Platt, Ph.D.
Title:	Chief Executive Officer

/s/ Charles F. Harney
Name:	Charles F. Harney
Title:	Chief Financial Officer