Form 10-Q
period 2004-09-30
PRO PHARMACEUTICALS INC
filed 2004-11-19
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of November 11, 2004 was 27,315,411.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

		PAGE
	PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	3

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and September 30, 2003, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2004	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2003, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2004	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4.	Controls and Procedures	17

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 6.	Exhibits	18

SIGNATURES		18

Our website address is www.pro-pharmaceuticals.com.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,454	$7,608
Prepaid expenses and other current assets	68	88

Total current assets	12,522	7,696

PROPERTY AND EQUIPMENT - NET	93	144
INTANGIBLE ASSETS - NET	186	135
DEPOSITS AND OTHER ASSETS	27	27

TOTAL ASSETS	$12,828	$8,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$340	$144
Accounts payable - related party	—	22
Accrued expenses	267	212

Total current liabilities	607	378

CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized, 27,315,411 and 24,079,300 shares of common stock issued and outstanding at September 30, 2004 and December 31, 2003, respectively; Undesignated shares, $.01 par value; 10,000,000 and 5,000,000 shares authorized at September 30, 2004 and December 31, 2003, respectively; none issued and outstanding	27	24
Additional paid-in capital	29,924	20,376
Deferred compensation	(2)	(70)
Deficit accumulated during the development stage	(17,728)	(12,706)

Total stockholders’ equity	12,221	7,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,828	$8,002

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO SEPTEMBER 30, 2004

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2004
	2004	2003	2004	2003
OPERATING EXPENSES: (a)
Research and development	$666	$454	$2,039	$1,256	$6,467
General and administrative	1,133	946	3,070	2,083	9,221

Total operating expenses	(1,799)	(1,400)	(5,109)	(3,339)	(15,688)

INTEREST AND OTHER INCOME	36	18	87	37	206

INTEREST AND OTHER EXPENSES:
Amortization of debt discount on convertible notes	—	—	—	—	1,258
Debt conversion expense	—	—	—	—	503
Interest expense on convertible notes	—	—	—	—	485

Total interest and other expenses	—	—	—	—	(2,246)

NET LOSS	$(1,763)	$(1,382)	$(5,022)	$(3,302)	$(17,728)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.07)	$(0.06)	$(0.20)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	26,380,628	22,343,154	25,229,248	21,010,099

(a) The following summarizes the allocation of the stock-based compensation charge:

Research and development	$1	$—	$7	$—	$142
General and administrative	—	163	117	247	853

Total	$1	$163	$124	$247	$995

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO SEPTEMBER 30, 2004

(In thousands)

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,022)	$(3,302)	$(17,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63	59	209
Stock-based compensation expense	124	247	995
Amortization of deferred extension costs through interest expense	—	—	168
Settlement of accrued interest through issuance of common stock	—	—	10
Amortization of debt discount on convertible notes	—	—	1,258
Writeoff of intangible assets	—	—	107
Debt conversion expense	—	—	503
Interest expense related to issuance of warrants to purchase common stock	—	—	236

Changes in current assets and liabilities:
Prepaid expenses and other current assets	21	26	(64)
Deposits and other assets	—	—	(27)
Accounts payable and accrued expenses	228	36	724

Net cash used in operating activities	(4,586)	(2,934)	(13,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(39)	(272)
Increase in patent costs and other assets	(64)	(48)	(215)

Net cash used in investing activities	(64)	(87)	(487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	9,496	5,888	25,307
Net proceeds from issuance of convertible notes payable	—	—	1,320
Repayment of convertible notes payable	—	—	(86)
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	9,496	5,888	26,550

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,846	2,867	12,454
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,608	1,921	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,454	$4,788	$12,454

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$19

NONCASH FINANCING ACTIVITIES
Issuance of warrants in connection with equity offerings	$393	$—	$2,999
Conversion of accrued expenses into common stock	—	303	303
Cashless exercise of employee stock options	—	—	74
Conversion of convertible notes and accrued interest into common stock	—	—	1,220
Conversion of extension costs related to convertible notes into common stock	—	—	171
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.	BASIS OF PRESENTATION

The consolidated financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of September 30, 2004 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2004 and September 30, 2003. All adjustments made to the interim financial statements included all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of Pro-Pharmaceuticals, Inc. should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

As shown in the consolidated financial statements, the Company incurred net losses of $17,728 for the cumulative period from inception (July 10, 2000) through September 30, 2004. The Company’s net losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future research, discovery, development and commercialization activities, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through September 30, 2004, the Company has raised $26,627 in capital and used $13,609 in its operations. The capital was raised through (i) the issuance of convertible notes; (ii) the sale of common stock through a public offering; and (iii) the sale of common stock and warrants through private placements. Based on the $12,454 of cash and cash equivalents on hand at September 30, 2004, management believes the Company has sufficient cash to fund its operations through at least March 31, 2006.

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

Had the Company used the fair-value method to measure all stock-based compensation awarded to employees and non-employee directors, the Company’s net loss and basic and diluted loss per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2004
	2004	2003	2004	2003
Net loss—as reported	$(1,763)	$(1,382)	$(5,022)	$(3,302)	$(17,728)
Add stock-based compensation expense to employees and non-employee directors included in reported net loss	—	—	—	—	114
Deduct stock-based compensation to employees and non-employee directors determined under the fair value method	(227)	(2,114)	(684)	(2,239)	(3,977)

Net loss—pro forma	$(1,990)	$(3,496)	$(5,706)	$(5,541)	$(21,591)

Basic and diluted loss per share:
As reported	$(0.07)	$(0.06)	$(0.20)	$(0.16)
Pro forma	$(0.08)	$(0.16)	$(0.23)	$(0.26)

3.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2004	December 31, 2003
Scientific and clinical fees	$201	$40
Unbilled legal and accounting fees	16	142
Accrued vacation	33	14
Other	17	16

Total	$267	$212

4.	STOCKHOLDERS’ EQUITY

On August 12, 2004, the Company closed a private offering, structured as a “PIPE” (Private Investment in Public Equity) and exempt from registration under Section 4(2) of the Securities Act of 1933, in which it sold to certain institutional investors 2,000,000 shares of common stock in tandem with 2,000,000 common stock warrants (exercisable at $4.20 per share) at $3.00 per share for proceeds of approximately $5,512, net of cash issuance costs of approximately $488. The placement agent also received 100,000 common stock warrants (exercisable at $4.20 per share) in connection with this offering. The exercise price of the warrants is subject to adjustment solely as a result of stock splits, recapitalizations and similar events.

On April 7, 2004, the Company closed a private equity offering, structured as a “PIPE” and exempt from registration under Section 4(2) of the Securities Act of 1933, in which it sold to certain institutional investors 1,236,111 shares of common stock and 618,056 common stock warrants (exercisable at $5.30 per share) at $3.60 per share for proceeds of approximately $3,984, net of cash issuance costs of approximately $466. The placement agent also received 61,806 common stock warrants (exercisable at $5.30 per share) in connection with this offering. The exercise price of the warrants is subject to adjustment pursuant to anti-dilution and other provisions.

Since the shares of common stock issued in the August 2004 PIPE were sold at a price below the exercise price of the warrants issued in the October 2003 and April 2004 PIPE transactions, the exercise price of the common stock warrants granted to the investors and placement agent in the Company’s October 2003 and April 2004 PIPE transactions has been adjusted to reflect the subsequent issuance of dilutive securities as provided for in the respective warrants. Accordingly, the exercise price of the warrants issued to the investors and placement agent in October 2003 has been adjusted from their original amounts of $5.29 and $6.86 per share to $4.66 and $6.05 per share, respectively. The exercise price of the warrants issued to the investors and placement agent in April 2004 has been adjusted from its original amount of $5.30 per share to $4.91 per share.

As previously disclosed in Forms 4 filed with the SEC, the Company on September 15, 2004, pursuant to the “2003 Pro-Pharmaceuticals, Inc. Non-Employee Director Stock Option Plan” adopted by the stockholders at the Company’s 2004 annual meeting, granted options to purchase its common stock to each of its directors, ranging from 250 to 9,000 per director, in consideration of service on the Board of Directors during 2003. A total of 37,750 options were granted at an exercise price of $3.86 per share.

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

In October 2003, the Company received an informal inquiry from the Securities and Exchange Commission (the “SEC”) requesting information related to the foregoing and timely responded prior to year-end. The Company also complied with a May 14, 2004 request from the SEC to provide copies of transcripts of testimony taken prior to and at the hearing, post-hearing briefs and other information. On November 8, 2004, the Company was notified that the SEC has converted the inquiry to a formal investigation, which investigation includes whether statements concerning the Company were false or misleading.

In February 2004, the Company received an order from the Commonwealth of Massachusetts to provide information concerning its offerings of securities. The Company timely responded, and has not received further communication from the state on this matter. The Company believes the Massachusetts investigation may be related to the matters disclosed in the preceding paragraphs.

Each of the foregoing matters is subject to various uncertainties, and it is possible one or more may be resolved unfavorably. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In January 2004, Dr. Platt, the Company’s Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In its filing in February 2004, GlycoGenesys asserted counterclaims against the Company and Dr. Platt alleging tortious interference and misappropriation of proprietary rights. The counterclaims seek monetary damages and injunctive relief related to the Company’s intellectual property. In March 2004, the Company and Dr. Platt answered the counterclaims and denied any liability. On June 15, 2004, the Court allowed, without opposition, a motion of GlycoGenesys for leave to file a supplemental counterclaim against the Company for defamation and unfair competition. The Company and Dr. Platt intend to contest these counterclaims vigorously and believe they will ultimately prevail. However, if the Company does not prevail, there could be a material adverse impact on the financial position, results of operations or cash flows of the Company.

Pursuant to Board approval, the Company has agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims, some of which may be recoverable under insurance. During the three and nine month periods ended September 30, 2004, the Company paid approximately $67 and $130 in legal and related costs in connection with the indemnification. No amount, if any, potentially recoverable from the insurance company has been recorded at September 30, 2004.

6.	RELATED PARTY TRANSACTION

During the three and nine month periods ended September 30, 2004, the Company incurred $360 and $552, respectively, in legal and related costs in connection with an arbitration entitled GlycoGenesys, Inc. and International Gene Group, Inc. and David Platt, the defendant being the Company’s Chairman and Chief Executive Officer. Dr. Platt owns U.S. patent application no. 08/024,487 (the “Patent Application”), which together with other patent applications owned by him are licensed to an affiliate of GlycoGenesys under a license agreement dated January 7, 1994 (the “1994 License”). The proceedings arbitrated rights to control the prosecution of the Patent Application and performance by GlycoGenesys of the 1994 License. As determined by the arbitrator on November 11, 2004, David Platt will control prosecution of the Patent Application and other patent applications subject to the arbitration, and the 1994 License remains in effect. The costs incurred by the Company are considered to be ordinary and necessary costs of the Company in connection with protection of its intellectual property in general and for purposes of defense of claims against its intellectual property alleged by GlycoGenesys in February 2004 in litigation described in Note 5 to these financial statements.

On November 11, 2004, the Company executed an option agreement (the “Option Agreement”) with Dr. Platt, effective as of September 15, 2004, pursuant to which the Company for $5 purchased an option, exercisable until September 14, 2014 by the Company or a designated affiliate, to acquire an irrevocable, royalty-bearing, exclusive, worldwide license to make, use, sell, offer to sell or import any product covered by the Patent Application, or any patent issued therefrom, to the extent rights therein are retained or revert to Dr. Platt. The Option Agreement specifies certain terms of the optioned license agreement including payment of a royalty to Dr. Platt based on the 25 Per Cent Rule; i.e., the royalty is a percentage of sales revenue derived from 25% of the estimated operating profit (at the time of entering the license agreement) from sales of a product or services that embody the applicable intellectual property.

7.	LOSS PER SHARE

Basic loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated using the weighted-average number of common shares and common share equivalents resulting from outstanding options and warrants, except where such items would be anti-dilutive.

Anti-dilutive shares were not included in the per-share calculations for all periods presented due to the reported net losses. Anti-dilutive shares which could exist pursuant to the exercise of outstanding stock options and warrants at September 30, 2004 and September 30, 2003 were 5,062,952 and 3,997,318, respectively.

8.	RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current year presentation.

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share data)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial information included in this Quarterly Report on Form 10-Q, the “Factors That May Affect Future Results” set forth on page 13 and our Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe-harbor created by such Act. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors – many beyond our control – that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “would,” “should,” “could” or “may”. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a development-stage company engaged in research and development of drug technologies to enable targeted delivery of chemotherapy drugs. We intend initially to “reformulate” existing widely-used chemotherapies with our proprietary carbohydrate compounds. We believe our technology may increase the body’s tolerance to these toxic drugs by targeting the delivery directly to cancerous cells and increase the efficacy of the drugs, thereby creating a preferable treatment to existing first-line oncology regimens. Our goal is to develop and commercialize a new generation of reformulated drugs enabling targeted delivery. For additional information, please see “Item 1. Business — Business of Pro-Pharmaceuticals” included in our Annual Report on Form 10-K for the year ended December 31, 2003.

All of our drug candidates are currently in preclinical and clinical development. To commercialize our drug candidates, we will be required to successfully complete preclinical studies and clinical trials to obtain regulatory approvals. We do not expect to file with the FDA a New Drug Application (“NDA”) for a drug candidate before 2006 even if development of our drug candidates continues successfully. Any delay in obtaining or failure to obtain required approvals will materially adversely affect our ability to generate revenues from commercial sales or licenses relating to our drug candidates. We expect our sources of funding for the next several years to come from finance transactions.

We are devoting substantially all of our efforts toward product research and development, raising capital, and protection of our intellectual property. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of $17,728 for the cumulative period from inception (July 10, 2000) through September 30, 2004. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

From inception (July 10, 2000) through September 30, 2004, we have raised $26,627 in capital and used $13,609 in our operations. The capital was raised through (i) the issuance of convertible notes; (ii) the sale of common stock through a public offering; and (iii) the sale of common stock and warrants through private placements. Based on the $12,454 of cash and cash equivalents on hand at September 30, 2004, we believe we have sufficient cash to fund our operations through at least March 31, 2006.

Because we lack revenue and must continue our research and development, we must continually identify new sources of capital and complete financing transactions in order to continue our business. We must also continually monitor the monthly “burn rate” of our capital resources.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Research and Development Expenses. Research and development expenses were $666 during the three months ended September 30, 2004, or 47% higher than the $454 incurred in the three months ended September 30, 2003. Research and development expenses primarily represent costs of clinical research organizations (CRO), clinical data management services, outsourcing chemical research laboratories, regulatory and medical consultants, drug manufacturing for clinical trials and salaries and other personnel-related expenses, including stock compensation. We began our Phase I clinical trial of DAVANAT® alone and in combination with the proven chemotherapeutic drug 5-FU (DAVANAT®-1) in February 2003 and announced the interim results on June 23, 2004. We are in the sixth and final cohort of Phase I. We initiated our Phase II clinical trial of DAVANAT®-1 for colon cancer patients in January 2004, and are currently finalizing our negotiations and contracts with the clinical sites. The increase in research and development costs in the three months ended September 30, 2004 primarily reflects pre-clinical, drug manufacturing and CRO costs for the Phase II clinical trials ($188). We expect the Phase I and Phase II trials to be completed in calendar 2004 and 2006, respectively. We are continuing to develop our pipeline of additional drug candidates. Accordingly, we expect that our research and development costs will continue to increase in 2004 and thereafter and could comprise a higher percentage of our annual expenditures.

General and Administrative Expenses. General and administrative expenses were $1,133 during the three months ended September 30, 2004, or 20% higher than the $946 during the three months ended September 30, 2003. General and administrative expenses primarily represent salaries and other personnel-related expenses, including stock compensation, legal and accounting fees, consultants, corporate governance, insurance, rent, depreciation and other office costs. The increase in costs in the three months ended September 30, 2004 was primarily due to higher legal fees ($486) including $360 related to the arbitration entitled GlycoGenesys, Inc. and International Gene Group, Inc. and David Platt, offset by lower stock-based compensation expenses ($-163) and stock-listing fees ($-77). The lower stock-based compensation expenses were primarily due to no compensatory option grants in the three months ended September 30, 2004. The higher stock-listing fees in the prior year period included the initial costs to join the American Stock Exchange in September 2003. We expect our general and administrative costs to decrease or to continue at current levels, depending primarily on the legal costs.

Interest and Other Income. Interest and other income for the three months ended September 30, 2004 was $36 compared to $18 for the three months ended September 30, 2003, and primarily consists of interest income on interest-bearing cash equivalents. The increase in interest income is due to higher average cash balances, partially offset by lower average interest rates in 2004. During the nine months ended September 30, 2004, we raised approximately $9,496 of new financing versus $5,888 in the comparable period in 2003. Average interest rates were approximately 1.30% per annum in the three months ended September 30, 2004 versus approximately 1.50% per annum in the comparable period in 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Research and Development Expenses. Research and development expenses were $2,039 during the nine months ended September 30, 2004, or 62% higher than the $1,256 incurred during the nine months ended September 30, 2003. As described above, we began our Phase I clinical trial of DAVANAT® and DAVANAT®-1 in February 2003, which is in its sixth and final cohort, and we initiated our Phase II clinical trial of DAVANAT®-1 for colon cancer patients in January 2004, and are currently finalizing our negotiations and contracts with the clinical sites. The increase in research and development costs in the nine months ended September 30, 2004 primarily reflects the impact of a full nine months’ research and project management costs for the Phase I clinical trial ($405) and pre-clinical, drug manufacturing and CRO costs for the Phase II clinical trials ($366). We expect the Phase I and Phase II trials to be completed in calendar 2004 and 2006, respectively. We are continuing to develop our pipeline of additional drug candidates. Accordingly, we expect that our research and development costs will continue to increase in 2004 and thereafter and could comprise a higher percentage of our annual expenditures.

General and Administrative Expenses. General and administrative expenses were $3,070 during the nine months ended September 30, 2004, or 47% higher than the $2,083 during the nine months ended September 30, 2003. The increase in costs in the nine months ended September 30, 2004 was primarily due to (a) higher legal fees ($1,039), principally costs related to ongoing litigation and $552 related to the arbitration referred to above, and (b) increased investor relations activities ($96), offset by lower stock-based compensation expense ($-130) as described above. We expect our general and administrative costs to decrease or to continue at current levels, depending primarily on the legal costs.

Interest and Other Income. Interest and other income for the nine months ended September 30, 2004 was $87 compared to $37 for the nine months ended September 30, 2003, and primarily consists of interest income on interest-bearing cash equivalents. As described above, the increase in interest income is due to higher average cash balances resulting from larger financings in 2004, partially offset by lower average interest rates. Average interest rates were approximately 1.30% per annum in the nine months ended September 30, 2004 versus approximately 1.60% per annum in the comparable period in 2003.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations primarily through private placements of convertible debt, shares of common stock and warrants, and a public offering of shares of common stock. As of September 30, 2004, we have raised a total of $26,627 from these offerings and had $12,454 of available cash.

Net cash used in operations increased to $4,586 for the nine months ended September 30, 2004 from $2,934 for the nine months ended September 30, 2003, primarily due to (a) the impact of a full nine months’ research and project management costs for the Phase I clinical trial ($405), (b) pre-clinical, drug manufacturing and CRO costs for the Phase II clinical trial ($366) and (c) higher legal costs ($1,039).

Net cash used in investing activities decreased to $64 for the nine months ended September 30, 2004 from $87 for the nine months ended September 30, 2003 because we did not purchase property and equipment during such period in 2004. The lower fixed asset purchases is due to the timing of the expenditures, as we expect to spend approximately $75 for leasehold improvements and other equipment over the next six months.

Net cash provided by financing activities was $9,496 for the nine months ended September 30, 2004 compared to $5,888 for the comparable period in 2003. In April 2004, we raised $3,984 (net of cash issuance costs of approximately $466) from the sale of 1,236,111 shares of common stock and 618,056 common stock warrants (exercisable at an adjusted price of $4.91 per share—see Note 4 to the financial statements) at $3.60 per share to certain institutional investors in a private offering. On August 12, 2004, we raised an additional $5,512 (net of cash issuance costs of approximately $488) from the sale of 2,000,000 shares of common stock and 2,000,000 common stock warrants (exercisable at $4.20 per share) at $3.00 per share to certain institutional investors in a private equity offering.

Net cash provided by financing activities in the nine months ended September 30, 2003 includes $1,233 (net of cash issuance costs of $5) raised from the sale of 1,088,000 shares of common stock at $1.00 per share and collection of a $150 receivable in a private placement that concluded on January 14, 2003 and $4,655 (net of cash issuance costs of $132) received from the sale of 2,399,500 shares of common stock at $2.00 per share in a private placement that concluded on July 15, 2003.

We believe that our cash on hand at September 30, 2004 of $12,454 will be sufficient to enable us to meet our financial and operating obligations through at least March 31, 2006. We will require more cash to fund our operations over the long-term and believe that we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at September 30, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Clinical trial and related scientific contracts	$1,597	$1,406	$191	$—	$—
Operating leases	181	108	73	—	—

Total Payments Due Under Contractual Obligations	$1,778	$1,514	$264	$—	$—

Approximately $78 and $1,519 of the clinical trial and related scientific obligations relate to the Phase I and Phase II clinical trials, respectively, and primarily represent project management, drug manufacturing and contract research expenses.

In connection with the operating lease for our office space in Newton, Massachusetts included in the table above, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with that bank. As of September 30, 2004, we held $22 of restricted cash. The letter of credit expires on May 31, 2005, and we expect to renew the letter of credit for an additional 12 months prior to its expiration.

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

We Have Incurred Net Losses To Date And Depend On Outside Capital. Our accumulated deficit as of September 30, 2004 was $17,728. We will need to continue to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial operating losses for the next several years. Accordingly, we will not be generating sales or other revenue and will remain dependent on outside sources of financing during that time. If we are unable to raise funds from outside sources for our continuing operations, we may be adversely affected.

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

We Have Been Named a Counterclaim Defendant in a Lawsuit Involving our Intellectual Property. Dr. Platt filed a lawsuit in Massachusetts in January 2004 against GlycoGenesys, Inc. for claims including breach of contract. In its answer GlycoGenesys names us as a counterclaim defendant alleging tortious interference and misappropriation of proprietary rights, and seeks monetary damages and injunctive relief related to our intellectual property. In March 2004, we answered the counterclaim and denied any liability. On June 15, 2004, the court allowed, without opposition, a motion of GlycoGenesys for leave to file a supplemental counterclaim for defamation and unfair competition against us. If we do not prevail there could be a material adverse impact on our financial position, results of operations or cash flows.

Risks Related to the Drug Development Industry

We Will Need Regulatory Approvals To Commercialize Our Products. We currently do not have products approved for sale in the U.S. or any foreign market. We are required to obtain approval from the U.S. Food and Drug Administration in order to sell our products in the U.S. and from foreign regulatory authorities in order to sell our products in other countries. The FDA’s review and approval process is lengthy, expensive and uncertain. Extensive pre-clinical and clinical data and supporting information must be submitted to the FDA for each indication for each product candidate in order to secure FDA approval. The FDA could reject an application or require us to conduct additional clinical or other studies as part of the regulatory review process. Delays in obtaining or failure to obtain FDA approvals would prevent or delay the commercialization of our products, which would prevent, defer or decrease our receipt of revenues. If we receive initial regulatory approval, our product candidates will be subject to extensive and rigorous ongoing domestic and foreign government regulation.

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

Large Sales Could Reduce The Trading Price Of Our Common Stock. We listed our common stock on the American Stock Exchange in September 2003, prior to which our stock traded on the OTC Bulletin Board. Accordingly, there is a limited history of trading of our stock on a national exchange and, based on varying trading volume to date, our stock could be considered “thinly traded.” In the last six months of 2003 we undertook the registration on behalf of certain of our stockholders a total of 11,358,835 shares of our common stock and 832,635 shares of stock issuable upon exercise of immediately-exercisable warrants. In the nine months ended September 30, 2004, we registered an additional 3,286,111 shares of common stock and 2,779,862 shares of stock issuable upon exercise of warrants on behalf of certain of our stockholders. In general, shares of registered common stock may be re-sold into the public markets without volume or other restrictions. Large sales of our registered shares could place substantial downward pressure on the trading price of our common stock, particularly if the amount sold significantly exceeds the then-current trading volume of our stock.

Downward Pressure on Our Stock Price Could Result if Certain Stockholders Become Short-term Investors. We sold shares of common stock and warrants to purchase common stock in so-called PIPE (Private Investment in Public Equity) transactions in October 2003, April 2004 and August 2004 to investors who, as an incentive to purchase our securities in private placements, required us promptly to register their shares (including shares issuable upon exercise of the warrants) for resale into the public markets. We may enter into similar financing transactions in the future with the same or different investors. Because such investors typically receive registered shares well in advance of the expiration of the holding periods under Rule 144 of the Securities Act, they may choose to sell their shares after a short period of holding our stock. If sufficient quantities of stock are sold during a brief interval of time, this could result in downward pressure on the market price for shares of our publicly-traded common stock.

Four Principal Stockholders Own Enough Shares To Control The Company. As of September 30, 2004, four of our principal stockholders, David Platt, James Czirr, Offer Binder and Anatole Klyosov own or control approximately 43% of the outstanding shares of our common stock, and Dr. Platt and Mr. Czirr together own approximately 34%. Some or all of these stockholders, acting in concert, may be able to substantially influence the election of the Board of Directors and other corporate actions requiring stockholder approval, such as recapitalization or other fundamental corporate action, as well as the direction and policies of our company. Such concentration of ownership also could have the effect of delaying, deterring or preventing a change in control of the company that might otherwise be beneficial to stockholders.

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

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based on this evaluation, our CEO and Acting CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Pro-Pharmaceuticals, Inc., including its consolidated subsidiaries, is made known to our CEO and Acting CFO by others within Pro-Pharmaceuticals, Inc. particularly during the period in which this Report was being prepared, and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2003, we received an informal inquiry from the Securities and Exchange Commission (the “SEC”) requesting information related to the foregoing and we timely responded prior to year-end. We also complied with a May 14, 2004 request from the SEC to provide copies of transcripts of testimony taken prior to and at the hearing, post-hearing briefs and other information. On November 8, 2004, we were notified that the SEC has converted the inquiry to a formal investigation, which investigation includes whether statements concerning our company were false or misleading.

In February 2004, we received an order from the Commonwealth of Massachusetts to provide information concerning our offerings of securities. We timely responded and have not received further communication from the state on this matter. We believe the Massachusetts investigation may be related to the matters disclosed in the preceding paragraphs.

Each of the foregoing matters is subject to various uncertainties, and it is possible one or more may be resolved unfavorably. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

In January 2004, Dr. Platt, our Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In its filing in February 2004, GlycoGenesys asserted counterclaims against us and Dr. Platt alleging tortious interference and misappropriation of proprietary rights. The counterclaims seek monetary damages and injunctive relief related to our intellectual property. In March 2004, we and Dr. Platt answered the counterclaims and denied any liability. On June 15, 2004, the Court allowed, without opposition, a motion of GlycoGenesys for leave to file a supplemental counterclaim against us for defamation and unfair competition. We and Dr. Platt intend to contest these counterclaims vigorously and believe we will ultimately prevail. However, if we do not prevail, there could be a material adverse impact on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 12, 2004, we closed a private equity offering, structured as a “PIPE” (Private Investment in Public Equity) and in reliance on the exemption under Section 4(2) of the Securities Act of 1933, in which we sold to institutional investors 2,000,000 shares of our common stock and 2,000,000 five-year warrants (exercisable at $4.20 per share) at $3.00 per share. We received proceeds of approximately $5,512,500 net of transaction expenses of approximately $487,500 (inclusive of placement agent commissions). The placement agent also received 100,000 warrants (exercisable at $4.20 per share). Pursuant to contemporaneous registration rights agreements, we registered the resale of the shares (including shares issuable upon exercise of the warrants) by the investors and the placement agent on Form S-3 (file no. 333-118907), which the Securities and Exchange Commission declared effective on September 20, 2004.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Form of Incentive Stock Option Agreement (under the 2001 Stock Incentive Plan)

10.2	Form of Non-Qualified Stock Option Agreement (under the 2001 Stock Incentive Plan)

10.3	Form of Non-Qualified Stock Option Agreement (under the 2003 Non-Employee Director Stock Incentive Plan)

10.4	Option Agreement dated November 11, 2004 between David Platt and Pro-Pharmaceuticals, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2004.

PRO-PHARMACEUTICALS, INC.

By	/s/ David Platt
Name:	David Platt, Ph.D.
Title:	Chief Executive Officer and Acting Chief Financial Officer