Form 10-Q
period 2005-03-31
PRO PHARMACEUTICALS INC
filed 2005-05-13
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock as of May 10, 2005 was 27,315,411.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and March 31, 2004, and for the Cumulative Period From Inception (July 10, 2000) to March 31, 2005	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and March 31, 2004, and for the Cumulative Period From Inception (July 10, 2000) to March 31, 2005	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	14

ITEM 4.	Controls and Procedures	14

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	15

ITEM 6.	Exhibits	15

SIGNATURES		16

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,078	$10,704
Prepaid expenses and other current assets	144	120

Total current assets	9,222	10,824

PROPERTY AND EQUIPMENT - NET	94	103
INTANGIBLE ASSETS – NET	184	156
DEPOSITS AND OTHER ASSETS	27	27

TOTAL ASSETS	$9,527	$11,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$369	$206
Accounts payable - related party	4	—
Other accrued expenses	450	799

Total current liabilities	823	1005
CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized, 27,315,411 issued and outstanding; Undesignated shares, $.01 par value; 10,000,000 shares authorized, none issued and outstanding	27	27
Additional paid-in capital	29,980	29,965
Deferred compensation	—	(1)
Deficit accumulated during the development stage	(21,303)	(19,886)

Total stockholders’ equity	8,704	10,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,527	$11,110

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31, 2005
	2005	2004
OPERATING EXPENSES: (a)
Research and development	$601	$852	$8,070
General and administrative	852	1,022	11,261

Total operating expenses	$(1,453)	$(1,874)	$(19,331)
INTEREST AND OTHER INCOME	36	20	279
INTEREST AND OTHER EXPENSES:
Amortization of debt discount on convertible notes	—	—	1,258
Debt conversion expense	—	—	503
Interest expense on convertible notes	—	—	486
Other interest expense	—	—	4

Total interest and other expenses	—	—	(2,251)
NET LOSS	$(1,417)	$(1,854)	$(21,303)

NET LOSS PER SHARE—BASIC AND DILUTED	$(0.05)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	27,315,411	24,079,300

(a) The following summarizes the allocation of the stock-based compensation charge:
Research and development	$1	$3	$141
General and administrative	15	80	909

Total	$16	$83	$1,050

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31, 2005
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,417)	$(1,854)	$(21,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	23	242
Stock-based compensation expense	16	83	1,050
Amortization of deferred extension costs through interest expense	—	—	167
Settlement of accrued interest through issuance of common stock	—	—	10
Amortization of debt discount on convertible notes	—	—	1,258
Write off of intangible assets	—	—	116
Debt conversion expense	—	—	503
Interest expense related to issuance of warrants to purchase common stock	—	—	236
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(24)	(43)	(141)
Deposits and other assets	—	—	(27)
Accounts payable and accrued expenses	(182)	754	942

Net cash used in operating activities	(1,591)	(1,037)	(16,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3)	—	(298)
Increase in patents costs and other assets	(32)	(27)	(230)

Net cash used in investing activities	(35)	(27)	(528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	—	25,309
Net proceeds from issuance of convertible notes payable	—	—	1,321
Repayment of convertible notes payable	—	—	(86)
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	—	—	26,553

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,626)	(1,064)	9,078
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,704	7,608	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,078	$6,544	$9,078

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$19

NONCASH FINANCING ACTIVITIES
Issuance of warrants in connection with equity offerings	$—	$—	$6,645
Conversion of accrued expenses into common stock	—	—	303
Cashless exercise of employee stock options	—	—	74
Conversion of convertible notes and accrued interest into common stock	—	—	1,220
Conversion of extension costs related to conversion of convertible notes into common stock	—	—	171
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollar amounts in thousands)

1.	BASIS OF PRESENTATION

The consolidated financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and March 31, 2004. All adjustments made to the interim financial statements included all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of Pro-Pharmaceuticals, Inc. (the “Company”) should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004.

As shown in the consolidated financial statements, the Company incurred net losses of $21,303 for the cumulative period from inception (July 10, 2000) through March 31, 2005. The Company’s net losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through March 31, 2005, the Company has raised $26,630 in capital through (i) the issuance of convertible notes; (ii) the sale of common stock through a public offering; and (iii) the sale of common stock and warrants through private placements. From inception (July 10, 2000) through March 31, 2005, the Company used $16,947 in its operations. At March 31, 2005, the Company had $9,078 of cash and cash equivalents to fund future operations. Management believes there is sufficient cash to fund operations through at least May 2006.

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

Stock or other equity-based compensation granted to non-employees is accounted for under the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and the Emerging Issues Task Force (“EITF”) Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and the related interpretations. Under this method, compensation is recorded at the fair value of the consideration received or the fair value of the equity instrument until the final measurement date, which is the earlier of performance completion or vesting. Compensation related to stock appreciation rights and other variable stock option or award plans are remeasured at the end of each reporting period. Fluctuations in the quoted market price of the Company’s stock covered by unvested equity instruments are reflected as an adjustment to deferred compensation and compensation expense over the periods the related service is performed. Stock-based compensation expense totaled $16, $83 and $1,050 for the three months ended March 31, 2005, the three months ended March 31, 2004, and for the cumulative period from inception (July 10, 2000) to March 31, 2005, respectively.

The fair value of the equity instruments granted to non-employees, including options and warrants, is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31, 2005
	2005	2004
Risk-free interest rate	3.43%-3.96%	2.00%-2.27%	1.51%-3.96%
Expected life of the options and warrants	3 years	3 years	3 years
Expected volatility of the underlying stock	75%	95%	95%
Expected dividend rate	None	None	None

Had the Company used the fair-value method to measure all stock-based compensation awarded to employees and non-employee directors, the Company’s net loss and basic and diluted loss per share would have been as follows:

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31, 2005
	2005	2004
Net loss—as reported	$(1,417)	$(1,854)	$(21,303)
Deduct employee stock-based compensation determined under the fair-value method	(111)	(230)	(4,038)

Net loss—pro forma	$(1,528)	$(2,084)	$(25,341)

Basic and diluted loss per share:
As reported	$(0.05)	$(0.08)
Pro forma	$(0.06)	$(0.09)

3.	OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	March 31, 2005	December 31, 2004
Legal and accounting fees	$150	$250
Scientific and clinical fees	177	374
Accrued payroll and vacation	111	150
Other	12	25

Total	$450	$799

4.	STOCKHOLDERS’ EQUITY

Pursuant to the 2001 Pro-Pharmaceuticals, Inc. Employee Stock Incentive Plan, the Company on February 11, 2005 granted to its Chief Financial Officer, in accordance with an employment agreement, options to purchase 150,000 shares of its common stock exercisable $2.82 per share. Pursuant to the 2003 Pro-Pharmaceuticals, Inc. Non-Employee Director Stock Incentive Plan, the Company on February 24, 2005 granted to each of its non-management directors, in consideration of their service on the Board of Directors in 2004, options ranging from 5,000 to 11,000 per director to purchase shares of the Company’s common stock, exercisable at $2.70 per share.

5.	NEW ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. SFAS No. 123R is effective for the Company on January 1, 2006. The Company is evaluating the methods of adoption allowed by SFAS No. 123R and does not yet have an estimate of the effect on its statements of operations of adopting SFAS No. 123R.

6.	CONTINGENCIES

In May 2003, a former employee commenced a lawsuit in Massachusetts Superior Court against the Company and filed a related complainant letter with the Occupational Safety and Health Administration of the U.S. Department of Labor. The plaintiff asserted claims for wrongful discharge in violation of public policy and of employee protection provided for under the Sarbanes-Oxley Act of 2002, and sought monetary damages. Following a hearing in 2004, the federal judge in a decision dated February 11, 2005 determined that the former employee had a reasonable belief that the Company engaged in some activity that violated federal securities law, and ordered the Company to pay the former employee’s legal expenses. The purpose of the hearing was not to determine whether a securities law violation occurred and the Judge did not find a violation. On March 8, 2005 the Company paid the former employee’s legal expenses, the parties dismissed the federal and Massachusetts cases and the matter was closed.

In October 2003, the Securities and Exchange Commission began an investigation related to the foregoing. The Company was notified in November 2004 that the SEC had expanded the investigation to determine whether statements concerning the Company were false or misleading. The Company has fully cooperated with the SEC throughout by providing information and documents.

In February 2004, the Company received an order from the Commonwealth of Massachusetts to provide information concerning the Company’s offerings of securities. The Company timely responded, and has not received further communication from the state on this matter. The Company believes the Massachusetts investigation may be related to the matters alleged by the former employee.

The regulatory investigations are subject to various uncertainties, and it is possible that either may be resolved unfavorably. Management believes that an unfavorable resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Pursuant to Board approval, the Company has agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims, some of which may be recoverable under insurance. In the first three months of 2005, the Company incurred $67 of expenses in connection with this defense. Through March 31, 2005, the Company has incurred cumulative costs of approximately $235 in legal and related costs in connection with the indemnification. No amount, if any, potentially recoverable from the insurance company has been recorded at March 31, 2005.

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial information included in this Quarterly Report on Form 10-Q, the “Factors That May Affect Future Results” set forth on page 13 of this report and our Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by such Act. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors – many beyond our control – that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “would,” “should,” “could” or “may”. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a development-stage company engaged in research and development of drug technologies to enable targeted delivery of chemotherapy drugs. We intend initially to “reformulate” existing, widely used chemotherapies with our proprietary carbohydrate compounds. We believe our technology may increase the body’s tolerance to these toxic drugs by targeting the delivery directly to cancerous cells and increasing the efficacy, thereby creating a preferable treatment to existing oncology regimens. Our goal is to develop and commercialize a new generation of reformulated drugs. For additional information, please see “Item 1. Business — Business of Pro-Pharmaceuticals” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

All of our drug candidates are currently in preclinical and clinical development. To commercialize our drug candidates, we will be required to successfully complete preclinical studies and clinical trials to obtain regulatory approvals. We do not expect to file a New Drug Application (“NDA”) for a drug candidate before 2007 even if development of our drug candidates continues successfully. Any delay in obtaining or failure to obtain required approvals will materially adversely affect our ability to generate revenues from commercial sales relating to our drug candidates. We expect our sources of funding for the next several years to come from financing transactions.

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of $21,303 for the cumulative period from inception (July 10, 2000) through March 31, 2005. Our losses have resulted principally from costs associated with research and development expenses including clinical trial costs, legal expenses associated with protecting our intellectual property and general and administrative activities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect our intellectual property, we expect to incur additional operating losses for the foreseeable future.

From inception (July 10, 2000) through March 31, 2005, we have raised $26,630 in capital and used $16,947 in our operations. The capital was raised through (i) the issuance of convertible notes; (ii) the sale of common stock through a public offering; and (iii) the sale of common stock and warrants through private placements. At March 31, 2005 we had $9,078 of cash and cash equivalents, to fund future operations. In the First Quarter we used less cash than projected due to a delay in the commencement of Phase II patient dosing and lower legal litigation expenses. As a result we believe we have sufficient cash to fund our operations through at least May 2006.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Research and Development Expenses. Research and development expenses were $601 during the three months ended March 31, 2005, or a 29% decrease as compared to $852 incurred in during the three months ended March 31, 2004. Research and development expenses consist primarily of costs of clinical research organizations (CRO), clinical data management services, outsourcing product development to chemical research laboratories regulatory and medical consultants, drug manufacturing for clinical trials, salaries, stock based compensation and other personnel related expenses. Of the $251 decrease, approximately $505 was due to the wind down of our Phase I clinical trial offset in part by an increase of approximately $340 associated with the ramp up of the Phase II clinical trial of DAVANAT®/5-FU. The remaining reduction was due principally to lower pre-clinical product development expenses.

We completed dosing in our Phase I clinical trial in March of 2005. Phase I results were published as part of the May 2005 American Society of Clinical Oncology (ASCO) conference. Dosing of patients in our Phase II of DAVANAT®/5-FU clinical trial began in May of 2005. We expect our Phase II clinical trial to be completed in 2006.

We continue to develop our pipeline of drug candidates. Accordingly, we expect that our research and development costs will increase in 2005 due to (i) Phase II clinical trial of DAVANAT®/5-FU expenses, (ii) preparation for the Phase III clinical trial, and (iii) development of additional drug candidates.

General and Administrative Expenses. General and administrative expenses were $852 during the three months ended March 31, 2005, or a 17% decrease as compared to $1,022 incurred during the three months ended March 31, 2004. General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. Nearly all of the $170 decrease in expenses during the three months ended March 31, 2005 resulted from lower legal expenses. In addition, payroll expenses increased and were offset by decreased consulting and other operating expenses. We expect our general and administrative expenses to increase modestly over 2004 levels due to increased business activity and expenses associated with being a public company. We expect decreases in certain legal litigation expenses (patent prosecution rights arbitration and former employee lawsuit) may be offset by increases in legal expenses to defend the GlycoGenesys counterclaim lawsuit.

Interest and Other Income. Interest and other income for the three months ended March 31, 2005 was $36 compared to $20 for the three months ended March 31, 2004, and primarily consists of interest income on short-term investments. The increase in interest income is due to higher average cash balances. Average interest rates in 2005 were comparable to the average interest rates in 2004.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations primarily through private placements of convertible debt, shares of common stock and warrants, and a public offering of shares of common stock. As of March 31, 2005, we had raised a total of $26,630 from these offerings and had $9,078 of available cash.

Net cash used in operations increased by $554 to $1,591 for the three months ended March 31, 2005 from $1,037 for the three months ended March 31, 2004. While operating expenses decreased in the first quarter of 2005 versus the same period of 2004 by approximately $360 due to lower clinical trial, pre-clinical product development and legal expenses, the 2004 operating loss was funded by an increase in accounts payable and accrued expenses, net of prepaid expenses of approximately $710. On the other hand, in the first quarter of 2005 cash was used to reduce payables and accruals, net of prepaid expenses of approximately $205.

Net cash used in investing activities was $35 for the three months ended March 31, 2005 compared to $27 for the three months ended March 31, 2004. The investing activities consist primarily of fixed assets purchases and patent costs. For the three months ended March 31, 2005 and the three months ended March 31, 2004 primarily all of the expenditures were for patent costs.

We believe that our cash on hand at March 31, 2005 of $9,078 will be sufficient to enable us to meet our operating requirements through at least May 2006. We will require more cash to fund our operations over the long-term and believe that we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Payments Due Under Contractual Obligation

The following table summarizes the payments due under our contractual obligations at March 31, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
Clinical trial and related scientific contracts	$1,453	$1,188	$265	$		$
Operating leases	127	109	18		—		—

Total payments due under contractual obligations	$1,580	$1,297	$283		$—		$—

In connection with the operating lease for our office space in Newton, Massachusetts included in the table above, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of approximately $21.

Although we plan to continue the clinical trial and related scientific contracts, these contracts are cancelable upon 30 days notice.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2004.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. SFAS No. 123R is effective for us on January 1, 2006. We are evaluating the methods of adoption allowed by SFAS No. 123R. We do not yet have an estimate of the effect on our statements of operations of adopting SFAS No. 123R.

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

We Have Incurred Net Losses to Date and Depend on Outside Capital. Our accumulated deficit as of March 31, 2005 was $21,303. We will need to continue to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial operating losses for the next several years. Accordingly, we will not be generating sales or other revenue and will remain dependent on outside sources of financing during that time. If we are unable to raise funds from outside sources for our continuing operations, we may be adversely affected.

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

Based on $9,078 of available cash and cash equivalents as of March 31, 2005, we believe that we have sufficient capital to fund our operations through at least May 2006.

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

We Depend on Key Individuals to Develop Our Products and Pursue Collaborations. We are highly dependent on Dr. David Platt, President and Chief Executive Officer; Dr. Anatole Klyosov, a member of our Scientific Advisory Board and a consultant; and Dr. Eliezer Zomer, Executive Vice President, Manufacturing and Product Development. The loss of any of these persons, or failure to attract or retain other key personnel, could prevent us from pursuing collaborations or developing our products and core technologies.

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

Large Sales Could Reduce the Trading Price of Our Common Stock. We listed our common stock on the American Stock Exchange in September 2003, prior to which our stock traded on the OTC Bulletin Board. Accordingly, there is a limited history of trading of our stock on a national exchange and, based on varying trading volume to date, our stock could be considered “thinly traded.” In 2003 and 2004 we registered, on behalf of certain stockholders, an aggregate of 14,644,946 shares of our common stock and 3,612,497 shares of stock issuable upon exercise of immediately exercisable warrants. In general, shares of registered common stock may be re-sold into the public markets without volume or other restrictions. Large sales of our registered shares could place substantial downward pressure on the trading price of our common stock, particularly if the amount sold significantly exceeds the then-current trading volume of our stock.

Downward Pressure on Our Stock Price Could Result if Certain Stockholders Become Short-term Investors. We sold shares of common stock and warrants to purchase common stock in so-called PIPE (Private Investment in Public Equity) transactions in 2003 and 2004 to investors who, as an incentive to purchase our securities in private placements, required us promptly to register their shares (including shares issuable upon exercise of the warrants) for resale into the public markets. We may enter into similar financing transactions in the future with the same or different investors. Because such investors typically receive registered shares well in advance of the expiration of the holding periods under Rule 144 of the Securities Act, they may choose to sell their shares after a short period of holding our stock. If sufficient quantities of stock are sold during a brief interval of time, this could result in downward pressure on the market price for shares of our publicly traded common stock.

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

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to Pro-Pharmaceuticals, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within Pro-Pharmaceuticals, Inc. particularly during the period in which this Report was being prepared, and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings (dollar amounts in thousands)

In May 2003, a former employee commenced a lawsuit in Massachusetts Superior Court against us and filed a related complainant letter with the Occupational Safety and Health Administration of the U.S. Department of Labor. The plaintiff asserted claims for wrongful discharge in violation of public policy and of employee protection provided for under the Sarbanes-Oxley Act of 2002, and sought monetary damages. Following a hearing in 2004, the federal judge in a decision dated February 11, 2005 determined that the former employee had a reasonable belief that we engaged in some activity that violated federal securities law, and ordered us to pay the former employee’s legal expenses. The purpose of the hearing was not to determine whether a securities law violation occurred and the Judge did not find a violation. On March 8, 2005 we paid the former employee’s legal expenses, the parties dismissed the federal and Massachusetts cases and the matter was closed.

In October 2003, the Securities and Exchange Commission began an investigation related to the foregoing. We were notified in November 2004 that the SEC had expanded the investigation to determine whether certain statements made concerning our company were false or misleading. We have fully cooperated with the SEC throughout by providing information and documents.

In February 2004, we received an order from the Commonwealth of Massachusetts to provide information concerning our prior securities offerings. We timely responded and have not received further communication from the state on this matter. We believe the Massachusetts investigation may be related to the matters alleged by the former employee.

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

Pursuant to Board approval, we agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims, some of which may be recoverable under insurance. In the first three months of 2005, we incurred $67 of expenses in connection with this defense. Through March 31, 2005, we have incurred cumulative costs of approximately $235 in legal and related costs in connection with the indemnification. No amount, if any, potentially recoverable from the insurance company has been recorded at March 31, 2005.

On January 28, 2005, we filed a request with the U.S. Patent and Trademark Office for an inter partes re-examination of U.S. Patent No. 6,680,306 owned by GlycoGenesys, Inc. because we believe that the invention claimed in this patent is disclosed in literature that preceded it, including our U.S. Patent No. 6,645,946 for DAVANAT®. On April 12, 2005 the U.S. Patent and Trademark Office granted our request because the it agrees that the prior publications cited by us, including our DAVANAT® patent, raised a substantial new question of patentability of all of the claims in the GlycoGenesys patent.

Item 6. Exhibits

Exhibit Number	Description of Document
31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2005.

PRO-PHARMACEUTICALS, INC.

By:	/s/ David Platt
Name: David Platt, Ph.D. Title: Chief Executive Officer

/s/ Carl L. Lueders
Name: Carl L. Lueders Title: Chief Financial Officer