Form 10-Q
period 2005-06-30
PRO PHARMACEUTICALS INC
filed 2005-08-05
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b 2).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of August 4, 2005 was 27,315,411.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PAGE
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2005 and June 30, 2004, and for the Cumulative Period From Inception (July 10, 2000) to June 30, 2005	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2005 and June 30, 2004, and for the Cumulative Period From Inception (July 10, 2000) to June 30, 2005	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	15

ITEM 4. Controls and Procedures	15

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings	15

ITEM 6. Exhibits	16

SIGNATURES	17

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,337	$10,704
Prepaid expenses and other current assets	210	120

Total current assets	7,547	10,824

PROPERTY AND EQUIPMENT—NET	98	103
INTANGIBLE ASSETS—NET	216	156
DEPOSITS AND OTHER ASSETS	27	27

TOTAL ASSETS	$7,888	$11,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$246	$206
Accounts payable - related party	3	—
Other accrued expenses	634	799

Total current liabilities	883	1,005

CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized, 27,315,411 issued and outstanding; Undesignated shares, $.01 par value; 10,000,000 shares authorized, none issued and outstanding	27	27
Additional paid-in capital	29,980	29,965
Deferred compensation	—	(1)
Deficit accumulated during the development stage	(23,002)	(19,886)

Total stockholders’ equity	7,005	10,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,888	$11,110

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2005
	2005	2004	2005	2004
OPERATING EXPENSES: (a)
Research and development	$831	$522	$1,432	$1,373	$8,901
General and administrative	897	915	1,749	1,937	12,159

Total operating expenses	$(1,728)	$(1,437)	$(3,181)	$(3,310)	$(21,060)
INTEREST AND OTHER INCOME	30	32	66	51	309
INTEREST AND OTHER EXPENSES:
Amortization of debt discount on convertible notes	—	—	—	—	1,258
Debt conversion expense	—	—	—	—	503
Interest expense on convertible notes	—	—	—	—	486
Other interest expense	—	—	—	—	4

Total interest and other expenses	—	—	—	—	(2,251)
NET LOSS	$(1,698)	$(1,405)	$(3,115)	$(3,259)	$(23,002)

NET LOSS PER SHARE—BASIC AND DILUTED	$(0.06)	$(0.06)	$(0.11)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

BASIC AND DILUTED	27,315,411	25,227,817	27,315,411	24,653,558

(a) The following summarizes the allocation of the stock-based compensation charge:
Research and development	$—	$4	$1	$6	$141
General and administrative	—	36	15	117	909

Total	$—	$40	$16	$123	$1,050

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2005
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,115)	$(3,259)	$(23,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	44	259
Stock-based compensation expense	16	123	1,050
Amortization of deferred extension costs through interest expense	—	—	167
Settlement of accrued interest through issuance of common stock	—	—	10
Amortization of debt discount on convertible notes	—	—	1,258
Write-off of intangible assets	—	—	116
Debt conversion expense	—	—	503
Interest expense related to issuance of warrants to purchase common stock	—	—	236
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(90)	(10)	(207)
Deposits and other assets	—	—	(27)
Accounts payable and accrued expenses	(122)	320	1,001

Net cash used in operating activities	(3,279)	(2,782)	(18,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20)	—	(315)
Increase in patents costs and other assets	(68)	(34)	(266)

Net cash used in investing activities	(88)	(34)	(581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	3,984	25,309
Net proceeds from issuance of convertible notes payable	—	—	1,321
Repayment of convertible notes payable	—	—	(86)
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	—	3,984	26,553

NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,367)	1,168	7,337
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,704	7,608	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,337	$8,776	$7,337

SUPPLEMENTAL DISCLOSURE—Cash paid for interest	$—	$—	$19

NONCASH FINANCING ACTIVITIES
Issuance of warrants in connection with equity offerings	$—	$—	$6,645
Conversion of accrued expenses into common stock	—	—	303
Cashless exercise of employee stock options	—	—	74
Conversion of convertible notes and accrued interest into common stock	—	—	1,220
Conversion of extension costs related to conversion of convertible notes into common stock	—	—	171
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollar amounts in thousands)

1.	BASIS OF PRESENTATION

The consolidated financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of June 30, 2005 and the results of its operations and cash flows for the three and six months ended June 30, 2005, and June 30, 2004. All adjustments made to the interim financial statements included all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004.

As shown in the consolidated financial statements, the Company incurred net losses of $23,002 for the cumulative period from inception (July 10, 2000) through June 30, 2005. The Company’s net losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through June 30, 2005, the Company has raised $26,630 in capital through (i) the issuance of convertible notes; (ii) the sale of common stock through a public offering; and (iii) the sale of common stock and warrants through private placements. From inception (July 10, 2000) through June 30, 2005, the Company used $18,635 in its operations. At June 30, 2005, the Company had $7,337 of cash and cash equivalents to fund future operations. Management believes there is sufficient cash to fund operations through at least May 2006.

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

The fair value of the equity instruments granted to non-employees, including options and warrants, is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2005
	2005	2004
Risk-free interest rate	3.43%-3.96%	2.00%-2.27%	1.51%-3.96%
Expected life of the options and warrants	3 years	3 years	3 years
Expected volatility of the underlying stock	75%	95%	95%
Expected dividend rate	None	None	None

Had the Company used the fair-value method to measure all stock-based compensation awarded to employees and non-employee directors, the Company’s net loss and basic and diluted loss per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to March 31, 2005
	2005	2004	2005	2004
Net loss—as reported	$(1,698)	$(1,405)	$(3,115)	$(3,259)	$(23,002)
Deduct employee stock-based compensation determined under the fair-value method	(39)	(228)	(150)	(457)	(4,077)

Net loss—pro forma	$(1,737)	$(1,633)	$(3,265)	$(3,716)	$(27,079)

Basic and diluted loss per share:
As reported	$(0.06)	$(0.06)	$(0.11)	$(0.13)
Pro forma	$(0.06)	$(0.06)	$(0.12)	$(0.15)

Pursuant to the 2001 Pro-Pharmaceuticals, Inc. Employee Stock Incentive Plan, the Company on February 11, 2005, granted to its Chief Financial Officer, in accordance with an employment agreement, options to purchase 150,000 shares of its common stock exercisable at $2.82 per share. Pursuant to the 2003 Pro-Pharmaceuticals, Inc. Non-Employee Director Stock Incentive Plan, the Company on February 24, 2005, granted to each of its non-management directors, in consideration of their service on the Board of Directors in 2004, options ranging from 5,000 to 11,000 per director to purchase shares of the Company’s common stock, exercisable at $2.70 per share. The awards were granted at fair value and with fixed terms.

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

3.	OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	June 30, 2005	December 31, 2004
Legal and accounting fees	$131	$250
Scientific and clinical fees	303	374
Accrued payroll and vacation	185	150
Other	15	25

Total	$634	$799

4.	CONTINGENCIES

In October 2003, the Securities and Exchange Commission began an investigation related to matters alleged by a former employee and in November 2004 expanded it to determine whether statements concerning the Company were false or misleading. On July 27, 2005 the Company received written notification from the SEC that it has terminated its investigation without recommendation of any enforcement action. The Company has been informed that the Commonwealth of Massachusetts has completed its related investigation and does not intend further action.

In January 2004, Dr. Platt, the Company’s Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In its filing in February 2004, GlycoGenesys asserted counterclaims against the Company and Dr. Platt alleging tortious interference and misappropriation of proprietary rights. The counterclaims seek monetary damages and injunctive relief related to the Company’s intellectual property. In March 2004, the Company and Dr. Platt answered the counterclaims and denied any liability. In June 2004, the Court allowed, without opposition, a motion of GlycoGenesys for leave to file a supplemental counterclaim against the Company for defamation and unfair competition. Pretrial discovery has begun. The Company and Dr. Platt intend to contest these counterclaims vigorously and believe they will ultimately prevail. However, if the Company does not prevail, there could be a material adverse impact on the financial position, results of operations or cash flows of the Company.

Pursuant to Board approval, the Company has agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims, some of which may be recoverable under insurance. In the first six months of 2005, the Company incurred $124 of expenses in connection with this defense. Through June 30, 2005, the Company has incurred cumulative costs of approximately $292 in legal and related costs in connection with the indemnification. No amount, if any, potentially recoverable from the insurance company has been recorded at June 30, 2005.

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial information included in this Quarterly Report on Form 10-Q, the “Factors That May Affect Future Results” set forth below in this report and in our Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by such Act. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors – many beyond our control – that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as “would,” “should,” “could” or “may”. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

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

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of $23,002 for the cumulative period from inception (July 10, 2000) through June 30, 2005. Our losses have resulted principally from costs associated with research and development expenses including clinical trial costs, legal expenses associated with protecting our intellectual property and general and administrative activities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect our intellectual property, we expect to incur additional operating losses for the foreseeable future.

From inception (July 10, 2000) through June 30, 2005, we have raised $26,630 in capital and used $18,635 in our operations. The capital was raised through (i) the issuance of convertible notes; (ii) the sale of common stock through a public offering; and (iii) the sale of common stock and warrants through private placements. At June 30, 2005 we had $7,337 of cash and cash equivalents, to fund future operations. We believe we have sufficient cash to fund our operations through at least May 2006.

Because we lack revenue and must continue our research and development, we must continually identify new sources of capital and complete financing transactions in order to continue our business. We must also continually monitor the monthly “burn rate” of our capital resources.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Research and Development Expenses. Research and development expenses were $831 during the three months ended June 30, 2005, a 59% increase as compared to $522 incurred during the three months ended June 30, 2004. Research and development expenses consist primarily of costs of clinical research organizations (CRO), clinical data management services, outsourcing product development to chemical research laboratories, regulatory and medical consultants, drug manufacturing for clinical trials, salaries, stock based compensation and other personnel related expenses. The $309 increase, was due to costs associated with the Phase II clinical trial of DAVANAT®/5-FU.

We completed dosing patients in our Phase I clinical trial in March of 2005. We began dosing patients in Phase II of DAVANAT®/5-FU clinical trial began in May of 2005. We expect to complete the Phase II clinical trial in 2006.

We expect that our research and development costs will increase in 2005 over 2004 due to expenses associated with the Phase II DAVANAT®/5-FU clinical trial, preparation for the Phase III clinical trial, and development of additional drug candidates.

General and Administrative Expenses. General and administrative expenses were $897 during the three months ended June 30, 2005, or a 2% decrease as compared to $915 incurred during the three months ended June 30, 2004. General and administrative expenses consist primarily of salaries, legal and accounting fees, insurance, investor relations, business development and other office related expenses. Legal expenses decreased by approximately $130 due primarily to lower expenses associated with the patent arbitration proceeding and the former employee lawsuit and were offset largely by increases in payroll expenses. We expect our general and administrative expenses to increase modestly over 2004 levels due to increased business activity and expenses associated with being a public company. We expect decreases in certain legal litigation expenses (patent prosecution rights arbitration and former employee lawsuit) may be offset by increases in legal expenses to defend the GlycoGenesys counterclaim lawsuit.

Interest and Other Income. Interest and other income for the three months ended June 30, 2005 was $30 compared to $32 for the three months ended June 30, 2004, and primarily consists of interest income on short-term investments. The increase in interest income is due to higher average cash balances. Average interest rates in 2005 were comparable to the average interest rates in 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Research and Development Expenses. Research and development expenses were $1,432 during the six months ended June 30, 2005, or a 4% increase as compared to $1,373 incurred during the six months ended June 30, 2004. Research and development expenses consist primarily of costs of clinical research organizations (CRO), clinical data management services, outsourcing product development to chemical research laboratories regulatory and medical consultants, drug manufacturing for clinical trials, salaries, stock based compensation and other personnel related expenses. The $59 increase, was due principally to an increase in payroll costs as decreases in costs associated with the Phase I clinical trial were offset by increases in costs associated with the Phase II clinical trial of DAVANAT®/5-FU.

We completed dosing patients in our Phase I clinical trial in March of 2005. We began dosing patients in Phase II of DAVANAT®/5-FU clinical trial in May of 2005. We expect to complete the Phase II clinical trial in 2006.

We expect that our research and development costs will increase in 2005 over 2004 due to (i) expenses associated with the Phase II DAVANAT®/5-FU clinical trial, (ii) preparation for the Phase III clinical trial, and (iii) development of additional drug candidates.

General and Administrative Expenses. General and administrative expenses were $1,749 during the six months ended June 30, 2005, a 10% decrease as compared to $1,937 incurred during the six months ended June 30, 2004. General and administrative expenses consist primarily of salaries, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The decrease of $188 consists primarily of a decrease in legal litigation expenses of approximately $200 due primarily to lower expenses associated with the patent arbitration proceeding and the former employee lawsuit, and a decrease of approximately $100 in stock based compensation offset in part by an increase in payroll related expense. We expect our general and administrative expenses to increase modestly over 2004 levels due to increased business activity and expenses associated with being a public company. We expect decreases in certain legal litigation expenses (patent prosecution rights arbitration and former employee lawsuit) may be offset by increases in legal expenses to defend the GlycoGenesys counterclaim lawsuit.

Interest and Other Income. Interest and other income for the six months ended June 30, 2005 was $66 compared to $51 for the six months ended June 30, 2004, and primarily consists of interest income on short-term investments. The increase in interest income is due to higher average cash balances. Average interest rates in 2005 were comparable to the average interest rates in 2004.

Liquidity and Capital Resources

We are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations primarily through private placements of convertible debt, shares of common stock and warrants, and a public offering of shares of common stock. As of June 30, 2005, we had raised a total of $26,630 from these offerings and had $7,337 of available cash.

Net cash used in operations increased by $497 to $3,279 for the six months ended June 30, 2005 from $2,782 for the six months ended June 30, 2004. Operating expenses did not materially change in the first half of 2005 relative to the same period in 2004 as decreases in legal litigation expense of approximately $200 were offset by increases in payroll related expenses. The 2004 operating loss was funded by an increase in accounts payable and accrued expenses, net of prepaid expenses of approximately $310 while in the first half of 2005 cash was used for prepaid expenses and to reduce payables and accruals by approximately $215. The combination of these factors resulted in a use of cash to fund working capital needs of approximately $525 in the six months ended June 30, 2005 as compared to the same period in 2004.

Net cash used in investing activities was $88 for the six months ended June 30, 2005 compared to $34 for the six months ended June 30, 2004. The investing activities consist primarily of fixed assets purchases and patent costs. For the six months ended June 30, 2005 $68 was related to patent costs and $20 was related to fixed asset purchases, primarily for computer related equipment. For the first six months of 2004 expenditures were primarily for patent costs.

We believe that our cash on hand at June 30, 2005 of $7,337 will be sufficient to enable us to meet our operating requirements through at least May 2006. We will require more cash to fund our operations over the long-term and believe that we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Payments Due Under Contractual Obligation

The following table summarizes the payments due under our contractual obligations at June 30, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Clinical trial and related scientific contracts	$902	$821	$81	$—	$—
Operating leases	82	82	—	—	—

Total payments due under contractual obligations	$984	$903	$81	$—	$—

In connection with the operating lease for our office space in Newton, Massachusetts included in the table above, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of approximately $21. This amount is included in the line item “Deposits and Other Assets” in the unaudited balance sheet contained in this report.

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

We Have Incurred Net Losses to Date and Depend on Outside Capital. Our accumulated deficit as of June 30, 2005 was $23,002. We will need to continue to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial operating losses for the next several years. Accordingly, we will not be generating sales or other revenue and will remain dependent on outside sources of financing during that time. If we are unable to raise funds from outside sources for our continuing operations, we may be adversely affected.

We may raise capital through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources. Additional funding may not be available on favorable terms or at all. If adequate funds are not available, we may need to significantly curtail operations. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, products and/or potential markets. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, our equity holders may experience dilution of their proportionate ownership of the company.

Based on $7,337 of available cash and cash equivalents as of June 30, 2005, we believe that we have sufficient capital to fund our operations through at least May 2006.

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

Our Drug Candidates Are in Pre-Clinical and Clinical Trials, and Results Are Uncertain. We have one product candidate in human clinical trials. Pre-clinical results in animal studies are not necessarily predictive of outcomes in human clinical trials. Clinical trials are expensive, time-consuming and may not be successful. They involve the testing of potential therapeutic agents, or effective treatments, in humans, typically in three phases, to determine the safety and efficacy of the product candidates necessary for an approved drug. Many products in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our products progress successfully through initial human testing, they may fail in later stages of development. We will be dependent on others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. These trials may not start or be completed as we forecast, or may be unsuccessful.

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

We Depend on Key Individuals to Develop Our Products and Pursue Collaborations. We are highly dependent on Dr. David Platt, President and Chief Executive Officer; Dr. Anatole Klyosov, Consulting Chief Scientist; and Dr. Eliezer Zomer, Executive Vice President, Manufacturing and Product Development. The loss of any of these persons, or failure to attract or retain other key personnel, could prevent us from pursuing collaborations or developing our products and core technologies.

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

Large Sales Could Reduce the Trading Price of Our Common Stock. We listed our common stock on the American Stock Exchange in September 2003, prior to which our stock traded on the OTC Bulletin Board. Accordingly, there is a limited history of trading of our stock on a national exchange and, based on varying trading volume to date, our stock could be considered “thinly traded.” In 2003 and 2004 we registered, on behalf of certain stockholders, an aggregate of 14,644,946 shares of our common stock and 3,612,497 shares of stock issuable upon exercise of warrants. In general, shares of registered common stock may be re-sold into the public markets without volume or other restrictions. Large sales of our registered shares could place substantial downward pressure on the trading price of our common stock, particularly if the amount sold significantly exceeds the then-current trading volume of our stock.

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

Four Principal Stockholders Own Enough Shares to Control the Company. Four of our principal stockholders, David Platt, James Czirr, Offer Binder and Anatole Klyosov, own or control approximately 43% of the outstanding shares of our common stock, and Dr. Platt and Mr. Czirr together own approximately 34%. Some or all of these stockholders, acting in concert, may be able to substantially influence the election of the Board of Directors and other corporate actions requiring stockholder approval, such as recapitalization or other fundamental corporate action, as well as the direction and policies of our company. Such concentration of ownership also could have the effect of delaying, deterring or preventing a change in control of the company that might otherwise be beneficial to stockholders.

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

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to Pro-Pharmaceuticals, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within Pro-Pharmaceuticals, Inc. particularly during the period in which this Report was being prepared, and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings (dollar amounts in thousands)

In October 2003, the Securities and Exchange Commission began an investigation related to matters alleged by a former employee and in November 2004 expanded it to determine whether certain statements made concerning our company were false or misleading. On July 27, 2005 we received written notification from the SEC that it has terminated the investigation without recommendation of any enforcement action. We have been informed that the Commonwealth of Massachusetts has completed its related investigation and does not intend further action.

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

Pursuant to Board approval, we agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims, some of which may be recoverable under insurance. In the first six months of 2005, we incurred $124 of expenses in connection with this defense. Through June 30, 2005, we have incurred cumulative costs of approximately $292 in legal and related costs in connection with the indemnification. No amount, if any, potentially recoverable from the insurance company has been recorded at June 30, 2005.

On January 28, 2005, we filed a request with the U.S. Patent and Trademark Office for an inter partes re-examination of U.S. Patent No. 6,680,306 owned by GlycoGenesys, Inc. because we believe that the invention claimed in this patent is disclosed in literature that preceded it, including our U.S. Patent No. 6,645,946 for DAVANAT®. On April 12, 2005 the U.S. Patent and Trademark Office granted our request because it agrees that the prior publications cited by us, including our DAVANAT® patent, raised a substantial new question of patentability of all of the claims in the GlycoGenesys patent.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of our stockholders at our Annual Meeting of Stockholders held on May 25, 2005, with vote tabulations indicated below.

1. Stockholders who voted elected seven directors to one-year terms. The votes for each director were as follows:

Name	Shares For	Shares Withheld
Mildred S. Christian	24,688,583	19,058
Dale H. Conaway	24,688,583	19,058
Burton C. Firtel	24,688,583	19,058
David Platt	24,688,583	19,058
Steven Prelack	24,688,583	19,058
Jerald K. Rome	24,688,583	19,058
David H. Smith	24,688,583	19,058

2. Stockholders who voted ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2005 by a vote of 24,690,549 for, 6,725 against and 10,367 abstained.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2005.

PRO-PHARMACEUTICALS, INC.

By:	/s/ David Platt
Name:	David Platt, Ph.D.
Title:	Chief Executive Officer

/s/ Carl L. Lueders
Name:	Carl L. Lueders
Title:	Chief Financial Officer