Form 10-Q
period 2005-09-30
PRO PHARMACEUTICALS INC
filed 2005-11-10
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares outstanding of the registrant’s common stock as of November 10, 2005 was 27,315,411.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PAGE
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2005 and September 30, 2004, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2005	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2005 and September 30, 2004, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2005	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	16

ITEM 4. Controls and Procedures	16

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings	16

ITEM 5. Other Information	17

ITEM 6. Exhibits	17

SIGNATURES	18

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,002	$10,704
Prepaid expenses and other current assets	193	120

Total current assets	6,195	10,824

PROPERTY AND EQUIPMENT—NET	85	103
INTANGIBLE ASSETS—NET	243	156
DEPOSITS AND OTHER ASSETS	27	27

TOTAL ASSETS	$6,550	$11,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$163	$206
Other accrued expenses	1,061	799

Total current liabilities	1,224	1,005

CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized, 27,315,411 issued and outstanding; Undesignated shares, $.01 par value; 10,000,000 shares authorized, none issued and outstanding	27	27
Additional paid-in capital	29,980	29,965
Deferred compensation	—	(1)
Deficit accumulated during the development stage	(24,681)	(19,886)

Total stockholders’ equity	5,326	10,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,550	$11,110

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2005
	2005	2004	2005	2004
OPERATING EXPENSES: (a)
Research and development	$859	$666	$2,292	$2,039	$9,761
General and administrative	846	1,133	2,594	3,070	13,003

Total operating expenses	$(1,705)	$(1,799)	$(4,886)	$(5,109)	$(22,764)
INTEREST AND OTHER INCOME	25	36	91	87	334
INTEREST AND OTHER EXPENSES:
Amortization of debt discount on convertible notes	—	—	—	—	1,258
Debt conversion expense	—	—	—	—	503
Interest expense on convertible notes	—	—	—	—	486
Other interest expense	—	—	—	—	4

Total interest and other expenses	—	—	—	—	(2,251)
NET LOSS	$(1,680)	$(1,763)	$(4,795)	$(5,022)	$(24,681)

NET LOSS PER SHARE—BASIC AND DILUTED	$(0.06)	$(0.07)	$(0.18)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	27,315,411	26,380,628	27,315,411	25,229,248

(a) The following summarizes the allocation of the stock-based compensation charge:
Research and development	$—	$1	$1	$7	$141
General and administrative	—	—	15	117	909

Total	$—	$1	$16	$124	$1,050

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2005
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,795)	$(5,022)	$(24,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	63	278
Stock-based compensation expense	16	124	1,050
Amortization of deferred extension costs through interest expense	—	—	167
Settlement of accrued interest through issuance of common stock	—	—	10
Amortization of debt discount on convertible notes	—	—	1,258
Write-off of intangible assets	—	—	116
Debt conversion expense	—	—	503
Interest expense related to issuance of warrants to purchase common stock	—	—	236
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(73)	21	(190)
Deposits and other assets	—	—	(27)
Accounts payable and accrued expenses	219	228	1,343

Net cash used in operating activities	(4,581)	(4,586)	(19,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20)	—	(315)
Increase in patents costs and other assets	(101)	(64)	(299)

Net cash used in investing activities	(121)	(64)	(614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	9,496	25,309
Net proceeds from issuance of convertible notes payable	—	—	1,321
Repayment of convertible notes payable	—	—	(86)
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	—	9,496	26,553

NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,702)	4,846	6,002
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,704	7,608	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,002	$12,454	$6,002

NONCASH FINANCING ACTIVITIES
Issuance of warrants in connection with equity offerings	$—	$393	$6,645
Conversion of accrued expenses into common stock	—	—	303
Cashless exercise of employee stock options	—	—	74
Conversion of convertible notes and accrued interest into common stock	—	—	1,220
Conversion of extension costs related to conversion of convertible notes into common stock	—	—	171
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollar amounts in thousands)

1.	BASIS OF PRESENTATION

The consolidated financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of September 30, 2005 and the results of its operations and cash flows for the three and nine months ended September 30, 2005, and September 30, 2004. All adjustments made to the interim financial statements included all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004.

As shown in the consolidated financial statements, the Company incurred net losses of $24,681 for the cumulative period from inception (July 10, 2000) through September 30, 2005. The Company’s net losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through September 30, 2005, the Company has raised $26,630 in capital through (i) the issuance of convertible notes; (ii) the sale of common stock through a public offering; and (iii) the sale of common stock and warrants through private placements. From inception (July 10, 2000) through September 30, 2005, the Company used $19,937 in its operations. At September 30, 2005, the Company had $6,002 of cash and cash equivalents to fund future operations. Management believes there is sufficient cash to fund operations through at least May 2006.

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

The fair value of the equity instruments granted to non-employees, including options and warrants, is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2005
	2005	2004
Risk-free interest rate	3.43%-3.96%	2.00%-2.27%	1.51%-3.96%
Expected life of the options and warrants	3 years	3 years	3 years
Expected volatility of the underlying stock	75%	95%	95%
Expected dividend rate	None	None	None

Had the Company used the fair-value method to measure all stock-based compensation awarded to employees and non-employee directors, the Company’s net loss and basic and diluted loss per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2005
	2005	2004	2005	2004
Net loss—as reported	$(1,680)	$(1,763)	$(4,795)	$(5,022)	$(24,681)
Deduct employee stock-based compensation determined under the fair-value method	(38)	(227)	(188)	(684)	(4,115)

Net loss—pro forma	$(1,718)	$(1,990)	$(4,983)	$(5,706)	$(28,797)

Basic and diluted loss per share:
As reported	$(0.06)	$(0.07)	$(0.18)	$(0.20)
Pro forma	$(0.06)	$(0.08)	$(0.18)	$(0.23)

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. SFAS No. 123R is effective for the Company on January 1, 2006. The Company is evaluating the methods of adoption allowed by SFAS No. 123R and does not yet have an estimate of the effect on its statements of operations of adopting SFAS No. 123R.

3.	OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	September 30, 2005	December 31, 2004
Legal and accounting fees	$178	$250
Scientific and clinical fees	617	374
Accrued payroll and vacation	248	150
Other	18	25

Total	$1,061	$799

4.	CONTINGENCIES

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

Pursuant to Board approval, the Company has agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims, some of which may be recoverable under insurance. In the first nine months of 2005, the Company incurred $193 of expenses in connection with this defense. Through September 30, 2005, the Company has incurred cumulative costs of approximately $361 in legal and related costs in connection with the indemnification. No amount, if any, potentially recoverable from the insurance company has been recorded at September 30, 2005.

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

Overview

We are a development-stage company engaged in research and development of drug technologies to enable targeted delivery of chemotherapy drugs. We intend initially to “enhance” existing, widely used chemotherapies with our proprietary carbohydrate compounds. We believe our technology may increase the body’s tolerance to these toxic drugs by targeting the delivery directly to cancerous cells and increasing the efficacy, thereby creating a preferable treatment to existing oncology regimens. For additional information, please see “Item 1. Business – Business of Pro-Pharmaceuticals” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

All of our drug candidates are currently in preclinical and clinical development. We currently have only one drug candidate – DAVANAT® – in clinical development. In general, in order to commercialize our drug candidates, we are required to successfully complete preclinical studies and clinical trials and obtain regulatory approvals. Current requirements for regulatory approval include:

•	preclinical toxicology, pharmacology and metabolism studies, as well as in-vivo efficacy studies in relevant animal models of disease;
•	manufacturing of drug product for use in preclinical studies and clinical trials and ultimately for commercial supply;
•	submission of the results of preclinical studies and information regarding manufacturing and control and proposed clinical protocol to the Food and Drug Administration (FDA) in an investigational new drug application (IND), or similar filings with regulatory agencies outside the United States;
•	conduct of clinical trials designed to provide data and information regarding the safety and efficacy of the product candidate in humans; and

•	submission of all the results of testing to the FDA in a new drug application (NDA), or similar filings with regulatory agencies outside the United States.

Upon approval by the appropriate regulatory authorities we may commence commercial marketing and distribution of the product. This process typically takes several years to complete and requires the expenditure of substantial resources. Any delay in obtaining or failure to obtain required approvals will materially adversely affect our ability to generate revenues from commercial sales relating to our drug candidates. We do not expect to file an NDA for a drug candidate before 2007. We anticipate our sources of funding for the next several years to come from financing transactions.

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of $24,681 for the cumulative period from inception (July 10, 2000) through September 30, 2005. Our losses have resulted principally from costs associated with research and development expenses including clinical trial costs, legal expenses associated with protecting our intellectual property and general and administrative activities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect our intellectual property, we expect to incur additional operating losses for the foreseeable future.

From inception (July 10, 2000) through September 30, 2005, we have raised $26,630 in capital and used $19,937 in our operations. The capital was raised through (i) the issuance of convertible notes; (ii) the sale of common stock through a public offering; and (iii) the sale of common stock and warrants through private placements. At September 30, 2005 we had $6,002 of cash and cash equivalents, to fund future operations. We believe we have sufficient cash to fund our operations through at least May 2006.

Because we lack revenue and must continue our research and development, we must continually identify new sources of capital and complete financing transactions in order to continue our business. We must also continually monitor the monthly “burn rate” of our capital resources.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Research and Development Expenses. Research and development expenses were $859 during the three months ended September 30, 2005, a 29% increase as compared to $666 incurred during the three months ended September 30, 2004. We generally categorize research and development expenses as either direct external expense, comprised of amounts paid to third party vendors for services, or all other expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and preclinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans at which time we begin tracking expenditures by the product candidate. We have one product candidate – DAVANAT® – in clinical trials at this time. Clinical program costs comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Preclinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the three months ended September 30, 2005 as compared to the three months ended September 30 2004 were as follows:

	Three Months Ended September 30,
	2005	2004
Direct external expenses
Clinical programs	$463	$323
Pre-clinical activities	267	246
All other research and development expenses	129	97

	$859	$666

The $193 increase was due principally to drug manufacturing costs associated with the Phase II clinical trial of DAVANAT®/5-FU. Expenses increased to a lesser degree due to payroll.

We completed dosing patients in our Phase I clinical trial in March of 2005. We began dosing patients in a Phase II of DAVANAT®/5-FU clinical trial in May of 2005. We expect to complete this Phase II clinical trial in 2006. In September 2005 we submitted an IND to the FDA for an additional Phase II clinical trial of DAVANAT®/5-FU. We expect to initiate additional Phase II clinical trials of DAVANAT®/5-FU in the near future. These trials are designed to test the efficacy of DAVANAT® as a drug delivery compound for specific cancer indications and/or in combination with chemotherapeutic drugs. The number of trials, number of patients participating and timing of the trials may cause our research and development expenses to increase in the future.

General and Administrative Expenses. General and administrative expenses were $846 during the three months ended September 30, 2005, or a 25% decrease as compared to $1,133 incurred during the three months ended September 30, 2004. General and administrative expenses consist primarily of salaries, legal and accounting fees, insurance, investor relations, business development and other office related expenses. Legal expenses decreased by approximately $390 due primarily to lower expenses associated with the patent arbitration proceeding and were offset in part by increases in payroll expense of approximately $130. General and Administrative expenses may increase in the future due to the cost of being a public company.

Interest and Other Income. Interest and other income for the three months ended September 30, 2005 was $25 compared to $36 for the three months ended September 30, 2004, and primarily consists of interest income on short-term investments. The decrease in interest income is due to lower average cash balances offset by higher average interest rates in 2005 as compared to 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Research and Development Expenses. Research and development expenses were $2,292 during the nine months ended September 30, 2005, or a 12% increase as compared to $2,039 incurred during the nine months ended September 30, 2004. Please see “Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004” for an explanation of how we categorize research and development expenses.

Our research and development expenses for the nine months ended September 30, 2005 as compared to the nine months ended September 30 2004 were as follows:

	Nine Months Ended September 30,
	2005	2004
Direct external expenses
Clinical programs	$1,435	$988
Pre-clinical activities	461	756
All other research and development expenses	396	295

	$2,292	$2,039

Clinical trial expenses increased due to product manufacturing costs of approximately $301 and increased expenses associated with the Phase II clinical trial of DAVANAT®/5-FU. These increases were offset in part by lower pre-clinical activity. All other research and development expenses increased due to increased compensation.

We completed dosing patients in our Phase I clinical trial in March of 2005. We began dosing patients in a Phase II of DAVANAT®/5-FU clinical trial in May of 2005. We expect to complete this Phase II clinical trial in 2006. In September 2005 we submitted an IND to the FDA for an additional Phase II clinical trial of DAVANAT®/5-FU. We expect to initiate additional Phase II clinical trials of DAVANAT®/5-FU in the near future. These trials are designed to test the efficacy of DAVANAT® as a drug delivery compound for specific cancer indications and/or in combination with chemotherapeutic drugs. The number of trials, number of patients participating and timing of the trials may cause our research and development expenses to increase in the future.

Both the time required and costs we may incur in order to commercialize a drug candidate that would result in material net cash inflow are subject to numerous variables, and hence we are unable at this stage of our development to forecast useful estimates. Variables that make estimates difficult include the number of clinical trials we may undertake, the number of patients needed to participate in the clinical trial, patient recruitment uncertainties, trial results as to the safety and efficacy of our product, and uncertainties as to the regulatory agency response to our trial data prior to receipt of marketing approval. Moreover, the FDA or other regulatory agencies may suspend clinical trials if we or an agency believes patients in the trial are subject to unacceptable risks, or finds deficiencies in the conduct of the clinical trial. Delays or rejections may also occur if governmental regulation or policy changes during our clinical trials or in the course of review of our clinical data. Please see “Risks Related to Pro-Pharmaceuticals” and “Risks Related to the Drug Development Industry” for additional risks and other factors that make estimates difficult at this time. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of costs and completion of our program and the period during which material net cash inflows will commence are unavailable at this time.

General and Administrative Expenses. General and administrative expenses were $2,594 during the nine months ended September 30, 2005, a 15% decrease as compared to $3,070 incurred during the nine months ended September 30, 2004. General and administrative expenses consist primarily of salaries, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The decrease of $476 consists primarily of a decrease in legal expenses of approximately $690 due primarily to lower expenses associated with the patent arbitration proceeding and the former employee lawsuit offset in part by an increase in legal expenses to defend the Company against the GlycoGenesys counterclaim lawsuit. The decrease in legal expenses was offset by higher payroll expenses. General and Administrative expenses may increase in the future due to the cost of being a public company.

Interest and Other Income. Interest and other income for the nine months ended September 30, 2005 was $91 compared to $87 for the nine months ended September 30, 2004, and primarily consists of interest income on short-term investments. Average interest rates were slightly higher and average cash balances were somewhat lower in 2005 as compared to 2004.

Liquidity and Capital Resources

We are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations primarily through private placements of convertible debt, shares of common stock and warrants, and a public offering of shares of common stock. As of September 30, 2005, we had raised a total of $26,630 from these offerings and had $6,002 of available cash.

Net cash used in operations was $4,581 for the nine months ended September 30, 2005 as compared to $4,586 for the nine months ended September 30, 2004. Operating expenses did not materially change in the nine months ended September 30, 2005 relative to the same period in 2004 as decreases in legal litigation expense of approximately $690 were offset by increases in research and development expenses associated with the clinical trials and increases in compensation expense.

Net cash used in investing activities was $121 for the nine months ended September 30, 2005 compared to $64 for the nine months ended September 30, 2004. The investing activities consist entirely of fixed assets purchases and patent costs. Of the $57 increase $37 was related to patent costs and $20 was related to fixed asset purchases, primarily for computer related equipment. For the first nine months of 2004 expenditures were primarily for patent costs.

We believe that our cash on hand at September 30, 2005 of $6,002 will be sufficient to enable us to meet our operating requirements through at least May 2006. We will require more cash to fund our operations over the long-term and believe that we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Payments Due Under Contractual Obligation

The following table summarizes the payments due under our contractual obligations at September 30, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Clinical trial and related scientific contracts	$638	$544	$94	$—	$—
Operating leases	73	73	—	—	—

Total payments due under contractual obligations	$711	$617	$94	$—	$—

The majority of clinical trial and related scientific contracts are cancelable on thirty days notice and/or have a duration, as indicated in the table, of less than one year.

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

We Have Incurred Net Losses to Date and Depend on Outside Capital. Our accumulated deficit as of September 30, 2005 was $24,681. We will need to continue to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial operating losses for the next several years. Accordingly, we will not be generating sales or other revenue and will remain dependent on outside sources of financing during that time. If we are unable to raise funds from outside sources for our continuing operations, we may be adversely affected.

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

Based on $6,002 of available cash and cash equivalents as of September 30, 2005, we believe that we have sufficient capital to fund our operations through at least May 2006.

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

Four Principal Stockholders Own Enough Shares to Control the Company. Four of our principal stockholders, David Platt, James Czirr, Offer Binder and Anatole Klyosov, own or control approximately 42% of the outstanding shares of our common stock, and Dr. Platt and Mr. Czirr together own approximately 34%. Some or all of these stockholders, acting in concert, may be able to substantially influence the election of the Board of Directors and other corporate actions requiring stockholder approval, such as recapitalization or other fundamental corporate action, as well as the direction and policies of our company. Such concentration of ownership also could have the effect of delaying, deterring or preventing a change in control of the company that might otherwise be beneficial to stockholders.

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

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to Pro-Pharmaceuticals, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within Pro-Pharmaceuticals, Inc. particularly during the period in which this Report was being prepared, and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – O THER INFORMATION

Item 1. Legal Proceedings (dollar amounts in thousands)

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

Pursuant to Board approval, we agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims, some of which may be recoverable under insurance. In the first nine months of 2005, we incurred $193 of expenses in connection with this defense. Through September 30, 2005, we have incurred cumulative costs of approximately $361 in legal and related costs in connection with the indemnification. No amount, if any, potentially recoverable from the insurance company has been recorded at September 30, 2005.

On January 28, 2005, we filed a request with the U.S. Patent and Trademark Office (USPTO) for an inter partes re-examination of U.S. Patent No. 6,680,306 owned by GlycoGenesys, Inc. because we believe that the invention claimed in this patent is disclosed in literature that preceded it, including our U.S. Patent No. 6,645,946 for DAVANAT®. On October 18, 2005 the USPTO issued its’ ruling and rejected substantially all of the claims in the GlycoGenesys ‘306 patent. This strengthens our intellectual property position and establishes DAVANAT® as prior art to the GlycoGenesys ‘306 patent.

Item 5. Other Information

The Board of Directors has approved an incentive compensation plan for 2005. Under the plan Dr. Platt may receive up to $100,000 for performance in the areas of intellectual property development, investigational new drug applications, clinical trial progress, and other Company matters including fund raising, public relations, investor awareness, litigation resolution and other matters as the Compensation Committee may determine. The other members of the Company participate in the incentive compensation plan based upon their level of contribution to the above identified areas.

Item  6. Exhibits

Exhibit Number	Description of Document

10.1	Summary of 2005 Employee Incentive Compensation Plan

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2005.

PRO-PHARMACEUTICALS, INC.

By: /s/ David Platt

Name: David Platt, Ph.D.

Title: Chief Executive Officer

By: /s/ Carl L. Lueders

Name: Carl L. Lueders

Title: Chief Financial Officer