Form 10-Q
period 2006-03-31
PRO PHARMACEUTICALS INC
filed 2006-05-22
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐                Accelerated Filer  ☐                Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of May 18, 2006 was 27,768,669.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and March 31, 2005, and for the Cumulative Period From Inception (July 10, 2000) to March 31, 2006	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and March 31, 2005, and for the Cumulative Period From Inception (July 10, 2000) to March 31, 2006	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	16

ITEM 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	16

ITEM 1A.	Risk Factors	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 5.	Other Information	18

ITEM 6.	Exhibits	18

SIGNATURES		19

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,894	$4,466
Prepaid expenses and other current assets	221	228

Total current assets	12,115	4,694

PROPERTY AND EQUIPMENT - NET	48	60
INTANGIBLE ASSETS – NET	218	209

TOTAL ASSETS	$12,381	$4,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$518	$295
Accrued expenses	633	1,085
Current portion of convertible debt instrument and warrant liabilities	4,909

Total current liabilities	6,060	1,380

LONG TERM CONVERTIBLE DEBT INSTRUMENT AND WARRANT LIABILITIES	9,916	—

CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized, 27,315,411 issued and outstanding; Undesignated shares, $.01 par value; 10,000,000 shares authorized, none issued and outstanding	27	27
Additional paid-in capital	30,117	29,986
Deficit accumulated during the development stage	(33,739)	(26,430)

Total stockholders’ (deficit) equity	(3,595)	3,583

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,381	$4,963

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31, 2006
	2006	2005
OPERATING EXPENSES:
Research and development	$454	$601	$10,963
General and administrative	1,270	852	15,294

Total operating expenses	$(1,724)	$(1,453)	$(26,257)
OTHER INCOME AND EXPENSE
Interest income	27	36	381
Interest expense	(326)	—	(2,577)
Change in fair value of convertible debt instrument and warrant liabilities	(5,286)		(5,286)

Total other income and expense	(5,585)	36	(7,482)

NET LOSS	$(7,309)	$(1,417)	$(33,739)

NET LOSS PER SHARE—BASIC AND DILUTED	$(0.27)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	27,315,411	27,315,411

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31, 2006
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,309)	$(1,417)	$(33,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	16	326
Stock-based compensation expense	131	16	1,188
Non-cash interest expense	326		2,500
Change in fair value of convertible debt instrument and warrant liabilities	5,286		5,286
Write off of intangible assets	—	—	136
Changes in current assets and liabilities:
Prepaid expenses and other current assets	7	(24)	(191)
Deposits and other assets	—	—	(27)
Accounts payable and accrued expenses	(316)	(182)	1,182

Net cash used in operating activities	(1,856)	(1,591)	(23,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3)	(3)	(319)
Increase in patents costs and other assets	(13)	(32)	(301)

Net cash used in investing activities	(16)	(35)	(620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	—	25,309
Net proceeds from issuance of convertible debt instruments	9,300	—	10,621
Repayment of convertible debt instruments	—	—	(86)
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	9,300	—	35,853

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,428	(1,626)	11,894
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,466	10,704	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,894	$9,078	$11,894

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$19

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollar amounts in thousands)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006 and March 31, 2005. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2005.

As shown in the unaudited condensed consolidated financial statements, the Company incurred net losses of $33,739 for the cumulative period from inception (July 10, 2000) through March 31, 2006. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s debt financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through March 31, 2006, the Company has raised $35,930 in capital through sale and issuance of common stock, common stock purchase warrants, and debt securities in public and private offerings. From inception (July 10, 2000) through March 31, 2006, the Company has used $23,339 of cash in its operations. At March 31, 2006, the Company had $11,894 of cash and cash equivalents to fund future operations. Management believes there is sufficient cash to fund operations through at least June 2007.

The Company is subject to a number of risks similar to those of other development-stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, dependence on third-party collaborators for research operations, need for regulatory approval of products, successful protection of intellectual property, and competition with larger, better-capitalized companies. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company’s cost structure. There are no assurances, however, that the Company will be able to obtain additional financing on favorable terms, or at all, or successfully market its products.

2.	STOCK-BASED COMPENSATION

Summary of Stock-Based Compensation Plans – In October 2001, the Company’s Board of Directors adopted the Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the “Incentive Plan”), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board reserved 2,000,000 shares of common stock for issuance upon exercise of grants made under the Incentive Plan. Options granted under the Incentive Plan vest either immediately or over a period of up to three years, and expire three years to ten years from the grant date. In 2004, the stockholders approved an increase in the number of shares of common stock subject to the Incentive Plan by 3,000,000 such that the total number of shares subject to awards under the Incentive Plan is 5,000,000. At March 31, 2006, there were 2,469,000 shares available for future grants under the Incentive Plan.

In 2003, the stockholders approved the Pro-Pharmaceuticals, Inc. 2003 Non-Employee Director Stock Option Plan (the “Director Plan”), which permits awards of stock options to non-employee directors. The stockholders reserved 1,000,000 shares of common stock for issuance upon exercise of grants made under the Director Plan. At March 31, 2006, there were 871,250 shares available for future grants under the Director Plan.

In addition, the Company has awarded 464,604 non-plan stock option grants to non-employees. The non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plan. All 464,604 non-plan grants are outstanding at March 31, 2006.

Change in Accounting for Stock-Based Compensation – Through December 31, 2005 the Company accounted for stock-based compensation to employees and non-employee directors under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations. Under APB No. 25, no compensation expense is recognized for stock options granted at fair market value and with fixed terms.

On January 1, 2006, the Company adopted SFAS 123R, “Accounting for Stock-Based Compensation”, (SFAS 123R) using the modified prospective method, which results in the provisions of SFAS 123R being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS 123R requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the Company recorded the impact of forfeitures as they occurred.

Stock-based compensation expense for both employees and non-employees totaled $131, $16, and $1,188 for the three months ended March 31, 2006 and 2005, and for the cumulative period from inception (July 10, 2000) to March 31, 2006, respectively.

The Company had previously adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The following table illustrates the effect on net loss and basic and diluted loss per share for the three months ended March 31, 2005 and for the cumulative period from inception (July 10, 2000) to March 31, 2006 as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee awards.

	Three Months Ended March 31, 2005	Cumulative Period from Inception (July 10, 2000) to March 31, 2006
Net loss—as reported	$(1,417)	$(33,739)
Deduct employee stock-based compensation determined under the fair-value method	(111)	(4,214)

Net loss—pro forma	$(1,528)	$(37,953)

Basic and diluted loss per share:
As reported	$(0.05)
Pro forma	$(0.06)

The fair value of the stock options, is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31, 2006
	2006	2005
Risk-free interest rate	4.75%-4.82%	3.43%-3.96%	1.51%-4.82%
Expected life of the options	5 years	3 years	3.3 years
Expected volatility of the underlying stock	65%	75%	89%
Expected dividend rate	None	None	None

Pursuant to the 2001 Pro-Pharmaceuticals, Inc. Employee Stock Incentive Plan, the Company on March 9, 2006 granted to its employees, as a retention incentive, options to purchase 335,000 shares of its common stock exercisable at $3.75 per share. On March 9, 2006, the Company also granted to certain key consultants, as a retention incentive, options to purchase 30,000 shares of its common stock exercisable at $3.75 per share. Pursuant to the 2003 Pro-Pharmaceuticals, Inc. Non-Employee Director Stock Incentive Plan, on March 9, 2006, the Company granted to each of its non-management directors, in consideration of their service on the Board of Directors in 2005, options to purchase shares of the Company’s common stock, exercisable at $3.75 per share. The grants ranged from 1,500 to 8,500 per Director and totaled 34,000 stock options.

Members of the Board of Directors receive stock options for each Board and Committee meeting attended. The options are typically granted in the year following service. The Company expenses the value of stock options as earned. In the First Quarter of 2006 Board members earned approximately 16,000 stock options.

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2006 through March 31, 2006:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2006	2,675,354	$1.90 – 5.80	$3.57
Granted	399,000	3.75	3.75

Outstanding, March 31, 2006	3,074,354	$1.90 – 5.80	$3.60

The following tables summarize information about stock options outstanding at March 31, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.90 – $2.82	427,000	8.21	$2.34	183,667	$2.42
$2.92 – $4.05	2,562,354	4.85	$3.75	2,207,354	$3.75
$5.16 – $5.80	85,000	1.00	$5.35	85,000	$5.35

	3,074,354	5.21	$3.60	2,476,021	$3.71

As of March 31, 2006 there were 598,333 unvested options which will vest as follows: 71,667 in 2006, 240,000 in 2007, 168,334 in 2008 and 118,332 in 2009. Total expected unrecognized compensation cost related to such unvested options is $1,034, which is expected to be recognized over a weighted–average period of 1.6 years. As of March 31, 2006, the aggregate intrinsic value of outstanding options is $906, and the aggregate intrinsic value of fully vested and exercisable options is $560, representing the total pre–tax intrinsic value, based on the Company’s closing common stock price of $3.70 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

There was no cash received from employees as a result of employee stock option exercises during the three–month periods ended March 31, 2006 and 2005 and $149 during the cumulative period from inception (July 10, 2000) to March 31, 2006. There were no options exercised during the three month periods ended March 31, 2006 and 2005 and the intrinsic value of options exercised for the cumulative period from inception was $73.

The weighted–average grant date fair value for options granted during the three–month periods ended March 31, 2006 and 2005 and the cumulative period from inception (July 10, 2000) to March 31, 2006 was $3.75, $2.79 and $3.60, respectively. The total fair value of options vested during the three–month periods ended March 31, 2006 and 2005 and the cumulative period from inception (July 10, 2000) to March 31, 2006 was $306, $154 and $9,714, respectively.

3.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2006	December 31, 2005
Legal and accounting fees	$142	$188
Scientific and clinical fees	221	578
Accrued payroll and vacation	173	296
Accrued interest	87	—
Other	10	23

Total	$633	$1,085

4.	CONVERTIBLE DEBT INSTRUMENT AND WARRANT LIABILITIES

In February 2006, the Company issued $10,000 in aggregate principal amount of convertible debentures (the “Debentures”) together with warrants to purchase approximately 1,490,000 shares of the Company’s common stock (the “Warrants”). Additionally, in connection with issuance of the Debentures and Warrants, the placement agent received a fee of $550 and approximately 149,000 fully vested warrants (the “Placement Agent Warrants”) to purchase shares of the Company’s common stock. Net proceeds were approximately $9,300, net of approximately $700 in direct transaction costs, including the placement agent fee.

Features of the Convertible Debt Instrument and Warrants

The Debentures are convertible into 2,985,075 shares of the Company’s common stock at the option of the holder at any time prior to maturity at a conversion price of $3.35 per share, subject to adjustment for certain events described below. The Warrants are exercisable over a five year period from August 15, 2006 through August 14, 2011 at $3.35 per share.

The Debentures bear interest at 7% and are required to be redeemed in eighteen equal monthly installments beginning in August 2006 and continuing through January 2008. Interest is payable monthly beginning in July 2006. Each redemption installment and accrued interest may be settled in cash or in shares of common stock at the option of the Company. The number of shares deliverable under the share-settlement option is determined based on the lower of (a) $3.35 per share, as adjusted pursuant to the terms of the Debentures or (b) 90% applied to the average of the lowest five volume-weighted-average trading prices in a twenty day period immediately preceding each share settlement.

In the event of default, as defined in the Debentures, all amounts due and outstanding thereunder shall become, at the option of the holders, immediately due and payable in cash, in an amount that equals the sum of (i) the greater of (a) 130% of the outstanding balance plus all accrued and unpaid interest or (b) the conversion value of the Debentures, and (ii) all other amounts due in connection with the Debentures and associated agreements. Additionally, if a certain breach occurs under a related registration rights agreement, the Company will be required to pay, as liquidated damages, 2% per month of the outstanding balance of the Debentures, until such default is cured, up to a maximum of 24 months. Events of default include circumstances in which the Company either fails to have a registration statement for shares into which the Debentures can be converted be declared effective by the SEC within 180 days of the issuance date of the Debentures or that the registration statement’s effectiveness lapses for any reason. On March 29, 2006, the SEC declared effective the Company’s registration statement on Form S-3, which registered 7,300,000 shares of the Company’s common stock in connection with the Debentures and related warrants.

The Company may not make payments in shares if such payments would result in the cumulative issuance of shares of its common stock exceeding 19.999% of the shares outstanding on the day immediately preceding the issuance date of the Debentures (the “Issuable Maximum”), unless prior approval is given by vote of at least a majority of the shares outstanding on February 14, 2006. The Company cannot determine at this time if it will be required to issue shares in excess of the Issuable Maximum because the number of shares issuable as payments of principal and interest under the Debentures will depend on future share prices. As required by the transaction documents for these securities, (i) the Company is seeking shareholder approval for the issuance of in excess of the Issuable Maximum, even though the Issuable Maximum may not be exceeded and (ii) the Company obtained written commitments of holders of 42% of the Company’s outstanding common stock to vote their shares to approve issuances of shares that exceed the Issuable Maximum.

The conversion price of the Debentures and exercise price of the Warrants are each subject to certain anti-dilution protections, including for stock splits, stock dividends, change in control events and dilutive issuances of common stock or common stock equivalents, such as stock options, at an effective price per share that is lower than the then conversion price. In the event of a dilutive issuance of common stock or common stock equivalents, the conversion price and exercise price would be reduced to equal the lower price per share of the subsequent transaction.

Accounting for the Convertible Debt Instrument and Warrants

The Company is accounting for the warrants as derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.” The Company has determined that the Debentures constitute a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of FAS 133. As permitted by SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, the Company has irrevocably elected to initially and subsequently measure the Debentures in their entirety at fair value with changes in fair value recognized as either a gain or loss. Such changes are reflected in the statement of operations under the caption “changes in fair value of convertible debt instrument and warrant liabilities.”

Upon issuance of the Debentures and Warrants, the Company allocated proceeds received to the Debentures and the Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Debentures to be $7,747. The Debentures were immediately marked to fair value, resulting in a derivative liability in the amount of $9,126 and a charge to change in fair value of convertible debt instrument and warrant liabilities of $1,379. As of March 31, 2006, the fair value of the Debentures is $11,045, and the Company recognized an additional charge of $1,680 during the three months ended March 31, 2006, arising from the increase in fair value from the date of issuance.

The debt discount in the amount of $2,253 (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Debentures. The Company recorded interest expense in the amount of $239, with a corresponding increase in the carrying value of the debt, during the three months ended March 31, 2006 in connection with amortization of this discount. An additional $87 in interest was accrued during the period based upon the 7% coupon rate.

Upon issuance, the Warrants and Placement Agent Warrants did not meet the requirements for equity classification set forth in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” because such warrants (a) must be settled in registered shares and (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares. Therefore such Warrants are required to be accounted for as freestanding derivative instruments pursuant to the provisions of FAS 133. Accordingly, the Company allocated $2,253 of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $2,654 and a charge to change in fair value of convertible debt instrument and warrant liabilities of $401. As of March 31, 2006 the fair value of the Warrants is $3,436, and the Company recognized an additional charge of $782 during the three months ended March 31, 2006, arising from the increase in fair value from the date of issuance.

The Company paid approximately $700 in cash transaction costs and incurred another $265 in costs based upon the fair value of the Placement Agent Warrants. Such costs were expensed immediately as part of fair value adjustments required in connection with the convertible debt instrument and the Company’s irrevocable election to initially and subsequently measure the Debentures at fair value with changes in fair value recognized in earnings. As of March 31, 2006 the fair value of the Placement Agent Warrants was $344 and the Company recognized an additional charge of $79 during the three months then ended, arising from the increase in fair value from the date of issuance.

5.	CONTINGENCIES

In January 2004, David Platt, Ph.D., the Company’s Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In February 2004, GlycoGenesys asserted counterclaims against the Company and Dr. Platt alleging tortious interference and misappropriation of proprietary rights. The counterclaims seek monetary damages and injunctive relief related to the Company’s intellectual property. In March 2004, the Company and Dr. Platt answered the counterclaims and denied any liability. In June 2004, the Court allowed, without opposition, a motion of GlycoGenesys for leave to file a supplemental counterclaim against the Company for defamation and unfair competition. The Company and Dr. Platt intend to contest these counterclaims vigorously and believe they will ultimately prevail. However, if the Company does not prevail, there could be a material adverse impact on the financial position, results of operations or cash flows of the Company. On February 2, 2006, GlycoGenesys filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code, which stayed the counterclaim litigation proceedings.

Pursuant to Board approval, the Company has agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims, some of which may be recoverable under insurance. In the three months ended March 31, 2006, the Company incurred approximately $11 of expenses in connection with this defense. Through March 31, 2006 the Company has incurred cumulative expenses of approximately $438 in connection with this defense. No amount, if any, potentially recoverable from the insurance policy has been recorded at March 31, 2006.

On January 28, 2005, the Company filed a request with the U.S. Patent and Trademark Office (USPTO) for an inter partes re-examination of U.S. Patent No. 6,680,306 owned by GlycoGenesys, Inc. because the Company believes that the invention claimed in this patent is anticipated by other inventions (technically, “prior art”), including the Company’s U.S. Patent No. 6,645,946 for DAVANAT®. In an October 18, 2005 action, the USPTO agreed with the Company’s argument that all claims stated in the ‘306 patent are anticipated by prior art. On December 19, 2005, GlycoGenesys filed a response to the USPTO, and on January 18, 2006, the Company responded to the GlycoGenesys submission. The matter is now before the USPTO for a final decision. The Company believes that the USPTO actions to date support its belief that the invention claimed in the DAVANAT® patent is prior art relative to the GlycoGenesys patent.

In the ordinary course of business, the Company may from time to time be involved in other legal matters that in the Company’s estimation will not have a material adverse impact on it. The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable.

6.	SUBSEQUENT EVENTS

Subsequent to March 31, 2006, Debentures with principal of $1,500 and the related interest were converted into 453,258 shares of the Company’s common stock.

On May 1, 2006, the Company entered into a 5 year lease for office space replacing its current lease which expires in May of 2006. The lease provides for annual base rental payments of $235 in the first year increasing in each subsequent lease year to $244, $253, $263 and $273 respectively. In addition to base rental payments, the Company is responsible for its pro rata share of increases in the operating expenses for the building after calendar year 2006 and taxes for the building after fiscal year 2007. The Company has the right to extend the term of the lease for an additional five year period at the prevailing market rate at the time of exercise. To secure performance of its obligations under the lease, the Company has provided a letter of credit, secured by cash on deposit, in the amount of $59, to the landlord pursuant to the terms of the lease.

* * * * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands)

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under federal securities laws and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Pro-Pharmaceuticals operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to, without limitation, our early stage of development, our dependence on outside capital, uncertainties of our technology and clinical trials, intellectual property litigation, risk of default on our securities, uncertainties of regulatory approval requirements for our products, competition and stock price volatility in the biotechnology industry, limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Pro-Pharmaceuticals appearing elsewhere herein.

Overview

We are a development-stage company engaged in research and development of carbohydrate based therapeutic compounds. We believe our carbohydrate-based compounds offer numerous opportunities to provide advanced disease treatments. Our initial focus is on the target delivery of chemotherapy drugs for the treatment of cancer. We believe our initial carbohydrate compound — DAVANAT® — may increase the body’s tolerance to these toxic drugs by targeting the delivery directly to cancerous cells and increasing the efficacy, thereby creating a preferable treatment to existing oncology regimens. For additional information, please see “Item 1. Business — Business of Pro-Pharmaceuticals” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

All of our drug candidates are in preclinical and clinical development. We currently have one drug candidate — DAVANAT® — in clinical development. In general, in order to commercialize our present and future drug candidates, we are required to successfully complete preclinical studies and clinical trials and obtain regulatory approvals. The requirements for regulatory approval include:

•	preclinical toxicology, pharmacology and metabolism studies, as well as in-vivo efficacy studies in relevant animal models of disease;

•	manufacturing of drug products for use in preclinical studies and clinical trials and ultimately for commercial supply;

•	submission of the results of preclinical studies and information regarding manufacturing and control and proposed clinical protocol to the U.S. Food and Drug Administration (FDA) in an investigational new drug application (IND), or similar filings with regulatory agencies outside the United States;

•	conduct of clinical trials designed to provide data and information regarding the safety and efficacy of the product candidate in humans; and

•	submission of all the results of testing to the FDA in a new drug application (NDA), or similar filings with regulatory agencies outside the United States.

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

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of $33,739 for the cumulative period from inception (July 10, 2000) through March 31, 2006. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, general and administrative activities and costs related to our debt financings, including interest and changes in debt carried at fair value. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

Through March 31, 2006, we have raised approximately $35,930 in capital principally through the sale and issuance of common stock, common stock warrants and debt securities in public and private offerings. From inception (July 10, 2000) through March 31, 2006, we used cash of $23,339 for our operations. At March 31, 2006, we had $11,894 of cash and cash equivalents available to fund future operations, which we believe is sufficient to fund our operations through at least June 2007.

Because we lack revenue and must continue our research and development, we must continually identify new sources of capital and complete financing transactions in order to continue our business. We must continually monitor the monthly “burn rate” of our capital resources.

On January 1, 2006 we expanded our management team with the addition of Anatole Klyosov, Ph.D., on a full-time basis, as Chief Scientist, prior to which he had served as a part-time scientific consultant. Dr. Klyosov is a founder of the Company.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Research and Development Expenses. Research and development expenses were $454 during the three months ended March 31, 2006, or a 24% decrease as compared to $601 incurred in during the three months ended March 31, 2005. We generally categorize research and development expenses as either direct external expense, comprised of amounts paid to third party vendors for services, or all other expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and preclinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We have one product candidate — DAVANAT® — in clinical trials at this time. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Direct external expenses
Clinical programs	$110	$360
Pre-clinical activities	122	109
All other research and development expenses	222	132

	$454	$601

Clinical trial costs decreased by approximately $250. Of this amount approximately $230 is due principally to a contract credit associated with our Phase II DAVANAT®/5-FU colon cancer trial. Other research and development costs increased by approximately $90 due principally to the addition, in January 2006, of our Chief Scientist and, to a lesser degree, stock based compensation expense under the fair value method as required by SFAS 123R. Excluding the contract credit, our research and development expenses would have increased by approximately $82.

In September 2005 we submitted an IND to the FDA for an additional Phase II clinical trial of DAVANAT®/5-FU to treat line one cholangiocarcinoma (cancer of the bile duct) patients. We also received clearance from the EMEA (European Medicines Agency) to begin a Phase III Colon Cancer trial of DAVANAT®/5-FU in combination with other chemotherapy drugs. These trials are designed to test the efficacy of DAVANAT® as a drug delivery compound for specific cancer indications and/or in combination with chemotherapeutic drugs. We expect that the new clinical trials, the addition of our Chief Scientist, and the implementation of expensing of our stock options will cause our research and development expenses to increase in 2006.

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

General and Administrative Expenses. General and administrative expenses were $1,270 during the three months ended March 31, 2006, or a 49% increase, as compared to $852 incurred during the three months ended March 31, 2005. General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. Of the $418 increase in expenses during the three months ended March 31, 2006, approximately $311 was due to legal expenses, primarily to defend the counterclaims against our intellectual property asserted by the GlycoGenesys lawsuit and matters related to the bankruptcy of GlycoGenesys. Additionally approximately $93 of the increase was the result of expensing employee stock options under the fair value method commencing on January 1, 2006 as required by SFAS 123R. We expect our general and administrative expenses to increase over 2005 levels due to implementation of FAS 123R.

Other Income and Expense Other income and expense for the three months ended March 31, 2006 was $5,585 compared to $36 for the three months ended March 31, 2005. The increase is related to our convertible debt instrument and warrant liabilities of which $4,321 is related to fair value accounting, $965 is related to the immediate expensing of transaction costs and $326 is related to interest expense. The $326 of interest includes $239 of debt discount amortization and $87 of interest expense related to the 7% coupon rate.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2006, we had raised a total of $35,930 from these offerings and had $11,894 of available cash.

Net cash used in operations increased by $265 to $1,856 for the three months ended March 31, 2006 from $1,591 for the three months ended March 31, 2005. The increase is due to higher legal expenses.

Net cash used in investing activities was $16 for the three months ended March 31, 2006 compared to $35 for the three months ended March 31, 2005. The investing activities consist primarily of fixed assets purchases and patent costs. The reduction in financing costs was due principally to lower patent expenditures.

Net cash provided by financing activities in the first quarter of 2006 was $9,300 which we raised in a private placement of $10,000 7% Convertible Debentures and related common stock purchase warrants. As a result of the financing we incurred $700 of transaction costs, comprised of $550 paid as a fee for services to the placement agent, and the balance for fees for related legal and accounting services. Our resale registration of the shares of common stock underlying the Debentures and warrants became effective on March 29, 2006.

We believe that our cash and cash equivalents on hand at March 31, 2006 of $11,894 will be sufficient to enable us to meet our operating requirements through at least June 2007. We will require more cash to fund our operations over the long-term and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Payments Due Under Contractual Obligation

The following table summarizes the payments due under our contractual obligations at March 31, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$10,818	$5,084	$5,734
Operating leases	38	31	7	—	—

Total payments due under contractual obligations	$10,856	$5,115	$5,741	$—	$—

Long-term debt consists of scheduled principal and interest payments on our 7% Convertible Debentures. Principal is payable in 18 equal installments of approximately $556 commencing on August 1, 2006. Interest accrues at the rate of 7% and is payable monthly commencing on July 1, 2006. Total interest due in less than one year is approximately $640 and in 1-3 years is approximately $178. Principal and interest may be paid, at our option, in cash or shares of our common stock. Because investors may convert principal into common stock, at any time, at their option, the timing of principal and interest payments may accelerate relative to this schedule.

We have an operating lease for office space that expires in May of 2006. In connection with this lease included in the table above, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of approximately $21. On May 1, 2006 we entered into a lease for office space to commence upon termination of our present office space lease. This new lease extends for five years and terminates on June 30, 2011. The lease provides for annual base rental payments of $235 in the first year increasing in each subsequent lease year to $244, $253, $263 and $273 respectively. In addition to base rental payments, we are responsible for our pro rata share of increases in the operating expenses for the building after calendar year 2006 and taxes for the building after fiscal year 2007. We have the right to extend the term of the lease for an additional five year period at the prevailing market rate at the time of exercise. In connection with this new office space lease, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of approximately $59. Additionally, we have a non-cancellable lease for a car which expires in October of 2007.

We have engaged outside vendors for certain services associated with our clinical trials. These services are generally available from several providers and, accordingly, our arrangements are typically cancellable on 30 days notice.

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

Application of Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, income taxes, accrued expenses, stock-based compensation, convertible debt instrument and warrant liabilities contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses, income taxes and convertible debt instrument and warrant liabilities. For a more detailed discussion the first three of our critical accounting policies, please refer to our 2005 Annual Report on Form 10-K. A discussion of our derivative instrument accounting policy is detailed below.

Convertible debt instrument and warrant liabilities. We account for our convertible debentures and associated warrants in accordance with SFAS No. 133, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” as amended by SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” Our convertible debentures include features that qualify as embedded derivatives, such as (i) the holders’ conversion option, (ii) our option to settle the debentures at the scheduled maturity dates in cash or shares of our registered common stock, and (iii) premiums and penalties we would be liable to pay in the event of default. As permitted under SFAS No. 155, we elected to initially and subsequently measure the convertible debentures in their entirety at fair value with changes in fair value recognized as either a gain or loss. We made this election because we determined the aggregate fair value of the convertible debenture to be more meaningful in the context of our financial statements than if separate fair values were assigned to each of the multiple embedded instruments contained within such debentures. We believe the early adoption of SFAS No. 155 had no impact upon our financial position, results of operations or cash flows, but rather served to simplify the disclosures related to our convertible debentures that would otherwise have been required under SFAS No. 133 and related accounting pronouncements.

We record interest expense under our convertible debentures based on our 7% coupon rate, as well as the amortization of the debt discount, which we compute using the effective interest method. The debt discount represents the difference between our gross proceeds of $10,000 and the fair value of the convertible debt upon issuance, after separately valuing the investor warrants and the convertible debentures on a relative fair value basis. By amortizing the debt discount to interest expense, rather than recognizing it as a change in fair value of convertible debt instrument and warrants, which is separate line item in our statement of operations, we believe our interest expense line item more appropriately reflects the cost of debt associated with our convertible debentures.

We determined the fair values of our convertible debentures, investor warrants and placement agent warrants in consultation with valuation specialists, using valuation models we consider to be appropriate. Our stock price has the most significant influence on the fair value of our convertible debentures and our warrants. An increase in our common stock price would cause the fair values of both convertible debentures and warrants to increase, because the conversion and exercise prices, respectively, of such instruments are fixed at $3.35 per share, and result in a charge to our statement of operations. A decrease in our stock price would likewise cause the fair value of the convertible debentures and the warrants to decrease and result in a credit to our statement of operations. If the price of our common stock were to decline significantly, however, the decrease in the fair value of the convertible debentures would be limited by the instrument’s debt characteristics. Under such circumstances, our estimated cost of capital would become another significant variable affecting the fair value of the convertible debentures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of March 31, 2006, we had $10,000 of outstanding convertible debentures with an interest rate fixed at 7%. We account for the convertible debentures and warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2006. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to Pro-Pharmaceuticals, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within Pro-Pharmaceuticals, Inc. particularly during the period in which this Report was being prepared, and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Exchange Act ) occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Board approval, we agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims, some of which may be recoverable under insurance. In the First Quarter of 2006, we incurred approximately $11 of expenses in connection with this defense. Through March 31, 2006, we have incurred cumulative expenses of approximately $438 in connection with this defense. No amount, if any, potentially recoverable from the insurance company has been recorded at March 31, 2006.

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

Item 1A.	Risk Factors

Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors at Item 1A of Part I. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in that Form 10-K.

We Have Incurred Net Losses to Date and Depend on Outside Capital. Our accumulated deficit as of March 31, 2006 was $33,739. We will need to continue to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial operating losses for the next several years. Accordingly, we will not be generating sales or other revenue and will remain dependent on outside sources of financing during that time. If we are unable to raise funds from outside sources for our continuing operations, we may be adversely affected.

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

Based on approximately $11,894 of available cash and cash equivalents as of March 31, 2006, we believe that we have sufficient capital to fund our operations through at least June 2007.

We Could Be Required to Make Substantial Cash Payments Upon an Event of Default Under Our Debentures. Our 7% Convertible Debentures provide for events of default including, without limitation, failure to timely make payments of principal, interest or other amounts due thereunder, failure to observe or perform any covenant or agreement set forth in the Debentures or other material agreements to which we are a party, default on another credit agreement or facility evidencing of obligations in excess of $250, ineligibility of our stock for listing on quotation on a trading market, lapse of effectiveness of the registration statement registering the shares underlying the Debentures and warrants, or inability of selling stockholders to offer and sell their shares in excess of certain “blackout” periods. If an event of default occurs, the outstanding principal, plus accrued and unpaid interest due thereon, and all other amounts due under each Debenture may become, at the holder’s election, immediately due and payable in cash in an amount that is not less than the sum of (i) 130% of the outstanding principal plus accrued and unpaid interest and (ii) other amounts due to such holder. We would not be able to repay this amount without raising additional capital.

Large Sales Could Reduce the Trading Price of Our Common Stock. We listed our common stock on the American Stock Exchange in September 2003, prior to which our stock traded on the OTC Bulletin Board. Based on varying trading volume to date, our stock could be considered “thinly traded.” In 2003 and 2004, on behalf of existing stockholders, we registered for re-sale approximately 14.65 million shares of our common stock, and approximately 3.61 million shares of stock issuable upon exercise of immediately exercisable warrants. On March 29, 2006 on behalf of the holders of our 7% Convertible Debentures and common stock purchase warrants, we registered for re-sale 7.3 million shares of common stock issuable upon conversion or redemption of, or as interest payments on, the Debentures and exercise of the warrants. The interest and principal are payable monthly commencing July 1, and August 1, 2006, respectively, in shares of common stock, subject to some restrictions. In general, shares of registered common stock may be re-sold into the public markets without volume or other restrictions. Large sales of our registered shares could place substantial downward pressure on the trading price of our common stock, particularly if the amount sold significantly exceeds the then-current trading volume of our stock.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2006, in a private placement effected pursuant to the exemption provided in Rule 506 of Regulation D under the Securities Act of 1933, we issued and sold to institutional accredited investors for aggregate $10,000 gross cash proceeds our 7% Convertible Debentures and related Common Stock Purchase Warrants exercisable to purchase approximately 1,490,000 shares of our common stock. Rodman & Renshaw LLC acted as the placement agent for this transaction and was compensated by payment of $550 in cash and Warrants exercisable to purchase approximately 149,000 shares. The Debentures (i) are convertible by holders at any time to shares of our common stock at an initial conversion price of $3.35 per share, subject to adjustment, (ii) must be redeemed in 18 equal monthly installments beginning August 1, 2006, and (iii) require interest payments at 7% per year beginning July 1, 2006. Redemptions and interest payments may be made in cash and/or, subject to certain limitations, shares of our common stock. For the purpose of payments in the form of shares, the per-share price is calculated relative to the trading prices of our common stock prior to the payment dates, detail of which is provided at Note 4 “Convertible Debt Instrument and Warrant Liabilities” (“Note 4”) to the unaudited consolidated financial statements contained in this Quarterly Report. The Warrants are exercisable at $3.35 per share, subject to adjustment as more fully disclosed in Note 4, for five years beginning August 15, 2006. We subsequently registered the resale of the shares issuable upon redemption of, or as interest payments on, the Debentures, and upon exercise of the Warrants.

Subsequent to the quarter ended March 31, 2006, some holders converted all or a portion of their Debentures resulting in issuances of an aggregate of 453,258 of our shares.

Item 5.	Other Information

The Board of Directors has approved an incentive compensation plan for 2006. Under the plan Dr. Platt may receive up to $100 for performance in the areas of fund raising and clinical trial initiation and interim results reporting and other matters as the Compensation Committee may determine. The other members of the Company participate in the incentive compensation plan based upon their level of contribution to these incentive goals.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2006.

PRO-PHARMACEUTICALS, INC.

By:	/s/ David Platt
Name: David Platt, Ph.D.
Title: Chief Executive Officer

/s/ Carl L. Lueders
Name: Carl L. Lueders
Title: Chief Financial Officer