Form 10-Q
period 2006-06-30
PRO PHARMACEUTICALS INC
filed 2006-08-11
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of August 7, 2006 was 28,367,687.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands except share and per share amounts)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,719	$4,466
Certificate of deposit	5,000	—
Prepaid expenses and other current assets	249	228

Total current assets	9,968	4,694

PROPERTY AND EQUIPMENT – NET	63	60
INTANGIBLE ASSETS – NET	256	209

TOTAL ASSETS	$10,287	$4,963

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$244	$295
Accrued expenses	639	1,085
Current portion of convertible debt instrument and warrant liabilities	6,177	—

Total current liabilities	7,060	1,380

LONG TERM CONVERTIBLE DEBT INSTRUMENT AND WARRANT LIABILITIES	5,258	—

CONTINGENCIES (Note 6)
STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized, 28,059,420 and 27,315,411 issued and outstanding at June 30, 2006 and December 31, 2005 respectively; Undesignated shares, $.01 par value; 10,000,000 shares authorized, none issued and outstanding	28	27
Additional paid-in capital	32,864	29,986
Deficit accumulated during the development stage	(34,923)	(26,430)

Total stockholders’ (deficit) equity	(2,031)	3,583

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$10,287	$4,963

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2006
	2006	2005	2006	2005
OPERATING EXPENSES:
Research and development	$998	$831	$1,452	$1,432	$11,961
General and administrative	1,101	897	2,371	1,749	16,395

Total operating expenses	$(2,099)	$(1,728)	$(3,823)	$(3,181)	$(28,356)
OTHER INCOME AND EXPENSE
Interest income	43	30	70	66	424
Interest expense	(582)	—	(908)	—	(3,159)
Change in fair value of convertible debt instrument and warrant liabilities	1,454	—	(3,832)	—	(3,832)

Total other income and (expense)	$915	$30	$(4,670)	$66	$(6,567)

NET LOSS	$(1,184)	$(1,698)	$(8,493)	$(3,115)	$(34,923)

NET LOSS PER SHARE—BASIC	$(0.04)	$(0.06)	$(0.31)	$(0.11)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	27,735,713	27,315,411	27,525,562	27,315,411

NET LOSS PER SHARE—DILUTED	$(0.08)	$(0.06)	$(0.31)	$(0.11)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	27,750,263	27,315,411	27,525,562	27,315,411

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED) (dollars in thousands except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCE, JANUARY 1, 2006	27,315,411	$27	$29,986	$(26,430)	$3,583
Net loss	—	—	—	(8,493)	(8,493)
Common stock issued related to convertible debenture conversions	476,202	1	1,744	—	1,745
Common stock issued related to convertible debenture redemptions	267,807	—	909	—	909
Stock-based compensation expense	—	—	225	—	225

BALANCE, JUNE 30, 2006	28,059,420	$28	$32,864	$(34,923)	$(2,031)

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2006
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,493)	$(3,115)	$(34,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	32	341
Stock-based compensation expense	225	16	1,282
Non-cash interest expense	908		3,082
Change in fair value of convertible debt instrument and warrant liabilities	3,832		3,832
Write off of intangible assets	—	—	136
Changes in current assets and liabilities:
Prepaid expenses and other current assets	28	(90)	(197)
Accounts payable and accrued expenses	(497)	(122)	1,001

Net cash used in operating activities	(3,963)	(3,279)	(25,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(28)	(20)	(344)
Purchase of certificate of deposit	(5,000)		(5,000)
Increase in patents costs and other assets	(56)	(68)	(344)

Net cash used in investing activities	(5,084)	(88)	(5,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	—	25,309
Net proceeds from issuance of convertible debt instruments	9,300	—	10,621
Repayment of convertible debt instruments	—	—	(86)
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	9,300	—	35,853

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	253	(3,367)	4,719
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,466	10,704	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,719	$7,337	$4,719

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$19

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollar amounts in thousands except share and per share amounts))

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of June 30, 2006 and the results of its operations and its cash flows for the three and six months ended June 30, 2006 and June 30, 2005. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2005.

As shown in the unaudited condensed consolidated financial statements, the Company incurred net losses of $34,923 for the cumulative period from inception (July 10, 2000) through June 30, 2006. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s debt financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through June 30, 2006, the Company has raised $35,930 in capital through sale and issuance of common stock, common stock purchase warrants, and debt securities in public and private offerings. From inception (July 10, 2000) through June 30, 2006, the Company has used $25,446 of cash in its operations. At June 30, 2006, the Company had $9,719 of cash and cash equivalents and a certificate of deposit to fund future operations. Management believes there is sufficient cash to fund operations through at least June 2007.

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

Impact of New Accounting Standards – In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings in 2007. The Company is currently evaluating the impact of the Interpretation on its consolidated financial statements.

2.	STOCK-BASED COMPENSATION

Summary of Stock-Based Compensation Plans – In October 2001, the Company’s Board of Directors adopted the Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the “Incentive Plan”), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. Options granted under the Incentive Plan vest either immediately or over a period of up to three years, and expire three years to ten years from the grant date. Amended by the stockholders in 2004, there are 5,000,000 shares of common stock in the Incentive Plan and as of June 30, 2006, there were 2,484,000 shares available for future grants under the Incentive Plan.

In 2004, the stockholders approved the Pro-Pharmaceuticals, Inc. 2003 Non-Employee Director Stock Option Plan (the “Director Plan”), which permits awards of stock options to non-employee directors. There are 1,000,000 shares of common stock in the Director Plan. At June 30, 2006, there were 871,250 shares available for future grant.

In addition, the Company has awarded 464,604 non-plan stock option grants to non-employees. The non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plan. All 464,604 non-plan grants are outstanding at June 30, 2006.

Change in Accounting for Stock-Based Compensation – Through December 31, 2005, the Company accounted for stock-based compensation to employees and non-employee directors under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations. Under APB No. 25, no compensation expense is recognized for stock options granted at fair market value and with fixed terms.

On January 1, 2006, the Company adopted SFAS 123R, “Accounting for Stock-Based Compensation,” (SFAS 123R) using the modified prospective method, which results in the provisions of SFAS 123R being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS 123R requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the Company recorded the impact of forfeitures as they occurred.

Stock-based compensation expense for both employees and non-employees totaled $93 for the three months ended June 30, 2006. There was no stock-based compensation expense for the three months ended June 30, 2005. For the six months ended June 30, 2006 and 2005 and for the cumulative period from inception (July 10, 2000) to June 30, 2006, stock based compensation expense was $224, $16 and $1,281 respectively.

The Company had previously adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The following table illustrates the effect on net loss and basic and diluted loss per share for the six months ended June 30, 2005 and for the cumulative period from inception (July 10, 2000) to June 30, 2006 as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee awards.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Cumulative Period from Inception (July 10, 2000) to June 30, 2006
Net loss—as reported	$(1,698)	$(3,115)	$(34,923)
Deduct employee stock-based compensation determined under the fair-value method	(39)	(150)	(4,214)

Net loss—pro forma	$(1,737)	$(3,265)	$(39,137)

Basic and diluted loss per share:
As reported	$(.06)	$(0.11)
Pro forma	$(.06)	$(0.12)

The fair value of the stock options, is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2006
	2006	2005
Risk-free interest rate	4.81%	3.53%	2.96%
Expected life of the options	5 years	3 years	3.3 years
Expected volatility of the underlying stock	65%	75%	89%
Expected dividend rate	None	None	None

Pursuant to the Incentive Plan, the Company on March 9, 2006 granted to its employees, as a retention incentive, options to purchase 335,000 shares of its common stock exercisable at $3.75 per share. On March 9, 2006, the Company also granted to certain key consultants, as a retention incentive, options to purchase 30,000 shares of its common stock exercisable at $3.75 per share. Pursuant to the Director Plan, on March 9, 2006, the Company granted to each of its non-management directors, in consideration of their service on the Board of Directors in 2005, options to purchase shares of the Company’s common stock, exercisable at $3.75 per share. The grants ranged from 1,500 to 8,500 options per Director and totaled 34,000 stock options.

Members of the Board of Directors receive stock options for each Board and Committee meeting attended. The options are typically granted in the year following service. The Company expenses the value of stock options as earned. In the second quarter of 2006 Board members earned approximately 4,000 stock options. During the six months ended June 30, 2006, the Directors have earned approximately 20,000 stock options.

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2006 through June 30, 2006:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2006	2,675,354	$1.90 – 5.80	$3.57
Granted	399,000	3.75	3.75
Forfeited	(15,000)	3.75	3.75

Outstanding, June 30, 2006	3,059,354	$1.90 – 5.80	$3.60

The following tables summarize information about stock options outstanding at June 30, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.90 – $2.82	427,000	7.84	$2.34	183,667	$2.42
$ 2.92 – $4.05	2,547,354	4.90	$3.75	2,202,354	$3.75
$ 5.16 – $5.80	85,000.75		$5.35	85,000	$5.35

	3,059,354	5.19	$3.60	2,471,021	$3.71

As of June 30, 2006, there were 588,333 unvested options which will vest as follows: 71,667 in 2006, 236,667 in 2007, 165,001 in 2008 and 114,998 in 2009. Total expected unrecognized compensation cost related to such unvested options is $911, which is expected to be recognized over a weighted–average period of 1.4 years. As of June 30, 2006, the aggregate intrinsic value of outstanding options is $393, and the aggregate intrinsic value of fully vested and exercisable options is $181, representing the total pre–tax intrinsic value, based on the Company’s closing common stock price of $3.15 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

No cash was received from employees as a result of employee stock option exercises during the three and six month periods ended June 30, 2006 and 2005 and $149 during the cumulative period from inception (July 10, 2000) to June 30, 2006. No options were exercised during the three or six month periods ended June 30, 2006 and 2005 and the intrinsic value of options exercised for the cumulative period from inception was $73.

No options were granted during the three month periods ended June 30, 2006 and 2005. The weighted–average grant date fair value for options granted during the six month periods ended June 30, 2006 and 2005 and the cumulative period from inception (July 10, 2000) to June 30, 2006 was $3.75, $2.79 and $3.60, respectively. No options vested during the three month periods ended June 30, 2006 and 2005. The total fair value of options vested during the six month periods ended June 30, 2006 and 2005 and the cumulative period from inception (July 10, 2000) to June 30, 2006 was $306, $154 and $9,714, respectively. During the three and six month periods ended June 30, 2006 15,000 options were forfeited. No options were forfeited in the three and six month periods ended June 30, 2005.

Estimates of the fair value of equity awards will be affected by the future market price of the Company’s common stock, as well as the actual results of certain assumptions used to value the equity awards. These assumptions include, but are not limited to, the related income tax impact, the expected volatility of the common stock, the number of stock options to be forfeited and exercised by employees, and the expected term of options granted.

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model and applying the multiple-option valuation approach to the stock option valuation. In general employee options vest over a period of three years. Board of Director and other options vest upon grant. To date the Company has had essentially no options exercised and for all options granted since January 1, 2006 has used five years as the option term which represents the life of options granted.

The volatility of the common stock is estimated using a combination of historical and implied volatility, as discussed in Staff Accounting Bulletin SAB No. 107. By using this combination, the Company is taking into consideration the historical realized volatility, as well as factoring in estimates of future volatility that the Company believes will differ from historical volatility as a result of the market performance of the common stock, the volume of activity of the underlying shares, the availability of actively traded common stock options, and overall market conditions.

The risk-free interest rate used in the Black-Scholes option pricing model is determined by looking at historical U.S. Treasury zero-coupon bond issues with terms equal to the expected terms of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. Lastly, in accordance with SFAS No. 123R, the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine an estimated pre-vesting option forfeiture rate, the Company used historical forfeiture data. This estimated forfeiture rate has been applied to all unvested options outstanding as of January 1, 2006 and to all options granted since January 1, 2006. Therefore, stock-based compensation expense is recorded only for those options that are expected to vest.

3.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2006	December 31, 2005
Legal and accounting fees	$108	$188
Scientific and clinical fees	260	578
Accrued payroll and vacation	262	296
Other	9	23

Total	$639	$1,085

4.	CONVERTIBLE DEBT INSTRUMENT AND WARRANT LIABILITIES

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

The Debentures bear interest at 7% and are required to be redeemed in eighteen equal monthly installments beginning in August 2006 and continuing through January 2008. Interest is payable monthly beginning in July 2006. Each redemption installment and accrued interest may be settled in cash or in shares of common stock at the option of the Company. The number of shares deliverable under the share-settlement option is determined based on the lower of (a) $3.35 per share, as adjusted pursuant to the terms of the Debentures or (b) 90% applied to the average of the lowest five volume-weighted-average trading prices in a twenty day period immediately preceding each share settlement. If the share-settlement option is elected by the Company, the Company is required to make an estimated payment in shares approximately 30 days prior to the scheduled maturity date.

In the event of default, as defined in the Debentures, all amounts due and outstanding thereunder shall become, at the option of the holders, immediately due and payable in cash, in an amount that equals the sum of (i) the greater of (a) 130% of the outstanding balance plus all accrued and unpaid interest or (b) the conversion value of the Debentures, and (ii) all other amounts due in connection with the Debentures and associated agreements. Additionally, if a certain breach occurs under a related registration rights agreement, the Company will be required to pay, as liquidated damages, 2% per month of the outstanding balance of the Debentures, until such default is cured, up to a maximum of 24 months. Events of default include circumstances in which the Company either fails to have a registration statement for shares into which the Debentures can be converted be declared effective by the SEC within 180 days of the issuance date of the Debentures or that the registration statement’s effectiveness lapses for any reason. On March 29, 2006, the SEC declared effective the Company’s registration statement on Form S-3, which registered 7,300,000 shares of the Company’s common stock in connection with the Debentures and related Warrants and Placement Agent Warrants.

As required by the transaction documents for these securities, the Company sought and on May 25, 2006 received approval from its shareholders to issue shares necessary to satisfy the Company’s obligations under the Debenture and Warrants and Placement Agent Warrants.

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

Accounting for the Convertible Debt Instrument and Warrants

The Company has determined that the Debentures constitute a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of SFAS 133. “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As permitted by SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, the Company has irrevocably elected to initially and subsequently measure the Debentures in their entirety at fair value with changes in fair value recognized as either a gain or loss. Such changes are reflected in the statement of operations under the caption “Change in fair value of convertible debt instrument and warrant liabilities.”

Upon issuance, the Warrants and Placement Agent Warrants did not meet the requirements for equity classification set forth in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” because such warrants (a) must be settled in registered shares and (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares. Therefore such Warrants are required to be accounted for at fair value as freestanding derivative instruments pursuant to the provisions of SFAS 133. Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption “Change in fair value of convertible debt instrument and warrant liabilities.”

Upon issuance of the Debentures and Warrants, the Company allocated proceeds received to the Debentures and the Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Debentures to be $7,747. The Debentures were immediately marked to fair value, resulting in a derivative liability in the amount of $9,126 and a charge to Change in fair value of convertible debt instrument and warrant liabilities of $2,079.

Upon issuance, the Company allocated $2,253 of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $2,654 and a charge to change in fair value of convertible debt instrument and warrant liabilities of $401. The Company paid approximately $700 in cash transaction costs and incurred another $265 in costs based upon the fair value of the Placement Agent Warrants. Such costs were expensed immediately as part of fair value adjustments required in connection with the convertible debt instrument and the Company’s irrevocable election to initially and subsequently measure the Debentures at fair value with changes in fair value recognized in earnings.

The debt discount in the amount of $2,253 (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Debentures. The Company amortized $764 and $1,003 of this amount in the three and six month periods ended June 30, 2006 with a corresponding increase in the carrying value of the debenture. Of this amount $427 and $666 in the three and six months period ended June 30, 2006, respectively, was charged to interest expense. An additional $155 and $242 in interest was recorded during the three and six months ended June 30, 2006 respectively based upon the 7% coupon rate.

A summary of changes in the Debenture, Warrants and Placement Agent Warrants is as follows:

	Fair Value of Debenture	Fair Value of Warrant Liabilities	Total
Allocation of initial proceeds	$7,747	$2,253	$10,000
Cash transaction costs	(700)		(700)
Initial fair value adjustment	2,079	667	2,746

February 14, 2006	$9,126	$2,920	$12,046
Amortization of debt discount	239		239
Fair value adjustment	1,680	860	2,540

Balance March 31, 2006	$11,045	$3,780	$14,825
Conversions, at net carrying amount(1)	(1,726)		(1,726)
Redemptions, at net carrying amount(2)	(637)		(637)
Amortization of debt discount	427		427
Fair value adjustment	(526)	(928)	(1,454)

Balance June 30, 2006	$8,583	$2,852	$11,435

(1)	Represents conversions of principal value of $1,575
(2)	Represents prepayment in common stock of August 1, 2006 scheduled maturity of principal value of $500

5.	EARNINGS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method and convertible debenture using the if-converted method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three month period ended June 30, 2006 all stock options and convertible debentures and 3,722,497 warrants were excluded from the computation of diluted net loss per share. For the six month period ended June 30, 2006, all stock options, warrants and convertible debentures were excluded from the computation of diluted net loss per share. For the three and six month periods ended June 30, 2005 all stock options and warrants were excluded from the computation of diluted net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Loss-basic	$(1,184)	$(1,698)	$(8,493)	$(3,115)
Fair value adjustment related to warrant liabilities	(927)	—	—	—

Net Loss-diluted	$(2,111)	$(1,698)	$(8,493)	$(3,115)

	Three Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding-basic	27,735,713	27,315,411	27,525,562	27,315,411
Incremental common shares related to warrants	14,550	—	—	—

Weighted average common shares outstanding-diluted	27,750,263	27,315,411	27,525,562	27,315,411

Earnings Per Share
-Basic	(.04)	(.06)	(.31)	(.11)
-Diluted	(.08)	(.06)	(.31)	(.11)

6.	CONTINGENCIES

In January 2004, Dr. Platt, the Company’s Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In February 2004, GlycoGenesys filed a counterclaim lawsuit against the Company and Dr. Platt alleging tortious interference and misappropriation of proprietary rights. On February 2, 2006, GlycoGenesys filed a voluntary petition in bankruptcy for protection under Chapter 11 of the U.S. Bankruptcy Code, as a result of which the counterclaim litigation is stayed. On June 1, 2006, the bankruptcy court approved a motion by GlycoGenesys to convert the proceeding to a Chapter 7 liquidation.

Pursuant to Board approval, the Company has agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims, some of which may be recoverable under insurance. For the three months ended June 30, 2006, the Company incurred no expenses and for the six months ended June 30, 2006 the Company incurred approximately $11 of expenses in connection with this defense. Through June 30, 2006 the Company has incurred cumulative expenses of approximately $438 in connection with this defense. No amount, if any, potentially recoverable from the insurance policy has been recorded at June 30, 2006.

In the ordinary course of business, the Company may from time to time be involved in other legal matters that in the Company’s estimation will not have a material adverse impact on it. The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable.

7.	SUBSEQUENT EVENTS

On July 2, 2006 and August 1, 2006, respectively, the Company issued 1,323 and 306,944 shares of common stock to satisfy redemptions in accordance with the terms of the convertible debenture agreement.

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

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of $34,923 for the cumulative period from inception (July 10, 2000) through June 30, 2006. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, general and administrative activities and costs related to our debt financings, including interest and changes in debt carried at fair value. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

Through June 30, 2006, we have raised approximately $35,930 in capital principally through the sale and issuance of common stock, common stock warrants and debt securities in public and private offerings. From inception (July 10, 2000) through June 30, 2006, we used cash of $25,446 for our operations. At June 30, 2006, we had $9,719 of cash and cash equivalents and a certificate of deposit available to fund future operations, which we believe is sufficient to fund our operations through at least June 2007.

Because we lack revenue and must continue our research and development, we must continually identify new sources of capital and complete financing transactions in order to continue our business. We must continually monitor the monthly “burn rate” of our capital resources.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Research and Development Expenses. Research and development expenses were $998 during the three months ended June 30, 2006, or a 20% increase as compared to $831 incurred during the three months ended June 30, 2005. We generally categorize research and development expenses as either direct external expense, comprised of amounts paid to third party vendors for services, or all other expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and preclinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We have one product candidate — DAVANAT® — in clinical trials at this time. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 were as follows:

	Three Months Ended June 30,
	2006	2005
Direct external expenses
Clinical programs	$570	$429
Pre-clinical activities	220	268
All other research and development expenses	208	134

	$998	$831

Clinical trial expenses increased by approximately $141. Approximately $370 of this increase was related to initiating the Phase II Cholangiocarcinoma and the Phase III European Colorectal Cancer trials. This was offset by a $220 reduction in the Phase II DAVANAT®/5-FU Colorectal Cancer trial which is concluding. Other research and development costs increased by approximately $74 due principally to the addition, in January 2006, of our Chief Scientist and, to a lesser degree, stock based compensation expense under the fair value method as required by SFAS 123R. Pre-clinical activities decreased due to lower manufacturing costs offset by an increase in research initiatives.

In September 2005 we submitted an IND to the FDA for an additional Phase II clinical trial of DAVANAT®/5-FU to treat line one cholangiocarcinoma (cancer of the bile duct) patients. We also received clearance from the EMEA (European Medicines Agency) to begin a Phase III Colorectal Cancer trial of DAVANAT®/5-FU in combination with other chemotherapy drugs. These trials are designed to test the efficacy of DAVANAT® as a drug delivery compound for specific cancer indications and/or in combination with chemotherapeutic drugs. We expect that the new clinical trials, the addition of our Chief Scientist, and the implementation of expensing of our stock options will cause our research and development expenses to increase in 2006 as compared to 2005.

Both the time required and costs we may incur in order to commercialize a drug candidate that would result in material net cash inflow are subject to numerous variables, and hence we are unable at this stage of our development to forecast useful estimates. Variables that make estimates difficult include the number of clinical trials we may undertake, the number of patients needed to participate in the clinical trial, patient recruitment uncertainties, trial results as to the safety and efficacy of our product, and uncertainties as to the regulatory agency response to our trial data prior to receipt of marketing approval. Moreover, the FDA or other regulatory agencies may suspend clinical trials if we or an agency believes patients in the trial are subject to unacceptable risks, or finds deficiencies in the conduct of the clinical trial. Delays or rejections may also occur if governmental regulation or policy changes during our clinical trials or in the course of review of our clinical data. Please see “Risks Related to Pro-Pharmaceuticals” and “Risks Related to the Drug Development Industry” included in the Annual Report on Form 10-K for the year ended December 31, 2005 for additional risks and other factors that make estimates difficult at this time. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of costs and completion of our program and the period during which material net cash inflows will commence are unavailable at this time.

General and Administrative Expenses. General and administrative expenses were $1,101 during the three months ended June 30, 2006, or a 23% increase, as compared to $897 incurred during the three months ended June 30, 2005. General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. Of the $204 increase, approximately $70 was the result of expensing employee stock options under the fair value method commencing on January 1, 2006 as required by SFAS 123R. The remainder was due principally to expenses associated with our February 14, 2006 convertible debenture. We expect our general and administrative expenses to increase over 2005 levels due to implementation of SFAS 123R.

Other Income and Expense. Other income and expense for the three months ended June 30, 2006 was $915 compared to $30 for the three months ended June 30, 2005. The increase is related to our convertible debt instrument and warrant liabilities of which $1,454 is income related to fair value accounting, offset by $582 of interest expense related to the convertible debenture. The $582 of interest includes $427 of debt discount amortization and $155 of interest expense related to the 7% coupon rate.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Research and Development Expenses. Research and development expenses were $1,452 during the six months ended June 30, 2006, as compared to $1,432 incurred during the six months ended June 30, 2005. Please see explanation above contained in the three month analysis for a description of what is included in research and development expenses.

Our research and development expenses for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005 were as follows:

	Six Months Ended June 30,
	2006	2005
Direct external expenses
Clinical programs	$681	$789
Pre-clinical activities	355	377
All other research and development expenses	416	266

	$1,452	$1,432

Clinical trial costs decreased by approximately $108. This was due to a $539 reduction in expenses related to the Phase II DAVANAT®/5-FU Colorectal Cancer trial which is concluding and the Phase I DAVANAT®/5-FU Colorectal

Cancer trial. This was offset by an increase of $431 associated with initiating the Phase II Cholangiocarcinoma and European Colorectal Cancer trials. Pre-clinical activities decreased due to lower manufacturing costs offset by an increase in research initiatives. Other research and development costs increased by approximately $150 due principally to the addition, in January 2006, of our Chief Scientist and, to a lesser degree, stock based compensation expense under the fair value method as required by SFAS 123R.

General and Administrative Expenses. General and administrative expenses were $2,371 during the six months ended June 30, 2006, an increase of 36% as compared to $1,749 incurred during the six months ended June 30, 2005. Please see explanation above contained in the three month analysis for a description of what is included in general and administrative expenses. The increase of $622 consists primarily of an increase in legal expenses of approximately $270 primarily related to defend the counterclaims against our intellectual property asserted by GlycoGenesys and matters related to the bankruptcy of GlycoGenesys. Approximately $148 was the result of expensing employee stock options under the fair value method commencing on January 1, 2006 as required by SFAS 123R. The remainder of the increase was due principally to expenses associated with our February 14, 2006 debentures and related warrants. We expect our general and administrative expenses to increase over 2005 levels due primarily to implementation of SFAS 123R and to a lesser degree to other general and administrative expenses.

Other Income and Expense. Other income and expense for the six months ended June 30, 2006 was $4,670 of expense compared to $66 of income for the six months ended June 30, 2005. The decrease is related to our convertible debt instrument and warrant liabilities of which $3,832 is related to fair value accounting and $908 is related to interest expense. The $908 of interest includes $666 of debt discount amortization and $242 of interest expense related to the 7% coupon rate.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of June 30 2006, we raised a total of $35,930 from these offerings and had $9,719 of available cash and cash equivalents and a certificate of deposit.

Net cash used in operations increased by $684 to $3,963 for the six months ended June 30, 2006 from $3,279 for the six months ended June 30, 2005. $257 of this amount is due to increases in working capital needs and the remainder is due to cash used to fund operating expenses as more fully described above.

Net cash used in investing activities was $5,084 for the six months ended June 30, 2006 compared to $88 for the six months ended June 30, 2005. The increase in investing activities consists primarily of placing $5,000 of the convertible debenture proceeds in a certificate of deposit with a one time penalty-free withdrawal provision. The certificate of deposit matures on March 14, 2007. Other investing activities consist primarily of fixed assets purchases and patent costs.

Net cash provided by financing activities in the first six months of 2006 was $9,300 which we raised in a private placement of $10,000 7% Convertible Debentures and related common stock purchase warrants. As a result of the financing we incurred $700 of transaction costs, comprised of $550 paid as a fee for services to the placement agent, and the balance for fees for related legal and accounting services. Our resale registration of the shares of common stock underlying the Debentures and warrants became effective on March 29, 2006. There were no financing activities in the first half on 2005.

We believe that our cash and cash equivalents on hand and a certificate of deposit at June 30, 2006 of $9,719 will be sufficient to enable us to meet our operating requirements through at least June 2007. We will require more cash to fund our operations over the long-term and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Payments Due Under Contractual Obligation

The following table summarizes the payments due under our contractual obligations at June 30, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$8,330	$6,053	$2,277
Operating leases	1,286	248	765	273	—

Total payments due under contractual obligations	$9,616	$6,301	$3,042	$273	$—

Long-term debt consists of scheduled principal and interest payments on our 7% Convertible Debentures. Remaining principal of $8,425 is payable in 18 installments, beginning on August 1, 2006. Approximately $5,758 of principal payments are due in less than one year and $2,667 is due in 1-3 years. Interest accrues at the rate of 7% and is payable monthly beginning on July 1, 2006. Total interest due in less than one year is approximately $351 and in 1-3 years is approximately $54. Principal and interest may be paid, at our option, in cash or shares of our common stock. Because investors may convert principal into common stock, at any time, at their option, the timing of principal and interest payments may accelerate relative to this schedule.

On May 1, 2006 we entered into an operating lease for office space. The lease extends for five years and terminates on June 30, 2011. The lease provides for annual base rental payments of $235 in the first year increasing in each subsequent lease year to $244, $253, $263 and $273 respectively. In addition to base rental payments, we are responsible for our pro-rata share of increases in the operating expenses for the building after calendar year 2006 and taxes for the building after fiscal year 2007. We have the right to extend the term of the lease for an additional five year period at the prevailing market rate at the time of exercise. In connection with this new office space lease, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of approximately $59. Additionally, we have a non-cancellable lease for a car which expires in October of 2007.

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

Convertible debt instrument and warrant liabilities. We account for our convertible debentures and associated warrants in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” Our convertible debentures include features that qualify as embedded derivatives, such as (i) the holders’ conversion option, (ii) our option to settle the debentures at the scheduled maturity dates in cash or shares of our registered common stock, and (iii) premiums and penalties we would be liable to pay in the event of default. As permitted under SFAS No. 155, we elected to initially and subsequently measure the convertible debentures in their entirety at fair value with changes in fair value recognized as either a gain or loss. We made this election because we determined the aggregate fair value of the convertible debenture to be more meaningful in the context of our financial statements than if separate fair values were assigned to each of the multiple embedded instruments contained within such debentures. We believe the early adoption of SFAS No. 155 had no impact upon our financial position, results of operations or cash flows, but rather served to simplify the disclosures related to our convertible debentures that would otherwise have been required under SFAS No. 133 and related accounting pronouncements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of June 30, 2006, we had $7,925 of outstanding convertible debentures with an interest rate fixed at 7%. We account for the convertible debentures and warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4.    Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2006. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to Pro-Pharmaceuticals, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within Pro-Pharmaceuticals, Inc. particularly during the period in which this Report was being prepared, and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Exchange Act ) occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings (dollar amounts in thousands)

In January 2004, Dr. Platt, our Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In February 2004, GlycoGenesys filed a counterclaim lawsuit against us and Dr. Platt alleging tortious interference and misappropriation of proprietary rights. On February 2, 2006, GlycoGenesys filed a voluntary petition in bankruptcy for protection under Chapter 11 of the U.S. Bankruptcy Code, as a result of which the counterclaim litigation is stayed. On June 1, 2006, the bankruptcy court approved a motion by GlycoGenesys to convert the proceeding to a Chapter 7 liquidation.

Pursuant to Board approval, we have agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims, some of which may be recoverable under insurance. For the three months ended June 30, 2006, we incurred no expenses and for the six months ended June 30, 2006 we incurred approximately $11 of expenses in connection with this defense. Through June 30, 2006 we have incurred cumulative expenses of approximately $438 in connection with this defense. No amount, if any, potentially recoverable from the insurance policy has been recorded at June 30, 2006.

Item 1A.    Risk Factors (dollar amounts in thousands)

Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors at Item 1A of Part I. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in that Form 10-K.

We Have Incurred Net Losses to Date and Depend on Outside Capital. Our accumulated deficit as of June 30, 2006 was $34,923. We will need to continue to conduct significant research, development, testing and regulatory compliance activities which, together with projected general and administrative expenses, we expect will result in substantial operating losses for the next several years. Accordingly, we will not be generating sales or other revenue and will remain dependent on outside sources of financing during that time. If we are unable to raise funds from outside sources for our continuing operations, we may be adversely affected.

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

Based on approximately $9,719 of available cash and cash equivalents and a certificate of deposit as of June 30, 2006, we believe that we have sufficient capital to fund our operations through at least June 2007.

We Could Be Required to Make Substantial Cash Payments Upon an Event of Default Under Our Debentures. Our 7% Convertible Debentures provide for events of default including, without limitation, failure to timely make payments of principal, interest or other amounts due thereunder, failure to observe or perform any covenant or agreement set forth in the Debentures or other material agreements to which we are a party, default on another credit agreement or facility evidencing of obligations in excess of $250, ineligibility of our stock for listing or quotation on a trading market, lapse of effectiveness of the registration statement registering the shares underlying the Debentures and warrants, or inability of selling stockholders to offer and sell their shares in excess of certain “blackout” periods. If an event of default occurs, the outstanding principal, plus accrued and unpaid interest due thereon, and all other amounts due under each Debenture may become, at the holder’s election, immediately due and payable in cash in an amount that is not less than the sum of (i) 130% of the outstanding principal plus accrued and unpaid interest and (ii) other amounts due to such holder. We would not be able to repay this amount without raising additional capital.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of our stockholders at our Annual Meeting of Stockholders held on May 25, 2006, with vote tabulations indicated below.

1. Stockholders who voted approved by a vote of 16,692,537 for, 232,375 against and 68,800 abstentions, the issuance of shares of common stock underlying our 7% Convertible Debentures and Common Stock Purchase Warrants sold on February 14, 2006 which could equal or exceed 20% of the number of outstanding shares on such date.

2. Stockholders who voted elected for one year terms the eight persons nominated by management to serve on our Board of Directors. The Board is comprised of Mildred S. Christian, Dale H. Conaway, Henry J. Esber, Burton C. Firtel, David Platt, Steven Prelack, Jerald K. Rome and David H. Smith.

3. Stockholders who voted ratified by a vote of 25,737,692 for, 34,248 against and 10,550 abstentions, the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2006.

Item 6.    Exhibits

Exhibit Number	Description of Document
4.1	Form of 7% Convertible Debenture issued February 14, 2006

4.2	Form of Common Stock Purchase Warrant dated February 14, 2006

4.3	Registration Rights Agreement, dated as of February 14, 2006, between Pro-Pharmaceuticals, Inc. and the investors named in a Securities Purchase Agreement dated such date between Pro-Pharmaceuticals, Inc. and the investors signatory thereto

10.1	Securities Purchase Agreement, dated as of February 14, 2006, between Pro-Pharmaceuticals, Inc. and the investors signatory thereto

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2006.

PRO-PHARMACEUTICALS, INC.

By:	/s/ David Platt
Name:	David Platt, Ph.D.
Title:	Chief Executive Officer

/s/ Carl L. Lueders
Name: Carl L. Lueders
Title: Chief Financial Officer