Form 10-Q
period 2006-09-30
PRO PHARMACEUTICALS INC
filed 2006-11-13
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 000-32877

PRO-PHARMACEUTICALS, INC.

Nevada	04-3562325
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

7 Wells Avenue, Newton, Massachusetts	02459
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of November 13, 2006 was 29,751,208.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

		PAGE
	PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and September 30, 2005, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2006	4

	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2006	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and September 30, 2005, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2006	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	19

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 6.	Exhibits	21

SIGNATURES		21

Part I - Financial Information

Item 1. Unaudited Condensed Financial Statements

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands except share and per share amounts)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,125	$4,466
Certificate of deposit	5,000	—
Prepaid expenses and other current assets	151	228

Total current assets	8,276	4,694

PROPERTY AND EQUIPMENT – NET	121	60
INTANGIBLE ASSETS – NET	264	209

TOTAL ASSETS	$8,661	$4,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$416	$295
Accrued expenses	681	1,085
Current portion of convertible debt instrument and warrant liabilities	5,250	—

Total current liabilities	6,347	1,380

LONG TERM PORTION CONVERTIBLE DEBT INSTRUMENT AND WARRANT LIABILITIES	2,277	—
OTHER LONG TERM LIABILITIES	22	—

Total liabilities	8,646	1,380

CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized, 29,379,155 and 27,315,411 issued and outstanding at September 30, 2006 and December 31, 2005, respectively; Undesignated shares, $.01 par value; 10,000,000 shares authorized, none issued and outstanding	29	27
Additional paid-in capital	34,189	29,986
Deficit accumulated during the development stage	(34,203)	(26,430)

Total stockholders’ equity	15	3,583

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,661	$4,963

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2006
	2006	2005	2006	2005
OPERATING EXPENSES:
Research and development	$863	$859	$2,315	$2,292	$12,824
General and administrative	1,066	846	3,437	2,594	17,461

Total operating expenses	$(1,929)	$(1,705)	$(5,752)	$(4,886)	$(30,285)
OTHER INCOME AND EXPENSE
Interest income	36	25	106	91	460
Interest expense	(520)	—	(1,428)	—	(3,679)
Change in fair value of convertible debt instrument and warrant liabilities	3,133	—	(699)	—	(699)

Total other income and (expense)	$2,649	$25	$(2,021)	$91	$(3,918)

NET INCOME (LOSS)	$720	$(1,680)	$(7,773)	$(4,795)	$(34,203)

NET INCOME (LOSS) PER SHARE—BASIC	$0.03	$(0.06)	$(0.28)	$(0.18)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	28,600,489	27,315,411	27,884,020	27,315,411
NET INCOME (LOSS) PER SHARE—DILUTED	$0.02	$(0.06)	$(0.28)	$(0.18)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	30,426,401	27,315,411	27,884,020	27,315,411

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED) (dollars in thousands except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCE, JANUARY 1, 2006	27,315,411	$27	$29,986	$(26,430)	$3,583
Net loss	—	—	—	(7,773)	(7,773)
Common stock issued related to convertible debenture conversions	476,202	1	1,744	—	1,745
Common stock issued related to convertible debenture redemptions	1,587,542	1	2,154	—	2,155
Stock-based compensation expense	—	—	305	—	305

BALANCE, SEPTEMBER 30, 2006	29,379,155,	$29	$34,189	$(34,203)	$15

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2006
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,773)	$(4,795)	$(34,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49	52	356
Stock-based compensation expense	305	16	1,362
Non-cash interest expense	1,428		3,602
Change in fair value of convertible debt instrument and warrant liabilities	699		699
Write off of intangible assets	—	—	136
Changes in current assets and liabilities:
Prepaid expenses and other current assets	77	(73)	(148)
Accounts payable and accrued expenses	(283)	219	1,215
Changes in long term liabilities:	22		22

Net cash used in operating activities	(5,476)	(4,581)	(26,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(96)	(20)	(412)
Purchase of certificate of deposit	(5,000)		(5,000)
Increase in patents costs and other assets	(69)	(101)	(357)

Net cash used in investing activities	(5,165)	(121)	(5,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	—	25,309
Net proceeds from issuance of convertible debt instruments	9,300	—	10,621
Repayment of convertible debt instruments	—	—	(86)
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	9,300	—	35,853

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,341)	(4,702)	3,125
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,466	10,704	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,125	$6,002	$3,125

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$19

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollar amounts in thousands except share and per share amounts))

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of September 30, 2006 and the results of its operations for the three and nine months ended September 30, 2006 and September 30, 2005 and cumulative from inception (July 10, 2000) through September 30, 2006, statement of stock holders’ equity for the nine months ended September 30, 2006 and its cash flows for the nine months ended September 30, 2006 and 2005 and cumulative from inception through September 30, 2006. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2005.

As shown in the unaudited condensed consolidated financial statements, the Company incurred net losses of $34,203 for the cumulative period from inception through September 30, 2006. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s debt financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception through September 30, 2006, the Company has raised $35,930 in capital through sale and issuance of common stock, common stock purchase warrants, and debt securities in public and private offerings. From inception through September 30, 2006, the Company has used $26,959 of cash in its operations. At September 30, 2006, the Company had $3,125 of cash and cash equivalents and a $5,000 certificate of deposit to fund future operations. Management believes there is sufficient cash to fund operations through at least June 2007.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The Company will be required to adopt SAB 108 in the fourth quarter of fiscal year 2006. Management does not anticipate the adoption of SAB 108 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

2.	STOCK-BASED COMPENSATION

Summary of Stock-Based Compensation Plans – In October 2001, the Company’s Board of Directors adopted the Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the “Incentive Plan”), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. Options granted under the Incentive Plan vest either immediately or over a period of up to three years, and expire three years to ten years from the grant date. Amended by the stockholders in 2004, there are 5,000,000 shares of common stock in the Incentive Plan and as of September 30, 2006, there were 2,484,000 shares available for future grants under the Incentive Plan.

In 2004, the stockholders approved the Pro-Pharmaceuticals, Inc. 2003 Non-Employee Director Stock Option Plan (the “Director Plan”), which permits awards of stock options to non-employee directors. There are 1,000,000 shares of common stock in the Director Plan. At September 30, 2006, there were 871,250 shares available for future grant.

In addition, the Company has awarded 464,604 non-plan stock option grants to non-employees. The non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plan. All 464,604 non-plan grants are outstanding at September 30, 2006.

Change in Accounting for Stock-Based Compensation – Through December 31, 2005, the Company accounted for stock-based compensation to employees and non-employee directors under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and the related interpretations. Under APB No. 25, no compensation expense is recognized for stock options granted at fair market value and with fixed terms.

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

Stock-based compensation expense for both employees and non-employees totaled $81 for the three months ended September 30, 2006. There was no stock-based compensation expense for the three months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005 and for the cumulative period from inception to September 30, 2006, stock based compensation expense was $305, $16 and $1,362 respectively.

The Company had previously adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The following table illustrates the effect on net loss and basic and diluted loss per share for the three and nine months ended September 30, 2005 and for the cumulative period from inception to September 30, 2006 as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee awards.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Cumulative Period from Inception (July 10, 2000) to September 30, 2006
Net loss—as reported	$(1,680)	$(4,795)	$(34,203)
Deduct employee stock-based compensation determined under the fair-value method	(38)	(188)	(4,214)

Net loss—pro forma	$(1,718)	$(4,983)	$(38,417)

Basic and diluted loss per share:
As reported	$(.06)	$(0.18)
Pro forma	$(.06)	$(0.18)

The fair value of the stock options, is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2006
	2006	2005
Risk-free interest rate	4.81%	3.53%	2.96%
Expected life of the options	5 years	3 years	3.3 years
Expected volatility of the underlying stock	65%	75%	89%
Expected dividend rate	None	None	None

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

Members of the Board of Directors receive stock options for each Board and Committee meeting attended. The options are typically granted in the year following service. The Company expenses the value of stock options as earned. In the third quarter of 2006 Board members earned approximately 11,000 stock options. During the nine months ended September 30, 2006, the Directors have earned approximately 31,000 stock options.

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2006 through September 30, 2006:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2006	2,675,354	$1.90 – 5.80	$3.57
Granted	399,000	3.75	3.75
Forfeited	(15,000)	3.75	3.75

Outstanding, September 30, 2006	3,059,354	$1.90 –5.80	$3.60

The following tables summarize information about stock options outstanding at September 30, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.90 – $2.82	427,000	7.59	$2.34	183,667	$2.42
$ 2.92 – $4.05	2,547,354	4.62	$3.75	2,202,354	$3.75
$ 5.16 – $5.80	85,000.50		$5.35	85,000	$5.35

	3,059,354	4.92	$3.60	2,471,021	$3.71

As of September 30, 2006, there were 588,333 unvested options which will vest as follows: 71,667 in 2006, 236,667 in 2007, 165,001 in 2008 and 114,998 in 2009. Total expected unrecognized compensation cost related to such unvested options is $809, which is expected to be recognized over a weighted–average period of 1.2 years. As of September 30, 2006, there is no aggregate intrinsic value of outstanding options, and there is no aggregate intrinsic value of fully vested and exercisable options, based on the Company’s closing common stock price of $.82 as of September 30, 2006.

No cash was received from employees as a result of employee stock option exercises during the three and nine month periods ended September 30, 2006 and 2005 and $149 during the cumulative period from inception to September 30, 2006. No options were exercised during the three or nine month periods ended September 30, 2006 and 2005 and the intrinsic value of options exercised for the cumulative period from inception was $73.

No options were granted during the three month periods ended September 30, 2006 and 2005. The weighted–average grant date fair value for options granted during the nine month periods ended September 30, 2006 and 2005 and the cumulative period from inception to September 30, 2006 was $3.75, $2.79 and $3.60, respectively. No options vested during the three month periods ended September 30, 2006 and 2005. The total fair value of options vested during the nine month periods ended September 30, 2006 and 2005 and the cumulative period from inception to September 30, 2006 was $306, $154 and $9,327, respectively. During the three and nine month periods ended September 30, 2006 no and 15,000 options were forfeited, respectively. No options were forfeited in the three and nine month periods ended September 30, 2005.

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

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model and applying the multiple-option valuation approach to the stock option valuation. In general employee options vest over a period of three years. Board of Director and other options vest upon grant. For all options granted since January 1, 2006 the Company has used five years as the option term which represents the life of options granted. Prior to January 1, 2006 the Company used three years as the option term.

The volatility of the common stock is estimated using a combination of historical and implied volatility, as discussed in Staff Accounting Bulletin No. 107. By using this combination, the Company is taking into consideration the historical realized volatility, as well as factoring in estimates of future volatility that the Company believes will differ from historical volatility as a result of the market performance of the common stock, the volume of activity of the underlying shares, the availability of actively traded common stock options, and overall market conditions.

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

3.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2006	December 31, 2005
Legal and accounting fees	$256	$188
Scientific and clinical fees	299	578
Accrued payroll and vacation	117	296
Other	9	23

Total	$681	$1,085

4.	CONVERTIBLE DEBT INSTRUMENT AND WARRANT LIABILITIES

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

Upon issuance of the Debentures and Warrants, the Company allocated proceeds received to the Debentures and the Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Debentures to be $7,747. The Debentures were immediately marked to fair value, resulting in a derivative liability in the amount of $9,126 and a charge to Change in fair value of convertible debt instrument of $2,079.

Upon issuance, the Company allocated $2,253 of the initial proceeds to the Warrants and immediately marked them to fair value resulting in a derivative liability of $2,654 and a charge to change in fair value of convertible debt instrument and warrant liabilities of $401. The Company paid approximately $700 in cash transaction costs and incurred another $266 in costs based upon the fair value of the Placement Agent Warrants. Such costs were expensed immediately as part of fair value adjustments required in connection with the convertible debt instrument and the Company’s irrevocable election to initially and subsequently measure the Debentures at fair value with changes in fair value recognized in earnings.

The debt discount in the amount of $2,253 (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Debentures. The Company amortized $382 and $1,384 of this amount in the three and nine month periods ended September 30, 2006 with a corresponding increase in the carrying value of the debenture. Of this amount $382 and $1,048 in the three and nine months period ended September 30, 2006, respectively, was charged to interest expense. An additional $138 and $380 in interest expense was recorded during the three and nine months ended September 30, 2006 respectively based upon the 7% coupon rate.

A summary of changes in the Debenture, Warrants and Placement Agent Warrants is as follows:

	Fair Value of Debenture	Fair Value of Warrant Liabilities	Total
Allocation of initial proceeds	$7,747	$2,253	$10,000
Cash transaction costs	(700)		(700)
Initial fair value adjustment	2,079	667	2,746

February 14, 2006	$9,126	$2,920	$12,046
Amortization of debt discount	239		239
Fair value adjustment	1,680	860	2,540

Balance March 31, 2006	$11,045	$3,780	$14,825
Conversions, at net carrying amount(1)	(1,726)		(1,726)
Redemptions, at net carrying amount(2)	(637)		(637)
Amortization of debt discount	427		427
Fair value adjustment	(526)	(928)	(1,454)

Balance June 30, 2006	$8,583	$2,852	$11,435
Redemptions, at net carrying amount(3)	(1,157)		(1,157)
Amortization of debt discount	382		382
Fair value adjustment	(744)	(2,389)	(3,133)

Balance September 30, 2006	$7,064	$463	$7,527

(1)	Represents conversions of principal value of $1,575
(2)	Represents prepayment in common stock of August 1, 2006 scheduled maturity of principal value of $500
(3)	Represents prepayment in common stock of September 1 and October 1, 2006 scheduled maturity of principal value of $500 each

5.	EARNINGS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method and convertible debenture using the if-converted method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and nine month periods ended September 30, 2006 and 2005, all stock options and warrants were excluded from the computation of diluted net income (loss) per share. For the three months ended September 30, 2006, convertible debentures were included in the computation of diluted net income per share. For the three months ended September 30, 2005 and for the nine months ended September 30, 2006 and 2005, convertible debentures were excluded from the computation of diluted net loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income (Loss)-basic	$720	$(1,680)	$(7,773)	$(4,795)
Interest expense adjustment related to convertible debenture	520
Fair value adjustment related to convertible debenture	(744)

Net Income (Loss)-diluted	$496	$(1,680)	$(7,773)	$(4,795)

	Three Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding-basic	28,600,489	27,315,411	27,884,020	27,315,411
Incremental shares related to convertible debenture	1,825,912

Weighted average common shares outstanding-diluted	30,426,401	27,315,411	27,884,020	27,315,411

Earnings Per Share
-Basic	0.03	(0.06)	(0.28)	(0.18)
-Diluted	0.02	(0.06)	(0.28)	(0.18)

6.	CONTINGENCIES

In January 2004, Dr. Platt, the Company’s Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In February 2004, GlycoGenesys filed a counterclaim lawsuit against the Company and Dr. Platt alleging tortious interference and misappropriation of proprietary rights. On February 2, 2006, GlycoGenesys filed a voluntary petition in bankruptcy for protection under Chapter 11 of the U.S. Bankruptcy Code, as a result of which the counterclaim litigation is stayed. On June 1, 2006, the bankruptcy court approved a motion by GlycoGenesys to convert the proceeding to Chapter 7 liquidation. On October 23, 2006, the judge issued an order allowing the liquidation sale of certain GlycoGenesys assets to Marlborough Research and Development, Inc. As a part of the sale, Marlborough Research and Development, Inc. must pay cure costs incurred by Pro-Pharmaceuticals in the amount of approximately $200 as reimbursement of legal expenses related to patent defense costs.

Pursuant to Board approval, the Company has agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims, some of which may be recoverable under insurance. For the three months ended September 30, 2006, the Company incurred no expenses and for the nine months ended September 30, 2006 the Company incurred approximately $11 of expenses in connection with this defense. Through September 30, 2006 the Company has incurred cumulative expenses of approximately $438 in connection with this defense. No amount, if any, potentially recoverable from the insurance policy has been recorded at September 30, 2006.

In the ordinary course of business, the Company may from time to time be involved in other legal matters that in the Company’s estimation will not have a material adverse impact on it. The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable.

7.	SUBSEQUENT EVENTS

On October 1, 2006, the Company issued 372,053 shares of common stock to satisfy redemptions in accordance with the terms of the convertible debenture agreement. Additionally, the Company made the November 1, 2006 monthly debenture payment of principal and interest in cash. The Company intends to make the December 1, 2006 monthly payment of principal and interest in cash.

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

Upon approval by the appropriate regulatory authorities we may commence commercial marketing and distribution of the product. This process typically takes several years to complete and requires the expenditure of substantial resources. Any delay in obtaining or failure to obtain required approvals will materially adversely affect our ability to generate revenues from commercial sales relating to our drug candidates. We do not expect to file an NDA for a drug candidate before 2008. We anticipate our source of funding for the next several years to come from either financing transactions or collaborations with other pharmaceutical companies.

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of $34,203 for the cumulative period from inception through September 30, 2006. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, general and administrative activities and costs related to our debt financings, including interest and changes in debt carried at fair value. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

Through September 30, 2006, we have raised approximately $35,930 in capital principally through the sale and issuance of common stock, common stock warrants and debt securities in public and private offerings. From inception through September 30, 2006, we used cash of $26,959 for our operations. At September 30, 2006, we had $8,125 of cash and cash equivalents and a certificate of deposit available to fund future operations, which we believe is sufficient to fund our operations through at least June 2007.

Because we lack revenue and must continue our research and development, we must continually identify new sources of capital and complete financing transactions in order to continue our business. We must continually monitor the monthly “burn rate” of our capital resources.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Research and Development Expenses. Research and development expenses were $863 during the three months ended September 30, 2006 as compared to $859 incurred during the three months ended September 30, 2005. We generally categorize research and development expenses as either direct external expense, comprised of amounts paid to third party vendors for services, or all other expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and preclinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We currently have one product candidate — DAVANAT® — in clinical trials. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 were as follows:

	Three Months Ended September 30,
	2006	2005
Direct external expenses
Clinical programs	$515	$463
Pre-clinical activities	111	267
All other research and development expenses	237	129

	$863	$859

Clinical trial expenses increased by approximately $52. Approximately $440 of this increase was related to initiating the Phase II line 1, biliary duct cancer, the Phase III, line 2, colorectal cancer and the Phase II line 1, colorectal cancer trials. This was offset by a $391 reduction in the Phase II, line 3/4 DAVANAT®/5-FU colorectal cancer trial which is concluding. Pre-clinical activities decreased by $156 due to lower research activities and a reclassification of stock based compensation expense, for stock options previously issued, out of Pre-clinical activities and into All other research and development expenses of $62. Other research and development costs increased by approximately $108. Of this amount $62 is due to the reclassification of stock compensation expense out of Pre-clinical activities. An additional $34 is due to third quarter stock compensation expense for stock options previously issued. Payroll expense increased due principally to the addition, in January 2006, of our Chief Scientist and to a lesser degree, other personnel. These amounts were largely offset by the reversal of an incentive compensation accrual. In September 2005 we submitted an IND to the FDA for an additional Phase II clinical trial of DAVANAT®/5-FU to treat line 1, bile duct cancer patients. We also received clearance from the EMEA (European Medicines Agency) to begin a Phase III, line 2, colorectal cancer trial of DAVANAT®/5-FU in combination with other chemotherapy drugs. In September 2006 we temporarily delayed dosing of patients in this trial so that we may focus our resources on the two Phase II trials as they present an opportunity to provide results more quickly and more cost effectively. These trials are designed to test the efficacy of DAVANAT® for specific cancer indications in combination with chemotherapeutic drugs. We expect that the new clinical trials, the addition of our Chief Scientist, and the implementation of expensing of our stock options will cause our research and development expenses to increase in 2006 as compared to 2005.

Both the time required and costs we may incur in order to commercialize a drug candidate that would result in material net cash inflow are subject to numerous variables, and hence we are unable at this stage of our development to forecast useful estimates. Variables that make estimates difficult include the number of clinical trials we may undertake, the number of patients needed to participate in the clinical trial, patient recruitment uncertainties, trial results as to the safety and efficacy of our product, and uncertainties as to the regulatory agency response to our clinical trial data prior to receipt of marketing approval. Moreover, the FDA or other regulatory agencies may suspend clinical trials if we or an agency believes patients in the trial are subject to unacceptable risks, or finds deficiencies in the conduct of the clinical trial. Delays or rejections may also occur if governmental regulation or policy changes during our clinical trials or in the course of review of our clinical data. Please see “Risks Related to Pro-Pharmaceuticals” and “Risks Related to the Drug Development Industry” included in the Annual Report on Form 10-K for the year ended December 31, 2005 for additional risks and other factors that make estimates difficult at this time. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of costs and completion of our program and the period during which material net cash inflows will commence are unavailable at this time.

General and Administrative Expenses. General and administrative expenses were $1,066 during the three months ended September 30, 2006, or a 26% increase, as compared to $845 incurred during the three months ended September 30, 2005. General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. Of the $221 increase, approximately $46 was the result of expensing employee stock options under the fair value method commencing on January 1, 2006 as required by SFAS 123R. This was offset by the reversal of an incentive compensation accrual. The remainder of the increase was due principally to expenses associated with our February 14, 2006 convertible debenture. We expect our general and administrative expenses to increase over 2005 levels due to implementation of SFAS 123R and expenses associated with our February 14, 2006 debentures and related warrants.

Other Income and Expense. Other income and expense for the three months ended September 30, 2006 was $2,649 of income compared to $25 of income for the three months ended September 30, 2005. The increase is related to our convertible debt instrument and warrant liabilities of which $3,133 is income related to fair value accounting, offset by $520 of interest expense related to the convertible debenture. The $520 of interest includes $382 of debt discount amortization and $138 of interest expense related to the 7% coupon rate.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Research and Development Expenses. Research and development expenses were $2,315 during the nine months ended September 30, 2006, as compared to $2,292 incurred during the nine months ended September 30, 2005. Please see explanation above contained in the three month analysis for a description of what is included in research and development expenses.

Our research and development expenses for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005 were as follows:

	Nine Months Ended September 30,
	2006	2005
Direct external expenses
Clinical programs	$1,196	$1,435
Pre-clinical activities	466	461
All other research and development expenses	653	396

	$2,315	$2,292

Clinical trial costs decreased by approximately $239. This was due to a $1,110 reduction in expenses related to the Phase II, line 3/4 DAVANAT®/5-FU Colorectal Cancer trial which is concluding and the Phase I line 3/4DAVANAT®/5-FU clinical trial for cancer patients with all solid tumors. This was offset by an increase of $871 associated with initiating the Phase II, line1 bile duct cancer, the Phase III, line 2 Colorectal Cancer trial, and the Phase II, line 1, Colorectal Cancer trial. Pre-clinical activities decreased due to lower manufacturing costs offset by an increase in research initiatives. Other research and development costs increased by approximately $257 due principally to the addition, in January 2006, of our Chief Scientist and, to a lesser degree, stock based compensation expense of $96 largely related to the fair value method as required by SFAS 123R.

General and Administrative Expenses. General and administrative expenses were $3,437 during the nine months ended September 30, 2006, an increase of 32% as compared to $2,594 incurred during the nine months ended September 30, 2005. Please see explanation above contained in the three month analysis for a description of what is included in general and administrative expenses. The increase of $843 includes an increase in legal expenses of approximately $262 primarily related to defend the claims against our intellectual property asserted by GlycoGenesys and matters related to the bankruptcy of GlycoGenesys. Approximately $194 was the result of expensing employee stock options under the fair value method commencing on January 1, 2006 as required by SFAS 123R. The remainder of the increase was due principally to expenses associated with our February 14, 2006 debentures and related warrants. We expect our general and administrative expenses to increase over 2005 levels due primarily to implementation of SFAS 123R and expenses associated with our February 14, 2006 debentures and related warrants.

Other Income and Expense. Other income and expense for the nine months ended September 30, 2006 was $2,021 of expense compared to $91 of income for the nine months ended September 30, 2005. The decrease is related to our convertible debt instrument and warrant liabilities of which $699 is related to fair value accounting and $1,428 is related to interest expense. The $1,428 of interest includes $1,048 of debt discount amortization and $380 of interest expense related to the 7% coupon rate.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of September 30, 2006, we raised a total of $35,930 from these offerings and had $8,125 of available cash and cash equivalents and a certificate of deposit.

Net cash used in operations increased by $895 to $5,476 for the nine months ended September 30, 2006 from $4,581 for the nine months ended September 30, 2005. $184 of this amount is due to increases in working capital needs and the remainder is due to cash used to fund operating expenses as more fully described above.

Net cash used in investing activities was $5,165 for the nine months ended September 30, 2006 compared to $121 for the nine months ended September 30, 2005. The increase in investing activities consists primarily of placing $5,000 of the convertible debenture proceeds in a certificate of deposit with a one time penalty-free withdrawal provision. The certificate of deposit matures on March 14, 2007. Fixed asset expenditures increased by $76 due principally to the move of the company’s offices to new leased space. This was offset in part by a reduction in capitalized patent costs of $32.

Net cash provided by financing activities in the first nine months of 2006 was $9,300 which we raised in a private placement of $10,000, 7% convertible debentures and related common stock purchase warrants. As a result of the financing we incurred $700 of transaction costs, comprised of $550 paid as a fee for services to the placement agent, and the balance for fees for related legal and accounting services. Our resale registration of the shares of common stock underlying the debentures and warrants became effective on March 29, 2006. There were no financing activities in the first nine months of 2005.

We believe that our cash and cash equivalents and certificate of deposit at September 30, 2006 to totaling of $8,125 will be sufficient to enable us to meet our operating requirements through at least June 2007. We will require more cash to fund our operations over the long-term and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Payments Due Under Contractual Obligation

The following table summarizes the payments due under our contractual obligations at September 30, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$7,240	$5,436	$1,804
Operating leases	1,255	249	767	239	—

Total payments due under contractual obligations	$8,495	$5,685	$2,571	$239	$—

Long-term debt consists of scheduled principal and interest payments on our 7% convertible debentures. Remaining principal of $6,925 is payable in monthly installments, through January 1, 2008. Approximately $5,147 of principal payments are due in less than one year and $1,778 is due in 1-3 years. Interest accrues at the rate of 7% and is payable monthly. Total interest due in less than one year is approximately $289 and in 1-3 years is approximately $26. Principal and interest may be paid, at our option, in cash or shares of our common stock. Because investors may convert principal into common stock, at any time, at their option, the timing of principal and interest payments may accelerate relative to this schedule.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainly in Income Taxes (the “Interpretation”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penaltics, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal year beginning after December 15, 2006. The cumulitive effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings in 2007. We are currently evaluting the impact of the Interpretation on our consolidated financial statements.

In September 2006, the SEC issued staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken onto consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. We will be required to adopt SAB 108 in the fourth quarter of fiscal year 2006. We do not anticipate the adoption of SAB 108 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact, if any, on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of September 30, 2006, we had $6,925 of outstanding convertible debentures with an interest rate fixed at 7%. We account for the convertible debentures and warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2006. We have concluded that certain controls and procedures were not effective at September 30, 2006. The controls related to the recording of adjustments to the fair value of our convertible debentures were not designed to provide reasonable assurance that the convertible debentures would be accurately presented in all material respects in the financial statements. The error resulting from this material weakness in internal control occurred in September and has been corrected in the financial statements presented in this Form 10-Q. We have instituted additional procedures related to the foregoing, including tracing journal entry support to source data and retesting fair value calculations that are used as the basis for recording adjustments to the convertible debenture balances. Such additional procedures will be performed by a person not involved with the original journal entry preparation.

No change in our internal control over financial reporting (as defined in the SEC rules promulgated under the Exchange Act) occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings (dollar amounts in thousands)

In January 2004, Dr. Platt, our Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In February 2004, GlycoGenesys filed a counterclaim lawsuit against us and Dr. Platt alleging tortious interference and misappropriation of proprietary rights. On February 2, 2006, GlycoGenesys filed a voluntary petition in bankruptcy for protection under Chapter 11 of the U.S. Bankruptcy Code, as a result of which the counterclaim litigation is stayed. On June 1, 2006, the bankruptcy court approved a motion by GlycoGenesys to convert the proceeding to Chapter 7 liquidation. On October 23, 2006, the judge issued an order allowing the liquidation sale of certain GlycoGenesys assets to Marlborough Research and Development, Inc. As a part of the sale, Marlborough Research and Development, Inc. must pay cure costs to us in the amount of approximately $200 as reimbursement of legal expenses related to patent defense costs.

Pursuant to Board approval, we have agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims, some of which may be recoverable under insurance. For the three months ended September 30, 2006, we incurred no expenses and for the nine months ended September 30, 2006 we incurred approximately $11 of expenses in connection with this defense. Through September 30, 2006 we have incurred cumulative expenses of approximately $438 in connection with this defense. No amount, if any, potentially recoverable from the insurance policy has been recorded at September 30, 2006.

Item 1A. Risk Factors (dollar amounts in thousands)

Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors at Item 1A of Part I. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in that Form 10-K.

We Have Incurred Net Losses to Date and Depend on Outside Capital. Our accumulated deficit as of September 30, 2006 was $34,203. We will need to continue to conduct significant research, development, testing and regulatory compliance activities which, together with projected general and administrative expenses, we expect will result in substantial operating losses for the next several years. Accordingly, we will not be generating sales or other revenue and will remain dependent on outside sources of financing during that time. If we are unable to raise funds from outside sources for our continuing operations, we may be adversely affected.

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

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2006.

PRO-PHARMACEUTICALS, INC.

By:	/s/ David Platt
Name:	David Platt, Ph.D.
Title:	Chief Executive Officer

/s/ Carl L. Lueders
Name:	Carl L. Lueders
Title:	Chief Financial Officer

Exhibit Number	Description of Document
4.1*	Form of 7% Convertible Debenture issued February 14, 2006

4.2*	Form of Common Stock Purchase Warrant dated February 14, 2006

4.3*	Registration Rights Agreement, dated as of February 14, 2006, between Pro-Pharmaceuticals, Inc. and the investors named in a Securities Purchase Agreement dated such date between Pro-Pharmaceuticals, Inc. and the investors signatory thereto

10.1*	Securities Purchase Agreement, dated as of February 14, 2006, between Pro-Pharmaceuticals, Inc. and the investors signatory thereto

31.1**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 15, 2006.
**	Filed herewith.
***	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.