Form 10-K
period 2006-12-31
PRO PHARMACEUTICALS INC
filed 2007-04-02
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2006 was $59,427,601.

The number of shares outstanding of the registrant’s common stock as of March 22, 2007 was 40,364,793.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Dollar amounts are presented in thousands throughout this document.

RESTATEMENT

Subsequent to the issuance of the 2005 consolidated financial statements, we determined that the common stock purchase warrants that were issued as part of our equity finance transactions in October 2003, April 2004 and August 2004, respectively, and which were accounted for in stockholders’ equity at their relative fair value upon issuance, should have been accounted for as derivative liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The warrants did not meet any of the scope exceptions allowed by SFAS 133. Specifically, the warrants did not meet the criteria in paragraph 11(a) of SFAS 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. The warrants, when classified as derivative liabilities are required to be initially recorded at fair value and to be marked to fair value at the end of each reporting period, which results in a non-cash charge or credit to other income and expense in our consolidated statement of operations.

The accompanying consolidated financial statements for the years ended December 31, 2005 and 2004 have been restated. See Note 14 to the consolidated financial statements. Additionally, selected consolidated financial data for the year ended December 31, 2003, as presented in Item 6, has been restated.

PART I

Item 1.	Business

Corporate Formation

We were incorporated under Nevada law in January 2001. In May 2001, we acquired all of the outstanding common stock of a Massachusetts corporation engaged in a drug delivery development business. After the acquisition, we merged with the Massachusetts corporation and are the surviving corporation. In December 2003 we organized Pro-Pharmaceuticals Securities Corp. as a wholly-owned Delaware subsidiary, the sole purpose of which is to hold our cash and cash equivalents in a tax efficient manner.

Our address is 7 Wells Avenue, Newton, Massachusetts 02459. Our telephone number is (617) 559-0033, our fax number is (617) 928-3450, our e-mail address is squeglia@pro-pharmaceuticals.com, and our website address is www.pro-pharmaceuticals.com. Our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and any amendments thereto, are fully accessible on our website without charge.

Business of Pro-Pharmaceuticals

Overview

Pro-Pharmaceuticals is a development stage pharmaceutical company engaged in the discovery, development and commercialization of carbohydrate-based therapeutic compounds for advanced treatment of cancer, liver, microbial, cardiovascular and inflammatory diseases. Our initial focus is the development of a new generation of anti-cancer treatments using carbohydrate polymers with the intent of enhancing the safety and efficacy of chemotherapy agents. Our technology utilizes carbohydrates to increase efficacy and reduce toxicity of chemotherapeutic drugs; “rescue” drugs that were shelved for toxicity or “half-life” issues; increase the solubility of existing drugs, and develop carbohydrate polymers as new chemical entities.

The need to improve drug therapies, particularly anti-cancer agents, is significant and represents a large market opportunity. Chemotherapeutics in use today typically cause serious adverse side effects that dramatically decrease a patient’s quality of life. DAVANAT®, our lead product candidate, may increase the efficacy and decrease the toxicity of current chemotherapies when used in combination with existing U.S. Food and Drug Administration (FDA)-approved cancer drugs. In combination with 5-Fluorouracil (5-FU) — one of the most widely used chemotherapeutics in the world — DAVANAT® has successfully completed a Phase I clinical trial for end-stage patients with all solid tumors and a Phase II trial for end-stage patients with metastatic colorectal cancer. We are currently dosing patients in two Phase II trials for first-line treatment of colorectal and biliary cancer. We have entered into a research collaboration with the Mount Sinai School of Medicine to evaluate the anti-fibrotic effects of one of our other novel carbohydrate compounds. All of our product candidates are in the development stage with one, DAVANAT®, in Phase II clinical trials.

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

The limitations of these drugs create the opportunity for our target delivery technology. First, most chemotherapies kill cancer cells by disrupting cell division or formation, and hence are particularly damaging to growth and replication of the normal cells required by the body. The effect is most noticeable in fast-growing cells such as blood cells, digestive tract tissue, hair follicles, and reproductive organ cells. As a result, patients typically experience immediate and sometimes long-term decline in quality of life due to hair loss, nausea and other digestive problems, as well as anemia, fatigue, cardiovascular damage, and colon ulceration, among others.

Also, without the ability to target diseased tissue, chemotherapy is limited as a treatment by patient tolerance levels. Chemotherapy cannot always be administered in doses high enough to have optimal efficacy for disease reduction if the side effects to healthy tissue are too severe for patient recovery.

Business Strategy of Pro-Pharmaceuticals

Our objective is to discover, develop and commercialize carbohydrate-based therapeutic compounds for advanced treatment of cancer, liver, microbial, cardiovascular and inflammatory diseases. We foresee a market demand for target delivery of chemotherapy drugs that provide increased efficacy for treating cancer patients while reducing the toxic side effects of chemotherapy. Our initial focus is DAVANAT® is a non-toxic, target delivery technology based on a proprietary carbohydrate compound that we are combining with chemotherapy drugs that have been approved by the FDA and are widely used.

With respect to DAVANAT® in particular, our business objective is to develop it initially in combination with 5-FU and other chemotherapy drugs and biologics, and subsequently for other diseases, so that as a target delivery product it has broad application. Our clinical trial data to date in late stage patients shows that DAVANAT® keeps 5-FU in the blood stream substantially longer than 5-FU without DAVANAT® with no increase in key toxicity indicators. We are currently conducting clinical trials with first line colorectal and biliary cancer patients to demonstrate increased efficacy of DAVANAT® and to further support that this occurs with no increase in key toxicity indicators We plan to collaborate with pharmaceutical companies interested in improving compounds in these areas.

Product Development

We are initially developing a pipeline of drug target delivery products that may be combined with FDA-approved and widely-used chemotherapies and biologics so as to increase their efficacy while reducing the toxic side effects. Based on our pre-clinical research, we believe DAVANAT®, when combined with approved and broadly marketed chemotherapies including irinotecan, doxorubicin, oxaliplatin, cisplatin, and bevacizumab (AVASTIN®) can significantly increase their clinical benefit.

We are developing other carbohydrate-based therapeutic compounds for treatment of other serious disease. These product candidates are all in the pre-clinical stage of development.

DAVANAT®

DAVANAT®, our lead product candidate in development, is a proprietary carbohydrate (polysaccharide) polymer comprised of mannose and galactose carbohydrates in a CARBOSOME™ formation. DAVANAT® is a complex polysaccharide derived from plant sources that has a precisely defined chemical structure. It is the galactomannan isolated from seeds of Cyamopsis Tetragonoloba, and subjected to a controlled partial chemical and physical degradation.

We believe the mechanism of action for DAVANAT® is based upon interaction with lectins, which are cell surface proteins that bind only to a particular kind of carbohydrate. DAVANAT® is formulated to attach to specific lectins (Galectins), which are abundant on the surface of tumor cells, while selectively avoiding healthy tissue. The galactose residue side chain attached to the carbohydrate polymer backbone targets lectin receptors that are specific and over-expressed on cancer cells. The receptor effectively interacts with the carbohydrate, chemotherapy drug combination and assists in the accumulation of the chemotherapy in the cancer cell, bypassing the normal defense mechanism. This form of targeted delivery may allow for administration of higher doses of chemotherapy thereby increasing efficacy while reducing toxicity.

Pre-clinical Studies of DAVANAT®

Our pre-clinical studies demonstrate that DAVANAT® when used in combination with 5-FU significantly reduces the toxicity of this widely-used chemotherapy. Pre-clinical studies also demonstrated delayed tumor growth and tumor shrinkage against a control group of animals when DAVANAT® was used with common combination therapies such as 5-FU/Leucovorin, 5-FU/Avastin®, and 5-FU/Irinotecan. These studies demonstrated not only that DAVANAT® enables increased efficacy of these chemotherapeutics, but also that it could be used effectively with several different chemotherapy drugs.

Clinical Trial Development of DAVANAT®

•

Phase I Trial for Third- and Fourth- Line Patients with Solid Tumors.    In March 2005 we completed a Phase l study to evaluate DAVANAT® alone and in combination with 5-FU to treat solid tumors in a trial of 40 end-stage patients with advanced solid tumors who failed chemotherapy, radiation therapy, and/or surgical treatments. The open label study was designed to evaluate the safety and tolerability of escalating doses of DAVANAT® (30-280mg/m2) when administered alone, and with a constant dose of 5-FU (500mg/m2). The third-and fourth-line cancer patients when entering the study had advanced metastatic tumors that averaged more than 100mm, had progressive disease, and were refractory to chemotherapeutic agents including 5-FU.

Based on objective tumor assessment the disease was stabilized in 14 of 26 patients with measurable disease. Furthermore, 7 of 10 patients were stabilized at the highest dose level of DAVANAT® administered in the sixth and final cohort. Efficacy results are analyzed based on Response Evaluation Criteria in Solid Tumors (RECIST) following completion of the second cycle of treatment. RECIST defines stable disease as “[n]either sufficient shrinkage to qualify for Partial Response (more than 30% shrinkage) nor sufficient increase to qualify for Progressive Disease (greater than 20% increase) taking as reference the smallest sum longest diameter since the treatment started.”

The Phase I data also indicate that DAVANAT®/5-FU was well tolerated by patients. The maximum tolerated dose was not reached indicating DAVANAT’s® safety and the potential for further dose escalation. Adverse side effects were mostly disease related. Additionally, the results showed that 5-FU, in combination with DAVANAT®, remained significantly longer in the bloodstream of cancer patients, potentially increasing 5-FU’s efficacy with no increase in toxicity.

•

Phase II Trial for End Stage Patients with Third- and Fourth- Line Metastatic Colorectal Cancer.    In 2004, we initiated a Phase II clinical trial to further evaluate DAVANAT®/5-FU for end-stage patients with third- and fourth-line metastatic colorectal cancer. This cancer is the fourth most commonly diagnosed cancer among men and women in the United States. The multi-center, open label, single-dose level study was designed to evaluate up to 15 patients in stage one, and up to 18 patients in stage two. The study, which was designed to evaluate the efficacy and safety of DAVANAT®/5-FU when administered at the same regimen as Phase I in monthly cycles, had two objectives: (1) to document the rate of response and stabilization of patients with advanced colon cancer; and (2) to continue evaluating the safety of the DAVANAT®/5-FU combination. Dosing of patients began in May 2005. We stopped recruiting for the study in May 2006 because we achieved our objective and saw no benefit to continue the study. We have replaced this study with two first line phase II trials to demonstrate the efficacy of DAVANAT®/5-FU in early stage patients. We closed the study in October 2006 and are currently summarizing the results. The unaudited data for the study indicate that based on objective tumor assessment one patient experienced a partial tumor response and the disease was stabilized in 6 of 20 patients. Again the study demonstrated the safety and tolerability of DAVANAT®/5-FU and showed that 5-FU, in combination with DAVANAT®, remains significantly longer in the bloodstream of cancer patients, potentially increasing 5-FU’s efficacy with no increase in toxicity.

•

Phase II Trial for First-lineTreatment of Patients with Biliary Cancer.    In 2005, we initiated a Phase ll trial for the first-line treatment of patients with biliary cancer. Biliary cancer may represent an opportunity for orphan drug status approval. See “FDA ‘Orphan Drug’ Designation” below under “Government Regulation.” The multi-center, open label, single-dose level study is designed to evaluate up to 42 patients. The study, will evaluate the efficacy and safety of DAVANAT®/5-FU when administered for at least two monthly cycles or until disease progression. The trial has two objectives: (1) complete/partial tumor response in 20% of patients (17% in the first stage); and (2) the safety of DAVANAT®/5-FU regimen in this patient population. We currently have three sites recruiting patients and are adding additional sites in the U.S. and Europe.

•

Phase II Trial for First-line Patients with Colorectal Cancer.    In November 2006, we initiated a Phase II trial for first-line treatment of colorectal cancer patients. The multi-center, open label, single-dose level study is designed to evaluate up to 50 patients who are unable to sustain the high toxicity of current intensive combination chemotherapy. The study, is expected to evaluate the efficacy and safety of DAVANAT®/5-FU when administered in combination with Leucovorin and AVASTIN® in two monthly cycles or until disease progression or toxicity. The primary objectives of the study are a complete or partial response in 33 percent of the patients and a secondary measurement of progression free survival at 6 and 12 months. We currently have six sites participating in the study and are adding additional sites.

•

Phase III Trial for Patients with Second-Line Colorectal Cancer.    We initiated a Phase III trial for second-line treatment of patients with colorectal cancer. The multi-center, randomized, double blind study is designed to evaluate up to 100 patients. The study which is expected to evaluate the efficacy and safety of DAVANAT®/5-FU in administered in combination with Leucovorin and Oxaliplatin or Leucovorin and Irinotecan depending on what patients have received in first line therapy, in two monthly cycles or until disease progression. The study has the following objectives: progression free survival (six months), response rates, time to progression and quality of life. We currently have four sites and recruiting patients is on hold pending obtaining the financial resources to proceed with this trial.

Please see “Risks Related to Pro-Pharmaceuticals — Our Drug Candidates Are in Clinical Trials and Results Are Uncertain” for additional discussion of risks related to clinical trials.

Patents and Proprietary Rights

Patents and other intellectual property rights are essential to our business. Our success depends in part upon our continuing ability to file and maintain U. S. and foreign patents that adequately protect the intellectual property important to the development of our business.

We have been awarded 5 patents and have an additional 13 patent applications pending in the United States. In addition we have been awarded 14 foreign patents and have 27 foreign patent applications pending in various international jurisdictions. Further, we have 1 PCT (Paris Convention Treaty) patent application. Many of our patents and patent applications cover methods and composition for reducing toxicity and enhancing the delivery of a chemotherapeutic drug by co-administering a polysaccharide with a chemotherapeutic agent. Additionally, we have patent applications in a number of other areas related to utilizing carbohydrates to treat major disease.

We have also developed trade secrets and know-how. We require our employees, consultants and collaborators to enter into confidentiality agreements to protect our intellectual property. Please see “Risks Related to Pro-Pharmaceuticals — We Are a Counterclaim Defendant in a Lawsuit Instituted by CEO David Platt” and “Risks Related to the Drug Development Industry — Our Competitive Position Depends on Protection of Our Intellectual Property” for additional discussion of risks related to protection of our intellectual property based on inventions.

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

As we develop products eligible for clinical trials, we contract with independent parties to design the trial protocols, arrange for and monitor the clinical trials, collect data and analyze data. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and will be dependent on governmental participation and funding. Our dependence on independent parties and clinical sites involves risks including reduced control over the timing and other aspects of our clinical trials.

Our research and development expenditures totaled approximately $13.5 million for the cumulative period from inception (July 10, 2000) through December 31, 2006.

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

Because our products are in the development stage, we have not created a sales and marketing staff to commercialize pharmaceutical products. If we develop products eligible for commercial sale, we will need to develop a sales and marketing capability or rely on third parties such as licensees, collaborators, joint venture partners or independent distributors to market and sell those products. Our dependence on third-party manufacturers and marketers will involve risks relating to our reduced control, and other risks including those discussed in “Risk Factors Related to Pro-Pharmaceuticals Results — We Will Depend on Third Parties To Manufacture and Market Our Products.”

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

Please see “Risk Factors Related to the Drug Development Industry — We Face Intense Competition in the Biotechnology and Pharmaceutical Industries” for additional discussion related to our current and potential competition.

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

Please see “Risks Related to the Drug Development Industry — We Will Need Regulatory Approvals to Commercialize Our Products” for additional discussion of regulatory risks related to our drug development program.

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

Employees

As of March 2007, we had eight full-time employees, comprised of our President and Chief Executive Officer; Chief Financial Officer; Chief Operating Officer; Chief Scientist; Executive Vice President, Manufacturing and Product Development; Vice President of Investor Relations; Director of Clinical Trials; and an Operations Administrator. Our Medical Director and Monitor for our clinical trials provide services part-time as independent consultants.

Our executive officers are as follows:

Officers

David Platt, Ph.D. is the President, Chief Executive Officer, and Chairman of the Board of Directors. Dr. Platt is a co-founder of our Company and co-developer of our core technology. From March 1995 through May 2000, Dr. Platt was founder, CEO, and chairman of the Board of Directors of SafeScience Inc. subsequently known as GlycoGenesys, Inc. From 1992 to 1995, Dr. Platt was the CEO and chairman of the Board of Directors of International Gene Group, Inc. a company that he founded, took public in 1995, and is the predecessor company to SafeScience. Dr. Platt received a Ph.D. in chemistry in 1988 from The Hebrew University in Jerusalem. In 1989, Dr. Platt was a research fellow at the Weizmann Institute of Science, Rehovot, Israel, and from 1989 to 1991, was a research fellow at the Michigan Cancer Foundation (re-named Barbara Ann Karmanos Cancer Institute). From 1991 to 1992, Dr. Platt was a research scientist with the Department of Internal Medicine at the University of Michigan. Dr. Platt has published peer-reviewed articles and holds many patents, primarily in the field of carbohydrate chemistry.

Maureen E. Foley has served as the Chief Operating Officer of Pro-Pharmaceuticals since October 2001. Prior to that, she was Manager of Operations from January 2001 until October 2001. Ms. Foley has been involved in the start-up of several high tech companies, where she was responsible for the establishment and administration of business operations including human resources, benefits, accounting, finance, marketing, product development and project management. Her experience with start-up companies includes: From June 2000 to December 2000, she provided business operations services for eHealthDirect, Inc., a developer of medical records processing software. From October 1999 to May 2000, Ms. Foley managed business operations services for ArsDigita, Inc., a developer of business software and programs. From June 1996 to August 1999, Ms. Foley served with Thermo Fibergen, Inc., a subsidiary of Thermo Electron Corporation, a paper waste processing developer. She is a director and Chairman of Tax/Eze, Inc., a tax preparation and financial services company and a director of Stewart Precision Inc. Ms. Foley is a graduate of The Wyndham School, Boston, Massachusetts, with a major in Mechanical Engineering.

Carl L. Lueders, M.B.A., C.P.A., joined the management team in February 2005 as Chief Financial Officer. Mr. Lueders has a broad range of experience in finance, operations, short- and long-term planning, forecasting, performance measurement, SEC reporting, and controls. He was most recently Chief Financial Officer for R.F. Morse & Son, a privately held agri-based company. Previously, he was Interim Chief Executive Officer at Brine, a privately held manufacturer and distributor of sports equipment. Mr. Lueders spent 22 years with publicly held Polaroid in finance and planning roles, including Vice President and Controller, Treasurer and Acting Chief Financial Officer. Earlier in his career, Mr. Lueders was a Senior Auditor with Arthur Andersen. He is a C.P.A. and received his B.A. in Economics from the University of Massachusetts at Amherst and his M.B.A. from Babson College

Eliezer Zomer, Ph.D., is Executive Vice President of Manufacturing and Product Development. Prior to joining the company, Dr. Zomer had been the founder of Alicon Biological Control, where he served from November 2000 to July 2002. From December 1998 to July 2000, Dr. Zomer served as Vice President of product development at SafeScience, Inc. and Vice President of Research and Development at Charm Sciences, Inc. from June 1987 to November 1998. Dr. Zomer received a B.Sc. degree in industrial microbiology from the University of Tel Aviv in 1972, a Ph.D. in biochemistry from the University of Massachusetts in 1978, and undertook a post-doctoral study at the National Institute of Health.

Our directors are as follows:

Directors

David Platt ( see officers)

Dale H. Conaway, D.V.M., has served as a member of the Board of Directors since May 2001. Since 2001, Dr. Conaway has been the Deputy Regional Director (Southern Region) and Chief Veterinary Medical Officer for the Office of Research Oversight, an office within the Veterans Health Administration under the U.S. Department of Veterans Affairs. From 1998 to 2001, Dr. Conaway served as Manager of the Equine Drug Testing and Animal Disease Surveillance Laboratories for the Michigan Department of Agriculture. From 1994 to 1998, he was Regulatory Affairs Manager for the Michigan Department of Public Health Vaccine Production Division. Dr. Conaway received a D.V.M. degree from Tuskegee Institute and an M.S. degree in pathology from the College of Veterinary Medicine at Michigan State University.

Mildred S. Christian, Ph.D., has served as a member of the Board of Directors since October 2002. Dr. Christian is president and CEO of Argus International, Inc., a provider of consulting services in regulatory affairs, and Chairman and CEO of Argus Health Products, LLC, which develops and internationally distributes preventive and maintenance healthcare products for healthcare professionals and the over-the-counter market. Until 2002, Dr. Christian was Executive Director, Science and Compliance, of Charles River Laboratories and Primedica Corporation. Before founding Argus Research Laboratories in 1979 and Argus International in 1980, Dr. Christian spent 14 years in drug development at McNeil Laboratories, a division of Johnson & Johnson Corporation. She has participated at all levels in the performance, evaluation, and submission in more than 1,800 pre-clinical studies, from protocol to final report. Dr. Christian is a member of several professional organizations, including service as Councilor of the European Teratology Society and Secretary/Treasurer of the Academy of Toxicological Sciences, and was past president of the Teratology Society, the American College of Toxicology, and the Academy of Toxicological Sciences. Dr. Christian is an honorary member of the Society of Quality Assurance and founding editor of the Journal of Toxicological Sciences. She has edited or contributed to several major textbooks and is the author of more than 120 papers and abstracts published in U.S. and international journals. Dr. Christian earned her Ph.D. from Thomas Jefferson University in developmental anatomy and pharmacology.

Henry J. Esber, Ph.D., has served as a director since April 2006. From 2005 to present, Dr. Esber has been a Principal in Esber D&D consulting. From 2003 to 2005, Dr. Esber was a Senior Consultant, Business Development at Charles River Labs, Discovery and Development Services. From 2005 to 2006, Dr. Esber was a consultant and from 2006, he was Senior Vice President and Chief Business Officer for Bio-Quant. Dr. Esber is the co-founder of BioSignature Diagnostics, Inc. and Advanced Drug Delivery, Inc. He also serves on the Scientific Advisory Boards of several biotechnology companies and is the author of more than 130 technical publications. Dr. Esber has more than 25 years of experience in the areas of oncology/tumor immunology and immunotherapy as well as strong knowledge in the field of toxicology and regulatory affairs. Dr. Esber received a B.S. degree in biology/pre-med from the College of William and Mary, an M.S. degree in public health and parasitology from the University of North Carolina, and a Ph.D. in immunology/microbiology from West Virginia University Medical Center.

James T. Gourzis, M.D., Ph.D. Dr. Gourzis has served as a director since December 2006. Dr. Gourzis has extensive experience in formulating scientific and regulatory strategy and heading clinical development teams for pharmaceutical and biotechnology products, small molecules and biologics. Therapeutic area experience includes: oncology, cardiovascular, virology, immunology, central nervous system, allergy, anti-inflammatory, infectious disease, pain management and gastrointestinal disease. Dr. Gourzis is Principal, MEDRAND Associates from 2002 to present, providing consulting services with respect to scientific, strategic and regulatory considerations associated with the development of drugs and biologics. Previously, Dr. Gourzis held senior executive positions with bio-pharmaceutical companies: Senior Medical Director, PAREXEL International Corporation; Vice President Medical Affairs, Gensia Sicor (Teva) Pharmaceuticals; Chief Operating Officer, HiIl Top Pharmatest; Administrative Director, Group Health Associates; Executive Director Medical Research,

Merrell-National Laboratories; and Senior Director Clinical Research, Schering Corporation. Dr. Gourzis received an A.B. degree in biology from Harvard University, an A.M. degree in pharmacology from Boston University and a Ph.D. in pharmacology/medicine from the University of Manitoba.

Steven Prelack has served as a director since April 2003. Since 2001, he has served as Senior Vice President, Chief Financial Officer and Treasurer of VelQuest Corporation, a provider of automated compliance management solutions for the pharmaceutical industry. In this capacity, Mr. Prelack oversees business development, financial, administrative and other functions, and is responsible for VelQuest’s transition from a development-stage company to an operating company. From 1996 to 2000, he was Senior Vice President, Chief Financial Officer and Treasurer of LifeMetrix, Inc., a leading provider of cancer disease management services, as well as disease management technology, data and clinical trial product lines and related technology-based services. As co-founder of LifeMetrix, Mr. Prelack was responsible for all stages of its development, including initial seed capital funding, execution of its strategic business plan, and sale of the company. Mr. Prelack is a director of Codeco Corporation, a designer and manufacturer of custom resisters and switches, and of Sight Code, Inc., which specializes in OPM, a systems design and architecture platform. Mr. Prelack, a Certified Public Accountant, received a B.B.A. degree from the University of Massachusetts at Amherst in 1979.

Jerald K. Rome has served as a director since March 2004. He has been a private investor from 1996 to the present. Previously, Mr. Rome founded Amberline Pharmaceutical Care Corp., a marketer of non-prescription pharmaceuticals, in 1993 and served as its President from 1993 to 1996. From 1980 to 1990, he served as Chairman, President and Chief Executive Officer of Moore Medical Corp., a national distributor of branded pharmaceuticals and manufacturer and distributor of generic pharmaceuticals, and was previously Executive Vice President of the H.L. Moore Drug Exchange, a division of Parkway Distributors and predecessor of Moore Medical Corp. Mr. Rome received a B.S. degree in pharmaceutical sciences from the University of Connecticut.

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

We Have Incurred Net Losses to Date and Depend on Outside Capital.    Our accumulated deficit as of December 31, 2006 was $25,727. We will need to continue to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial operating losses for the next several years. Accordingly, we do not expect to be generating sales or other revenue and will remain dependent on outside sources of financing during that time. If we are unable to raise funds from outside sources for our continuing operations, we may be adversely affected.

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

Based on $5,773 of available cash and cash equivalents and certificate of deposit as of December 31, 2006, we believe that we have sufficient capital to fund our operations through at least June 2007. We must raise cash before June 2007 or we may not be able to continue operations.

Our Product Candidates Are Based on Novel Unproven Technologies.    Our product candidates are based on novel unproven technologies using proprietary carbohydrate compounds in combination with FDA approved of drugs currently used in the treatment of cancer and other diseases. Carbohydrates are difficult to synthesize, and we may not be able to synthesize carbohydrates that would be usable as delivery vehicles for the anti-cancer drugs we plan to work with.

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

We Depend on Key Individuals to Develop Our Products and Pursue Collaborations.    We are highly dependent on David Platt, Ph.D., President and Chief Executive Officer; Anatole Klyosov, Ph.D., our chief scientist; and Eliezer Zomer, Ph.D., Vice President, Manufacturing and Product Development. The loss of any of these persons, or failure to attract or retain other key personnel, could prevent us from pursuing collaborations or developing our products and core technologies.

We Are a Counterclaim Defendant in a Lawsuit Instituted by CEO David Platt.    Our CEO David Platt filed a lawsuit in Massachusetts in January 2004 against GlycoGenesys, Inc. for claims including breach of contract. In its answer GlycoGenesys named us as a counterclaim defendant alleging tortious interference and misappropriation of proprietary rights, and seeks monetary damages and injunctive relief related to our intellectual property. In March 2004, we answered the counterclaim and denied any liability. We and Dr. Platt intent to contest these counterclaims vigorously. In October 2006, pursuant to a U.S. Bankruptcy Court approval of a liquidation of GlycoGenesys Marlborough Research and Development, Inc. (now known as Prospect Therapeutics, Inc) purchased selected assets of GlycoGenesys including this litigation. If we do not prevail there could be a material adverse impact on our financial position, results of operations or cash flows.

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

Large Sales Could Reduce the Trading Price of our Common Stock.    Listed on the American Stock Exchange since September 2003, our common stock, despite certain increases of trading volume from time to time, experiences periods when it could be considered “thinly traded.” On March 21, 2007, we issued approximately 5.2 million shares to discharge approximately $3.9 million of $4.4 million outstanding obligations under our 7% Convertible Debentures. We issued the shares at a discount to the then trading price of our stock. Although resale of these shares will be subject to the volume limitations of Rule 144 under the Securities Act (as they are “restricted securities”), the former Debenture holders and warrant holders may attempt to resell them as rapidly as Rule 144 permits. Such sales could place downward pressure on the trading price of our stock.

We May Need to Undertake Finance Transactions with Persons Who May Not Intend to Become Long-Term Investors.    Our recent equity finance transactions were structured as a so-called PIPE (private investment in public equity). In general, these transactions attract purchasers who desire to buy securities at a discount to the trading price that may be profitably and rapidly resold into the public markets after the privately placed securities are registered. Rapid resales of stock and other factors related to these transactions often exert a downward pressure on the trading price of a stock. We may find, given our present stage of development, that we must undertake this type of finance transaction in the future.

Four Principal Stockholders Own Enough Shares to Control The Company.    Four of our principal stockholders, David Platt, James Czirr, Offer Binder and Anatole Klyosov own or control approximately 31% of the outstanding shares of our common stock, and Dr. Platt and Mr. Czirr together own approximately 25%. Some or all of these stockholders, acting in concert, may be able to substantially influence the election of the Board of Directors and other corporate actions requiring stockholder approval, such as recapitalization or other fundamental corporate action, as well as the direction and policies of our company. Such concentration of ownership also could have the effect of delaying, deterring or preventing a change in control of the company that might otherwise be beneficial to stockholders.

Changes in Laws, Regulations and Financial Accounting Standards May Affect Our Reported Results of Operations.    The Sarbanes-Oxley Act of 2002 and related regulations may result in changes in accounting standards or accepted practices within our industry and could add significant new costs to being a public company. New laws, regulations and accounting standards, as well as changes to currently accepted accounting practices, could adversely affect our reported financial results and negatively affect our stock price. Additional unanticipated expenses incurred to comply with new requirements could also negatively impact our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We entered into a five-year lease that commenced on August 11, 2006 for approximately 9,400 square feet for our executive offices located at 7 Wells Avenue Newton, Massachusetts. The lease provides for annual base rental payments of $235 in the first year increasing in each subsequent lease year to $244, $253, $263 and $273 respectively. In addition to base rental payments, we are responsible for our pro-rata share of increases in the operating expenses for the building after calendar year 2006 and taxes for the building after fiscal year 2007. We have the right to extend the term of the lease for an additional five year period at the prevailing market rate at the time of exercise. In connection with this new office space lease, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of approximately $59.

Item 3.	Legal Proceedings

In January 2004, Dr. Platt, our Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In its filing in

February 2004, GlycoGenesys asserted counterclaims against us and Dr. Platt alleging tortious interference and misappropriation of proprietary rights. The counterclaims seek monetary damages and injunctive relief related to our intellectual property. In March 2004, we and Dr. Platt answered the counterclaims and denied any liability. In June 2004, the Court allowed, without opposition, a motion of GlycoGenesys for leave to file a supplemental counterclaim against us for defamation and unfair competition. On February 2, 2006, GlycoGenesys filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code, which stayed the counterclaim litigation proceedings. On June 1, 2006, the bankruptcy court approved a motion by GlycoGenesys to convert the proceeding to Chapter 7 liquidation. On October 23, 2006, the judge issued an order allowing the liquidation sale of certain GlycoGenesys assets to Marlborough Research and Development, Inc. including the counterclaim lawsuit. Marlborough Research and Development, Inc. has changed its name to Prospect Therapeutics, Inc. and has informed us that it intends to pursue the counterclaim lawsuit against us and Dr. Platt. We believe these claims are without merit and intend to contest them vigorously. We believe that any impact on the financial statements is neither probable or reasonably estimable and therefore no amounts have been recorded as of December 31, 2006

Pursuant to Board approval, we agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims. In 2006, we incurred $11 of expenses in connection with this defense. Through December 31, 2006, we have incurred cumulative expenses of approximately $438 in connection with this defense.

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

Price Range of Common Stock

Our common stock trades under the symbol “PRW” on the American Stock Exchange. The high and low closing prices for our common stock as reported on the American Stock Exchange for the periods indicated below were as follows:

	High	Low
Fiscal Year Ended December 31, 2006
First Quarter	$3.78	$2.85
Second Quarter	$3.98	$3.13
Third Quarter	$3.00	$.59
Fourth Quarter	$.97	$.35

Fiscal Year Ended December 31, 2005
First Quarter	$2.97	$2.40
Second Quarter	$3.22	$2.28
Third Quarter	$3.09	$2.59
Fourth Quarter	$3.05	$2.40

Holders of Common Stock

As of February 7, 2007, there were approximately 235 holders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders. Based on information available to us, we believe there are approximately 3,100 beneficial owners of our shares of our common stock in addition to the record holders.

Dividends

There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of our Board of Directors. The terms and conditions of the Convertible Debenture agreement restricts our ability to pay dividends. Our intention is not to declare cash dividends and retain all cash for our operations.

Performance Graph

The graph below shows the cumulative total stockholder return on our common stock from September 10, 2002 (the date our common stock began trading on the Over-the-Counter Bulletin Board) through December 31, 2006. This graph assumes an investment of $100 on September 10, 2002 in our common stock and compares its performance with the AMEX Biotechnology Index (BTK) and the Nasdaq Biotechnology Index (NBI). Our common stock has been traded on the American Stock Exchange since September 2003. The other indices may reflect the investment of dividends; however, we have not declared or paid any dividends to date.

The price comparisons shown in the graph below is based upon historical data. The stock price performance shown in the graph below is not indicative of, nor is it intended to forecast future stock price performance of our common stock.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (The “Exchange Act”), or otherwise subject to the liability of that section. This graph will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6.	Selected Consolidated Financial Data (in thousands except share and per share data)

The following table sets forth financial data for the years ended December 31, 2006, 2005, 2004, 2003, 2002 and for the cumulative period since inception (July 10, 2000) through December 31, 2006. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K.

	Fiscal Year Ended December 31,					Cumulative Period from Inception (July 10, 2000) to December 31, 2006
	2006	2005 (As Restated) (2)	2004 (As Restated) (2)	2003 (As Restated) (2)	2002
	(dollars in thousands)
Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$3,019	$3,040	$3,042	$1,950	$1,483	$13,528
General and administrative	4,029	3,615	4,262	2,988	1,804	18,053

Operating loss	(7,048)	(6,655)	(7,304)	(4,938)	(3,287)	(31,581)
Interest and other income	281	111	124	69	24	635
Interest and other expenses	3,574	(311)	3,410	793	(415)	5,219

Total other income and (expense)	3,855	(200)	3,534	862	(391)	5,854

Net loss	$(3,193)	$(6,855)	$(3,770)	$(4,076)	$(3,678)	$(25,727)

Net loss per share: basic and diluted (1)	$(0.11)	$(0.25)	$(0.15)	$(0.19)	$(0.22)

Weighted average shares outstanding: basic and diluted	28,472,898	27,315,411	25,750,789	21,360,572	16,374,524

	As of December 31,
	2006	2005 (As Restated) (2)	2004 (As Restated) (2)	2003 (As Restated) (2)	2002
	(dollars in thousands)
Consolidated Balance Sheet Data:
Working capital	$(53)	$3,314	$9,819	$7,318	$1,327
Total assets	6,363	4,963	11,110	8,002	2,283
Convertible debt instrument	5,137	—	—	—	—
Warrant liabilities	371	5,936	5,625	1,925
Stockholders’ (deficit) equity	(22)	(2,353)	4,480	5,699	1,617

(1)	Basic and net loss per share is the same for each reporting period as the anti-dilutive shares were not included in the per-share calculations.
(2)	The selected consolidated financial data has been restated to correct an error in accounting for common stock purchase warrants that were issued as part of our 2003 and 2004 equity finance transactions. See Note 14 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share data)

RESTATEMENT

Subsequent to the issuance of the 2005 consolidated financial statements, we determined that the common stock purchase warrants that were issued as part of our equity finance transactions in October 2003, April 2004 and August 2004, respectively, and which were accounted for in stockholders’ equity at their relative fair value upon issuance, should have been accounted for as derivative liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The warrants did not meet any of the scope exceptions allowed by SFAS 133. Specifically, the warrants did not meet the criteria in paragraph 11(a) of SFAS 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. The warrants, when classified as derivative liabilities, are required to be initially recorded at fair value and to be marked to fair value at the end of each reporting period, which results in a non-cash charge or credit to other income and expense in the consolidated statement of operations.

The accompanying consolidated financial statements for the years ended December 31, 2005 and 2004 have been restated. See Note 14 to the consolidated financial statements.

The accompanying management’s discussion and analysis of financial condition and results of operations reflects the restatement described above.

RECENT EVENT

On March 21, 2007, we issued approximately 5.2 million shares of our common stock at a conversion price of $0.75 per share to discharge approximately $3.9 million of the remaining $4.4 million then outstanding obligations under our 7% Convertible Debentures that we sold in February 2006. The exercise price of the common stock warrants issued in February 2006 to the same investors was reduced to $1.00 (and the number of shares issuable on exercise proportionately increased) to take into account the dilutive effect of this transaction. If all the warrants were exercised by cash payment, we would issue approximately 5 million new shares. We also agreed that

•	we will not make payments on the remaining debenture obligations in shares unless the price of our common stock is at least $0.85,

•	for 6 months after this transaction we will not offer or sell our securities without also offering them to the former debenture holders, and

•	we will not offer or sell our securities before April 20, 2007 at an effective price per share of our common stock lower than $0.75.

Overview

We are a development-stage company engaged in research and development of carbohydrate based therapeutic compounds. We believe our carbohydrate-based compounds offer numerous opportunities to provide advanced disease treatments. Our initial focus is on the target delivery of chemotherapy drugs for the treatment of cancer. We believe our initial carbohydrate compound — DAVANAT® — may reduce the toxic side effects of chemotherapeutic drugs and increase their efficacy by targeting delivery directly to cancerous cells, thereby creating a preferable treatment to existing oncology regimens. For additional information, please see “Item 1. Business — Business of Pro-Pharmaceuticals.”

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

Upon approval by the appropriate regulatory authorities we may commence commercial marketing and distribution of the product. This process typically takes several years to complete and requires the expenditure of substantial resources. Any delay in obtaining or failure to obtain required approvals will materially adversely affect our ability to generate revenues from commercial sales relating to our drug candidates. We may file an NDA for a drug candidate in 2007. We anticipate our source of funding for the next several years to come from either financing transactions or collaborations with other pharmaceutical companies.

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of $25,727 for the cumulative period from inception (July 10, 2000) through December 31, 2006. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

We have raised $35,930 in capital principally through the issuance of convertible notes, the sale of common stock through a public offering and the sale of common stock and warrants through private placements as of December 31, 2006. From inception (July 10, 2000) through December 31, 2006, we used cash of $28,240 for our operations. At December 31, 2006, we had $5,773 of cash and cash equivalents and certificate of deposit available to fund future operations, which we believe is sufficient to fund our operations through at least June 2007.

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

Accrued Expenses.    As part of the process of preparing our consolidated financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include contract service fees in conjunction with pre-clinical and clinical trials, professional service fees, such as those arising from the services of attorneys and accountants and accrued payroll expenses. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or costs of such services, our reported expenses for a reporting period could be understated or overstated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services are often subject to our judgment. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the United States.

Convertible Debt Instrument.    Our convertible debt instrument issued in 2006 (the “Debentures”) constitutes a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As permitted by SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”, we irrevocably elected to initially and subsequently measure the Debentures in their entirety at fair value with changes in fair value recorded as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of convertible debt instrument.” Fair value of the Debentures is determined using a binomial financial valuation model that requires assumptions that are subject to significant management judgment such as volatility of our common share price, interest rates and our intention to redeem the Debentures in cash or common shares. Volatility and interest rate expectations are based on the remaining 1 year to maturity of the Debentures.

Warrants.    We have issued common stock warrants in connection with the execution of certain equity and debt financings and consulting agreements. Certain warrants are accounted for as derivative liabilities at fair value in accordance with SFAS 133. Such warrants do not meet the criteria in paragraph 11(a) of SFAS 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.” Warrants that are not considered derivative liabilities as defined in SFAS 133 are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of warrants without probability conditions is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, expected life of the warrant, and risk-free interest rates at each period end.

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

Stock-Based Compensation.    Through December 31, 2005, we accounted for stock-based compensation to employees and non-employee directors under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and the related interpretations. Under APB No. 25, no compensation expense is recognized for stock options granted to employees at fair market value and with fixed terms. On January 1, 2006, we adopted SFAS 123(R), “Accounting for Share Based Payment,” (SFAS 123(R)) using the modified prospective method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS 123(R) requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, we recorded the impact of forfeitures as they occurred. We do not anticipate any awards will be forfeited in our calculation of compensation expense due to the limited number of employees that receive stock option grants and our historical employee turnover.

We consider equity compensation to be an important component in attracting and retaining key employees. During 2006, 2005 and 2004, we awarded approximately 399,000, 272,000 and 277,750 stock options, respectively, to employees, consultants and non-employee members of our Board of Directors for normal services and we recorded $416 of related stock option expense in 2006. Because the exercise price of the options granted equal the fair market value of a share of our common stock on the date of grant and the options have fixed terms, we recorded no stock compensation expense on these awards in 2005 and 2004. If we had used the fair value method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss in 2005 and 2004 respectively of $6,855 and $3,770 would have increased by $287 and $749 to $7,142 and $4,519 respectively.

Results of Operations

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005 (in thousands)

Research and Development Expenses.    Research and development expenses were $3,019 during the year ended December 31, 2006 as compared to $3,040 incurred during the year ended December 31, 2005. We generally categorize research and development expenses as either direct external expense, comprised of amounts paid to third party vendors for services, or all other expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and preclinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We have one product candidate — DAVANAT® — in clinical trials at this time. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005 were as follows:

	Year Ended December 31,
	2006	2005
Direct external expenses
Clinical programs	$1,504	$1,557
Pre-clinical activities	589	959
All other research and development expenses	926	524

	$3,019	$3,040

Clinical trial expense decreased by $53 as the Phase I late stage cancer patient trial was completed and the Phase II late stage colorectal cancer patient trial completed dosing resulting in reduced spending that was offset by the initiation of the line I biliary duct cancer, the line I colorectal cancer and line II colorectal cancer trials. Pre-clinical spending decreased due principally to reduced DAVANAT® manufacturing costs. All other research and development costs increased due to the addition of our Chief Scientist, additional personnel to support our clinical trials and expensing stock based compensation largely related to the fair value method as required by SFAS 123(R). In summary, research and development expense in 2006 shifted from pre-clinical activities to clinical programs. The increase in clinical trial expense was due to the start-up and costs associated with the Phase II trial. We completed dosing patients in a Phase I clinical trial of DAVANAT® in March of 2005 and began dosing patients in a Phase II clinical trial of DAVANAT® in May of 2005 while the pre-clinical tests and experiments associated with DAVANAT® diminished in 2006 as compared to 2005.

We expect our research and development expenses will increase moderately in 2007 due to the new line I Phase II clinical trials and a modest increase in overhead expenses.

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

General and Administrative Expenses.    General and administrative expenses were $4,029 in 2006 or an increase of 12%, as compared to $3,615 in 2005. General and administrative expenses consist primarily of salaries, including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related costs. Of the $414 increase in expense in 2006, approximately $385 consisted of an increase in accounting and other costs associated primarily with the convertible debentures. Approximately $273 of the increase was due to expensing stock based compensation related to the fair value method as required by SFAS 123(R). These increases were offset by a reduction in legal expense of approximately $261. Legal expenses decreased due to lower expenses associated with the intellectual property litigation with GlycoGenesys. Payroll expense increased due to the addition of our Chief Scientist and other personnel which was more than offset by lower incentive compensation payments.

We expect general and administrative expenses in 2007 to be approximately the same as 2006.

Other Income and Expense.    Other income and expense was income of $3,855 in 2006 as compared to expense of $200 in 2005. Of the $4,055 increase, $8,129 is related to fair value accounting for warrant liabilities. This was offset by $4,244 of charges related to our convertible debt instrument of which $2,394 is related to fair value accounting and $1,850 is interest expense. The $1,850 of interest includes $1,358 of debt discount amortization and $492 of interest expense. Additionally, interest income in 2006 was approximately $281 or an increase of $170 as compared to $111 in 2005. Interest income consists primarily of interest income on interest-bearing cash equivalents and the certificate of deposit. The increase in interest income is due primarily to higher average interest rates and to a lesser degree due to higher average cash balances. Average interest rates were approximately 3.2% per annum in 2006 versus approximately 1.4% per annum in 2005.

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

	Year Ended December 31,
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

General and Administrative Expenses.    General and administrative expenses were $3,615 in 2005 or a decrease of 15%, as compared to $4,262 in 2004. General and administrative expenses consist primarily of salaries, including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related costs. The $647 reduction in expense in 2005, consisted of a reduction in legal expense of approximately $700. This was offset by an increase in payroll of approximately $135 and a decrease in all other spending of approximately $82. Of the $700 decrease in legal expenses approximately $560 was due to the patent arbitration between Dr. Platt, our CEO and GlycoGenesys which was conducted and completed in 2004. The arbitration concerned the rights to control prosecution of patent applications that Dr. Platt licensed to GlycoGenesys. In November 2004, the arbitrator awarded the patent prosecution rights to Dr. Platt. The remainder of the decrease in legal expenses as compared to 2004 was related to expenses incurred in 2004 to defend a lawsuit asserted by a former employee. This matter was concluded in 2004. These expense decreases were offset in part by an increase of approximately $190 associated with legal expenses to defend the counterclaim lawsuit filed by GlycoGenesys against us and Dr. Platt as described in “Item 3 — Legal Proceedings” above.

Interest and Other Income.    Other income and expense in 2005 was an expense of $200 as compared to income of $3,534 in 2004. Of the $3,734 decrease, $3,721 was related to fair value accounting associated with warrant liabilities. Additionally interest income decreased by $13. Interest income consists primarily of interest income on interest-bearing cash equivalents. The decrease in interest income is due to lower average cash balances partially offset by higher average interest rates. Average interest rates were approximately 1.4% per annum in 2005 versus approximately 1.3% per annum in 2004.

Liquidity and Capital Resources (in thousands)

As described in the section entitled “Overview” above and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations primarily through private placements of convertible debt, shares of common stock and warrants, and a public offering of shares of common stock. At December 31, 2006, we had raised a total of $35,930 from these offerings and had $5,773 of cash and certificate of deposit available. On February 14, 2006 we raised $10.0 million resulting in net proceeds after transaction costs of approximately $9.3 million by issuing 7% Convertible Debentures and common stock warrants through a private placement. The 7% Convertible Debentures and related interest may be repaid in common stock subject to certain provisions. The details of this transaction are more fully described in Note 6 to our audited consolidated financial statements.

Net cash used in operations was $6,757 in 2006 and $6,127 in 2005. The increased use of cash in operations in 2006 as compared to 2005 was primarily due to increased working capital needs. We expect our cash needs in 2007 to remain at approximately the same level as 2006.

Net cash used in investing activities was approximately $5,236 in 2006 as compared to approximately $111 in 2005. The increase in 2006 as compared to 2005 was due to increased capital expenditures associated primarily with the move of our corporate offices to new leased space and a $5,000 investment in a certificate of deposit.

Net cash provided by financing activities was $8,300 in 2006, and $0 in 2005. Net cash provided by financing activities in 2006 resulted from the sale of the 7% Convertible Debentures and common stock warrants. In 2006, we elected to make two payments, amounting to $1,000 of principal in cash.

On March 21, 2007 we discharged approximately $3.9 million of our $4.4 million of obligations then outstanding under the Convertible Debentures. See “Recent Event” above in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We believe that our cash on hand and certificate of deposit of $5,773 at December 31, 2006 will be sufficient to enable us to meet our financing and operating obligations through at least June 2007. We will require more cash to fund our operations and believe that we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be obtainable on terms favorable to us.

Payments Due Under Contractual Obligations (in thousands)

The following table summarizes the payments due under our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Convertible debt instrument	$5,096	$5,096	—	—	—
Operating leases	1,189	250	772	167	—

Total payments due under contractual obligations	$6,285	$5,346	$772	$167	$—

Long-term debt consists of scheduled principal and interest payments on our 7% Convertible Debentures. Remaining principal of $4,925 is payable in monthly installments through January 1, 2008 ( November 30, 2007 if repaid in shares). Interest accrues at the rate of 7% and is payable monthly. Remaining interest due is $171 and is all due in less than one year. Principal and interest may be paid, at our option, in cash or shares of our common stock. Because investors may convert principal into common stock, at any time, at their option, the timing of principal and interest payments may accelerate relative to this schedule.

On March 21, 2007 we discharged approximately $3.9 million of the $4.4 million then outstanding under our Convertible Debentures. See “Recent Events,” above under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On May 1, 2006 we entered into an operating lease for office space. The lease commenced on August 11, 2006 and extends for five years and terminates on September 30, 2011. The lease provides for annual base rental payments of $235 in the first year increasing in each subsequent lease year to $244, $253, $263 and $273 respectively. In addition to base rental payments included in the contractual obligations table above, we are responsible for our pro-rata share of increases in the operating expenses for the building after calendar year 2006 and taxes for the building after fiscal year 2007. We have the option to extend the term of the lease for an additional five year period at the prevailing market rate at the time of exercise. In connection with this new office space lease, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of approximately $59. Additionally, we have a non-cancellable lease for a car which expires in October of 2007.

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

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of December 31, 2006 we had $4,925 of principal outstanding on the convertible debentures with an interest rate fixed at 7%. We account for the convertible debentures at fair value, and changes in our share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). As a result of the material weakness discussed below, our management has concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Our Chief Executive Officer and Chief Financial Officer, in conjunction with management, have determined that as of December 31, 2006 that we have a material weakness relating to the controls over accounting for warrants. Specifically, our procedures did not operate effectively to detect certain errors in classification of warrant liabilities in the 2003, 2004 and 2005 consolidated financial statements. As discussed in Note 14 to the consolidated financial statements, we are restating previously issued financial statements for these errors.

Remediation Status

To remedy the material weakness described above, we engaged additional resources to review any similar transactions. These changes either have been, or are in the process of being, implemented.

To remediate the material weakness disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2006, in the fourth quarter of 2006 additional controls and procedures were implemented to ensure that the convertible debentures are accurately presented in the financial statements. These procedures include tracing journal entry support to source data and retesting fair value calculations used for recording adjustments to the convertible debenture balances. These procedures are performed by a person not involved with the original journal entry preparation.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2007 Annual Meeting of Stockholders to be held on May 24, 2007 (the “2007 Proxy Statement”) under the captions “Election of Directors,” “Board of Directors Meetings and Committees of the Board,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

The information required by this Item will be incorporated by reference from the information under the caption “Executive Compensation” contained in our 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the information under the caption “Ownership of Pro-Pharmaceuticals, Inc. Common Stock” contained in our 2007 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item will be incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in our 2007 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be incorporated by reference from the information under the captions “Audit Fees”, “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Policies and Procedures” contained in our 2007 Proxy Statement.

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

3.	Exhibits

Exhibit Number	Description of Document	Note Reference
3.1	Articles of Incorporation of the Registrant, dated January 23, 2001	1

3.2	Amended and Restated By-laws of the Registrant	2

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, as filed with the Nevada Secretary of State on May 28, 2004	10

10.1	Assignment/Assumption Agreement, dated April 23, 2001, by and between Developed Technology Resource, Inc. and DTR-Med Pharma Corp.	1

10.2	Stock Exchange Agreement, dated April 25, 2001, by and among DTR-Med Pharma Corp., Developed Technology Resource, Inc., Pro-Pharmaceuticals, Inc. and the Shareholders (as defined therein)	1

10.3	Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan	2

10.5	Consulting Agreement, dated as of January 16, 2003, by and between Pro-Pharmaceuticals, Inc. and David H. Smith	3

10.6	Employment Agreement, dated effective as of April 1, 2003, by and between Pro-Pharmaceuticals, Inc. and David A. Christopher (Agreement Terminated)	4

10.7	Securities Purchase Agreement, dated October 2, 2003, by and among Pro-Pharmaceuticals, Inc. and the Purchasers named therein	5

10.8	Registration Rights Agreement, dated October 2, 2003, by and among Pro-Pharmaceuticals, Inc. and the Purchasers named therein	5

10.9	Form of Common Stock Purchase Warrant issued to Rodman & Renshaw, Inc.	5

10.10	Form of Common Stock Purchase Warrant issued to the Purchasers under the Securities Purchase Agreement identified as Exhibit 10.7	5

10.11	Pro-Pharmaceuticals, Inc. 2003 Non-employee Director Stock Incentive Plan	6

10.12	Consulting Agreement, dated as of November 12, 2003, by and among Pro-Pharmaceuticals, Inc., The Harney Group and Charles F. Harney	7

10.13	Employment Agreement, dated effective as of January 2, 2004, by and between Pro-Pharmaceuticals, Inc. and David Platt	7

10.14	Securities Purchase Agreement, dated April 7, 2004, by and among Pro-Pharmaceuticals, Inc. and the Purchasers named therein	8

10.15	Registration Rights Agreement, dated April 7, 2004, by and among Pro-Pharmaceuticals, Inc. and the Purchasers named therein	8

Exhibit Number		Description of Document	Note Reference
10.16		Form of Common Stock Purchase Warrant issuable pursuant to the Securities Purchase Agreement identified as Exhibit 10.14 and to the placement agent	8

10.17		Securities Purchase Agreement, dated August 12, 2004, by and among Pro-Pharmaceuticals, Inc. and the Purchasers named therein	9

10.18		Registration Rights Agreement, dated August 12, 2004, by and among Pro-Pharmaceuticals, Inc. and the Purchasers named therein	9

10.19		Form of Common Stock Purchase Warrant issuable pursuant to the Securities Purchase Agreement identified as Exhibit 10.17 and to the placement agent	9

10.20		Form of Incentive Stock Option Agreement (under the 2001 Stock Incentive Plan)	11

10.21		Form of Non-Qualified Stock Option Agreement (under the 2001 Stock Incentive Plan)	11

10.22		Form of Non-Qualified Stock Option Agreement (under the 2003 Non-Employee Director Stock Incentive Plan)	11

10.23		Option Agreement, dated November 11, 2004, between David Platt and Pro-Pharmaceuticals, Inc.	11

10.24		Employment Agreement, dated February 9, 2005, between Carl L. Lueders and Pro-Pharmaceuticals, Inc.	12

10.25		7% Convertible Debenture dated February 14, 2006, due February 14, 2008.	13

10.26		Securities Purchase Agreement, dated February 14, 2006, by and among Pro-Pharmaceuticals, Inc. and the Purchasers named therein	13

10.27		Registration Rights Agreement, dated February 14, 2006, by and among Pro-Pharmaceuticals, Inc. and the Purchasers named therein	13

10.28		Common Stock Purchase Warrant Agreement, dated February 14, 2006.	13

21.1		Subsidiaries of the Registrant	7

23.1	*	Consent of Deloitte & Touche LLP, an independent registered public accounting firm

31.1	*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
1	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.
2	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2001, as filed with the Commission on November 14, 2001.
3	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Commission on March 31, 2003.

4	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2003, as filed with the Commission on August 14, 2003.
5	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A as filed with the Commission on October 10, 2003 for the period October 2, 2003.
6	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, as filed with the Commission on October 22, 2003.
7	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.
8	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on April 9, 2004.
9	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on August 16, 2004.
10	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 as filed with the Commission on August 16, 2004.
11	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.
12	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on February 11, 2005.
13	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on February 15, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2007.

PRO-PHARMACEUTICALS, INC.

By:	/s/ DAVID PLATT
Name: David Platt, Ph.D.
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID PLATT David Platt, Ph.D.	President, Chief Executive Officer and Director	April 2, 2007

/s/ CARL L. LUEDERS Carl L. Lueders	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

/s/ MILDRED S. CHRISTIAN Mildred S. Christian, Ph.D.	Director	April 2, 2007

/s/ DALE H. CONAWAY Dale H. Conaway, D.V.M.	Director	April 2, 2007

/s/ HENRY J. ESBER Henry Esber, Ph.D.	Director	April 2, 2007

/s/ JAMES T. GOURZIS James T. Gourzis, M.D., Ph.D.	Director	April 2, 2007

/s/ STEVEN PRELACK Steven Prelack	Director	April 2, 2007

/s/ JERALD K. ROME Jerald K. Rome	Director	April 2, 2007

Pro-Pharmaceuticals, Inc.

(A Development Stage Company)

Page

1.	Report of Independent Registered Public Accounting Firm	F-1

2.	Consolidated Balance Sheets as of December 31, 2006 and 2005 (As Restated)	F-2

3.	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 (As Restated), 2004 (As Restated) and for the cumulative period from inception (July 10, 2000) to December 31, 2006	F-3

4.	Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2006, 2005 (As Restated), 2004 (As Restated) and for the cumulative period from inception (July 10, 2000) to December 31, 2006	F-4

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 (As Restated), 2004 (As Restated) and for the cumulative period from inception (July 10, 2000) to December 31, 2006	F-6

6.	Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pro-Pharmaceuticals, Inc.

Newton, Massachusetts

We have audited the accompanying consolidated balance sheets of Pro-Pharmaceuticals, Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2006, and for the period from inception (July 10, 2000) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, and for the period from inception (July 10, 2000) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” on January 1, 2006 based on the modified prospective application transition method.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14, the accompanying 2005 and 2004 consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

April 2, 2007

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005 (dollars in thousands except share and per share data )

	2006	2005
		(As Restated See Note 14)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$773	$4,466
Prepaid expenses and other current assets	163	228
Certificate of deposit	5,000	—

Total current assets	5,936	4,694
PROPERTY AND EQUIPMENT—NET	112	60
RESTRICTED CASH	59	—
INTANGIBLE ASSETS—NET	256	209

TOTAL ASSETS	$6,363	$4,963

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$340	$295
Accrued expenses	512	1,085
Convertible debt instrument	5,137	—

Total current liabilities	$5,989	$1,380

WARRANT LIABILITIES	371	5,936
OTHER LONG TERM LIABILITIES	25	—

Total liabilities	$6,385	$7,316

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,518,643 and 27,315,411 shares of common stock issued and outstanding at December 31, 2006 and 2005, respectively; Undesignated shares, $.01 par value; 10,000,000 shares authorized; 0 shares outstanding at December 31, 2006 and 2005, respectively	32	27
Additional paid-in capital	25,673	20,154
Deficit accumulated during the development stage	(25,727)	(22,534)

Total stockholders’ deficit	(22)	(2,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,363	$4,963

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO DECEMBER 31, 2006 (dollars in thousands except per share data )

	Years Ended December 31,			Cumulative Period from Inception (July 10, 2000) to December 31, 2006
	2006	2005	2004
		(As Restated See Note 14)	(As Restated See Note 14)
OPERATING EXPENSES:
Research and development	$3,019	$3,040	$3,042	$13,528
General and administrative	4,029	3,615	4,262	18,053

Operating loss	(7,048)	(6,655)	(7,304)	(31,581)

OTHER INCOME AND (EXPENSE):
Interest income	281	111	124	635
Interest expense	(1,850)	—	—	(4,101)
Change in fair value of convertible debt instrument	(2,394)	—	—	(2,394)
Change in fair value of warrant liabilities	7,818	(311)	3,410	11,714

Total other income (expense)	$3,855	$(200)	$3,534	$5,854

NET LOSS	$(3,193)	$(6,855)	$(3,770)	$(25,727)

NET LOSS PER SHARE—BASIC AND DILUTED	$(0.11)	$(0.25)	$(0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	28,472,898	27,315,411	25,750,789

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO DECEMBER 31, 2006 (dollars in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Number of Shares	$0.001 Par Value
Issuance of founders shares in 2000	12,354,670	$12	$(3)	$—	$—	$9
Beneficial conversion feature and rights to common stock embedded in convertible note in 2000	—	—	222	—	—	222
Issuance of common stock and beneficial conversion feature related to convertible note in 2001	660,321	1	1,035	—	—	1,036
Issuance of common stock in connection with reverse merger of Pro-Pharmaceuticals-NV in 2001	1,221,890	1	106	—	—	107
Conversion of notes payable and accrued interest to common stock in 2001	598,229	1	1,125	—	—	1,126
Issuance of warrants to induce conversion of notes payable in 2001	—	—	503	—	—	503
Issuance of common stock and warrants (net of issuance costs of $17) in 2001	689,300	1	2,220	—	—	2,221
Issuance of common stock (net of issuance costs of $49) in 2002	185,999	—	602	—	—	602
Issuance of common stock related to 2002 private placement (net of issuance costs of $212)	3,223,360	3	2,858	—	—	2,861
Conversion of notes payable and accrued interest to common stock	105,877	—	290	—	—	290
Issuance of warrants to purchase common stock in consideration for placement of convertible notes payable in 2002	—	—	236	—	—	236
Issuance of common stock to investors in 2002 private placement (net of issuance costs of $18)	1,088,000	1	1,069	—	—	1,070
Issuance of common stock to consultants for services related to 2002 private placement	12,250	—	12	—	—	12
Receipt of subscription receivable	—	—	150	—	—	150
Conversion of accrued expenses to common stock and options	201,704	—	302	—	—	302
Issuance of common stock to investors in May, 2003 private placement (net of issuance costs of $128) (As Restated See Note 14)	2,399,500	3	4,407	—	—	4,410
Fair value of common stock warrants issued to placement agents in May, 2003 private placement (As Restated See Note 14)	—	—	261	—	—	261
Issuance of common stock to investors in October, 2003 private placement (net of issuance costs of $559) (As Restated See Note 14)	1,314,571	1	1,318	—	—	1,319
Cashless exercise of employee stock options	16,629	—	74			74
Issuance of common stock to investors in April, 2004 private placement (net of issuance costs of $466) (As Restated See Note 14)	1,236,111	1	1,897	—	—	1,898
Issuance of common stock to investors in August, 2004 private placement (net of issuance costs of $485) (As Restated See Note 14)	2,000,000	2	488	—	—	490
Common stock issued in 2006 related to convertible debenture conversions	476,202	1	1,744			1,745
Common stock issued in 2006 related to convertible debenture redemptions	4,727,030	4	3,359			3,363
Deferred compensation relating to issuance of stock options	—	—	455	(455)	—	—
Amortization of deferred compensation	—	—	—	612	—	612
Stock compensation expense related to fair market revaluation	—	—	157	(157)	—	—
Stock based compensation expense			759			759
Stock compensation related to the issuance of common shares	7,000	—	27	—	—	27
Net loss	—	—	—	—	(25,727)	(25,727)

BALANCE, DECEMBER 31, 2006	32,518,643	$32	$25,673	$—	$(25,727)	$(22)

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO DECEMBER 31, 2006 (dollars in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Number of Shares	$0.001 Par Value
BALANCE, JANUARY 1, 2004 (As Previously Reported)	24,079,300	$24	$20,376	$(70)	$(12,706)	$7,624
PRIOR PERIOD ADJUSTMENTS (See Note 14)	—	—	(2,722)		797	(1,925)

BALANCE, JANUARY 1, 2004 (As Restated See Note 14)	24,079,300	$24	$17,654	$(70)	$(11,909)	$5,699
Issuance of common stock to investors in April, 2004 private placement (net of issuance costs of $466) (As Restated See Note 14)	1,236,111	1	1,897	—	—	1,898
Issuance of common stock to investors in August, 2004 private placement (net of issuance costs of $485) (As Restated See Note 14)	2,000,000	2	488	—	—	490
Issuance of common stock options in consideration for investor relations services	—	—	90	—	—	90
Amortization of deferred compensation	—	—	—	73	—	73
Deferred compensation expense related to fair market revaluation	—	—	4	(4)	—	—
Net loss (As Restated See Note 14)	—	—	—	—	(3,770)	(3,770)

BALANCE, DECEMBER 31, 2004 (As Restated See Note 14)	27,315,411	$27	$20,133	$(1)	$(15,679)	$4,480

Issuance of common stock options in consideration for investor relations and other services	—	—	21	—	—	21
Amortization of deferred compensation	—	—	—	1	—	1
Net loss (As Restated See Note 14)	—	—	—	—	(6,855)	(6,855)

BALANCE, DECEMBER 31, 2005 (As Restated See Note 14)	27,315,411	$27	$20,154	$—	$(22,534)	$(2,353)

Common stock issued related to convertible debenture conversions	476,202	1	1,744			1,745
Common stock issued related to convertible debenture redemptions	4,727,030	4	3,359			3,363
Stock based compensation expense			416			416
Net loss					(3,193)	(3,193)

BALANCE DECEMBER 31, 2006	32,518,643	$32	$25,673		$(25,727)	$(22)

(Concluded)

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO DECEMBER 31, 2006 (dollars in thousands)

	Years Ended December 31,			Cumulative Period from Inception (July 10, 2000) to December 31, 2006
	2006	2005	2004
		(As Restated See Note 14)	(As Restated See Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,193)	$(6,855)	$(3,770)	$(25,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	82	80	375
Stock-based compensation expense	416	22	163	1,472
Non-cash interest expense	1,772	—	—	3,946
Change in fair value of convertible debt instrument	2,394	—	—	2,394
Change in fair value of warrant liabilities	(7,818)	311	(3,410)	(11,714)
Write-off of intangible assets	11	20	9	147
Changes in current assets and liabilities:
Prepaid expenses and other current assets	65	(81)	(32)	(160)
Prepaid non-cash interest	32	—	—	32
Accounts payable and accrued expenses	(528)	374	627	970
Changes in long term liabilities	25	—	—	25

Net cash used in operating activities	(6,757)	(6,127)	(6,333)	(28,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificate of deposit	(5,000)			(5,000)
Purchases of property and equipment	(98)	(21)	(23)	(414)
Increase in restricted cash	(59)	—	—	(59)
Increase in patents costs and other assets	(79)	(90)	(46)	(367)

Net cash used in investing activities	(5,236)	(111)	(69)	(5,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	—	9,498	25,309
Net proceeds form issuance of convertible debt instrument	9,300	—	—	10,621
Repayment of convertible debt instrument	(1,000)	—	—	(1,086)
Proceeds from shareholder advances	—	—	—	9

Net cash provided by financing activities	8,300	—	9,498	34,853

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,693)	(6,238)	3,096	773
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,466	10,704	7,608	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$773	$4,466	$10,704	$773

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$78	$—	$—	$97

NONCASH FINANCING ACTIVITIES
Issuance of equity warrants in connection with equity offerings	—	—	—	1,172

Conversion of accrued expenses into common stock	—	—	—	303

Cashless exercise of employee stock options	—	—	—	74

Conversion and redemptions of convertible notes and accrued interest into common stock	5,108	—	—	6,328

Conversion of extension costs related to convertible notes into common stock	—	—	—	171

Issuance of warrants to induce conversion of notes payable	—	—	—	503

Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	—	107

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

The Company is devoting substantially all of its efforts toward product research and development, and raising capital. Its first product candidate began a Phase I clinical trial in end stage patients in February 2003. Patient dosing in this trial was completed in March 2005. This same product candidate began a concurrent Phase II clinical trial in end stage patients in January 2004. Patient dosing in this trial commenced in May of 2005 and was completed in May 2006. The Company has initiated two additional Phase II trials in early stage patients to test the safety and efficacy of the product.

The Company incurred net losses of $25,727 for the cumulative period from inception (July 10, 2000) through December 31, 2006. The Company expects to incur additional losses and use additional cash in its operations in the near future. Through December 31, 2006, the Company had raised $35,930 in capital through (i) the issuance of convertible notes; (ii) the sale of common stock through a public offering; and (iii) the sale of common stock and warrants through private placements. From inception (July 10, 2000) through December 31, 2006, the Company used cash of $28,240 in its operations. At December 31, 2006, the Company had $5,773 of cash and cash equivalents and certificate of deposit available to fund future operations, which management believes is sufficient cash to fund its operations through at least June 2007. The Company is actively pursuing additional sources of financing and other strategic alternatives.

The Company is subject to a number of risks similar to those of other development-stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, dependence on third-party collaborators for research operations, need for regulatory approval of products, risks associated with protection of intellectual property, and competition with larger, better-capitalized companies. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company’s cost structure. There are no assurances that the Company will be able to obtain additional financing on favorable terms, or at all, or successfully market its products.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to financial statements.

Basis of Consolidation – The consolidated financial statements include the accounts of the Company and Pro-Pharmaceuticals Securities Corp., its wholly owned subsidiary, which was incorporated in Delaware on December 23, 2003. Pro-Pharmaceuticals Securities Corp. holds the cash and cash equivalents that are not required to fund current operating needs. All intercompany transactions have been eliminated.

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

Intangible Assets – Intangible assets include patent costs, consisting primarily of related legal fees, which are capitalized as incurred and amortized over an estimated useful life of five years from issuance. Amortization expense in 2006, 2005 and 2004 was $21, $17 and $17 respectively and accumulated amortization at December 31, 2006 and 2005 totaled $70 and $50, respectively.

Prepaid and Other Current Assets – Deposits and other assets consist principally of lease deposits on the Company’s leased executive office space.

Long-Lived Assets – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews all long-lived assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of assets to be held or used is measured by comparison of the carrying value of the asset to the future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds the discounted future cash flows expected to be generated by the asset.

The Company wrote off capitalized patent costs of $11, $20, and $9 in 2006, 2005, and 2004, respectively, when it was determined that the underlying intellectual property would have no future benefit to the Company.

Convertible Debt Instrument – The Company’s convertible debt instrument issued in 2006 (the “Debentures”) constitutes a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As permitted by SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” the Company irrevocably elected to initially and subsequently measure the Debentures in their entirety at fair value with changes in fair value recorded as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of convertible debt instrument.” Fair value of the Debentures is determined using a financial valuation model that requires assumptions that subject to significant management judgment.

Warrants – The Company has issued common stock warrants in connection with the execution of certain equity and debt financings and consulting agreements. Certain warrants are accounted for as derivative liabilities at fair value in accordance with SFAS 133. Such warrants do not meet the criteria in paragraph

11(a) of SFAS 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.” Warrants that are not considered derivative liabilities as defined in SFAS 133 are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of warrants without probability conditions is determined using the Black-Scholes option-pricing model.

Research and Development Expenses – Costs associated with research and development are expensed as incurred. Research and development expenses include, among other costs, salaries and other personnel-related costs, and costs incurred by outside laboratories and other accredited facilities in connection with clinical trials and preclinical studies.

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and for tax loss and credit carryforwards, and are measured using the expected tax rates estimated to be in effect when such basis differences reverse. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized.

Comprehensive Income (Loss) – Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net losses as reported.

Fair Value of Financial Instruments – SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. Additionally, certain common stock warrants and the Convertible Debentures are recorded as liabilities at fair value as discussed in Note 6.

Concentration of Credit Risk – Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and certificates of deposit. The Company maintains cash and cash equivalents and certificates of deposit with well-capitalized financial institutions. The Company has no significant concentrations of credit risk.

Segment Information – SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographic areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has concluded that it operates in one operating segment.

Stock-Based Compensation – Through December 31, 2005, the Company accounted for stock-based compensation to employees and non-employee directors under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and the related interpretations. Under APB No. 25, no compensation expense is recognized for stock options granted at fair market value and with fixed terms. On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” (SFAS 123(R)) using the modified prospective method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS 123(R) requires companies to recognize stock-based compensation awards as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The Company uses the Black-Scholes option-pricing model to calculate the grant date fair value of stock options. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the Company recorded the impact of forfeitures as they occurred. FASB Staff Position (“FSP”) No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” required an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R) or the alternative transition method described in FSP No. 123(R)-3. An entity that adopted SFAS No. 123(R) using the modified prospective application method may make a one-time election to adopt the transition method described in the FSP No. 123(R)-3, and may take up to one year from the latter of its initial adoption of SFAS No. 123(R) or the effective date of the FSP No. 123(R)-3 to evaluate the available transition alternatives and make its one-time election. The Company adopted the alternative transition method provided in the FSP No. 123(R)-3 for calculating the tax effects of stock-based compensation under SFAS No. 123(R). Stock-based compensation is more fully described in Note 8.

Impact of New Accounting Standards – In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (the “Interpretation”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings in 2007. Management does not anticipate the adoption of FIN 48 will have a material impact on the consolidated financial statements.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The Company was required to adopt SAB 108 in the fourth quarter of fiscal year 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, of its adoption on its consolidated financial statements.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2006	2005
Leasehold improvements	$119	$104
Computer and office equipment	189	132
Furniture and fixtures	107	81

Total	415	317
Less accumulated depreciation	(303)	(257)

Property and equipment—net	$112	$60

4	ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

	2006	2005
Legal and accounting fees	$215	$188
Scientific and clinical fees	198	578
Accrued payroll	87	296
Other	12	23

Total	$512	$1,085

5.	RELATED PARTY TRANSACTIONS

The Company has entered into various consulting agreements, each terminable on thirty days notice, with certain related parties as follows: (i) a corporation controlled by a person who is a stockholder, and former director and officer, of the Company for financing and business development services (subsequently terminated when such person became an employee of the Company in 2002), (ii) a corporation controlled by a person who is a stockholder, and former officer, of the Company for research and development services, including reimbursable expenses, (iii) an individual who is a stockholder of the Company for management and consultant services, and (iv) a corporation controlled by a person who is a stockholder and director of the Company for scientific advisory services. There were no related party expenses in 2006. The total related party consulting expenses and related expenses paid to these corporations and individuals were $153 and $178, for 2005 and 2004 respectively.

In addition in 2002, the stockholder and director of the Company described under (iv) above agreed to receive compensation for certain 2002 scientific advisory services in the form of 25,354 shares of common stock and 25,354 options at an exercise price of $2.96 to purchase common stock of the Company. As of December 31, 2002, the Company recorded the deemed fair value of such compensation of approximately $122 as an accrued liability. The common stock was valued at $76, based on the closing price of the publicly traded shares of common stock on the date of grant. The options were valued at $46 using the Black-Scholes option-pricing model, based on a deemed fair value of the Company’s common stock of $3.00 per share. The accrued liability at December 31, 2002 was converted to equity in 2003 when the 25,354 shares of common stock and 25,354 options were issued to this individual.

6.	CONVERTIBLE DEBT AND WARRANT LIABILITIES

The Company has raised capital through a number of debt and equity financing transactions. The following provides a chronological description of the Company’s debt financings and certain warrants issued in connection with debt and equity financings.

2000 and 2001 Convertible Notes – During 2001 and 2000, the Company issued $1,036 and $285 of convertible notes, respectively. In August 2001, the Company offered warrants to holders of its outstanding convertible notes as an inducement to convert the notes prior to the maturity. Holders representing $1,126 of the outstanding principal and accrued interest chose to convert at a conversion price of $2.00 per share and received 598,229 common shares and 562,801 warrants. The unexercised warrants expired in 2005. As described in Note 7, the Company valued the warrants at $503 using the Black-Scholes option-pricing model, and recorded such value as a debt conversion in 2001.

In May 2002, the Company extended the maturity date on the $195 of convertible notes payable at December 31, 2001. In consideration for the extension, the holders received one-quarter of one share of the Company’s common stock for each whole dollar amount of principal outstanding, or 48,750 shares of common stock. The Company deferred $171 in costs associated with the extension, based on the fair value of the Company’s common stock of $3.50 at the time of the extension. These deferred convertible notes payable costs were amortized ratably over the twelve-month extended term of the notes, or until conversion.

In June 2002, $80 in convertible notes payable and $10 in related accrued interest was converted into 45,128 shares of common stock. In October 2002, the Company settled convertible notes payable of $100 through a cash payment of $86 and conversion of $14 of principal into 7,000 shares of common stock pursuant to the original terms of the note. In addition, $17 of related accrued interest was repaid in cash. In 2003 the remaining $15 of convertible note payable was converted into common stock.

During 2002, the remaining $167 of the deferred convertible notes payable extension costs was amortized to interest expense.

October 2003, April 2004 and August 2004 “PIPE” Transactions – In connection with the October 2003 PIPE transaction, as described in Note 7, the Company issued 657,293 warrants (the “2003 Investor Warrants”) with an initial exercise price of $5.29 per share to the investors and 65,729 warrants (the “2003 Placement Agent Warrants”) with an initial exercise price of $6.86 per share to its placement agent. The exercise price of the warrants is subject to adjustment pursuant to anti-dilution and other provisions. The fair value of the 2003 Investor Warrants and the 2003 Placement Agent Warrants was determined based on a fair market value of the Company’s common stock of $5.29 per share. The 2003 Investor Warrants and 2003 Placement Agent Warrants were valued at $2,531 and $191, respectively. The Company uses the Black-Scholes pricing model to value these warrants. The 2003 Investor Warrants and the 2003 Placement Agent Warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet under the caption “Warrant Liabilities”. Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities”.

In connection with the April 2004 PIPE transaction, as described in Note 7, the Company issued 618,056 warrants (the “April 2004 Investor Warrants”) and 61,806 warrants (the “April 2004 Placement Agent Warrants”) with an initial exercise price of $5.30 per share to the investors and to the placement agent, respectively. The exercise price of the warrants is subject to adjustment pursuant to anti-dilution and other provisions. The fair value of the April 2004 Investor Warrants and the April 2004 Placement Agent Warrants was determined based on a fair market value of the Company’s common stock of $4.41 per share. The April 2004 Investor Warrants and April 2004 Placement Agent Warrants were valued at $1,931 and $154, respectively. The Company uses the Black-Scholes pricing model to value these warrants. The April 2004 Investor Warrants and April 2004 Placement Agent Warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet under the caption “Warrant Liabilities”. Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities”.

In connection with the August 2004 PIPE transaction, as described in Note 7, the Company issued 2,000,000 warrants (the “August 2004 Investor Warrants”) and 100,000 warrants (the “August 2004 Placement Agent Warrants”) with an exercise price of $4.20 per share to the investors and to the placement agent, respectively. The exercise price of the warrants is subject to adjustment solely as a result of stock splits, recapitalizations and similar events. The fair value of the August 2004 Investor Warrants and the August 2004 Placement Agent Warrants was determined based on a fair market value of the Company’s common stock of $3.39 per share. The August 2004 Investor Warrants and August 2004 Placement Agent Warrants were valued at $4,786 and $239, respectively. The Company uses the Black-Scholes pricing model to value these warrants. The August 2004 Investor Warrants and August 2004 Placement Agent Warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet under the caption “Warrant Liabilities”. Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities”.

February 2006 “PIPE” Transaction – In February 2006, the Company issued $10,000 in aggregate principal amount of convertible debentures (the “Debentures”) together with warrants to purchase approximately 1,490,313 shares of the Company’s common stock (the “2006 Investor Warrants”). Additionally, in connection with issuance of the Debentures and Warrants, the placement agent received a fee of $550 and approximately 149,031 fully vested warrants (the “2006 Placement Agent Warrants”) to purchase shares of the Company’s common stock. Net proceeds were approximately $9,300, net of approximately $700 in direct transaction costs, including the placement agent fee. Redemptions and conversions of the Debentures are described in the table below.

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

In the event of default, as defined in the Debentures, all amounts due and outstanding thereunder shall become, at the option of the holders, immediately due and payable in cash, in an amount that equals the sum of (i) the greater of (a) 130% of the outstanding balance plus all accrued and unpaid interest or (b) the conversion value of the Debentures, and (ii) all other amounts due in connection with the Debentures and associated agreements. Additionally, if a certain breach occurs under a related registration rights agreement, the Company will be required to pay, as liquidated damages, 2% per month of the outstanding balance of the Debentures, until such default is cured, up to a maximum of 24 months. Events of default include circumstances in which the Company either fails to have a registration statement for shares into which the Debentures can be converted be declared effective by the SEC within 180 days of the issuance date of the Debentures or that the registration statement’s effectiveness lapses for any reason. On March 29, 2006, the SEC declared effective the Company’s registration statement on Form S-3, which registered 7,300,000 shares of the Company’s common stock in connection with the Debentures and related 2006 Investor Warrants and 2006 Placement Agent Warrants.

At December 31, 2006, the Company did not have sufficient registered shares available to satisfy the conversion of the Debentures and the exercise of the 2006 Investor Warrants. The Company believes that it is not in default under provisions outlined above as a registration statement was in the process of being filed at December 31, 2006 with the SEC. As disclosed in Note 12, in March 2007 the Company has redeemed substantially all of the outstanding Debentures.

As required by the transaction documents for these securities, the Company sought and on May 25, 2006 received approval from its shareholders to issue shares necessary to satisfy the Company’s obligations under the Debenture and 2006 Investor Warrants and 2006 Placement Agent Warrants.

The conversion price of the Debentures and exercise price of the 2006 Investor and Placement Agent Warrants are each subject to certain anti-dilution protections, including for stock splits, stock dividends, change in control events and dilutive issuances of common stock or common stock equivalents, such as stock options, at an effective price per share that is lower than the then conversion price. In the event of a dilutive issuance of common stock or common stock equivalents, the conversion price and exercise price would be reduced to equal the lower price per share of the subsequent transaction.

As described in Note 2, the Company has irrevocably elected to initially and subsequently measure the Debentures in their entirety at fair value with changes in fair value recognized as either a gain or loss in the consolidated statement of operations. Upon issuance of the Debentures, the Company allocated proceeds received to the Debentures and the 2006 Investor Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Debentures to be $7,747. The Debentures were immediately marked to fair value, resulting in a liability in the amount of $9,126 and a charge to “Change in fair value of convertible debt instrument” of $1,379.

Upon issuance, the Company allocated $2,253 of the initial proceeds to the 2006 Investor Warrants and immediately marked them to fair value resulting in a derivative liability of $2,654 and a charge to “change in fair value of warrant liabilities” of $401. The Company paid approximately $700 in cash transaction costs and incurred another $266 in costs based upon the fair value of the 2006 Placement Agent Warrants. Such costs were expensed immediately as part of fair value adjustments required in connection with the Debentures and the Company’s irrevocable election to initially and subsequently measure the Debentures at fair value with changes in fair value recognized in earnings.

The debt discount in the amount of $2,253 (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Debentures. The Company amortized $1,694 of this amount in 2006 with a corresponding increase in the carrying value of the Debentures. Of this amount $1,358 was charged to interest expense and $336 was recorded in additional paid-in capital as a result of conversions during 2006. An additional $492 in interest expense was recorded during 2006 based upon the 7% coupon rate.

A summary of changes in the Debentures and Warrant Liabilities is as follows:

	Fair Value of Debentures		Fair Value of Warrant Liabilities	Total
Balance January 1, 2004	$		$1,925	$1,925
April 2004 Investor Warrants, April 2004 Placement Agent Warrants, August 2004 Investor Warrants and August 2004 Placement Agent Warrants issuance			7,110	7,110
Fair value adjustment			(3,410)	(3,410)

Balance December 31, 2004			5,625	5,625
Fair value adjustment			311	311

Balance December 31, 2005			5,936	5,936
February 2006 PIPE Transaction allocation of initial proceeds		7,747	2,253	10,000
Cash transaction costs		(700)		(700)
Conversions, at net carrying amount (1)		(1,726)		(1,726)
Redemptions, at net carrying amount (2)		(2,936)		(2,936)
Redemptions paid in cash		(1,000)		(1,000)
Amortization of debt discount		1,358		1,358
Fair value adjustment		2,394	(7,818)	(5,424)

Balance December 31, 2006		$5,137	$371	$5,508

(1)	Represents conversions of principal value of $1,575, debt discount charge of $336 and a fair value adjustment credit of $487. These amounts plus $19 of accrued interest were credited to common stock and additional paid in capital.
(2)	Represents payments in common stock of principal value of $2,500 prepayment of January 1 and February 1, 2007 scheduled maturity of principal value of $500 each and a fair value adjustment credit of $436. These amounts plus $427 of accrued interest were credited to common stock and additional paid in capital.

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of December 31, 2006. These warrants are classified as warrant liabilities with the exception of the 2001 Placement Agent Warrants which expire on February 1, 2012 and are classified in additional paid-in capital:

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
2001 Placement Agents	110,000	3.50	February 1, 2002	February 1, 2012
October 2003 PIPE Transaction (1)
2003 Investor Warrants	657,293	4.75	October 2, 2003	October 2, 2008
April 2004 PIPE Transaction (2)
April 2004 Investor Warrants	618,056	4.82	April 7, 2004	April 7, 2009
April 2004 Placement Agent Warrants	61,806	4.82	April 7, 2004	April 7, 2007
August 2004 PIPE Transaction
August 2004 Investor Warrants	2,000,000	4.20	February 13, 2005	August 12, 2009
August 2004 Placement Agent Warrants	100,000	4.20	February 13, 2005	August 12, 2009
February 2006 PIPE Transaction
2006 Investor Warrants	1,490,313	3.35	August 15, 2006	August 14, 2011
2006 Placement Agent Warrants	149,031	3.35	August 15, 2006	August 14, 2011

Total	5,186,499

(1)	The exercise price of the warrants have been adjusted from $5.29 per share to $4.75 per share due to the subsequent issuance of equity related instruments.
(2)	The exercise price of the warrants have been adjusted from $5.30 per share to $4.82 per share due to the subsequent issuance of equity related instruments.

The Company uses a binomial financial model to calculate the fair value of the Debentures and the 2006 Investor Warrants. The Company uses the Black-Scholes pricing model to calculate fair value of the 2006 Placement Agent Warrants, August 2004 Investor Warrants, August 2004 Placement Agent Warrants, April 2004 Investor Warrants, April 2004 Placement Agent Warrants, 2003 Investor Warrants, and the 2003 Placement Agent Warrants (expired unexercised in 2006).

Key assumptions used to apply these models as of December 31, 2006 and 2005 are as follows:

	Warrants		Debentures
	2006	2005	2006	2005
Risk free interest rate	4.71% - 5.00%	4.35% - 4.41%	5.00%	—
Expected life	0.25 years - 5.08 years	1.25 years - 6.08 years	1 year	—
Expected volatility of common share price	65% - 80%	75% - 95%	104%	—
Common share price	$0.45	$3.05	$0.45	—

7.	STOCKHOLDERS’ (DEFICIT) EQUITY

The Company has raised capital through a number of debt and equity financing transactions. The following provides a chronological description of the Company’s equity financings and certain warrants issued in connection with such equity financings.

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

2002 Private Placement – In September 2002, the Company began a private placement (the “2002 Private Placement”) of up to 10,000,000 shares of common stock at $1.00 per share, exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933. As of December 31, 2002, the Company had sold 3,223,360 shares for proceeds of $2,861, net of issuance costs of $212 and stock subscription receivable of $150, which related to shares purchased but for which payment had not been received as of December 31, 2002. This offering was closed on January 14, 2003, although subsequent to year end the Company sold an additional 1,088,000 shares for additional proceeds of $1,070, net of $18 of offering costs.

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

Shares placed by such registered adviser, finder and finder’s agent were accounted for as offering costs and valued at $1.00 per share, consistent with the price paid for the shares placed in the offering. Such offering costs were netted against the proceeds of the 2002 Private Placement. Since none of the 174,250 shares had been issued as of December 31, 2002, the Company recorded the obligation to issue such shares as offering costs payable. The additional 12,250 shares issued in January 2003 were also valued at $1.00 per share and included in the $18 offering costs recorded at the closing. These shares were subsequently issued in 2003.

During 2002, the Company also agreed to issue 2,100 shares of common stock to an employee for finding investors in connection with the 2002 Private Placement. None of the shares had been issued as of December 31, 2002. These shares were subsequently issued in 2003. Accordingly, the Company recorded the obligation to general and administrative expenses in the statement of operations in the amount of $6. On January 14, 2003, the Company closed the 2002 Private Placement, at which point the Company agreed to issue such employee an additional 7,000 shares in connection with shares sold subsequent to December 31, 2002 and through the closing date. The Company recorded an additional obligation of $27 to general and administrative expenses in 2003 representing the fair value of the additional 7,000 shares.

2002 Related Party Transaction – As discussed in Note 5, the Company agreed to issue 25,354 shares of common stock as payment for 2002 scientific advisory services. These shares were subsequently issued in 2003.

May 2003 Private Placement – In May 2003, the Company began a private placement of up to 2.5 million shares of common stock at $2.00 per share, exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933. As of the closing on July 15, 2003, the Company had sold 2,399,500 shares of common stock for proceeds of $4,671, net of issuance costs of $128. In connection with this offering the Company issued 109,613 common stock warrants (exercisable at $5.40 per share) to its placement agents.

The Company valued the warrants at $261 using the Black-Scholes pricing model and recorded the warrant value as offering costs with a corresponding increase to additional paid-in capital. These warrants expired unexercised in 2006.

October 2003 “PIPE” Transaction – On October 2, 2003 the Company closed a private offering, structured as a Private Investment, Public Equity (“PIPE”), exempt from registration under Section 4(2) of the Securities Act of 1933, in which it sold to institutional investors 1,314,571 of the 1,428,571 offered shares of common stock at $3.50 per share for proceeds of $4,041, net of issuance costs of $559. In connection with this offering, the Company issued warrants (defined in Note 6 as the 2003 Investor Warrants and the 2003 Placement Agent Warrants). The Company allocated proceeds from this offering in the amounts of $2,531 and $191 representing the fair value of the 2003 Investor Warrants and the 2003 Placement Agent Warrants, respectively. See Note 6 for additional description of these warrants which are recorded as derivative liabilities.

April 2004 “PIPE” Transaction – On April 7, 2004, the Company closed a private equity offering, structured as a “PIPE” and exempt from registration under Section 4(2) of the Securities Act of 1933, in which it sold to certain institutional investors 1,236,111 shares of common stock at $3.60 per share for proceeds of approximately $3,983, net of cash issuance costs of approximately $466. In connection with this offering, the Company issued warrants (defined in Note 6 as the April 2004 Investor Warrants and the April 2004 Placement Agent Warrants). The Company allocated proceeds from this offering in the amounts $1,931, and $154 representing the fair value of the April 2004 Investor Warrants and the April 2004 Placement Agent Warrants, respectively. See Note 6 for additional description of these warrants which are recorded as derivative liabilities.

August 2004 “PIPE” Transaction – On August 12, 2004, the Company closed a private offering, structured as a “PIPE” and exempt from registration under Section 4(2) of the Securities Act of 1933, in which it sold to certain institutional investors 2,000,000 shares of common stock at $3.00 per share for proceeds of approximately $5,515, net of cash issuance costs of approximately $485. In connection with this offering the Company issued warrants (defined in Note 6 as the August 2007 Investor Warrants and the August 2007 Placement Agent Warrants). The Company allocates proceeds from this offering in the amounts of $4,786 and $239 representing the fair value of the August 2007 Investor Warrants and the August 2007 Placement Agent Warrants, respectively. See Note 6 for additional description of these warrants, which are recorded as derivative liabilities.

In 2004, the stockholders approved an increase in the number of “undesignated” shares that the Company is authorized to issue by 5,000,000 such that the total number of authorized “undesignated” shares following the effectiveness of such increase is 10,000,000 at December 31, 2006.

8.	STOCK BASED COMPENSATION

Summary of Stock-Based Compensation Plans – In October 2001, the Company’s Board of Directors adopted the Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the “Incentive Plan”), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board reserved 2,000,000 shares of common stock for issuance upon exercise of grants made under the Incentive Plan. Options granted under the Incentive Plan vest either immediately or over a period of up to three years, and expire 3 years to 10 years from the grant date. In 2004, the stockholders approved an increase in the number of shares of common stock subject to the Incentive Plan by 3,000,000 such that the total number of shares subject to awards under the Incentive Plan is 5,000,000. At December 31, 2006, there were 2,484,000 shares available for future grant under the Incentive Plan.

In 2003, the stockholders approved the Pro-Pharmaceuticals, Inc. 2003 Non-Employee Director Stock Option Plan (the “Director Plan”), which permits awards of stock options to non-employee directors. The stockholders reserved 1,000,000 shares of common stock for issuance upon exercise of grants made under the Director Plan. At December 31, 2006, there were 871,250 shares available for future grant under the Director Plan.

In addition, the Company has awarded 464,604 non-plan stock option grants to non-employees. The non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plan. All 464,604 non-plan grants are outstanding at December 31, 2006.

Change in Accounting for Stock-Based Compensation – As disclosed in Note 2, on January 1, 2006, the Company adopted SFAS No. 123(R). Due to the adoption of SFAS No. 123(R), the Company’s results for the year ended December 31, 2006 include incremental compensation related to stock options totaling $416.

Stock-based compensation expense for both employees and non-employees totaled $416, $22 and $163 in 2006, 2005 and 2004 respectively. Members of the Board of Directors receive stock options for each Board and Committee meeting attended. The options are typically granted in the year following service. The Company expenses the value of stock options as earned. In 2006 Board members earned approximately 42 stock options. The $416 of 2006 stock-based compensation expense includes $24 related to Board of Director stock options earned but not granted. These options were granted on March 8, 2007.

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options, when such options had an exercise price equal to the market price at the date of grant. If the employee fair value based method as prescribed by SFAS No. 123 had been applied by the Company, the effect on net loss and loss per share for 2005 and 2004 and Net loss for the cumulative period from inception to December 31, 2006 would have been as follows:

	2005	2004
Net loss	$(6,855)	$(3,770)
Deduct stock-based compensation determined under the fair-value method	(287)	(749)

Net loss—pro forma	$(7,142)	$(4,519)

Basic and diluted loss per share:
As reported	$(0.25)	$(0.15)
Pro forma	$(0.26)	$(0.18)

The 2005 stock-based compensation amount of $287 includes $59 related to 34,000 options for Board of Directors service which were earned in 2005 but not granted until March 2006.

The fair value of the equity instruments granted to employees and non-employees, including options and, is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	2006	2005	2004	Cumulative Period from Inception (July 10, 2000) to December 31, 2006
Risk-free interest rate	4.75%	3.48%	3.11%	2.95%
Expected life of the options	5 years	3 years	3 years	3.26 years
Expected volatility of the underlying stock	65%	75%	95%	89%
Expected dividend rate	None	None	None	None

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model and applying the multiple-option valuation approach to the stock option valuation. In general employee options vest over a period of three years. Board of Director and other options vest upon grant. For all options granted since January 1, 2006 the Company has used five years as the option term which represents the estimated life of options granted. Prior to January 1, 2006 the Company used three years as the option term.

The volatility of the common stock is estimated using a combination of historical and implied volatility, as discussed in SEC Staff Accounting Bulletin No. 107. By using this combination, the Company is taking into consideration the historical realized volatility, as well as factoring in estimates of future volatility that the

Company believes will differ from historical volatility as a result of the market performance of the common stock, the volume of activity of the underlying shares, the availability of actively traded common stock options, and overall market conditions.

The risk-free interest rate used in the Black-Scholes option pricing model is determined by looking at historical U.S. Treasury zero-coupon bond issues with terms equal to the expected terms of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. Lastly, in accordance with SFAS No. 123(R), the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine an estimated pre-vesting option forfeiture rate, the Company used historical forfeiture data. This estimated forfeiture rate has been applied to all unvested options outstanding as of January 1, 2006 and to all options granted since January 1, 2006. Therefore, stock-based compensation expense is recorded only for those options that are expected to vest. At December 31, 2006, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.

The following table summarizes the stock option activity in the stock based compensation plans from January 1, 2004 through December 31, 2006:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2004	2,225,604	$2.92 – 4.05	$3.76
Granted	277,750	1.90 – 5.80	2.52
Cancelled	(100,000)	4.05	4.05

Outstanding, December 31, 2004	2,403,354	$1.90 – 5.80	$3.61
Granted	272,000	2.61 – 5.16	3.31

Outstanding, December 31, 2005	2,675,354	$1.90 – 5.80	$3.57
Granted	399,000	3.75	3.75
Forfeited	(15,000)	3.75	3.75

Outstanding, December 31, 2006	3,059,354	$1.90 – 5.80	$3.60

The following tables summarize information about stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.90 – $2.82	427,000	7.33	$2.34	255,334	$2.27
$2.92 – $4.05	2,547,354	5.60	$3.75	2,202,354	$3.75
$5.16 – $5.80	85,000.25		$5.35	85,000	$5.35

	3,059,354	5.69	$3.60	2,542,688	$3.65

The weighted-average grant-date fair values of options granted during 2006, 2005 and 2004 were $3.75, $3.31 and $2.52, respectively. As of December 31, 2006 there were 516,666 of unvested options which will vest as follows: 236,667 in 2007, 165,001 in 2008 and 114,998 in 2009. Total expected unrecognized compensation cost related to such unvested options is $707, which is expected to be recognized over a weighted–average period of 1.1 years. As of December 31, 2006, there is no aggregate intrinsic value of outstanding options, fully vested options or exercisable options, based on the Company’s closing common stock price of $.45 as of December 31, 2006.

No options were exercised during the years ended December 31, 2006, 2005 and 2004. No cash has been received from the exercise of employee stock options during the cumulative period from inception to December 31, 2006. The intrinsic value of options exercised for the cumulative period from inception was $74 resulting from the cashless exercise of options in October 2003.

During the years ended December 31, 2006, 2005, 2004 and the cumulative period from inception to December 31, 2006, 160,667, 193,667, 358,083 and 2,542,688 stock options vested respectively. The total fair value of options vested during the years ended December 31, 2006, 2005, 2004 and the cumulative period from inception to December 31, 2006 was $423, $613, $1,420 and $9,292, respectively.

Other Stock Based Compensation Transactions – During 2001, the Company entered into a consulting agreement with a non-employee, who was also a Board member and former member of the Audit Committee, pursuant to which the Company granted 200,000 options to purchase common stock at an exercise price of $3.50 in consideration for services to be performed. At the time of issuance, these options were valued at $239 based on a deemed fair market value of the Company’s common stock of $2.28 per share. A portion of these options vested during fiscal years 2001 and 2002, and the remainder vested in 2003. The Company recorded fair value adjustments of $28 and $16 related to the unvested consultant options during 2003 and 2002, respectively. Total expense for the years ended December 31, 2003, 2002 and 2001 related to these options was $71, $64 and $147, respectively.

In March 2002, the Company entered into a second agreement with the same non-employee, by which the Company granted 2,000 options a month to purchase common stock at an exercise price of $3.50 in consideration for monthly consulting services. On November 11, 2002 such agreement was superseded by an amendment, which was effective retroactively to the date of the original agreement, March 1, 2002. Under the amended agreement, the Company granted 24,000 options on March 1, 2002, which vest at a rate of 2,000 options per month, as services are performed. These options were valued at $11 using the Black-Scholes option-pricing model, based on a deemed fair market value of the Company’s common stock of $3.50 per share. During 2002, the Company recorded a $41 charge to stock compensation expense related to the 20,000 options that vested during the year. As of December 31, 2002, the Company had deferred compensation of $11 that related to the remaining unvested options, which was recognized in 2003.

In June 2003, the Company entered into a third agreement with the same non-employee, by which the Company granted 24,000 options effective retroactively to March 1, 2003, which vest at a rate of 2,000 options per month as services are performed. These options were valued at $33 using the Black-Scholes option-pricing model, based on a fair market value of the Company’s common stock of $3.50 per share. The consulting arrangement was concluded on March 1, 2004. The Company recorded fair value adjustments of ($2) and $21 related to the unvested consultant options during 2004 and 2003, respectively. Total expense for the years ended December 31, 2004 and 2003 related to these options was $17 and $40, respectively.

In January 2003, the Company granted 100,000 options at an exercise price of $3.50 to a Board member for consulting services unrelated to services performed as a director. One-third of the options vested immediately and the balance vests in equal amounts on the first and second anniversaries of the award. The options were valued at $156 using the Black-Scholes option-pricing model, based on a fair market value of the Company’s common stock of $2.80 per share. The consulting services were completed and the consulting arrangement was concluded as of March 31, 2004. The Company recorded fair value adjustments of $4 and $82 related to the unvested consultant options during 2004 and 2003, respectively. Total expense for the years ended December 31, 2004 and 2003 related to these options was $51 and $193, respectively.

In May 2003, the Company granted 10,000 options at an exercise price of $3.50 to a new member of the Scientific Advisory Board. One-half of the options vested immediately and the balance vests on the second anniversary. These options were valued at $16 using the Black-Scholes option-pricing model based on a fair market value of the Company’s common stock of $2.80 per share. The Company recorded fair value adjustments of $2 and $6 related to the unvested consultant options during 2004 and 2003, respectively. Total expense for the years ended December 31, 2004 and 2003 related to these options was $5 and $13, respectively.

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

In October 2003, in connection with the resignation of its former Chief Financial Officer, the Company accelerated the vesting on 100,000 options granted to such officer in September 2003 at an exercise price of $4.05, which was equal to the fair market value of the common stock on the date of grant. As the fair market value of the common stock was $4.45 per share at the time the vesting was accelerated, the Company recorded a $40 charge to stock compensation expense as required under APB No. 25 and related interpretations. Also, in October 2003, such officer exercised on a cashless basis 50,000 options at an exercise price of $2.97 per share resulting in the issuance of 16,629 shares. As the fair market value of the Company’s common stock on the date of exercise was $4.45 per share, the Company recorded a charge of $74 to stock compensation expense in 2003 related to the exercise of these options.

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

In April 2004, the Company entered into an agreement with an investor relations firm. The agreement obligated the Company to pay a monthly retainer and issue options at a rate of 5,000 per month up to a maximum of 60,000 options exercisable at $5.16 per share as services are performed. During 2004, 45,000 options were earned but not issued. During 2005 15,000 options were earned and the full 60,000 options were issued. The Company recorded $67 in 2004 and $14 in 2005 as stock compensation expense related to this agreement. The stock compensation expense was determined based on the fair market value of the options when the options were earned. The options are exercisable immediately and expire three years from the agreement date.

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

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method and convertible debenture using the if-converted method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the years ended December 31, 2006, 2005 and 2004, all stock options, warrants and potential shares related to conversion of the convertible debentures were excluded from the computation of diluted net income (loss) per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock options and warrants at December 31, 2006, 2005 and 2004 totaled approximately 8,245,853, 6,397,851 and 7,377,952 respectively. These amounts were not included in the calculation because their affect would have been anti-dilutive. At December 31, 2006 the shares that would be issued upon conversion of the convertible debt was excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive.

	2006	2005	2004
Net (Loss)-basic and diluted	$(3,193)	$(6,855)	$(3,770)

	2006	2005	2004
Weighted average common shares outstanding-basic and diluted	28,472,898	27,315,411	25,750,789
Earnings Per Share-basic and diluted	(0.11)	(0.25)	(0.15)

10.	COMMITMENTS AND CONTINGENCIES

Lease Commitments – The Company leases its facility under a non-cancelable operating lease that expires in August 2011. In connection with the operating lease, the Company has issued a letter of credit which is secured by restricted cash on deposit with the bank as a security deposit of approximately $59. Prior to this lease, the Company leased its facility under a non-cancelable operating lease that expired in May of 2006. Rent expense under these operating leases was $170, $111, $110, and $649 for the years ended December 2006, 2005, 2004 and the cumulative period from inception (July 10, 2000) to December 31, 2006, respectively.

Future minimum payments under this lease as of December 31, 2006 are approximately as follows:

Year ended December 31,
2007	$250
2008	248
2009	257
2010	267
2011	167

Total lease payments	$1,189

Contingency – In January 2004, Dr. Platt, the Company’s Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In its filing in February 2004, GlycoGenesys asserted counterclaims against the Company and Dr. Platt alleging tortious interference and misappropriation of proprietary rights. The counterclaims seek monetary damages and injunctive relief related to the Company’s intellectual property. In March 2004, the Company and Dr. Platt answered the counterclaims and denied any liability. In June 2004, the Court allowed, without opposition, a motion of GlycoGenesys for leave to file a supplemental counterclaim against the Company for defamation and unfair competition. On February 2, 2006, GlycoGenesys filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code, which stayed the counterclaim litigation proceedings. On June 1, 2006, the bankruptcy court approved a motion by GlycoGenesys to convert the proceeding to Chapter 7 liquidation. On October 23, 2006, the judge issued an order allowing the liquidation sale of certain GlycoGenesys assets to Marlborough Research and Development, Inc. including the counterclaim lawsuit. Marlborough Research and Development, Inc. has changed its name to Prospect Therapeutics, Inc. and has informed the Company that it intends to pursue the counterclaim lawsuit against the Company and Dr. Platt. The Company believes these claims are without merit and intends to contest them vigorously. Additionally, the Company believes that any impact on the financial statements is neither probable or reasonably estimable and therefore no amounts have been recorded as of December 31, 2006.

Pursuant to Board approval, the Company has agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims. In 2006 the Company incurred approximately $11 of expenses in connection with this defense. Through December 31, 2006 the Company has incurred cumulative expenses of approximately $438 in connection with this defense.

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

11.	INCOME TAXES

The components of the net deferred tax assets are as follows at December 31:

	2006	2005
Operating loss carryforwards	$11,901	$9,178
Tax credit carryforwards	1,035	543
Other temporary differences	(85)	74

	12,851	9,795
Less valuation allowance	(12,851)	(9,795)

Net deferred tax asset	$—	$—

The primary factors affecting our income tax rates were as follows:

	2006	2005	2004
Tax benefit at U.S. Statutory Rates	(34.0%)	(34.0%)	(34.0%)
State tax benefit	(10.9%)	(6.2%)	(6.5%)
Permanent differences	(38.8%)	.2%	.9%
Research and development credits	(12.2%)	(2.3%)	(2.4%)
Other	—	—	.4%
Valuation allowance	95.9%	42.3%	41.6%

	0%	0%	0%

As of December 31, 2006, the Company has federal and state net operating loss carryforwards totaling approximately $29,885 and $27,752, respectively, which expire through 2026. In addition, the Company has federal and state research and development and investment tax credits of approximately $586 and $449, respectively, which expire through 2021. If substantial changes in the Company’s ownership should occur as defined by Section 382 of the Internal Revenue Code (the “Code”), there could be annual limitations on the amount of carryforwards which may be realized in future periods. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% allowance against the Company’s net deferred tax assets.

12.	SUBSEQUENT EVENTS

Subsequent to year end the Company has issued 2,640,801 shares of common stock to satisfy redemptions in accordance with the terms of the convertible debenture agreement.

On March 20, 2007, the Company entered into a Waiver and Exchange Agreement (the “Agreement”) with six of seven remaining holders of the Company’s 7% Convertible Debentures (the “Debentures”), representing $3,889 of the $4,444 outstanding principal. Pursuant to the Agreement, on March 21, 2007, the Company issued approximately 5.2 million shares of its common stock at $0.75 per share to discharge the principal, accrued and unpaid interest and any other obligations under the Debentures subject to the Agreement. The Agreement also provided that the exercise price of the common stock purchase warrants issued by the Company contemporaneously with the Debentures on February 14, 2006, would be reduced to $1.00 (and the number of shares issuable on exercise proportionately increased) to take into account the dilutive effect of this transaction. If all the warrants were exercised for cash payment at the reduced exercise price, the Company would issue approximately 5 million shares. The Agreement also provided that the Company (i) may not make payments in shares of its common stock on any outstanding Debentures unless the price per share is at least $0.85, (ii) may not offer or sell its securities during the 6-month period after this transaction without also offering them to the former Debenture holders, and (iii) may not offer to sell its securities for 30 calendar days after the transaction at an effective price per share of its common stock lower than $0.75.

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the last two years as originally reported and as restated (see Note 14) are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
As originally reported
Total operating expenses	$1,724	$2,099	$1,929	$1,296
Total other income (expense)	(5,585)	915	2,649	528
Net income (loss)	(7,309)	(1,184)	720	(768)

Net income (loss) per share:
Basic	(0.27)	(0.04)	.03	(0.03)
Diluted	(0.27)	(0.08)	.02	(0.03)

As Restated
Total operating expenses	$1,724	$2,099	$1,929	1,296
Total other income (expense)	(6,602)	2,329	7,600	528
Net income (loss)	(8,326)	230	5,671	(768)

Net income (loss) per share:
Basic	(0.30)	0.01	0.20	(0.03)
Diluted	(0.30)	(0.03)	0.18	(0.03)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
As originally reported
Total operating expenses	$1,453	$1,728	$1,705	$1,769
Total other income (expense)	36	30	25	20
Net income (loss)	(1,417)	(1,698)	(1,680)	(1,749)

Net income (loss) per share-basic and diluted:	(0.05)	(0.06)	(0.06)	(0.07)

As Restated
Total operating expenses	$1,453	$1,728	$1,705	$1,769
Total other income (expense)	539	(267)	30	(502)
Net loss	(914)	(1,995)	(1,675)	(2,271)
Net loss per share-basic and diluted:	(0.03)	(0.07)	(0.06)	(0.08)

14.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the 2005 consolidated financial statements the Company determined that the October 2003 Warrants, the April 2004 Warrants, and the August 2004 Warrants (collectively, the “Restated Warrants”) that were issued as part of its equity finance transactions in October 2003, April 2004 and August 2004, respectively, and were accounted for in stockholders’ equity at their relative fair value upon issuance, should have been accounted for as derivative liabilities in accordance with SFAS 133. The Restated Warrants did not meet any of the scope exceptions allowed by SFAS 133. Specifically, the warrants did not meet the criteria in paragraph 11(a) of SFAS 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. The Restated Warrants, when classified as derivative liabilities are required to be initially recorded at fair value and to be marked to fair value at the end of each reporting period, which results in a non-cash charge or credit to other income and expense in the Company’s consolidated statement of operations.

The consolidated financial statements for the years ended December 31, 2005 and 2004 have been restated.

The following tables summarize the impact of the restatement discussed above on the previously issued consolidated balance sheet as of December 31, 2005 and the previously issued consolidated statements of operations and cash flows for the years ended December 31, 2005 and 2004. The effects on previously issued quarterly financial data for fiscal 2006 and 2005 are summarized in Note 13.

	As of December 31, 2005
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Warrant liabilities	$—	$5,936	$5,936
Total liabilities	1,380	5,936	7,316
Additional paid-in capital	29,986	(9,832)	20,154
Deficit accumulated during the development stage	(26,430)	3,896	(22,534)
Total stockholders’ (deficit) equity	3,583	(5,936)	(2,353)
Total liabilities and stockholders’ (deficit) equity	$4,963	—	$4,963

	For the Year Ended December 31, 2005
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Change in fair value of warrant liabilities	$—	$(311)	$(311)
Total other income and (expense)	111	(311)	(200)
Net loss	(6,544)	(311)	(6,855)
Net income (loss) per share-basic and fully diluted	(0.24)	(0.01)	(0.25)

	For the Year Ended December 31, 2004
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Change in fair value of warrant liabilities	$—	$3,410	$3,410
Total other income and (expense)	124	3,410	3,534
Net loss	(7,180)	3,410	(3,770)
Net income (loss) per share-basic and fully diluted	(0.28)	0.13	(0.15)

	For the Year Ended December 31, 2005
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(6,544)	$(311)	$(6,855)
Change in fair value of warrant liabilities	—	311	311
Net cash used in operating activities	$(6,127)	—	$(6,127)

	For the Year Ended December 31, 2004
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(7,180)	$3,410	$(3,770)
Change in fair value of warrant liabilities	—	(3,410)	(3,410)
Net cash used in operating activities	$(6,333)	—	$(6,333)
NONCASH FINANCING ACTIVITIES
Issuance of warrants in connection with equity offerings	4,040	(4,040)	—

* * * * * *