Form 10-Q
period 2007-03-31
PRO PHARMACEUTICALS INC
filed 2007-05-15
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2007 was 40,364,792.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and March 31, 2006 (As Restated), and for the Cumulative Period From Inception (July 10, 2000) to March 31, 2007	4

	Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the Three Months Ended March 31, 2007	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and March 31, 2006 (As Restated), and for the Cumulative Period From Inception (July 10, 2000) to March 31, 2007	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	21

SIGNATURES		22

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands except share and per share data)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,323	$773
Prepaid expenses and other current assets	151	163
Certificate of deposit	—	5,000

Total current assets	$4,474	$5,936

PROPERTY AND EQUIPMENT – NET	102	112
RESTRICTED CASH	64	59
INTANGIBLE ASSETS – NET	275	256

TOTAL ASSETS	$4,915	$6,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$584	$340
Accrued expenses	537	512
Convertible debt instrument	595	5,137

Total current liabilities	$1,716	$5,989

WARRANT LIABILITIES	2,676	371
OTHER LONG TERM LIABILITIES	29	25

Total liabilities	$4,421	$6,385

CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,364,792 and 32,518,643 issued and outstanding at March 31, 2007 and December 31, 2006 respectively; Undesignated shares, $.01 par value; 10,000,000 shares authorized, none issued and outstanding	$40	$32
Additional paid-in capital	31,755	25,673
Deficit accumulated during the development stage	(31,301)	(25,727)

Total stockholders’ equity (deficit)	$494	$(22)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,915	$6,363

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands except share and per share data)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31, 2007
	2007	2006
		(As Restated See Note 8)
OPERATING EXPENSES:
Research and development	$668	$454	$14,196
General and administrative	1,256	1,270	19,309

Total operating loss	$(1,924)	$(1,724)	$(33,505)
OTHER INCOME AND (EXPENSE):
Interest income	62	27	697
Interest expense	(296)	(326)	(4,397)
Change in fair value of convertible debt instrument	(1,111)	(3,759)	(3,505)
Change in fair value of warrant liabilities	(2,305)	(2,544)	9,409

Total other income and (expense)	$(3,650)	$(6,602)	$2,204

NET LOSS	$(5,574)	$(8,326)	$(31,301)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.16)	$(0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	34,827,815	27,315,411

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED) (dollars in thousands except share data)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Number of Shares	Amount
BALANCE, JANUARY 1, 2007	32,518,643	$32	$25,673	$(25,727)	$(22)
Net loss	—	—	—	(5,574)	(5,574)
Common stock issued related to convertible debenture redemptions	7,846,149	8	5,907	—	5,915
Stock-based compensation expense	—	—	175	—	175

BALANCE, MARCH 31, 2007	40,364,792	$40	$31,755	$(31,301)	$494

See notes to unaudited condensed consolidated financial statements

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31, 2007
	2007	2006
		(As Restated See Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,574)	$(8,326)	$(31,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	19	392
Stock-based compensation expense	175	131	1,647
Non-cash interest expense	296	326	4,242
Change in fair value of convertible debt instrument	1,111	3,759	3,505
Change in fair value of warrant liabilities	2,305	2,544	(9,409)
Write off of intangible assets	—	—	147
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(20)	7	(148)
Accounts payable and accrued expenses	267	(316)	1,237
Other long term liabilities	4	—	29

Net cash used in operating activities	$(1,419)	$(1,856)	$(29,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificate of deposit	$5,000	$—	$—
Purchases of property and equipment	(2)	(3)	(416)
Increase in restricted cash	(5)	—	(64)
Increase in patents costs and other assets	(24)	(13)	(391)

Net cash provided by (used in) investing activities	$4,969	$(16)	$(871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	$—	$—	$25,309
Net proceeds from issuance of convertible debt instruments	—	9,300	10,621
Repayment of convertible debt instruments	—	—	(1,086)
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	$—	$9,300	$34,853

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,550	7,428	4,323
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	773	4,466	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,323	$11,894	$4,323

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$97

NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	—	—	1,172

Conversion of accrued expenses into common stock	—	—	303

Cashless exercise of employee stock options	—	—	74

Conversion and redemptions of convertible notes and accrued interest into common stock	5,915	—	12,243

Conversion of extension costs related to convertible notes into common stock	—	—	171

Conversion of prepaid interest into common stock	(32)	—	—

Issuance of warrants to induce conversion of notes payable	—	—	503

Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollar amounts in thousands)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007 and March 31, 2006 and for the cumulative period from inception (July 10, 2000) to March 31, 2007. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2006.

As shown in the unaudited condensed consolidated financial statements, the Company incurred net losses of $31,301 for the cumulative period from inception (July 10, 2000) through March 31, 2007. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through March 31, 2007, the Company has raised $35,930 in capital through sale and issuance of common stock, common stock purchase warrants, and debt securities in public and private offerings. From inception (July 10, 2000) through March 31, 2007, the Company has used $29,659 of cash in its operations. At March 31, 2007, the Company had $4,323 of cash and cash equivalents to fund future operations. Management believes there is sufficient cash to fund operations through at least July 2007. The Company is actively pursuing additional sources of financing and other strategic alternatives.

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

Impact of New Accounting Standards – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

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

2.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which was adopted January 1, 2006, using the modified prospective transition method. The Company has two stock-based compensation plans where the Company’s common stock has been made available for option grants as part of the Company’s compensation programs (the “Plans”). These Plans are described in more detail in the 2006 Form 10-K.

The fair value of the options granted is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to December 31, 2006
	2007	2006
Risk-free interest rate	4.45%	4.75%	2.95%
Expected life of the options	5 years	5 years	3.26 years
Expected volatility of the underlying stock	95%	65%	89%
Expected dividend rate	None	None	None

Stock-based compensation expense for both employees and non-employees totaled $175 and $131 for the three months ended March 31, 2007 and 2006.

Pursuant to the 2001 Pro-Pharmaceuticals, Inc. Employee Stock Incentive Plan, the Company on March 8, 2007 granted to its employees, as a retention incentive, options to purchase 715,000 shares of its common stock exercisable at $1.01 per share and to the members of the Board of Directors, in consideration of special services, options to purchase 67,000 shares of its common stock exercisable at $1.01 per share. Pursuant to the 2003 Pro-Pharmaceuticals, Inc. Non-Employee Director Stock Incentive Plan, on March 8, 2007, the Company granted to each of its non-management directors, in consideration of their service on the Board of Directors in 2006, options to purchase shares of its common stock, exercisable at $1.01 per share. The grants ranged from 2,500 to 9,000 options per Director and totaled 41,500 stock options.

Members of the Board of Directors receive stock options for each Board and Committee meeting attended. The options are typically granted in the year following service. The Company expenses the value of stock options as earned. In the first quarter of 2007 Board members earned approximately 14,500 stock options.

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2007 through March 31, 2007:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2007	3,059,354	$1.90 – 5.80	$3.60
Granted	823,500	1.01	1.01
Options expired	(25,000)	5.80	5.80

Outstanding, March 31, 2006	3,857,854	$1.01 – 5.16	$3.03

The following tables summarize information about stock options outstanding at March 31, 2007:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.01 – $2.82	1,250,500	5.68	$1.46	413,834	$2.01
$2.92 – $4.05	2,547,354	5.35	$3.75	2,319,023	$3.75
$5.16	60,000	—	$5.16	60,000	$5.16

	3,857,854	5.37	$3.03	2,792,857	$3.52

The weighted–average grant date fair value for options granted during the three–month periods ended March 31, 2007 and 2006 and the cumulative period from inception (July 10, 2000) to March 31, 2007 was $.74, $2.22 and $1.83, respectively. The total fair value of options vested during the three–month periods ended March 31, 2007 and 2006 and the cumulative period from inception (July 10, 2000) to March 31, 2007 was $403, $176 and $5,652 respectively.

As of March 31, 2007 there were 1,064,997 unvested options which will vest as follows: 71,666 in 2007, 405,005 in 2008, 349,995 in 2009 and 238,331 in 2010. Total expected unrecognized compensation cost related to such unvested options is $1,126, which is expected to be recognized over a weighted–average period of 1.3 years. As of March 31, 2007, there is no intrinsic value of outstanding options, fully vested options or exercisable options based on the Company’s closing common stock price of $.74 as of March 31, 2007.

There was no cash received from employees as a result of employee stock option exercises during the three–month periods ended March 31, 2007 and 2006 and during the cumulative period from inception (July 10, 2000) to March 31, 2007. There were no options exercised during the three month periods ended March 31, 2007 and 2006 and the intrinsic value of options exercised for the cumulative period from inception was $74 resulting from the cashless exercise of options in October 2003.

3.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
Legal and accounting fees	$61	$215
Scientific and clinical fees	264	198
Accrued payroll and vacation	181	87
Accrued interest	3	—
Other	28	12

Total	$537	$512

4.	CONVERTIBLE DEBT AND WARRANT LIABILITIES

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of March 31, 2007. These warrants are classified as warrant liabilities with the exception of the 2001 Placement Agent Warrants which expire on February 1, 2012 and are classified in additional paid-in capital:

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
2001 Placement Agents	110,000	$3.50	February 1, 2002	February 1, 2012
October 2003 PIPE Transaction (1)
2003 Investor Warrants	657,293	$4.75	October 2, 2003	October 2, 2008
April 2004 PIPE Transaction (2)
April 2004 Investor Warrants	618,056	$4.82	April 7, 2004	April 7, 2009

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
April 2004 Placement Agent Warrants	61,806	$4.82	April 7, 2004	April 7, 2007
August 2004 PIPE Transaction
August 2004 Investor Warrants	2,000,000	$4.20	February 13, 2005	August 12, 2009
August 2004 Placement Agent Warrants	100,000	$4.20	February 13, 2005	August 12, 2009
February 2006 PIPE Transaction
2006 Investor Warrants (3)	4,493,296	$1.00	August 15, 2006	August 14, 2011
2006 Investor Warrants (4)	149,031	$3.35	August 15, 2006	August 14, 2011
2006 Placement Agent Warrants	149,031	$3.35	August 15, 2006	August 14, 2011

Total	8,338,513

(1)	The exercise price of the warrants has been adjusted from $5.29 per share to $4.75 per share due to the subsequent issuance of equity related instruments.
(2)	The exercise price of the warrants has been adjusted from $5.30 per share to $4.82 per share due to the subsequent issuance of equity related instruments.
(3)	The exercise price of the warrants has been adjusted from $3.35 per share to $1.00 per share and an additional 3,152,014 warrants were issued in connection with the Waiver and Exchange Agreement dated March 20, 2007, entered into with certain holders of the 7% Convertible Debentures.

(4)	Original investor warrants not subject to the waiver and Exchange Agreement dated March 20, 2007.

October 2003, April 2004, August 2004 “PIPE” Transactions – In connection with the October 2003, April 2004, and August 2004 PIPE transactions, the Company issued common stock purchase warrants. The warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet under the caption “Warrant Liabilities”. Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities”.

February 2006 “PIPE” Transaction – In February 2006, the Company issued $10,000 in aggregate principal amount of convertible debentures (the “Debentures”) together with warrants to purchase approximately 1,490,313 shares of the Company’s common stock (the “2006 Investor Warrants”). In March 2007, the Company issued an additional 3,152,014 warrants to investors as part of a Waiver and Exchange Agreement more fully described below. The warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet under the caption “Warrant Liabilities”. Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities”. Upon issuance, the Company irrevocably elected to initially and subsequently measure the Debentures in their entirety at fair value with changes in fair value recognized as either a gain or loss in the consolidated statement of operations.

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

On March 21, 2007, pursuant to a Waiver and Exchange Agreement (the “Exchange Agreement”) entered into on March 20, 2007 with certain holders of the Debentures, the Company redeemed $3,889 of the remaining $4,444 principal, and $16 of accrued interest, for 5,205,348 shares of its common stock at $0.75 per share and adjusted the exercise price of the 2006 Investor Warrants held by such holders to $1.00. Giving effect to the anti-dilution provisions of the 2006 Investor Warrants, an additional 3,152,014 shares of stock are issuable if all the warrants are exercised.

The Exchange Agreement also provided that (i) the Company may not redeem any Debentures still outstanding in shares of its common stock unless the trading price per share is at least $0.85; (ii) the Company may not undertake any offering of its equity or equity equivalent securities at an effective price per share below $0.75 for 30 calendar days following the March 21, 2007 closing date of the Exchange Agreement; (iii) the investor parties to the Exchange Agreement are entitled to participate in any subsequent equity financing (other than exempt issuances and an underwritten public offering) undertaken by the Company within 6 months of the March 20, 2007 date of the Exchange Agreement; and (iv) if a holder of shares issued upon redemption of the Debentures or exercise of the 2006 Investor Warrants cannot resell or otherwise dispose the shares under Rule 144 under the Securities Act, the Company must register the resale of the shares.

A summary of changes in the Debentures and Warrant Liabilities is as follows:

	Fair Value of Debentures	Fair Value of Warrant Liabilities	Total
Balance December 31, 2006	$5,137	$371	$5,508
Redemptions, at net carrying amount (1)	(555)		(555)
Redemptions pursuant to the Waiver and Exchange Agreement at net carrying amount (2)	(5,315)		(5,315)
Amortization of debt discount	217		217
Fair value adjustment	1,111	2,305	3,416

Balance March 31, 2007	$595	$2,676	$3,271

(1)	Represents redemptions in common stock of principal value of $480 and a fair value adjustment of $75. These amounts plus $29 of accrued interest were credited to common stock and additional paid in capital.
(2)	Represents payments in common stock of principal value of $3,889, a debt discount charge of $302 and a fair value credit of $1,728. These amounts plus $16 of accrued interest were credited to common stock and additional paid in capital.

The Company uses a binomial financial model to calculate the fair value of the Debentures. The Company uses the Black-Scholes pricing model to calculate fair value of the 2006 Investor Warrants, 2006 Placement Agent Warrants, August 2004 Investor Warrants, August 2004 Placement Agent Warrants, April 2004 Investor Warrants, April 2004 Placement Agent Warrants, 2003 Investor Warrants, and the 2003 Placement Agent Warrants (expired unexercised in 2006).

Key assumptions used to apply these models as of March 31, 2007 and December 31, 2006 are as follows:

	Warrants		Debentures
	2007	2006	2007	2006
Risk free interest rate	4.54% - 5.23%	4.71% - 5.00%	4.98%	5.00%
Expected life	0.01 years - 5.00 years	0.25 years - 5.08 years	0.75 years	1 year
Expected volatility of common share price	95%	65% - 80%	160%	104%
Common share price	$0.74	$0.45	$0.74	$0.45

5.	EARNINGS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method and convertible debenture using the if-converted method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three month period ended March 31, 2007 and 2006, all stock options, warrants and potential shares related to conversion of the convertible debentures were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock options and warrants at March 31, 2007, and 2006 totaled approximately 12,196,367 and 8,436,195 respectively. These amounts were not included in the calculation because their affect would have been anti-dilutive. At March 31, 2007 and 2006 the shares that would be issued upon conversion of the convertible debt was excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive.

	Three Months Ended March 31,
	2007	2006
Net Loss-basic and diluted	$(5,574)	$(8,326)
Weighted average common shares outstanding-basic and diluted	34,827,815	27,315,411
Net Loss per Share-basic and diluted	(0.16)	(0.30)

6.	INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of uncertain income tax positions taken on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting for interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of adopting FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.

The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the total amount of unrecognized tax benefits is $1,031, all of which, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. As a result of the implementation of FIN 48, the Company did not recognize an increase in tax liability for the unrecognized tax benefits because the Company has net operating loss carry forwards.

The Company is subject to U.S. Federal income tax as well as income tax of certain state jurisdictions. The tax years ranging from 2000 through 2006 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Since the Company’s net deferred tax assets and the unrecognized tax benefits determined under FIN 48 would not result in a tax liability, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits.

7.	CONTINGENCIES

In January 2004, Dr. Platt, the Company’s Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In its filing in February 2004, GlycoGenesys asserted counterclaims against the Company and Dr. Platt alleging tortious interference and misappropriation of proprietary rights. The counterclaims seek monetary damages and injunctive relief related to the Company’s intellectual property. In March 2004, the Company and Dr. Platt answered the counterclaims and denied any liability. In June 2004, the Court allowed, without opposition, a motion of GlycoGenesys for leave to file a supplemental counterclaim against the Company for defamation and unfair competition. On February 2, 2006, GlycoGenesys filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code, which stayed the counterclaim litigation proceedings. On June 1, 2006, the bankruptcy court approved a motion by GlycoGenesys to convert the proceeding to Chapter 7 liquidation. On October 23, 2006, the judge issued an order allowing the liquidation sale of certain GlycoGenesys assets to Marlborough Research and Development, Inc. including the counterclaim lawsuit. Marlborough Research and Development, Inc. has changed its name to Prospect Therapeutics, Inc. and is continuing the counterclaim lawsuit against the Company and Dr. Platt. The Company believes these claims are without merit and intends to contest them vigorously. Additionally, the Company believes that any impact on the financial statements is neither probable or reasonably estimable and therefore no amounts have been recorded as of March 31, 2007.

Pursuant to Board approval, the Company has agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims. In the first quarter of 2007 the Company incurred no expenses in connection with this defense. Through March 31, 2007 the Company has incurred cumulative expenses of approximately $438 in connection with this defense.

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

8.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the three months ended March 31, 2006 and the 2005 consolidated financial statements, the Company determined that the October 2003 Warrants, the April 2004 Warrants, and the August 2004 Warrants (collectively, the “Restated Warrants”) that were issued as part of its equity finance transactions in October 2003, April 2004 and August 2004, respectively, and were accounted for in stockholders’ equity at their relative fair value upon issuance, should have been accounted for as derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Restated Warrants did not meet any of the scope exceptions allowed by SFAS No. 133. Specifically, the warrants did not meet the criteria in paragraph 11(a) of SFAS No. 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. The Restated Warrants, when classified as derivative liabilities are required to be initially recorded at fair value and to be marked to fair value at the end of each reporting period, which results in a non-cash charge or credit to other income and expense in the Company’s consolidated statement of operations.

As a result, the unaudited condensed consolidated financial statements for the period ended March 31, 2006 have been restated which is consistent with how the Company presented the related warrants in its Annual Report on Form 10-K for the year ended December 31, 2006.

The following tables summarize the impact of the restatement discussed above on the previously issued consolidated statements of operations and cash flows for the quarter ended March 31, 2006.

	For the Three Months Ended March 31, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Change in fair value of convertible debt instrument and warrant liabilities	$(5,286)	$5,286	$—
Change in fair value of convertible debt instrument	—	(3,759)	(3,759)
Change in fair value of warrant liabilities	—	(2,544)	(2,544)
Total other income and (expense)	(5,585)	(1,017)	(6,602)
Net loss	(7,309)	(1,017)	(8,326)
Net loss per share – basic and diluted	(0.27)	(0.03)	(0.30)

	As of March 31, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(7,309)	$(1,017)	$(8,326)
Change in fair value of convertible debt instrument and warrant liabilities	5,286	(5,286)	—
Change in fair value of convertible debt instrument		3,759	3,759
Change in fair value of warrant liabilities	—	2,544	2,544
Net cash used in operating activities	$(1,856)	—	$(1,856)

* * * * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands)

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under federal securities laws and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Pro-Pharmaceuticals operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to, without limitation, our early stage of development, our dependence on outside capital, uncertainties of our technology and clinical trials, intellectual property litigation, risk of default on our debt securities, uncertainties of regulatory approval requirements for our products, competition and stock price volatility in the biotechnology industry, limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Pro-Pharmaceuticals appearing elsewhere herein.

Dollar amounts are presented in thousands throughout this document.

RESTATEMENT

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the three months ended March 31, 2006 and the 2005 consolidated financial statements, we determined that the common stock purchase warrants that were issued as part of our equity finance transactions in October 2003, April 2004 and August 2004, respectively, and which were accounted for in stockholders’ equity at their relative fair value upon issuance, should have been accounted for as derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The warrants did not meet any of the scope exceptions allowed by SFAS No. 133. Specifically, the warrants did not meet the criteria in paragraph 11(a) of SFAS No. 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. The warrants, when classified as derivative liabilities are required to be initially recorded at fair value and to be marked to fair value at the end of each reporting period, which results in a non-cash charge or credit to other income and expense in our consolidated statement of operations.

As a result, the accompanying unaudited condensed consolidated financial statements for the quarter ended March 31, 2006 have been restated which is consistent with how we presented the related warrants in our Annual Report on Form 10-K for the year ended December 31, 2006. See Note 8 to the unaudited consolidated financial statements.

The accompanying management’s discussion and analysis of financial condition and results of operations reflects the restatement described above.

Overview

We are a development-stage company engaged in research and development of carbohydrate-based therapeutic compounds. We believe our compounds offer numerous opportunities to provide advanced disease treatments. Our initial focus is on the target delivery of chemotherapy drugs for the treatment of cancer. We believe our initial carbohydrate compound – DAVANAT® – may increase the body’s tolerance to these toxic drugs by targeting the delivery directly to cancerous cells and increasing the efficacy, thereby creating a preferable treatment to existing oncology regimens. For additional information, please see “Item 1. Business – Business of Pro-Pharmaceuticals” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

All of our drug candidates are in preclinical and clinical development. We currently have one drug candidate – DAVANAT® – in clinical development. In general, in order to commercialize our present and future drug candidates, we are required to successfully complete preclinical studies and clinical trials and obtain regulatory approvals. The requirements for regulatory approval include:

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

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of $31,301 for the cumulative period from inception (July 10, 2000) through March 31, 2007. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, general and administrative activities and costs related to our debt financings, including interest and changes in debt carried at fair value. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

On January 23, 2007, we announced the dosing of patients in our Phase II, first line, biliary cancer trial. This trial is an open-label multi-center trial of DAVANAT® with 5-Fluorouracil (“5-FU”) to treat patients with advanced bile duct and gall bladder cancer.

On April 12, 2007, we announced that we received comments from the FDA related to our plans for submitting DAVANAT®, as a functional excipient, under Section 505 (b)(2), to be administered intravenously in combination with 5-FU for cancer applications. We are using Section 505 (b)(2) to obtain more timely and efficient marketing approval of new formulations of previously approved therapeutics. The FDA requested, primarily, additional manufacturing data.

Excipients are the materials, other than active pharmaceutical ingredients, incorporated into dosage forms for specific functional purposes, including modulating solubility, increasing stability and bio-availability, and play critical roles in the effectiveness, safety, potency, purity and stability of a product. In complex products such as chemotherapeutics, the functional role of an excipient is also important when used as a drug delivery system to reduce toxicity and/or increase efficacy.

Through March 31, 2007, we have raised approximately $35,930 in capital principally through the sale and issuance of common stock, common stock warrants and debt securities in public and private offerings. From inception (July 10, 2000) through March 31, 2007, we used cash of $29,659 for our operations. At March 31, 2007, we had $4,323 of cash and cash equivalents available to fund future operations, which we believe is sufficient to fund our operations through at least July 2007.

Because we lack revenue and must continue our research and development, we must continually identify new sources of capital and complete financing transactions in order to continue our business. We must continually monitor the monthly “burn rate” of our capital resources.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Research and Development Expenses. Research and development expenses were $668 during the three months ended March 31, 2007, or a 47% increase as compared to $454 incurred in during the three months ended March 31, 2006. We generally categorize research and development expenses as either direct external expense, comprised of amounts paid to third party vendors for services, or all other expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and preclinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We have one product candidate – DAVANAT® – in clinical trials at this time. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Direct external expenses
Clinical programs	$282	$110
Pre-clinical activities	77	99
All other research and development expenses	309	245

	$668	$454

Clinical trial costs increased by approximately $172. Of this amount approximately $230 is due to a contract credit associated with our Phase II late stage patient DAVANAT®/5-FU colon cancer trial which favorably affected our 2006 expenses. Additionally, clinical trial expenses have shifted from our late stage patient Phase II trial, which is now completed, to two early stage, line 1 trials. One of these trials is in colorectal patients and the other is in biliary cancer patients. The colorectal patient trial is a combination therapy with DAVANAT®/5-FU, Leucovorin and Avastin®. The biliary trial is DAVANAT®/5-FU. All other research and development costs increased by approximately $64. This increase is due to the addition of our clinical trial director and higher space lease expense. $23 of stock compensation expense for the three months ended March 31, 2006 has been reclassified from pre-clinical activities to all other research and development expenses for consistency of presentation with 2007 expenses.

The two early stage patient trials are designed to provide data on the efficacy of DAVANAT® when used in combination with

5-FU and to continue to provide data on DAVANAT®’s ability to protect patients against the toxic side effects of 5-FU. We expect the expense associated with these trials to increase in 2007. As a result we expect research and development spending to increase somewhat in 2007 as compared to 2006.

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

General and Administrative Expenses. General and administrative expenses were $1,256 during the three months ended March 31, 2007, resulting in a $14 or a 1% decrease, as compared to $1,270 incurred during the three months ended March 31, 2006. General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. Legal expenses decreased by approximately $273. Legal expenses associated with the GlycoGenesys litigation decreased by approximately $368. This was offset by an increase in legal expenses of $124 associated with our convertible debenture redemption and related share registration initiatives. This reduction was offset by increases in accounting and other expenses associated with our convertible debenture and restatement of our financial statements of approximately $186. Additionally, stock-based compensation expense increased by approximately $41.

Other Income and Expense. Other income and expense for the three months ended March 31, 2007 was expense of $3,650 compared to expense of $6,602 for the three months ended March 31, 2006. Of the $2,952 decrease in expense, $2,887 is due to lower non-cash fair value charges associated with our convertible debenture and warrant liabilities and $30 is due to lower interest expense. Additionally, interest income increased by $35.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2007, we had raised a total of $35,930 from these offerings and had $4,323 of available cash.

Net cash used in operations decreased by $437 to $1,419 for the three months ended March 31, 2007 from $1,856 for the three months ended March 31, 2006. This is due to a decrease in working capital needs of $560, an increase in interest income of $35 offset by an increase in cash operating expenses of $158 as more fully described above. This $560 decrease in working capital needs is the result of a decrease of $251 in the three months ended March 31, 2007 versus an increase of $309 in the three months ended March 31, 2006.

Net cash provided by investing activities was $4,969. Of this amount, $5,000 was the result of a maturing certificate of deposit. Other investing activities consist of fixed asset purchases and patent expenditures. Patent expenditures increased by $9 to $24 in the first quarter of 2007 versus the first quarter of 2006 and restricted cash increased by $5.

On March 21, 2007, pursuant to a Waiver and Exchange Agreement entered into with certain holders of the Debentures, we redeemed $3,889 of the remaining $4,444 principal, and $16 of accrued interest, for 5,205,348 shares of our common stock at $0.75 per share and adjusted the exercise price of the 2006 Investor Warrants held by such holders to $1.00. Giving effect to the anti-dilution provisions of the 2006 Investor Warrants, an additional 3,152,014 shares of stock are issuable if all the warrants are exercised.

No cash was provided or used for financing activities in the three months ended March 31, 2007. Net cash provided by financing activities in the first quarter of 2006 was $9,300 which we raised in a private placement of 7% Convertible Debentures and common stock purchase warrants.

We believe that our cash and cash equivalents on hand at March 31, 2007 of $4,323 will be sufficient to enable us to meet our operating requirements through at least July 2007. We will require more cash to fund our operations over the long-term and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Payments Due Under Contractual Obligation

The following table summarizes the payments due under our contractual obligations at March 31, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt instrument	$573	$573	$—
Operating leases	1,127	249	779	99	—

Total payments due under contractual obligations	$1,700	$822	$779	$99	$—

The convertible debt instrument consists of scheduled principal and interest payments on our 7% Convertible Debentures. Remaining principal of $555 is payable in monthly installments through January 1, 2008 (November 30, 2007 if repaid in shares). Interest accrues at the rate of 7% and is payable monthly. Remaining interest due is $18. Principal and interest may be paid, at our option, in cash or shares of our common stock. Under the March 20, 2007 Waiver and Exchange Agreement with investors who redeemed their outstanding principal, we may not make payments in shares unless our share price is at or above $.85. Because investors may convert principal into common stock, at any time, at their option, the timing of principal and interest payments may accelerate relative to this schedule.

On May 1, 2006 we entered into an operating lease for office space. The lease commenced on August 11, 2006 and extends for five years and terminates on September 30, 2011. The lease provides for annual base rental payments of $235 in the first year increasing in each subsequent lease year to $244, $253, $263 and $273 respectively. In addition to base rental payments included in the contractual obligations table above, we are responsible for our pro-rata share of increases in the operating expenses for the building after calendar year 2006 and taxes for the building after fiscal year 2007. We have the option to extend the term of the lease for an additional five year period at the prevailing market rate at the time of exercise. In connection with this lease, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of approximately $59. Additionally, we have a non-cancellable lease for a car which expires in October 2007.

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

Application of Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, income taxes, accrued expenses, stock-based compensation, convertible debt instrument and warrant liabilities, contingencies and litigation. We base our estimates on historical experience, terms of existing contracts, our observance of trends in the industry, information available from other outside sources and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses, income taxes and convertible debt instrument and warrant liabilities. For a more detailed discussion the first three of our critical accounting policies, please refer to our 2006 Annual Report on Form 10-K.

Effects of Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of uncertain income tax positions taken on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting for interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of adopting FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.

We adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the total amount of unrecognized tax benefits is $1,031, all of which, if recognized, would affect the effective tax rate prior to the adjustment for our valuation allowance. As a result of the implementation of FIN 48, we did not recognize an increase in tax liability for the unrecognized tax benefits because we have recorded a full valuation allowance against net operating loss carry forwards.

We are subject to U.S. Federal income tax as well as income tax of certain state jurisdictions. The tax years ranging from 2000 through 2006 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Since a full valuation allowance was recorded against our net deferred tax assets and the unrecognized tax benefits determined under FIN 48 would not result in a tax liability, we have not accrued for any interest and penalties relating to these unrecognized tax benefits.

Effects of Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact, if any, of its adoption on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of March 31, 2007, we had $2,676 of outstanding warrant liabilities. We account for the warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934). Based on this evaluation, our CEO and CFO concluded that (i), as of March 31, 2007, our disclosure controls and procedures were effective, and (ii) during the quarter ended March 31, 2007, no change in our internal control over financial reporting has materially affected, or is likely to materially affect, our internal control over financial reporting.

Remediation Status

To remedy the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2006, additional controls and procedures have been implemented during the quarter ended March 31, 2007 to ensure that warrant liabilities are properly classified on the balance sheet.

PART II – OTHER INFORMATION (dollars in thousands)

Item 1.	Legal Proceedings

In January 2004, Dr. Platt, our Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In its filing in February 2004, GlycoGenesys asserted counterclaims against us and Dr. Platt alleging tortious interference and misappropriation of proprietary rights. The counterclaims seek monetary damages and injunctive relief related to our intellectual property. In March 2004, we and Dr. Platt answered the counterclaims and denied any liability. In June 2004, the Court allowed, without opposition, a motion of GlycoGenesys for leave to file a supplemental counterclaim against us for defamation and unfair competition. On February 2, 2006, GlycoGenesys filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code, which stayed the counterclaim litigation proceedings. On June 1, 2006, the bankruptcy court approved a motion by GlycoGenesys to convert the proceeding to Chapter 7 liquidation. On October 23, 2006, the judge issued an order allowing the liquidation sale of certain GlycoGenesys assets to Marlborough Research and Development, Inc. including the counterclaim lawsuit. Marlborough Research and Development, Inc. has changed its name to Prospect Therapeutics, Inc. and is continuing the counterclaim lawsuit against us and Dr. Platt. We believe these claims are without merit and intend to contest them vigorously. We believe that any impact on the financial statements is neither probable or reasonably estimable and therefore no amounts have been recorded as of March 31, 2007.

Pursuant to Board approval, we agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims. In 2006, we incurred $11 of expenses in connection with this defense. Through March 31, 2007, we have incurred cumulative expenses of approximately $438 in connection with this defense.

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

Our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors at Item 1A of Part I. The risks we face have not changed materially during the three months ended March 31, 2007.

Item 5.	Other Information

The Board of Directors has approved an incentive compensation plan for 2007. Under the plan Dr. Platt may receive up to $100 for performance in the areas of obtaining financing, specific progress in our clinical trials, developing partnering opportunities, achieving spending budgets and other matters as the Compensation Committee may determine. The other members of the Company participate in the incentive compensation plan based upon their level of contribution to these goals.

Item 6.	Exhibits

Exhibit Number	Description of Document
10.1	Waiver and Exchange Agreement, dated as of March 20, 2007, by and between the (i) Company and (ii) Alexandra Global Master Fund Ltd., DKR Soundshore Oasis Holding Fund Ltd., JMG Capital Partners L.P., JMG Triton Offhore Fund, Ltd., Kings Road Investments Ltd. and Smithfield Fiduciary, LLC incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K dated March 21, 2007 (File No. 001-31791).

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 10.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2007.

PRO-PHARMACEUTICALS, INC.

By:	/s/ David Platt
	Name:	David Platt, Ph.D.
	Title:	Chief Executive Officer

/s/ Carl L. Lueders
	Name:	Carl L. Lueders
	Title:	Chief Financial Officer