Form 10-Q/A
period 2006-06-30
PRO PHARMACEUTICALS INC
filed 2007-06-26
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

PRO-PHARMACEUTICALS, INC.

Explanatory Note

As discussed in Note 8 to the unaudited condensed consolidated financial statements included herein, Pro-Pharmaceuticals, Inc. (the “Company”) has restated in this amendment to its Quarterly Report on Form 10-Q (the “Form 10-Q/A”) the unaudited condensed consolidated financial statements as of June 30, 2006 and 2005 and for the three and six months ended June 30, 2006 and 2005 and the Condensed Consolidated Balance Sheet as of December 31, 2005 and the cumulative period from inception (July 10, 2000) to June 30, 2006 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 originally filed with the United States Securities and Exchange Commission (the “SEC”) on August 11, 2006 (the “Form 10-Q”).

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the quarter ended June 30, 2006, the Company determined that its warrants issued in October 2003, April 2004 and August 2004 (collectively, the “Warrants”) that were issued in connection with its equity finance transactions in October 2003, April 2004 and August 2004, respectively, and were accounted for in stockholders’ equity at their relative fair value upon issuance, should have been accounted for as derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Warrants did not meet any of the scope exceptions allowed by SFAS No. 133. Specifically, the warrants did not meet the criteria in paragraph 11(a) of SFAS No. 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. The Warrants, when classified as derivative liabilities, are required to be initially recorded at fair value and to be marked to fair value at the end of each reporting period, which results in a non-cash charge or credit to other income and expense in the Company’s consolidated statement of operations.

Based on this determination the Company restated the financial statements for the years ended December 31, 2005 and 2004 in its Annual Report on form 10-K for the year ended December 31, 2006 as filed on April 2, 2007.

All the information in this Form 10-Q/A is as of August 11, 2006, the date the Company originally filed its Form 10-Q with the SEC, and does not reflect any subsequent information or events other than the restatement discussed in Note 8 to the unaudited condensed consolidated financial statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q/A is amended hereby as a result of the restatement:

Part I, Item 1, Financial Statements

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4, Controls and Procedures

Part II, Item 6, Exhibits

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2006

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands except share and per share amounts)

	June 30, 2006	December 31, 2005
	(As Restated See Note 8)	(As Restated See Note 8)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,719	$4,466
Certificate of deposit	5,000	—
Prepaid expenses and other current assets	249	228

Total current assets	9,968	4,694

PROPERTY AND EQUIPMENT – NET	63	60
INTANGIBLE ASSETS – NET	256	209

TOTAL ASSETS	$10,287	$4,963

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$244	$295
Accrued expenses	639	1,085
Current portion of convertible debt instrument	6,177	—

Total current liabilities	7,060	1,380

CONVERTIBLE DEBT INSTRUMENT	2,406	—
WARRANT LIABILITIES	8,391	5,936

Total liabilities	$17,857	$7,316

CONTINGENCIES (Note 6)
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value; 100,000,000 shares authorized, 28,059,420 and 27,315,411 issued and outstanding at June 30, 2006 and December 31, 2005 respectively; Undesignated shares, $.01 par value; 10,000,000 shares authorized, none issued and outstanding	28	27
Additional paid-in capital	23,032	20,154
Deficit accumulated during the development stage	(30,630)	(22,534)

Total stockholders’ deficit	(7,570)	(2,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,287	$4,963

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2006
	2006	2005	2006	2005
	(As Restated See Note 8)	(As Restated See Note 8)	(As Restated See Note 8)	(As Restated See Note 8)	(As Restated See Note 8)
OPERATING EXPENSES:
Research and development	$998	$831	$1,452	$1,432	$11,961
General and administrative	1,101	897	2,371	1,749	16,395

Total operating expenses	$(2,099)	$(1,728)	$(3,823)	$(3,181)	$(28,356)
OTHER INCOME AND EXPENSE
Interest income	43	30	70	66	424
Interest expense	(582)	—	(908)	—	(3,159)
Change in fair value of convertible debt instrument	526	—	(3,233)	—	(3,233)
Change in fair value of warrant liabilities	2,342	(297)	(202)	206	3,694

Total other income and (expense)	$2,329	$(267)	$(4,273)	$272	$(2,274)

NET INCOME(LOSS)	$230	$(1,995)	$(8,096)	$(2,909)	$(30,630)

NET INCOME(LOSS) PER SHARE—BASIC	$0.01	$(0.07)	$(0.29)	$(0.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	27,735,713	27,315,411	27,525,562	27,315,411
NET LOSS PER SHARE—DILUTED	$(0.03)	$(0.07)	$(0.29)	$(0.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	27,750,263	27,315,411	27,525,562	27,315,411

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED) (dollars in thousands except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount
BALANCE JANUARY 1, 2006 (As Previously Reported)	27,315,411	$27	$29,986	$(26,430)	$(3,583)
PRIOR PERIOD ADJUSTMENTS (See Note 8)	—	—	(9,832)	3,896	(5,936)

BALANCE, JANUARY 1, 2006 (As Restated See Note 8)	27,315,411	27	20,154	(22,534)	(2,353)
Net loss (As Restated See Note 8)	—	—	—	(8,096)	(8,096)
Common stock issued related to convertible debenture conversions	476,202	1	1,744	—	1,745
Common stock issued related to convertible debenture redemptions	267,807	—	909	—	909
Stock-based compensation expense	—	—	225	—	225

BALANCE, JUNE 30, 2006 (As Restated See Note 8)	28,059,420	$28	$23,032	$(30,630)	$(7,570)

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2006
	2006	2005
	(As Restated See Note 8)	(As Restated See Note 8)	(As Restated See Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,096)	$(2,909)	$(30,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	32	341
Stock-based compensation expense	225	16	1,282
Non-cash interest expense	908		3,082
Write off of intangible assets	—		136
Change in fair value of convertible debt instrument	3,233		3,233
Change in fair value of warrant liabilities	202	(206)	(3,694)
Changes in current assets and liabilities:
Prepaid expenses and other current assets	28	(90)	(197)
Accounts payable and accrued expenses	(497)	(122)	1,001

Net cash used in operating activities	(3,963)	(3,279)	(25,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(28)	(20)	(344)
Purchase of certificate of deposit	(5,000)		(5,000)
Increase in patents costs and other assets	(56)	(68)	(344)

Net cash used in investing activities	(5,084)	(88)	(5,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	—	25,309
Net proceeds from issuance of convertible debt instruments	9,300	—	10,621
Repayment of convertible debt instruments	—	—	(86)
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	9,300	—	35,853

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	253	(3,367)	4,719
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,466	10,704	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,719	$7,337	$4,719

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$19

NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	—	—	1,172

Conversion of accrued expenses into common stock	—	—	303

Cashless exercise of employee stock options	—	—	74

Conversion and redemptions of convertible notes and accrued interest into common stock	2,654	—	3,874

Conversion of extension costs related to convertible notes into common stock	—	—	171

Conversion of prepaid interest into common stock	49	—	49

Issuance of warrants to induce conversion of notes payable	—	—	503

Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollar amounts in thousands except share and per share amounts))

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q/A reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of June 30, 2006 and the results of its operations for the three and six months ended June 30, 2006 and June 30, 2005 and the cumulative period from inception (July 10, 2000) through June 30, 2006, the statement of stockholders deficit for the six months ended June 30, 2006 and its cash flows for the six months ended June 30, 2006 and the cumulative period from inception (July 10, 2000) through June 30, 2006. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2005, as restated in the Form 10-K for the year ended December 31, 2006.

As shown in the unaudited condensed consolidated financial statements, the Company incurred net losses of $30,630 for the cumulative period from inception (July 10, 2000) through June 30, 2006. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s debt financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through June 30, 2006, the Company has raised $35,930 in capital through sale and issuance of common stock, common stock purchase warrants, and debt securities in public and private offerings. From inception (July 10, 2000) through June 30, 2006, the Company has used $25,446 of cash in its operations. At June 30, 2006, the Company had $4,719 of cash and cash equivalents and a $5,000 certificate of deposit to fund future operations. Management believes there is sufficient cash to fund operations through at least June 2007.

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

Impact of New Accounting Standards – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings in 2007. The Company is currently evaluating the impact of the Interpretation on its consolidated financial statements.

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

Stock-based compensation expense for both employees and non-employees totaled $94 for the three months ended June 30, 2006. There was no stock-based compensation expense for the three months ended June 30, 2005. For the six months ended June 30, 2006 and 2005 and for the cumulative period from inception (July 10, 2000) to June 30, 2006, stock-based compensation expense was $225, $16 and $1,282 respectively.

The Company had previously adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The following table illustrates the effect on net loss and basic and diluted loss per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee awards.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss—as reported	$(1,995)	$(2,909)
Deduct employee stock-based compensation determined under the fair-value method	(39)	(150)

Net loss—pro forma	$(2,034)	$(3,059)

Basic and diluted loss per share:
As reported	$(0.07)	$(0.10)
Pro forma	$(0.07)	$(0.11)

The fair value of the stock options, is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30,
	2006	2005	2006
Risk-free interest rate	4.81%	3.53%	2.96%
Expected life of the options	5 years	3 years	3.3 years
Expected volatility of the underlying stock	65%	75%	89%
Expected dividend rate	None	None	None

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

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2006 through June 30, 2006:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2006	2,675,354	$1.90 –5.80	$3.57
Granted	399,000	3.75	3.75
Forfeited	(15,000)	3.75	3.75

Outstanding, June 30, 2006	3,059,354	$1.90 –5.80	$3.60

The following tables summarize information about stock options outstanding at June 30, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.90 – $2.82	427,000	7.84	$2.34	183,667	$2.42
$ 2.92 – $4.05	2,547,354	4.90	$3.75	2,202,354	$3.75
$ 5.16 – $5.80	85,000.75		$5.35	85,000	$5.35

	3,059,354	5.19	$3.60	2,471,021	$3.71

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

No options were granted during the three month periods ended June 30, 2006 and 2005. The weighted–average grant date fair value for options granted during the six month periods ended June 30, 2006 and 2005 and the cumulative period from inception (July 10, 2000) to June 30, 2006 was $3.75, $2.79 and $3.60, respectively. No options vested during the three month periods ended June 30, 2006 and 2005. The total fair value of options vested during the six month periods ended June 30, 2006 and 2005 and the cumulative period from inception (July 10, 2000) to June 30, 2006 was $306, $154 and $9,174, respectively. During the three and six month periods ended June 30, 2006 15,000 options were forfeited. No options were forfeited in the three and six month periods ended June 30, 2005.

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

Accounting for the Convertible Debt and Warrant Liabilities

February 14, 2006 “PIPE” Transaction- The Company has determined that the Debentures constitute a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of SFAS 133. “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As permitted by SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, the Company has irrevocably elected to initially and subsequently measure the Debentures in their entirety at fair value with changes in fair value recognized as either a gain or loss. Such changes are reflected in the statement of operations under the caption “Change in fair value of convertible debt instrument.”

Upon issuance, the Warrants and Placement Agent Warrants did not meet the requirements for equity classification set forth in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” because such warrants (a) must be settled in registered shares and (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares. Therefore such Warrants are required to be accounted for at fair value as freestanding derivative instruments pursuant to the provisions of SFAS 133. Changes in fair value are recognized as either a gain or loss in the statement of operations under the caption “Change in fair value of warrant liabilities”

Upon issuance of the Debentures and Warrants, the Company allocated proceeds received to the Debentures and the Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Debentures to be $7,747. The Debentures were immediately marked to fair value, resulting in a derivative liability in the amount of $9,126 and a charge to “Change in fair value of convertible debt instrument” of $1,379.

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

A summary of changes in the Debenture, and Warrant Liabilities is as follows:

	Fair Value of Debenture	Fair Value of Warrant Liabilities	Total
Balance December 31, 2005	$—	$5,936	$5,936
Allocation of initial convertible debenture proceeds	7,747	2,253	10,000
Cash transaction costs	(700)		(700)
Initial fair value adjustment associated with convertible debenture and related warrant liabilities	2,079	667	2,746
Amortization of debt discount	239		239
Fair value adjustment	1,680	1,877	3,557

Balance March 31, 2006	$11,045	$10,733	$21,778
Conversions, at net carrying amount(1)	(1,726)		(1,726)
Redemptions, at net carrying amount(2)	(637)		(637)
Amortization of debt discount	427		427
Fair value adjustment	(526)	(2,342)	(2,868)

Balance June 30, 2006	$8,583	$8,391	$16,974

(1)	Represents conversions of principal value of $1,575, debt discount charge of $336 and a fair value adjustment credit of $487. These amounts plus $19 of accrued interest were credited to common stock and additional paid in capital.

(2)	Represents prepayment in common stock of August 1, 2006 scheduled maturity of principal value of $500 and a fair value adjustment credit of $137. These amounts plus $49 of accrued interest were credited to common stock and additional paid in capital. In addition an interest only payment of $223 was credited to common stock and additional paid in capital.

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of June 30, 2006. These warrants are classified as warrant liabilities with the exception of the 2001 Placement Agent Warrants which expire on February 1, 2012 and are classified in additional paid-in capital:

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
2001 Placement Agents	110,000	$3.50	February 1, 2002	February 1, 2012
May 2003 Placement
Placement Agents	109,613	$5.40	July 15, 2003	July 15, 2006
October 2003 PIPE Transaction
Investor Warrants (1)	657,293	$4.75	October 2, 2003	October 2, 2008
Placement Agent Warrants (2)	65,729	$5.82	October 2, 2003	October 2, 2006
April 2004 PIPE Transaction (3)
Investor Warrants	618,056	$4.82	April 7, 2004	April 7, 2009
Placement Agent Warrants	61,806	$4.82	April 7, 2004	April 7, 2007
August 2004 PIPE Transaction
Investor Warrants	2,000,000	$4.20	February 13, 2005	August 12, 2009
Placement Agent Warrants	100,000	$4.20	February 13, 2005	August 12, 2009
February 2006 PIPE Transaction
2006 Investor Warrants	1,490,313	$3.35	August 15, 2006	August 14, 2011
2006 Placement Agent Warrants	149,031	$3.35	August 15, 2006	August 14, 2011

Total	5,361,841

(1)	The exercise price of the warrants has been adjusted from $5.29 per share to $4.75 per share due to the subsequent issuance of equity related instruments.

(2)	The exercise price of the warrants has been adjusted from $6.24 per share to $5.82 per share due to the subsequent issuance of equity related instruments.

(3)	The exercise price of the warrants has been adjusted from $5.30 per share to $4.82 per share due to the subsequent issuance of equity related instruments.

The Company uses a binomial financial model to calculate the fair value of the Debentures. The Company uses the Black-Scholes pricing model to calculate fair value of the 2006 Investor Warrants, 2006 Placement Agent Warrants, August 2004 Investor Warrants, August 2004 Placement Agent Warrants, April 2004 Investor Warrants, April 2004 Placement Agent Warrants, 2003 Investor Warrants, and the 2003 Placement Agent Warrants.

Key assumptions used to apply these models as of June 30, 2006 and December 31, 2005 are as follows:

	Warrants		Debentures
	2006	2005	2006
Risk free interest rate	5.10% -5.21%	4.35% -4.41%	5.15%
Expected life	3.00 years - 5.13 years	1.25 years - 6.08 years	1.63 years
Expected volatility of common share price	61% - 65%	75% - 95%	55%
Common share price	$3.15	$3.05	$3.15

5.	EARNINGS PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income (loss)-basic	$230	$(1,995)	$(8,096)	$(2,909)
Fair value adjustment related to warrant liabilities	(927)	—	—	—

Net Loss-diluted	$(697)	$(1,995)	$(8,096)	$(2,909)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding-basic	27,735,713	27,315,411	27,525,562	27,315,411
Incremental common shares related to warrants	14,550	—	—	—

Weighted average common shares outstanding-diluted	27,750,263	27,315,411	27,525,562	27,315,411

Earnings Per Share
-Basic	0.01	(0.07)	(0.29)	(0.10)
-Diluted	(0.03)	(0.07)	(0.29)	(0.10)

6.	CONTINGENCIES

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

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the quarter ended June 30, 2006 and the 2005, the Company determined that the warrants issued in October 2003, April 2004 and the August 2004 (collectively, the “Warrants”) that were issued in connection with its equity finance transactions in October 2003, April 2004 and August 2004, respectively, and were accounted for in stockholders’ equity at their relative fair value upon issuance, should have been accounted for as derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Warrants did not meet any of the scope exceptions allowed by SFAS No. 133. Specifically, the Warrants did not meet the criteria in paragraph 11(a) of SFAS No. 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. The Warrants, when classified as derivative liabilities are required to be initially recorded at fair value and to be marked to fair value at the end of each reporting period, which results in a non-cash charge or credit to other income and expense in the Company’s consolidated statement of operations.

As a result, the unaudited condensed consolidated financial statements for the period ended June 30, 2006 and the Condensed Consolidated Balance Sheet as of December 31, 2005 and the cumulative period from inception (July 10, 2000) to June 30, 2006 have been restated in a manner consistent with how the Company presented the related Warrants in its Annual Report on Form 10-K for the year ended December 31, 2006.

The following tables summarize the impact of the restatement discussed above on the previously issued unaudited condensed financial statements for the three and six months ended June 30, 2006 and 2005 and the condensed consolidated Balance Sheet as of December 31, 2005 and the cumulative period from inception (July 10, 2000) to June 30, 2006.

	June 30, 2006			December 31, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Current portion of convertible debt instrument and warrant liabilities	$6,177	$(6,177)	$—	$—	$—	$—
Current portion of convertible debt instrument	—	6,177	6,177	—	—	—
Convertible debt instrument and warrant liabilities	5,258	(5,258)	—	—	—	—
Convertible debt instrument	—	2,406	2,406	—	—	—
Warrant Liabilities	—	8,391	8,391	—	5,936	5,936
Total liabilities	12,318	5,539	17,857	1,380	5,936	7,316
Additional paid in capital	32,864	(9,832)	23,032	29,986	(9,832)	20,154
Deficit accumulated during the development stage	(34,923)	4,293	(30,630)	(26,430)	3,896	(22,534)
Total stockholders’ deficit	(2,031)	(5,539)	(7,570)	3,583	(5,936)	(2,353)
Total liabilities and stockholders’ deficit	$10,287	—	$10,287	$4,963	—	$4,963

	For the Three Months Ended June 30, 2006			For the Three Months Ended June 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Change in fair value of convertible debt instrument and warrant liabilities	$1,454	$(1,454)	$—	$—	$—	$—
Change in fair value of convertible debt instrument	—	526	526	—	—	—
Change in fair value of warrant liabilities	—	2,342	2,342	—	(297)	(297)
Total other income and (expense)	915	1,414	2,329	30	(297)	(267)
Net income (loss)	$(1,184)	$1,414	$230	$(1,698)	(297)	$(1,995)
Net income (loss) per share-basic	$(0.04)	$0.05	$0.01	$(0.06)	$(0.01)	$(0.07)
Net loss per share-diluted	$(0.08)	$0.05	$(.03)	$(0.06)	$(0.01)	$(0.07)

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Change in fair value of convertible debt instrument and warrant liabilities	$(3,832)	$3,832	$—	$—	$—	$—
Change in fair value of convertible debt instrument	—	(3,233)	(3,233)	—	—	—
Change in fair value of warrant liabilities	—	(202)	(202)	—	206	206
Total other income and (expense)	(4,670)	397	(4,273)	66	206	272
Net loss	$(8,493)	$397	$(8,096)	$(3,115)	$206	$(2,909)
Net loss per share-basic and diluted	$(0.31)	$0.02	$(0.29)	$(0.11)	$0.01	$(0.10)
	$(0.31)	$0.02	$(0.29)	$(0.11)	$0.01	$(0.10)

	Cumulative Period from Inception (July 10, 2000) to June 30, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Change in fair value of convertible debt instrument and warrant liabilities	$(3,832)	$3,832	$—
Change in fair value of convertible debt instrument		(3,233)	(3,233)
Change in fair value of warrant liabilities		3,694	3,694
Total other income and (expense)	(6,567)	4,293	(2,274)
Net loss	$(34,923)	$4,293	$(30,630)

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(8,493)	$397	$(8,096)	$(3,115)	$206	$(2,909)
Change in fair value of convertible debt instrument and warrant liabilities	3,832	(3,832)	—	—	—	—
Change in fair value of convertible debt instrument	—	3,233	3,233	—	—	—
Change in fair value of warrant liabilities	—	202	202	—	(206)	(206)
Net cash used in operating activities	$(3,963)	$—	$(3,963)	$(3,279)	$—	$(3,279)

	Cumulative Period from Inception (July 10, 2000) to June 30, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(34,923)	$4,293	$(30,630)
Change in fair value of convertible debt instrument and warrant liabilities	3,832	(3,832)	—
Change in fair value of convertible debt instrument		3,233	3,233
Change in fair value of warrant liabilities		(3,694)	(3,694)
Net cash used in operating activities	$(25,446)	$—	$(25,446)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands)

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

RESTATEMENT

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the quarter ended June 30, 2006 and the 2005 consolidated financial statements, we determined that the common stock purchase warrants that were issued as part of our equity finance transactions in October 2003, April 2004 and August 2004, respectively, and which were accounted for in stockholders’ equity at their relative fair value upon issuance, should have been accounted for as derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The warrants did not meet any of the scope exceptions allowed by SFAS No. 133. Specifically, the warrants did not meet the criteria in paragraph 11(a) of SFAS No. 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. The warrants, when classified as derivative liabilities, are required to be initially recorded at fair value and to be marked to fair value at the end of each reporting period, which results in a non-cash charge or credit to other income and expense in our consolidated statement of operations.

As a result, the accompanying unaudited condensed consolidated financial statements for the quarter ended June 30, 2006 and the unaudited condensed consolidated Balance Sheet as of December 31, 2005 and the cumulative period from inception (July 10, 2000) to June 30, 2006 have been restated which is consistent with how we presented the related warrants in our Annual Report on Form 10-K for the year ended December 31, 2006. See Note 8 to the unaudited condensed consolidated financial statements.

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

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of $30,630 for the cumulative period from inception (July 10, 2000) through June 30, 2006. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, general and administrative activities and costs related to our debt financings, including interest and changes in debt carried at fair value. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

Through June 30, 2006, we have raised approximately $35,930 in capital principally through the sale and issuance of common stock, common stock warrants and debt securities in public and private offerings. From inception (July 10, 2000) through June 30, 2006, we used cash of $25,446 for our operations. At June 30, 2006, we had $4,719 of cash and cash equivalents and a $5,000 certificate of deposit available to fund future operations, which we believe is sufficient to fund our operations through at least June 2007.

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

Other Income and Expense. Other income and expense for the three months ended June 30, 2006 was income of $2,329 as compared to expense of $267 for the three months ended June 30, 2005 or an increase in income of $2,596. Of this increase, $3,165 is due to a non-cash gain for fair value accounting associated with our convertible debenture and our warrant liabilities. Also, interest income increased by $13. This was offset by an increase in non-cash interest expense of $582 associated with our convertible debenture. The $582 of interest expense includes $427 of debt discount amortization and $155 of interest expense related to the 7% coupon rate.

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

Other Income and Expense. Other income and expense for the six months ended June 30, 2006 was $4,273 of expense compared to $272 of income for the six months ended June 30, 2005 or a decrease of $4,545. Of this decrease, $3,641 is due to a non-cash gain for fair value accounting associated with our convertible debenture and our warrant liabilities. Non-cash interest expense increased by $908 and interest income increased by $4. The $908 of interest includes $666 of debt discount amortization and $242 of interest expense related to the 7% coupon rate on our convertible debenture.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of June 30 2006, we raised a total of $35,930 from these offerings and had $4,719 of available cash and cash equivalents and a $5,000 certificate of deposit.

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

Long-term debt consists of scheduled principal and interest payments on our 7% Convertible Debentures. Remaining principal of $7,925 is payable in 18 installments, beginning on August 1, 2006. Approximately $5,702 of principal payments are due in less than one year and $2,223 is due in 1-3 years. Interest accrues at the rate of 7% and is payable monthly beginning on July 1, 2006. Total interest due in less than one year is approximately $351 and in 1-3 years is approximately $54. Principal and interest may be paid, at our option, in cash or shares of our common stock. Because investors may convert principal into common stock, at any time, at their option, the timing of principal and interest payments may accelerate relative to this schedule.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses, income taxes and convertible debt instrument and warrant liabilities. For a more detailed discussion of the first three of our critical accounting policies, please refer to our 2005 Annual Report on Form 10-K. A discussion of our derivative instrument accounting policy is detailed below.

Convertible Debt Instrument. Our convertible debt instrument issued in February 2006 (the “Debentures”) constitutes a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). As permitted by SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”, we irrevocably elected to initially and subsequently measure the Debentures in their entirety at fair value with changes in fair value recorded as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of convertible debt instrument.” Fair value of the Debentures is determined using a binomial financial valuation model that requires assumptions that are subject to significant management judgment such as volatility of our common share price, interest rates and our intention to redeem the Debentures in cash or common shares. Volatility and interest rate expectations are based on the remaining time to maturity of the Debentures.

We record interest expense under our convertible debentures based on our 7% coupon rate, as well as the amortization of the debt discount, which we compute using the effective interest method. The debt discount represents the difference between our gross proceeds of $10,000 and the fair value of the convertible debt upon issuance, after separately valuing the investor warrants and the convertible debentures on a relative fair value basis. By amortizing the debt discount to interest expense, rather than recognizing it as a change in fair value of convertible debt instrument, which is a separate line item in our statement of operations, we believe our interest expense line item more appropriately reflects the cost of debt associated with our convertible debentures.

Warrants. We have issued common stock warrants in connection with the execution of certain equity and debt financings and consulting agreements. Certain warrants are accounted for as derivative liabilities at fair value in accordance with SFAS 133. Such warrants do not meet the criteria in paragraph 11(a) of SFAS No. 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.” Warrants that are not considered derivative liabilities as defined in SFAS No. 133 are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of warrants without probability conditions is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, expected life of the warrant, and risk-free interest rates at each period end.

Impact of New Accounting Standards – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings in 2007. We are currently evaluating the impact of the Interpretation on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of June 30, 2006, we had $7,925 of principal related to the outstanding convertible debentures with an interest rate fixed at 7%. We account for the convertible debentures and warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4.	Controls and Procedures

As of the end of the period covered by this amendment to our Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). The chief executive officer and chief financial officer originally concluded that our disclosure controls and procedures were effective. However, as a result of the material weakness discussed below, our management has concluded, based on their re-evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Our Chief Executive Officer and Chief Financial Officer, in conjunction with management, have determined that as of June 30, 2006 we have a material weakness relating to the controls over accounting for warrants. Specifically, our procedures did not operate effectively to detect certain errors in classification of warrant liabilities in the 2003, 2004 and 2005 consolidated financial statements. As discussed in Note 8 to the unaudited condensed consolidated financial statements, we are restating previously issued financial statements for these errors.

Remediation Status

To remedy the material weakness described above, we engaged additional resources to review any similar transactions. These changes have been implemented during the first quarter of 2007.

Changes in Controls and Procedures

No change in internal control over financial reporting (as defined in the SEC rules promulgated under the Exchange Act) occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We Have Incurred Net Losses to Date and Depend on Outside Capital. Our accumulated deficit as of June 30, 2006 was $30,630. We will need to continue to conduct significant research, development, testing and regulatory compliance activities which, together with projected general and administrative expenses, we expect will result in substantial operating losses for the next several years. Accordingly, we will not be generating sales or other revenue and will remain dependent on outside sources of financing during that time. If we are unable to raise funds from outside sources for our continuing operations, we may be adversely affected.

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

Item 6.	Exhibits

Exhibit Number	Description of Document
4.1***	Form of 7% Convertible Debenture issued February 14, 2006
4.2***	Form of Common Stock Purchase Warrant dated February 14, 2006
4.3***	Registration Rights Agreement, dated as of February 14, 2006, between Pro-Pharmaceuticals, Inc. and the investors named in a Securities Purchase Agreement dated such date between Pro-Pharmaceuticals, Inc. and the investors signatory thereto
10.1***	Securities Purchase Agreement, dated as of February 14, 2006, between Pro-Pharmaceuticals, Inc. and the investors signatory thereto
31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***	Previously filed as exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 and filed on August 11, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 26, 2007.

PRO-PHARMACEUTICALS, INC.

By:	/s/ David Platt
Name:	David Platt, Ph.D.
Title:	Chief Executive Officer

/s/ Carl L. Lueders
Name:	Carl L. Lueders
Title:	Chief Financial Officer