Form 10-Q/A
period 2006-09-30
PRO PHARMACEUTICALS INC
filed 2007-06-26
CIK 1133416

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

PRO-PHARMACEUTICALS, INC.

Explanatory Note

As discussed in Note 8 to the unaudited condensed consolidated financial statements included herein, Pro-Pharmaceuticals, Inc. (the “Company”) has restated in this amendment to its Quarterly Report on Form 10-Q (the “Form 10-Q/A”) the unaudited condensed consolidated financial statements as of September 30, 2006 and 2005 and for the three and nine months ended September 30, 2006 and 2005 and the Condensed Consolidated Balance Sheet as of December 31, 2005 and the cumulative period from inception (July 10, 2000) to September 30, 2006, included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 originally filed with the United States Securities and Exchange Commission (the “SEC”) on November 13, 2006 (the “Form 10-Q”).

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the quarter ended September 30, 2006, the Company determined that its warrants issued in October 2003, April 2004 and August 2004 (collectively, the “Warrants”) that were issued in connection with its equity finance transactions in October 2003, April 2004 and August 2004, respectively, and were accounted for in stockholders’ equity at their relative fair value upon issuance, should have been accounted for as derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Warrants did not meet any of the scope exceptions allowed by SFAS No. 133. Specifically, the warrants did not meet the criteria in paragraph 11(a) of SFAS No. 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. The Warrants, when classified as derivative liabilities, are required to be initially recorded at fair value and to be marked to fair value at the end of each reporting period, which results in a non-cash charge or credit to other income and expense in the Company’s consolidated statement of operations.

Based on this determination the Company restated the financial statements for the years ended December 31, 2005 and 2004 in its Annual Report on form 10-K for the year ended December 31, 2006 as filed on April 2, 2007.

All the information in this Form 10-Q/A is as of November 13, 2006, the date the Company originally filed its Form 10-Q with the SEC, and does not reflect any subsequent information or events other than the restatement discussed in Note 8 to the unaudited condensed consolidated financial statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q/A is amended hereby as a result of the restatement:

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

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

		PAGE

	PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 (As Restated)	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and September 30, 2005, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2006 (As Restated)	5

	Condensed Consolidated Statement of Stockholders’ Deficit for the Nine Months Ended September 30, 2006 (As Restated)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and September 30, 2005, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2006 (As Restated)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	27

ITEM 4.	Controls and Procedures	27

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	28

ITEM 1A.	Risk Factors	29

ITEM 6.	Exhibits	29

SIGNATURES		30

Part I - Financial Information

Item 1. Unaudited Condensed Financial Statements

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands except share and per share amounts)

	September 30, 2006	December 31, 2005
	(As Restated See Note 8)	(As Restated See Note 8)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,125	$4,466
Certificate of deposit	5,000	—
Prepaid expenses and other current assets	151	228

Total current assets	8,276	4,694

PROPERTY AND EQUIPMENT – NET	121	60
INTANGIBLE ASSETS – NET	264	209

TOTAL ASSETS	$8,661	$4,963

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$416	$295
Accrued expenses	681	1,085
Current portion of convertible debt instrument	5,250	—

Total current liabilities	6,347	1,380

CONVERTIBLE DEBT INSTRUMENT	1,814	—
WARRANT LIABILITIES	1,051	5,936
OTHER LONG TERM LIABILITIES	22	—

Total liabilities	9,234	7,316

CONTINGENCIES (Note 6)
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value; 100,000,000 shares authorized, 29,379,155 and 27,315,411 issued and outstanding at September 30, 2006 and December 31, 2005, respectively; Undesignated shares, $.01 par value; 10,000,000 shares authorized, none issued and outstanding	29	27
Additional paid-in capital	24,357	20,154
Deficit accumulated during the development stage	(24,959)	(22,534)

Total stockholders’ deficit	(573)	(2,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,661	$4,963

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2006
	2006	2005	2006	2005
	(As Restated See Note 8)	(As Restated See Note 8)	(As Restated See Note 8)	(As Restated See Note 8)	(As Restated See Note 8)
OPERATING EXPENSES:
Research and development	$863	$859	$2,315	$2,292	$12,824
General and administrative	1,066	846	3,437	2,594	17,461

Total operating expenses	$(1,929)	$(1,705)	$(5,752)	$(4,886)	$(30,285)
OTHER INCOME AND EXPENSE
Interest income	36	25	106	91	460
Interest expense	(520)	—	(1,428)	—	(3,679)
Change in fair value of convertible debt instrument	744		(2,489)		(2,489)
Change in fair value of warrant liabilities	7,340	5	7,138	211	11,034

Total other income and (expense)	$7,600	$30	$3,327	$302	$5,326

NET INCOME (LOSS)	$5,671	$(1,675)	$(2,425)	$(4,584)	$(24,959)

NET INCOME (LOSS) PER SHARE—BASIC	$0.20	$(0.06)	$(0.09)	$(0.17)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	28,600,489	27,315,411	27,884,020	27,315,411
NET INCOME (LOSS) PER SHARE—DILUTED	$0.18	$(0.06)	$(0.09)	$(0.17)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	30,426,401	27,315,411	27,884,020	27,315,411

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED) (dollars in thousands except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount
BALANCE JANUARY 1, 2006 (As Previously Reported)	27,315,411	27	29,986	$(26,430)	$3,583
PRIOR PERIOD ADJUSTMENTS (See Note 8)	—	—	(9,832)	3,896	(5,936)

BALANCE, JANUARY 1, 2006 (As Restated See Note 8)	27,315,411	$27	$20,154	$(22,534)	$(2,353)
Net loss (As Restated See Note 8)	—	—	—	(2,425)	(2,425)
Common stock issued related to convertible debenture conversions	476,202	1	1,744	—	1,745
Common stock issued related to convertible debenture redemptions	1,587,542	1	2,154	—	2,155
Stock-based compensation expense	—	—	305	—	305

BALANCE, SEPTEMBER 30, 2006 (As Restated See Note 8)	29,379,155	$29	$24,357	$(24,959)	$(573)

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2006
	2006	2005
	(As Restated See Note 8)	(As Restated See Note 8)	(As Restated See Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,425)	$(4,584)	$(24,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49	52	356
Stock-based compensation expense	305	16	1,362
Non-cash interest expense	1,428		3,602
Write off of intangible assets	—	—	136
Change in fair value of convertible debt instrument	2,489		2,489
Change in fair value of warrant liabilities	(7,138)	(211)	(11,034)
Changes in current assets and liabilities:
Prepaid expenses and other current assets	77	(73)	(148)
Accounts payable and accrued expenses	(283)	219	1,215
Changes in long term liabilities:	22		22

Net cash used in operating activities	(5,476)	(4,581)	(26,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(96)	(20)	(412)
Purchase of certificate of deposit	(5,000)		(5,000)
Increase in patents costs and other assets	(69)	(101)	(357)

Net cash used in investing activities	(5,165)	(121)	(5,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	—	25,309
Net proceeds from issuance of convertible debt instruments	9,300	—	10,621
Repayment of convertible debt instruments	—	—	(86)
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	9,300	—	35,853

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,341)	(4,702)	3,125
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,466	10,704	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,125	$6,002	$3,125

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$19

NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	—	—	1,172

Conversion of accrued expenses into common stock	—	—	303

Cashless exercise of employee stock options	—	—	74

Conversion and redemptions of convertible notes and accrued interest into common stock	3,900	—	5,120

Conversion of extension costs related to convertible notes into common stock	—	—	171

Conversion of prepaid interest into common stock	(49)	—	—

Issuance of warrants to induce conversion of notes payable	—	—	503

Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollar amounts in thousands except share and per share amounts)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q/A reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of September 30, 2006 and the results of its operations for the three and nine months ended September 30, 2006 and September 30, 2005 and the cumulative period from inception (July 10, 2000) through September 30, 2006, statement of stock holders’ deficit for the nine months ended September 30, 2006 and its cash flows for the nine months ended September 30, 2006 and 2005 and the cumulative period from inception (July 10, 2000) through September 30, 2006. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2005, as restated in the Form 10-K for the year ended December 31, 2006.

As shown in the unaudited condensed consolidated financial statements, the Company incurred net losses of $24,959 for the cumulative period from inception through September 30, 2006. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s debt financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception through September 30, 2006, the Company has raised $35,930 in capital through sale and issuance of common stock, common stock purchase warrants, and debt securities in public and private offerings. From inception through September 30, 2006, the Company has used $26,959 of cash in its operations. At September 30, 2006, the Company had $3,125 of cash and cash equivalents and a $5,000 certificate of deposit to fund future operations. Management believes there is sufficient cash to fund operations through at least June 2007.

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

Stock-based compensation expense for both employees and non-employees totaled $80 for the three months ended September 30, 2006. There was no stock-based compensation expense for the three months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005 and for the cumulative period from inception to September 30, 2006, stock based compensation expense was $305, $16 and $1,362 respectively.

The Company had previously adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The following table illustrates the effect on net loss and basic and diluted loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee awards.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss—as reported	$(1,675)	$(4,584)
Deduct employee stock-based compensation determined under the fair-value method	(38)	(188)

Net loss—pro forma	$(1,713)	$(4,772)

Basic and diluted loss per share:
As reported	$(0.06)	$(0.17)
Pro forma	$(0.06)	$(0.17)

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

A summary of changes in the Debenture, Warrants and Placement Agent Warrants is as follows:

	Fair Value of Debenture	Fair Value of Warrant Liabilities	Total
Balance December 31, 2005	$—	$5,936	$5,936
Allocation of initial proceeds	$7,747	$2,253	$10,000
Cash transaction costs	(700)		(700)
Initial fair value adjustment	2,079	667	2,746
Amortization of debt discount	239		239
Fair value adjustment	1,680	1,877	3,557

Balance March 31, 2006	$11,045	$10,733	$21,778
Conversions, at net carrying amount(1)	(1,726)		(1,726)
Redemptions, at net carrying amount(2)	(637)		(637)
Amortization of debt discount	427		427
Fair value adjustment	(526)	(2,342)	(2,868)

Balance June 30, 2006	$8,583	$8,391	$16,974
Redemptions, at net carrying amount(3)	(1,157)		(1,157)
Amortization of debt discount	382		382
Fair value adjustment	(744)	(7,340)	(8,084)

Balance September 30, 2006	$7,064	$1,051	$8,115

(1)	Represents conversions of principal value of $1,575, debt discount charge of $336 and a fair value adjustment credit of $487. These amounts plus $19 of accrued interest were credited to common stock and additional paid in capital.

(2)	Represents prepayment in common stock of August 1, 2006 scheduled maturity of principal value of $500 and a fair value adjustment credit of $137. These amounts plus $49 of accrued interest were credited to common stock and additional paid in capital. In addition, an interest only payment of $223 was credited to common stock and additional paid in capital.

(3)	Represents prepayment in common stock of September 1 and October 1, 2006 scheduled maturity of principal value of $500 each and a fair value adjustment credit of $157. These amounts plus $89 of accrued interest were credited to common stock and additional paid in capital.

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of September 30, 2006. These warrants are classified as warrant liabilities with the exception of the 2001 Placement Agent Warrants which expire on February 1, 2012 and are classified in additional paid-in capital:

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
2001 Placement Agents	110,000	$3.50	February 1, 2002	February 1, 2012
October 2003 PIPE Transaction
Investor Warrants (1)	657,293	$4.75	October 2, 2003	October 2, 2008
Placement Agent Warrants (2)	65,729	$5.82	October 2, 2003	October 2, 2006
April 2004 PIPE Transaction (3)
Investor Warrants	618,056	$4.82	April 7, 2004	April 7, 2009
Placement Agent Warrants	61,806	$4.82	April 7, 2004	April 7, 2007
August 2004 PIPE Transaction
Investor Warrants	2,000,000	$4.20	February 13, 2005	August 12, 2009
Placement Agent Warrants	100,000	$4.20	February 13, 2005	August 12, 2009
February 2006 PIPE Transaction
2006 Investor Warrants	1,490,313	$3.35	August 15, 2006	August 14, 2011
2006 Placement Agent Warrants	149,031	$3.35	August 15, 2006	August 14, 2011

Total	5,252,228

(1)	The exercise price of the warrants has been adjusted from $5.29 per share to $4.75 per share due to the subsequent issuance of equity related instruments.

(2)	The exercise price of the warrants has been adjusted from $6.24 per share to $5.82 per share due to the subsequent issuance of equity related instruments.

(3)	The exercise price of the warrants has been adjusted from $5.30 per share to $4.82 per share due to the subsequent issuance of equity related instruments.

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

Key assumptions used to apply these models as of September 30, 2006 and December 31, 2005 are as follows:

	Warrants		Debentures
	2006	2005	2006
Risk free interest rate	4.59% - 4.91%	4.35% -4.41%	4.86%
Expected life	3.00 years - 5.00 years	1.25 years - 6.08 years	1.25 years
Expected volatility of common share price	65% - 75%	75% - 95%	85%
Common share price	$0.82	$3.05	$0.82

5.	EARNINGS PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income (Loss)-basic	$5,671	$(1,675)	$(2,425)	$(4,584)
Interest expense adjustment related to convertible debenture	520
Fair value adjustment related to convertible debenture	(744)

Net Income (Loss)-diluted	$5,447	$(1,675)	$(2,425)	$(4,584)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding-basic	28,600,489	27,315,411	27,884,020	27,315,411
Incremental shares related to convertible debenture	1,825,912

Weighted average common shares outstanding-diluted	30,426,401	27,315,411	27,884,020	27,315,411

Earnings Per Share
-Basic	0.20	(0.06)	(0.09)	(0.17)
-Diluted	0.18	(0.06)	(0.09)	(0.17)

6.	CONTINGENCIES

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

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the quarter ended September 30, 2006 and 2005, the Company determined that the warrants issued in October 2003, April 2004 and the August 2004 (collectively, the “Warrants”) that were issued in connection with its equity finance transactions in October 2003, April 2004 and August 2004, respectively, and were accounted for in stockholders’ equity at their relative fair value upon issuance, should have been accounted for as derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Warrants did not meet any of the scope exceptions allowed by SFAS No. 133. Specifically, the Warrants did not meet the criteria in paragraph 11(a) of SFAS No. 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. The Warrants, when classified as derivative liabilities are required to be initially recorded at fair value and to be marked to fair value at the end of each reporting period, which results in a non-cash charge or credit to other income and expense in the Company’s consolidated statement of operations.

As a result, the unaudited condensed consolidated financial statements for the period ended September 30, 2006 and the Condensed Consolidated Balance Sheet as of December 31, 2005 and the cumulative period from inception (July 10, 2000) to September 30, 2006 have been restated in a manner consistent with how the Company presented the related Warrants in its Annual Report on Form 10-K for the year ended December 31, 2006.

The following tables summarize the impact of the restatement discussed above on the previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 and the Condensed Consolidated Balance Sheet as of December 31, 2005 and the cumulative period from inception (July 10, 2000) to September 30, 2006.

	September 30, 2006			December 31, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Current portion of convertible debt instrument and warrant liabilities	$5,250	$(5,250)	$—	$—	$—	$—
Current portion of convertible debt instrument	—	5,250	5,250	—	—	—
Long term convertible debt instrument and warrant liabilities	2,277	(2,277)	—	—	—	—
Convertible debt instrument	—	1,814	1,814	—	—	—
Warrant Liabilities	—	1,051	1,051	—	5,936	5,936
Total liabilities	8,646	588	9,234	1,380	5,936	7,316
Additional paid in capital	34,189	(9,832)	24,357	29,986	(9,832)	20,154
Deficit accumulated during the development stage	(34,203)	9,244	(24,959)	(26,430)	3,896	(22,534)
Total stockholders’ deficit	15	(588)	(573)	3,583	(5,936)	(2,353)
Total liabilities and stockholders’ deficit	$8,661	—	$8,661	$4,963	—	$4,963

	For the Three Months Ended September 30, 2006			For the Three Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Change in fair value of convertible debt instrument and warrant liabilities	$3,133	$(3,133)	$—	$—	$—	$—
Change in fair value of convertible debt instrument	—	744	744	—	—	—
Change in fair vale of warrant liabilities	—	7,340	7,340	—	5	5
Total other income and (expense)	2,649	4,951	7,600	25	5	30
Net income (loss)	$720	$4,951	$5,671	$(1,680)	5	$(1,675)
Net income (loss) per share-basic	$0.03	$0.17	$0.20	$(0.06)	$—	$(0.06)
Net loss per share-diluted	$0.02	$0.16	$0.18	$(0.06)	$—	$(0.06)

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Change in fair value of convertible debt instrument and warrant liabilities	$(699)	$699	$—	$—	$—	$—
Change in fair value of convertible debt instrument	—	(2,489)	(2,489)	—	—	—
Change in fair vale of warrant liabilities	—	7,138	7,138	—	211	211
Total other income and (expense)	(2,021)	5,348	3,327	91	211	302
Net loss	$(7,773)	$5,348	$(2,425)	$(4,795)	$211	$(4,584)
Net loss per share-basic	$(0.28)	$0.19	$(0.09)	$(0.18)	$0.01	$(0.17)
Net loss per share- diluted	$(0.28)	$0.19	$(0.09)	$(0.18)	$0.01	$(0.17)

	Cumulative Period from Inception (July 10, 2000) to September 30, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Change in fair value of convertible debt instrument and warrant liabilities	$(699)	$699	$—
Change in fair value of convertible debt instrument		(2,489)	(2,489)
Change in fair vale of warrant liabilities		11,034	11,034
Total other income and (expense)	(3,918)	9,244	5,326
Net loss	$(34,203)	$9,244	$(24,959)

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(7,773)	$5,348	$(2,425)	$(4,795)	$211	$(4,584)
Change in fair value of convertible debt instrument and warrant liabilities	699	(699)	—	—	—	—
Change in fair value of convertible debt instrument	—	2,489	2,489	—	—	—
Change in fair vale of warrant liabilities	—	(7,138)	(7,138)	—	(211)	(211)
Net cash used in operating activities	$(5,476)	$—	$(5,476)	$(4,581)	$—	$(4,581)

	Cumulative Period from Inception (July 10, 2000) to September 30, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(34,203)	$9,244	$(24,959)
Change in fair value of convertible debt instrument and warrant liabilities	699	(699)	—
Change in fair value of convertible debt instrument	—	2,489	2,489
Change in fair vale of warrant liabilities	—	(11,034)	(11,034)
Net cash used in operating activities	$(26,959)	$—	$(26,959)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands)

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

RESTATEMENT

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the quarter ended September 30, 2006 and the 2005 consolidated financial statements, we determined that the common stock purchase warrants that were issued as part of our equity finance transactions in October 2003, April 2004 and August 2004, respectively, and which were accounted for in stockholders’ equity at their relative fair value upon issuance, should have been accounted for as derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The warrants did not meet any of the scope exceptions allowed by SFAS No. 133. Specifically, the warrants did not meet the criteria in paragraph 11(a) of SFAS No. 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. The warrants, when classified as derivative liabilities, are required to be initially recorded at fair value and to be marked to fair value at the end of each reporting period, which results in a non-cash charge or credit to other income and expense in our consolidated statement of operations.

As a result, the accompanying unaudited condensed consolidated financial statements for the quarter ended September 30, 2006 and the unaudited Condensed Consolidated Balance Sheet as of December 31, 2005 and the cumulative period from inception (July 10, 2000) to September 30, 2006 have been restated which is consistent with how we presented the related warrants in our Annual Report on Form 10-K for the year ended December 31, 2006. See Note 8 to the unaudited condensed consolidated financial statements.

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

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of $24,959 for the cumulative period from inception through September 30, 2006. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, general and administrative activities and costs related to our debt financings, including interest and changes in debt carried at fair value. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

Through September 30, 2006, we have raised approximately $35,930 in capital principally through the sale and issuance of common stock, common stock warrants and debt securities in public and private offerings. From inception through September 30, 2006, we used cash of $26,959 for our operations. At September 30, 2006, we had $3,125 of cash and cash equivalents and a $5,000 certificate of deposit available to fund future operations, which we believe is sufficient to fund our operations through at least June 2007.

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

General and Administrative Expenses. General and administrative expenses were $1,066 during the three months ended September 30, 2006, or a 26% increase, as compared to $846 incurred during the three months ended September 30, 2005. General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. Of the $221 increase, approximately $46 was the result of expensing employee stock options under the fair value method commencing on January 1, 2006 as required by SFAS 123R. This was offset by the reversal of an incentive compensation accrual. The remainder of the increase was due principally to expenses associated with our February 14, 2006 convertible debenture. We expect our general and administrative expenses to increase over 2005 levels due to implementation of SFAS 123R and expenses associated with our February 14, 2006 debentures and related warrants.

Other Income and Expense. Other income and expense for the three months ended September 30, 2006 was income of $7,600 as compared to income of $30 for the three months ended September 30, 2005 or a net increase of $7,570. Of this increase, $8,079 is due to a non-cash gain for fair value accounting associated with our convertible debenture and our warrant liabilities. Also, interest income increased by $11. This was offset by an increase in non-cash interest expense of $520 associated with our convertible debenture. The $520 of interest includes $382 of debt discount amortization and $138 of interest expense related to the 7% coupon rate.

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

Clinical trial costs decreased by approximately $239. This was due to a $1,110 reduction in expenses related to the Phase II, line 3/4 DAVANAT®/5-FU Colorectal Cancer trial which is concluding and the Phase I line 3/4DAVANAT®/5-FU clinical trial for cancer patients with all solid tumors. This was offset by an increase of $871 associated with initiating the Phase II, line 1 bile duct cancer, the Phase III, line 2 Colorectal Cancer trial, and the Phase II, line 1, Colorectal Cancer trial. Pre-clinical activities decreased due to lower manufacturing costs offset by an increase in research initiatives. Other research and development costs increased by approximately $257 due principally to the addition, in January 2006, of our Chief Scientist and, to a lesser degree, stock based compensation expense of $96 largely related to the fair value method as required by SFAS 123R.

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

Other Income and Expense. Other income and expense for the nine months ended September 30, 2006 was income $3,327 as compared to income of $302 for the nine months ended September 30, 2005 or an increase in income of $3,025. Of this increase, $4,438 is due to a non-cash gain for fair value accounting associated with our convertible debenture and our warrant liabilities. In addition interest income increased by $15. This ws offset by an increase in non-cash interest expense of $1,428 associated with our convertible debenture. The $1,428 of interest includes $1,048 of debt discount amortization and $380 of interest expense related to the 7% coupon rate.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of September 30, 2006, we raised a total of $35,930 from these offerings and had $3,125 of available cash and cash equivalents and a $5,000 certificate of deposit.

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

New Accounting Pronouncements

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

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of September 30, 2006, we had $6,925 of principal related to the outstanding convertible debentures with an interest rate fixed at 7%. We account for the convertible debentures and warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4.	Controls and Procedures

At the time of the original filing of our Quarterly Report on Form 10-Q, our management had concluded that certain controls and procedures were not effective at September 30, 2006. The controls related to the recording of adjustments to the fair value of our convertible debentures were not designed to provide reasonable assurance that the convertible debentures would be accurately presented in all material respects in the financial statements. The error resulting from this material weakness in internal control has been corrected in the financial statements presented in this Form 10-Q/A. We have instituted additional procedures related to the foregoing, including tracing journal entry support to source data and retesting fair value calculations that are used as the basis for recording adjustments to the convertible debenture balances. Such additional procedures are performed by a person not involved with the original journal entry preparation.

As of the end of the period covered by this amendment to our Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). As a result of the additional material weakness discussed below, our management has concluded, based on their re-evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses related to recording of adjustments to the fair value of our convertible debenture and to controls over accounting for warrants. Notwithstanding the material weaknesses noted here-in, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Our Chief Executive Officer and Chief Financial Officer, in conjunction with management, have determined that as of September 30, 2006 we have a material weakness relating to the controls over accounting for warrants. Specifically, our procedures did not operate effectively to detect certain errors in classification of warrant liabilities in the 2003, 2004 and 2005 consolidated financial statements. As discussed in Note 8 to the unaudited condensed consolidated financial statements, we are restating previously issued financial statements for these errors. To remedy the material weakness described above, we engaged additional resources to review any similar transactions. These changes were implemented during the first quarter of 2007.

Remediation Status

To remedy the material weaknesses described above we have instituted additional procedures and engaged additional resources to review any similar transactions during the fourth quarter of 2006 and first quarter of 2007.

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

We Have Incurred Net Losses to Date and Depend on Outside Capital. Our accumulated deficit as of September 30, 2006 was $24,959. We will need to continue to conduct significant research, development, testing and regulatory compliance activities which, together with projected general and administrative expenses, we expect will result in substantial operating losses for the next several years. Accordingly, we will not be generating sales or other revenue and will remain dependent on outside sources of financing during that time. If we are unable to raise funds from outside sources for our continuing operations, we may be adversely affected.

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

EXHIBIT INDEX

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