Form 10-Q
period 2007-06-30
PRO PHARMACEUTICALS INC
filed 2007-08-10
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2007 was 40,364,792.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

		PAGE
	PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and June 30, 2006 and for the Cumulative Period From Inception (July 10, 2000) to June 30, 2007	4

	Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the Six Months Ended June 30, 2007	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and June 30, 2006, and for the Cumulative Period From Inception (July 10, 2000) to June 30, 2007	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	19

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 6.	Exhibits	22

SIGNATURES		23

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands except share and per share data)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,380	$773
Prepaid expenses and other current assets	120	163
Certificate of deposit	—	5,000

Total current assets	$2,500	$5,936

PROPERTY AND EQUIPMENT – NET	91	112
RESTRICTED CASH	69	59
INTANGIBLE ASSETS – NET	320	256

TOTAL ASSETS	$2,980	$6,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$428	$340
Accrued expenses	538	512
Convertible debt instrument	434	5,137

Total current liabilities	$1,400	$5,989

WARRANT LIABILITIES	872	371
OTHER LONG TERM LIABILITIES	33	25

Total liabilities	$2,305	$6,385

CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,364,792 and 32,518,643 issued and outstanding at June 30, 2007 and December 31, 2006 respectively; Undesignated shares, $.01 par value; 10,000,000 shares authorized, none issued and outstanding	$40	$32
Additional paid-in capital	31,900	25,673
Deficit accumulated during the development stage	(31,265)	(25,727)

Total stockholders’ equity (deficit)	$675	$(22)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,980	$6,363

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2007
	2007	2006	2007	2006
OPERATING EXPENSES:
Research and development	$668	$998	$1,336	$1,452	$14,864
General and administrative	1,104	1,101	2,360	2,371	20,413

Total operating expenses	$(1,772)	$(2,099)	$(3,696)	$(3,823)	$(35,277)
OTHER INCOME AND EXPENSE
Interest income	18	43	80	70	715
Interest expense	(29)	(582)	(325)	(908)	(4,426)
Change in fair value of convertible debt instrument	15	526	(1,096)	(3,233)	(3,490)
Change in fair value of warrant liabilities	1,804	2,342	(501)	(202)	11,213

Total other income and (expense)	$1,808	$2,329	$(1,842)	$(4,273)	$4,012

NET INCOME (LOSS)	$36	$230	$(5,538)	$(8,096)	$(31,265)

NET INCOME (LOSS) PER SHARE—BASIC	$0.00	$0.01	$(0.15)	$(0.29)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	40,364,792	27,735,713	37,596,303	27,525,562
NET LOSS PER SHARE—DILUTED	$0.00	$(0.03)	$(0.15)	$(0.29)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	40,364,792	27,750,263	37,596,303	27,525,562

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED) (dollars in thousands except share data)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Number of Shares	Amount
BALANCE, JANUARY 1, 2007	32,518,643	$32	$25,673	$(25,727)	$(22)
Net loss	—	—	—	(5,538)	(5,538)
Common stock issued related to convertible debenture redemptions	7,846,149	8	5,907	—	5,915
Stock-based compensation expense	—	—	320	—	320

BALANCE, JUNE 30, 2007	40,364,792	$40	$31,900	$(31,265)	$675

See notes to unaudited condensed consolidated financial statements

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six Months Ended June,		Cumulative Period from Inception (July 10, 2000) to June 30, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,538)	$(8,096)	$(31,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	34	408
Stock-based compensation expense	320	225	1,792
Non-cash interest expense	315	908	4,261
Change in fair value of convertible debt instrument	1,096	3,233	3,490
Change in fair value of warrant liabilities	501	202	(11,213)
Write off of intangible assets	—	—	147
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	11	28	(117)
Accounts payable and accrued expenses	114	(497)	1,084
Other long term liabilities	8	—	33

Net cash used in operating activities	$(3,140)	$(3,963)	$(31,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity (purchase) of certificate of deposit	$5,000	$(5,000)	$—
Purchases of property and equipment	(2)	(28)	(416)
Increase in restricted cash	(10)	—	(69)
Increase in patents costs and other assets	(74)	(56)	(441)

Net cash provided by (used in) investing activities	$4,914	$(5,084)	$(926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	$—	$—	$25,309
Net proceeds from issuance of convertible debt instruments	—	9,300	10,621
Repayment of convertible debt instruments	(167)	—	(1,253)
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	$(167)	$9,300	$34,686

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,607	253	2,380
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	773	4,466	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,380	$4,719	$2,380

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$10	$—	$107

NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	—	—	1,172

Conversion of accrued expenses into common stock	—	—	303

Cashless exercise of employee stock options	—	—	74

Conversion and redemptions of convertible notes and accrued interest into common stock	5,915	2,654	12,243

Conversion of extension costs related to convertible notes into common stock	—	—	171

Conversion of prepaid interest into common stock	(32)	49	—

Issuance of warrants to induce conversion of notes payable	—	—	503

Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollar amounts in thousands)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of June 30, 2007 and the results of its operations for the three and six months ended June 30, 2007 and June 30, 2006 and the cumulative period from inception (July 10, 2000) through June 30, 2007, the statement of stockholders (deficit) equity for the six months ended June 30, 2007 and its cash flows for the six months ended June 30, 2007 and June 30, 2006 and for the cumulative period from inception (July 10, 2000) to June 30, 2007. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2006.

As shown in the unaudited condensed consolidated financial statements, the Company incurred net losses of $31,265 for the cumulative period from inception (July 10, 2000) through June 30, 2007. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through June 30, 2007, the Company has raised $35,930 in capital through sale and issuance of common stock, common stock purchase warrants, and debt securities in public and private offerings. From inception (July 10, 2000) through June 30, 2007, the Company has used $31,380 of cash in its operations. At June 30, 2007, the Company had $2,380 of cash and cash equivalents to fund future operations.

In July 2007, in order to conserve cash, employees took a 50% pay reduction and reduced other expenses thereby extending the Company’s cash runway. Management believes there is sufficient cash to fund operations through at least September 2007. The Company is actively pursuing additional sources of financing and other strategic alternatives.

On June 22, 2007, the Company received a notice from the American Stock Exchange ( “Amex”) Listing Qualifications Department that it is reviewing the Company’s eligibility for continued listing. Specifically, the notice cited that the Company does not comply with the Amex’s minimum $2 million stockholders’ equity when combined with losses from continuing operations and/or net losses in two of its last three years set forth in Section 1003 (a) (i) of the Amex Company Guide. To facilitate the review, the Company has been asked to provide a specific plan and timeframe to achieve and sustain compliance with all Amex market listing requirements. The letter states that the Company may be granted up to 18 months to return to compliance with the Amex listing requirements. On July 23, 2007, the Company timely submitted a plan to the Amex to return to compliance within the specified period of time. The Company has not yet received a response from the Amex.

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

The fair value of the options granted is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2007
	2007	2006
Risk-free interest rate	4.45%	4.81%	3.16%
Expected life of the options	5 years	5 years	3.63 years
Expected volatility of the underlying stock	95%	65%	91%
Expected dividend rate	None	None	None

Stock-based compensation expense for both employees and non-employees totaled $145 and $94 for the three months ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006, stock-based compensation expense was $320 and $225, respectively.

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

Members of the Board of Directors receive stock options for each Board and Committee meeting attended. The options are typically granted in the year following service. The Company expenses the value of stock options as earned. In the three and six month periods ended June 30, 2007 Board members earned approximately 22,000 and 36,500 stock options respectively.

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2007 through June 30, 2007:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2007	3,059,354	$1.90 –5.80	$3.60
Granted	823,500	1.01	1.01
Options expired	(85,000)	5.16 – 5.80	5.35
Options cancelled	(45,000)	1.01	1.01

Outstanding, June 30, 2007	3,752,854	$1.01 – 4.05	$3.02

The following tables summarize information about stock options outstanding at June 30, 2007:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.01 – $2.82	1,205,500	5.45	$1.48	413,834	$2.01
$2.92 – $4.05	2,547,354	5.10	$3.75	2,319,023	$3.75

	3,752,854	5.22	$3.02	2,732,857	$3.49

No options were granted during the three month periods ended June 30, 2007 and 2006. The weighted–average grant date fair value for options granted during the six month periods ended June 30, 2007 and 2006 and the cumulative period from inception (July 10, 2000) to June 30, 2007 was $.74, $2.22 and $1.83, respectively. No options vested during the three month periods ended June 30, 2007 and 2006. The total fair value of options vested during the six month periods ended June 30, 2007 and 2006 and the cumulative period from inception (July 10, 2000) to June 30, 2007 was $403, $158 and $5,559, respectively. During the three and six month periods ended June 30, 2007, 60,000 and 85,000 options expired respectively. During the three and six month periods ended June 30, 2007 45,000 options were forfeited. During the three and six month periods ended June 30, 2006 15,000 options were forfeited.

As of June 30, 2007 there were 1,019,997 unvested options which will vest as follows: 71,666 in 2007, 390,005 in 2008, 334,995 in 2009 and 223,331 in 2010. Total expected unrecognized compensation cost related to such unvested options is $950, which is expected to be recognized over a weighted–average period of 1.2 years. As of June 30, 2007, there is no intrinsic value of outstanding options, fully vested options or exercisable options based on the Company’s closing common stock price of $0.35 as of June 30, 2007.

There was no cash received from employees as a result of employee stock option exercises during the three and six month periods ended June 30, 2007 and 2006 and during the cumulative period from inception (July 10, 2000) to June 30, 2007. There were no options exercised during the three and six month periods ended June 30, 2007 and 2006 and the intrinsic value of options exercised for the cumulative period from inception was $74 resulting from the cashless exercise of options in October 2003.

3.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
Legal and accounting fees	$142	$215
Scientific and clinical fees	308	198
Accrued payroll and vacation	79	87
Other	9	12

Total	$538	$512

4.	CONVERTIBLE DEBT AND WARRANT LIABILITIES

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of June 30, 2007. These warrants are classified as warrant liabilities with the exception of the 2001 Placement Agent Warrants which expire on February 1, 2012 and are classified in additional paid-in capital:

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
2001 Placement Agents	110,000	$3.50	February 1, 2002	February 1, 2012
October 2003 PIPE Transaction (1)
2003 Investor Warrants	657,293	$4.75	October 2, 2003	October 2, 2008
April 2004 PIPE Transaction (2)
April 2004 Investor Warrants	618,056	$4.82	April 7, 2004	April 7, 2009

August 2004 PIPE Transaction
August 2004 Investor Warrants	2,000,000	$4.20	February 13, 2005	August 12, 2009
August 2004 Placement Agent Warrants	100,000	$4.20	February 13, 2005	August 12, 2009
February 2006 PIPE Transaction
2006 Investor Warrants (3)	4,493,296	$1.00	August 15, 2006	August 14, 2011
2006 Investor Warrants (4)	149,031	$3.35	August 15, 2006	August 14, 2011
2006 Placement Agent Warrants	149,031	$3.35	August 15, 2006	August 14, 2011

Total	8,276,707

(1)	The exercise price of the warrants has been adjusted from $5.29 per share to $4.75 per share due to the subsequent issuance of equity related instruments.

(2)	The exercise price of the warrants has been adjusted from $5.30 per share to $4.82 per share due to the subsequent issuance of equity related instruments.
(3)	The exercise price of the warrants has been adjusted from $3.35 per share to $1.00 per share and an additional 3,152,014 warrants were issued in connection with the Waiver and Exchange Agreement dated March 20, 2007, entered into with certain holders of the 7% Convertible Debentures.
(4)	Original investor warrants not subject to the Waiver and Exchange Agreement dated March 20, 2007.

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

A summary of changes in the Debentures and Warrant Liabilities is as follows:

	Fair Value of Debentures	Fair Value of Warrant Liabilities	Total
Balance December 31, 2006	$5,137	$371	$5,508
Redemptions, at net carrying amount (1)	(555)		(555)
Redemptions pursuant to the Waiver and Exchange Agreement at net carrying amount (2)	(5,315)		(5,315)
Payments in cash	(167)		(167)
Amortization of debt discount	238		238
Fair value adjustment	1,096	501	1,597

Balance June 30, 2007	$434	$872	$1,306

(1)	Represents redemptions in common stock of principal value of $480 and a fair value adjustment of $75. These amounts plus $29 of accrued interest were credited to common stock and additional paid in capital.

(2)	Represents payments in common stock of principal value of $3,889, a debt discount charge of $302 and a fair value credit of $1,728. These amounts plus $16 of accrued interest were credited to common stock and additional paid in capital.

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

Key assumptions used to apply these models as of June 30, 2007 and December 31, 2006 are as follows:

	Warrants		Debentures
	2007	2006	2007	2006
Risk free interest rate	4.91% - 4.96%	4.71% - 5.00%	4.74%	5.00%
Expected life	1.26 years - 4.13 years	0.25 years - 5.08 years	0.50 years	1 year
Expected volatility of common share price	93% - 95%	65% - 80%	170%	104%
Common share price	$0.35	$0.45	$0.35	$0.45

5.	EARNINGS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method and convertible debenture using the if-converted method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and six month period ended June 30, 2007 and the six month period ended June 30, 2006, all stock options, warrants and potential shares related to conversion of the convertible debentures were excluded from the computation of diluted net loss per share. For the three month period ended June 30, 2006 all stock options and convertible debentures and 3,722,497 warrants were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock options and warrants at June 30, 2007, and 2006 totaled approximately 12,029,561 and 8,421,195 respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income (loss)-basic	$36	$230	$(5,538)	$(8,096)
Fair value adjustment related to warrant liabilities	—	(927)	—	—

Net Loss-diluted	$36	$(697)	$(5,538)	$(8,096)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding-basic	40,364,792	27,735,713	37,596,303	27,525,562
Incremental common shares related to warrants	—	14,550	—	—

Weighted average common shares outstanding-diluted	40,364,792	27,750,263	37,596,303	27,525,562

Earnings Per Share
-Basic	0.00	0.01	(0. 15)	(0.29)
-Diluted	0.00	(0.03)	(0. 15)	(0.29)

6.	INCOME TAXES

The Company has established a full valuation allowance equal to the amount of its deferred tax assets as the realization of such assets is uncertain. In addition, the Company’s effective tax rate is zero for the periods reserved due to the full valuation allowance and lack of other income tax obligations.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the total amount of unrecognized tax benefits was $1,031, $880 of which, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s full valuation allowance. As a result of the implementation of FIN 48, the Company did not recognize an increase in tax liability for the unrecognized tax benefits because the Company has net operating loss carry forwards and has established a full valuation allowance. There have been no changes in unrecognized tax benefits as a result of tax positions taken during the current period.

The Company is subject to U.S. Federal income tax as well as income tax of certain state jurisdictions. The tax years ranging from 2000 through 2006 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

Since the Company’s net deferred tax assets and the unrecognized tax benefits determined under FIN 48 would not result in a cash payment, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits. Should the Company incur interest and penalties related to income taxes, those amounts would be included in income tax expense.

7.	CONTINGENCIES

In January 2004, Dr. Platt, the Company’s Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In its filing in February 2004, GlycoGenesys asserted counterclaims against the Company and Dr. Platt alleging tortious interference and misappropriation of proprietary rights. The counterclaims seek monetary damages and injunctive relief related to the Company’s intellectual property. In March 2004, the Company and Dr. Platt answered the counterclaims and denied any liability. In June 2004, the Court allowed, without opposition, a motion of GlycoGenesys for leave to file a supplemental counterclaim against the Company for defamation and unfair competition. On February 2, 2006, GlycoGenesys filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code, which stayed the counterclaim litigation proceedings. On June 1, 2006, the bankruptcy court approved a motion by GlycoGenesys to convert the proceeding to Chapter 7 liquidation. On October 23, 2006, the judge issued an order allowing the liquidation sale of certain GlycoGenesys assets to Marlborough Research and Development, Inc. including the counterclaim lawsuit. Marlborough Research and Development, Inc. has changed its name to Prospect Therapeutics, Inc. and is continuing the counterclaim lawsuit against the Company and Dr. Platt. The Company believes these claims are without merit and intends to contest them vigorously. Additionally, the Company believes that any impact on the financial statements is neither probable nor reasonably estimable and therefore no amounts have been recorded as of June 30, 2007.

Pursuant to Board approval, the Company has agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims. In the three and six month periods ended June 30, 2007 the Company incurred no expenses in connection with this defense. Through June 30, 2007 the Company has incurred cumulative expenses of approximately $438 in connection with this defense.

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

All of our product candidates are in preclinical and clinical development. We currently have one product candidate – DAVANAT® – in clinical development. In general, in order to commercialize our present and future product candidates, we are required to successfully complete preclinical studies and clinical trials and obtain regulatory approvals. The requirements for regulatory approval include:

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

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of $31,265 for the cumulative period from inception (July 10, 2000) through June 30, 2007. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, general and administrative activities and costs related to our debt financings, including interest and changes in debt carried at fair value. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

We are currently dosing patients in two Phase II clinical trials. The first trial is a Phase II line 1 trial for colorectal cancer patients with DAVANAT®, 5-FU, Leucovorin and Avastin®. The second trial is a Phase II line 1 trial with DAVANAT® and 5-FU.

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

On June 22, 2007, we received a notice from the American Stock Exchange Listing Qualifications Department that it is reviewing our eligibility for continued listing. Specifically, the notice cited that we do not comply with the Amex’s minimum $2 million stockholders’ equity when combined with losses from continuing operations and/or net losses in two of its last three years set forth in Section 1003 (a) (i) of the Amex Company Guide. To facilitate the review, we have been asked to provide a specific plan and timeframe to achieve and sustain compliance with all Amex market listing requirements. The letter states that we may be granted up to 18 months to return to compliance with the Amex listing requirements. On July 23, 2007, we timely submitted a plan to the Amex to return to compliance within the specified period of time. We have not yet received a response from the Amex.

Through June 30, 2007, we have raised approximately $35,930 in capital principally through the sale and issuance of common stock, common stock warrants and debt securities in public and private offerings. From inception (July 10, 2000) through June 30, 2007, we used cash of $31,380 for our operations. At June 30, 2007, we had $2,380 of cash and cash equivalents available to fund future operations, which we believe is sufficient to fund our operations through at least September 2007.

Because we lack revenue and must continue our research and development, we must continually identify new sources of capital and complete financing transactions in order to continue our business. We must continually monitor the monthly “burn rate” of our capital resources.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Research and Development Expenses. Research and development expenses were $668 during the three months ended June 30, 2007, or a 33% decrease as compared to $998 incurred in during the three months ended June 30, 2006. We generally categorize research and development expenses as either direct external expense, comprised of amounts paid to third party vendors for services, or all other expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and preclinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We have one product candidate – DAVANAT® – in clinical trials at this time. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 were as follows:

	Three Months Ended June 30,
	2007	2006
Direct external expenses
Clinical programs	$309	$570
Pre-clinical activities	129	197
All other research and development expenses	230	231

	$668	$998

Clinical trial expenses decreased by approximately $261. The decrease is due principally to clinical trial start-up costs for the Phase II biliary and Phase III European colorectal cancer trials incurred in the second quarter of 2006 which did not occur in the second quarter of 2007. Pre-clinical expenses decreased by $68 to $129 versus $197 in the second quarter of 2006 due to lower activity related to basic research. All other research and development expense is unchanged. In 2006, $23 of stock compensation expense has been reclassified from pre-clinical activities to all other research and development expenses for consistency of presentation with 2007 expenses. In July 2007, employees took salary reductions of 50% and reduced other cash research and development expenses significantly so that we may extend our cash runway as further discussed in the liquidity section of this report. As a result we expect cash research and development expense to decrease by greater than 30% in the third quarter of 2007 as compared to the second quarter of 2007. We expect total year research and development expenses to decrease in 2007 as compared to 2006.

We expect to file with the FDA under Rule 505(b)(2) for approval to sell DAVANAT® as a functional excipient in either the fourth quarter of 2007 or the first quarter of 2008. We plan to focus our research and development spending on preparing this filing and on our Phase II biliary cancer trial.

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

General and Administrative Expenses. General and administrative expenses were $1,104 during the three months ended June 30, 2007, resulting in a $3 increase as compared to $1,101 incurred during the three months ended June 30, 2006. General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. Payroll expenses decreased by approximately $100 in 2007 as compared to 2006 due principally to the elimination of an accrual for incentive compensation in 2007. This decrease was offset by an increase in legal and accounting expenses of approximately $70 due to expenses related to financings and restatements of financial statements previously filed. All other general and administrative expenses increased by approximately $33 due to a combination of higher space lease and all other expenses. In July 2007 employees took salary reductions of 50% and reduced other cash general and administrative expenses so that we may extend our cash runway as further discussed in the liquidity section of this document. As a result we expect cash general and administrative expense to decrease by approximately 30% in the third quarter of 2007 as compared to the second quarter of 2007. We expect total year general and administrative expenses to decrease in 2007 as compared to 2006.

Other Income and Expense. Other income and expense for the three months ended June 30, 2007 was income of $1,808 as compared to income of $2,329 for the three months ended June 30, 2006. Of the $521 decrease in other income, $1,049 is due to lower non-cash fair value charges associated with our convertible debenture and warrant liabilities and $25 is due to lower interest income. This was offset by a decrease in interest expense of $553 due to the lower outstanding convertible debenture balance resulting from redemptions and conversions.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Research and Development Expenses. Research and development expenses were $1,336 during the six months ended June 30, 2007 a decrease of $116 or 8%, as compared to $1,452 incurred during the six months ended June 30, 2006. Please see explanation above contained in the three month analysis for a description of what is included in research and development expenses.

Our research and development expenses for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005 were as follows:

	Six Months Ended June 30,
	2007	2006
Direct external expenses
Clinical programs	$592	$681
Pre-clinical activities	206	293
All other research and development expenses	538	478

	$1,336	$1,452

Clinical trial costs decreased by approximately $89. This was due to reduction of approximately $227 in expenses related to the late stage patient Phase II DAVANAT®/5-FU Colorectal Cancer trial and the Phase I DAVANAT®/5-FU Colorectal Cancer trial which have been completed. In addition a reduction of approximately $191 in 2007 as compared to 2006 is due to lower expenses related to our Phase III European colorectal cancer trial which we have put on hold so that we may focus our resources on our two current Phase II trials as they present an opportunity to provide results more quickly and more cost effectively. These reductions have been offset by an increase in expenses of approximately $329 associated with our two current Phase II trials (Phase II line 1 colorectal trial with DAVANAT®/5-FU Leucovorin and Avastin® and Phase II line 1 biliary cancer trial with DAVANAT®/5-FU ). Pre-clinical expenses in 2007 decreased by approximately $87 versus 2006 due to lower research activity. Other research and development costs increased by approximately $60 due to a combination of higher space lease expense and higher stock compensation expense. In 2006, $62 of stock compensation expense has been reclassified from pre-clinical activities to all other research and development expenses for consistency of presentation with 2007 expenses.

General and Administrative Expenses. General and administrative expenses were $2,360 during the six months ended June 30, 2007, a decrease of $11 as compared to $2,371 incurred during the six months ended June 30, 2006. Please see explanation above contained in the three month analysis for a description of what is included in general and administrative expenses. Payroll expenses decreased by approximately $124 due principally to the elimination of an accrual for incentive compensation in 2007. Legal expenses decreased by approximately $244. Legal expenses associated with the GlycoGenesys litigation decreased by approximately $365 and were offset by an increase in legal expenses of approximately $170 associated with our convertible debenture redemption and related share registration initiatives and our financing initiatives. All other legal expense, principally associated with general corporate matters decreased by $49. Accounting expense increased approximately $182 due principally to restatement of financial statements previously filed and stock-based compensation expense increased by approximately $65. All other general and administrative expense increased by approximately $110 due to an increase in filing fees associated with our convertible debenture, an increase in rent expense and modest increases in other areas of spending.

Other Income and Expense. Other income and expense for the six months ended June 30, 2007 was $1,842 of expense compared to $4,273 of expense for the six months ended June 30, 2006 or a decrease in expense of $2,431. Of this decrease in expense, $1,838 was due to a non-cash gain for fair value accounting associated with our convertible debenture and our warrant liabilities. Interest expense decreased by $583 due to the lower outstanding convertible debenture balance resulting from redemptions and conversions and interest income increased by $10.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of June 30, 2007, we had raised a total of $35,930 from these offerings and had $2,380 of available cash and cash equivalents.

Net cash used in operations decreased by $823 to $3,140 for the six months ended June 30, 2007 from $3,963 for the six months ended June 30, 2006. This is due to a decrease in working capital needs of $602 and a decrease in cash operating expenses of $221.

Net cash provided by investing activities was $4,914 as compared to a $5,084 use of cash in the same period for 2006. A $5,000 certificate of deposit was invested in the 2006 period and matured in the 2007 period. Fixed asset purchases decreased by $26 and were offset by increased patent expenditures of $18 in the six months ended June 30, 2007 versus the six months ended June 30, 2006 and restricted cash increased by $10.

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

Cash of $167 was used to repay our convertible debenture in the six months ended June 30, 2007. At June 30, 2007 $389 of principal remains outstanding on our convertible debenture. This amount will be repaid in monthly payments of $56 of principal plus accrued interest in accordance with the terms of the debenture agreement and will be fully repaid on January 1, 2008. In accordance with the terms of the Waiver and Exchange Agreement these payments may be made in shares if our stock is at or above $0.85 per share. Net cash provided by financing activities in the first half of 2006 was $9,300 which we raised in a private placement of 7% Convertible Debentures and common stock purchase warrants.

At June 30, 2007 our cash and cash equivalents on hand were $2,380. In July of 2007, in order to conserve cash, employees took salary reductions of 50% and significantly reduced other cash expenses. As a result of these reductions, we believe our cash operating expense in the third quarter will be approximately $1.2 million. We have implemented these reductions to provide additional time for us to raise cash through a debt or equity based financing or through partnerships with bio-pharmaceutical companies. We believe there is sufficient cash to fund operations through at least September 2007. We believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Payments Due Under Contractual Obligation

The following table summarizes the payments due under our contractual obligations at June 30, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt instrument	$398	$398	$—
Operating leases	1,063	247	785	31	—

Total payments due under contractual obligations	$1,461	$645	$785	$31	$—

The convertible debt instrument consists of scheduled principal and interest payments on our 7% Convertible Debentures. Remaining principal of $389 is payable in monthly installments through January 1, 2008 (November 30, 2007 if repaid in shares). Interest accrues at the rate of 7% and is payable monthly. Remaining interest due is $9. Principal and interest may be paid, at our option, in cash or shares of our common stock. Under the March 20, 2007 Waiver and Exchange Agreement with investors who redeemed their outstanding principal, we may not make payments in shares unless our share price is at or above $0.85. Because investors may convert principal into common stock, at any time, at their option, the timing of principal and interest payments may accelerate relative to this schedule.

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

We adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the total amount of unrecognized tax benefits was $1,031, $880 of which, if recognized, would affect the effective tax rate prior to the adjustment for our full valuation allowance. As a result of the implementation of FIN 48, we did not recognize an increase in tax liability for the unrecognized tax benefits because we have recorded a full valuation allowance against net operating loss carry forwards and has established a full valuation allowance. There have been no changes in unrecognized tax benefits as a result of the tax positions taken during the current period.

We are subject to U.S. Federal income tax as well as income tax of certain state jurisdictions. The tax years ranging from 2000 through 2006 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

Since our net deferred tax asset and the unrecognized tax benefits determined under FIN 48 would not result in a cash payment, we have not accrued for any interest and penalties relating to these unrecognized tax benefits. Should we incur interest and penalties related to income taxes, those amounts would be included in income tax expense.

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

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of June 30, 2007, we had $872 of outstanding warrant liabilities. We account for the warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934). Based on this evaluation, our CEO and CFO concluded that (i), as of June 30, 2007, our disclosure controls and procedures were effective, and (ii) during the quarter ended June 30, 2007, no change in our internal control over financial reporting has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION (dollars in thousands)

Item 1.	Legal Proceedings

In January 2004, Dr. Platt, our Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In its filing in February 2004, GlycoGenesys asserted counterclaims against us and Dr. Platt alleging tortious interference and misappropriation of proprietary rights. The counterclaims seek monetary damages and injunctive relief related to our intellectual property. In March 2004, we and Dr. Platt answered the counterclaims and denied any liability. In June 2004, the Court allowed, without opposition, a motion of GlycoGenesys for leave to file a supplemental counterclaim against us for defamation and unfair competition. On February 2, 2006, GlycoGenesys filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code, which stayed the counterclaim litigation proceedings. On June 1, 2006, the bankruptcy court approved a motion by GlycoGenesys to convert the proceeding to Chapter 7 liquidation. On October 23, 2006, the judge issued an order allowing the liquidation sale of certain GlycoGenesys assets to Marlborough Research and Development, Inc. including the counterclaim lawsuit. Marlborough Research and Development, Inc. has changed its name to Prospect Therapeutics, Inc. and is continuing the counterclaim lawsuit against us and Dr. Platt. We believe these claims are without merit and intend to contest them vigorously. We believe that any impact on the financial statements is neither probable nor reasonably estimable and therefore no amounts have been recorded as of June 30, 2007.

Pursuant to Board approval, we agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims. No expenses have been incurred during the six month period ended June 30, 2007 in connection with this defense. Through June 30, 2007, we have incurred cumulative expenses of approximately $438 in connection with this defense.

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

Our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors at Item 1A of Part I. The risks we face have not changed materially during the six month ended June 30, 2007 except as listed below.

Risks Related to Our Stock.

We Are Not in Compliance with the Continuing Listing Requirements of the American Stock Exchange. On June 22, 2007, we received a notice from the American Stock Exchange ( “Amex”) Listing Qualifications Department that it is reviewing our eligibility for continued listing. Specifically, the notice cited that we do not comply with the Amex’s minimum $2 million stockholders’ equity when combined with losses from continuing operations and/or net losses in two of its last three years set forth in Section 1003 (a) (i) of the Amex Company Guide. To facilitate the review, we timely provided The Amex a specific plan and timeframe to achieve and sustain compliance with all Amex market listing requirements. The Amex could, however, reject our plan and begin delisting proceedings. If we are delisted, our ability to raise capital may be diminished.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of our stockholders at our Annual Meeting of Stockholders held on May 24, 2007.

1. Stockholders who voted elected for one year terms the eight persons nominated by management to serve on our Board of Directors. The votes were as follows:

Name of Director	Votes For	Votes Withheld
Mildred S. Christian, Ph.D.	24,793,207	11,643,497
Dale H. Conaway, D.V.M.	24,814,619	11,622,085
Henry S. Esber, Ph.D.	24,811,619	11,625,085
James T. Gourzis, M.D., Ph.D.	24,791,207	11,645,497
S. Colin Neill	24,808,275	11,628,429
David Platt, Ph.D.	24,718,710	11,717,994
Steven Prelack	24,785,453	11,651,251
Jerald K.Rome	24,785,453	11,651,251

2. Stockholders who voted ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007. The vote was as follows: 35,543,047 votes in favor; 636,904 votes against; and 256,753 abstentions.

3. Stockholders who voted approved a proposal to change the present articles of incorporation to allow shareholders to nominate directors directly that are qualified. The voting was as follows: 11,030,778 votes in favor; 8,798,986 votes against; 1,141,262 abstentions; and 14,465,678 broker non-votes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2007.

PRO-PHARMACEUTICALS, INC.

By:	/s/ David Platt
Name:	David Platt, Ph.D.
Title:	Chief Executive Officer

/s/ Carl L. Lueders
Name:	Carl L. Lueders
Title:	Chief Financial Officer