Form 10-Q
period 2007-09-30
PRO PHARMACEUTICALS INC
filed 2007-11-14
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2007 was 40,364,792.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

		PAGE
	PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and September 30, 2006, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2007	4

	Condensed Consolidated Statement of Stockholders’ Deficit for the Nine Months Ended September 30, 2007	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and September 30, 2006, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2007	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4.	Controls and Procedures	20

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	21

ITEM 6.	Exhibits	21

SIGNATURES		22

Part I—Financial Information

Item 1. Unaudited Condensed Financial Statements

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands except share and per share amounts)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,138	$773
Prepaid expenses and other current assets	80	163
Certificate of deposit	—	5,000

Total current assets	$1,218	$5,936

PROPERTY AND EQUIPMENT – NET	80	112
RESTRICTED CASH	70	59
INTANGIBLE ASSETS – NET	315	256

TOTAL ASSETS	$1,683	$6,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$573	$340
Accrued expenses	463	512
Convertible debt instrument	275	5,137

Total current liabilities	$1,311	$5,989

WARRANT LIABILITIES	2,088	371
OTHER LONG TERM LIABILITIES	36	25

Total liabilities	$3,435	$6,385

CONTINGENCIES (Note 7)
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,364,792 and 32,518,643 issued and outstanding at September 30, 2007 and December 31, 2006, respectively; Undesignated shares, $.01 par value; 10,000,000 shares authorized, none issued and outstanding	$40	$32
Additional paid-in capital	32,059	25,673
Deficit accumulated during the development stage	(33,851)	(25,727)

Total stockholders’ deficit	$(1,752)	$(22)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,683	$6,363

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2007
	2007	2006	2007	2006
OPERATING EXPENSES:
Research and development	$332	$863	$1,668	$2,315	$15,196
General and administrative	1,036	1,066	3,396	3,437	21,449

Total operating expenses	$(1,368)	$(1,929)	$(5,064)	$(5,752)	$(36,645)
OTHER INCOME AND EXPENSE
Interest income	11	36	91	106	726
Interest expense	(18)	(520)	(343)	(1,428)	(4,444)
Change in fair value of convertible debt instrument	5	744	(1,091)	(2,489)	(3,485)
Change in fair value of warrant liabilities	(1,216)	7,340	(1,717)	7,138	9,997

Total other income and (expense)	$(1,218)	$7,600	$(3,060)	$3,327	$2,794

NET INCOME (LOSS)	$(2,586)	$5,671	$(8,124)	$(2,425)	$(33,851)

NET INCOME (LOSS) PER SHARE—BASIC	$(0.06)	$0.20	$(0.21)	$(0.09)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	40,364,792	28,600,489	38,519,133	27,884,020
NET INCOME (LOSS) PER SHARE—DILUTED	$(0.06)	$0.18	$(0.21)	$(0.09)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	40,364,792	30,426,401	38,519,133	27,884,020

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) (dollars in thousands except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount
BALANCE JANUARY 1, 2007	32,518,643	$32	$25,673	$(25,727)	$(22)
Net loss	—	—	—	(8,124)	(8,124)
Common stock issued related to convertible debenture redemptions	7,846,149	8	5,907	—	5,915
Stock-based compensation expense	—	—	479	—	479

BALANCE, SEPTEMBER 30, 2007	40,364,792	$40	$32,059	$(33,851)	$(1,752)

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,124)	$(2,425)	$(33,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49	49	424
Stock-based compensation expense	479	305	1,951
Non-cash interest expense	328	1,428	4,274
Change in fair value of convertible debt instrument	1,091	2,489	3,485
Change in fair value of warrant liabilities	1,717	(7,138)	(9,997)
Write off of intangible assets	—	—	147
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	51	77	(77)
Accounts payable and accrued expenses	184	(283)	1,154
Other long term liabilities	11	22	36

Net cash used in operating activities	$(4,214)	$(5,476)	$(32,454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity (purchase) of certificate of deposit	$5,000	$(5,000)	$—
Purchase of property and equipment	(2)	(96)	(416)
Increase in restricted cash	(11)	—	(70)
Increase in patents costs and other assets	(74)	(69)	(441)

Net cash provided by (used in) investing activities	$4,913	$(5,165)	$(927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	$—	$—	$25,309
Net proceeds from issuance of convertible debt instruments	—	9,300	10,621
Repayment of convertible debt instruments	(334)	—	(1,420)
Proceeds from shareholder advances	—	—	9

Net cash (used in) provided by financing activities	$(334)	$9,300	$34,519

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	365	(1,341)	1,138
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	773	4,466	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,138	$3,125	$1,138

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$15	$—	$112

NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	—	—	1,172

Conversion of accrued expenses into common stock	—	—	303

Cashless exercise of employee stock options	—	—	74

Conversion and redemptions of convertible notes and accrued interest into common stock	5,915	3,900	12,243

Conversion of extension costs related to convertible notes into common stock	—	—	171

Conversion of prepaid interest into common stock	(32)	(49)	—

Issuance of warrants to induce conversion of notes payable	—	—	503

Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollar amounts in thousands except share and per share amounts)

1.	BASIS OF PRESENTATION AND SUBSEQUENT EVENT

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of September 30, 2007, and the results of its operations for the three and nine months ended September 30, 2007 and September 30, 2006 ,and the cumulative period from inception (July 10, 2000) through September 30, 2007, the statement of stockholders’ deficit for the nine months ended September 30, 2007 and its cash flows for the nine months ended September 30, 2007 and September 30, 2006 and the cumulative period from inception (July 10, 2000) through September 30, 2007. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2006.

As shown in the unaudited condensed consolidated financial statements, the Company incurred net losses of $33,851 for the cumulative period from inception through September 30, 2007. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception through September 30, 2007, the Company has raised $35,930 in capital through sale and issuance of common stock, common stock purchase warrants, and debt securities in public and private offerings. From inception through September 30, 2007, the Company has used $32,454 of cash in its operations. At September 30, 2007, the Company had $ 1,138 of cash and cash equivalents to fund future operations.

In July 2007, in order to conserve cash, employees took an approximate 50% pay reduction and reduced other expenses thereby extending the Company’s cash runway. In October 2007, in connection with a private placement of our securities, we entered into Securities Purchase and Registration Rights Agreements with a series of accredited investors who purchased units of offered securities in a transaction exempt from the registration requirements of the Securities Act of 1933. As of November 9, 2007, we have raised approximately $1,547. As a result of these initiatives, we believe there is sufficient cash to fund operations through at least December 2007. The Company is actively pursuing additional sources of financing and other strategic alternatives.

On June 22, 2007, the Company received a notice from the American Stock Exchange (“Amex”) Listing Qualifications Department that it is reviewing the Company’s eligibility for continued listing. Specifically, the notice cited that the Company does not comply with the Amex’s $2 million stockholders’ equity when combined with losses from continuing operations and /or net losses in two of its last three years set forth in Section 1003 (a) (i) of the Amex Company Guide. To facilitate the review, the Company was asked to provide a specific plan and timeframe to achieve and sustain compliance with all Amex market listing requirements. The letter stated that the Company may be granted up to 18 months to return to compliance with the Amex listing requirements. On July 23, 2007, the Company timely submitted a plan to the Amex to return to compliance within the specified period of time. On September 13, 2007, the Company received notice from Amex Staff that they accepted the Company’s plan of compliance and granted the Company an extension until October 13, 2008 to regain compliance with the continued listing standards. The Company will be subject to periodic review by Amex Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being de-listed from the American Stock Exchange.

The Company is subject to a number of risks similar to those of other development-stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, dependence on third-party collaborators for research operations, need for regulatory approval of products, successful protection of intellectual property, and competition with larger, better-capitalized companies. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company’s cost structure. There are no assurances, however, that the Company will be able to obtain additional financing on favorable terms, or at all, or successfully market its products.

Impact of New Accounting Standards – In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Company will be required to adopt SFAS 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS.159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company will be required to adopt SFAS 159 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of SFAS 159 and has not yet determined the impact, if any, of its adoption on its consolidated financial statements.

2.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which was adopted January 1, 2006, using the modified prospective transition method. The Company has two stock-based compensation plans where the Company’s common stock has been made available for option grants as part of the Company’s compensation programs (the “Plans”). These Plans are described in more detail in the 2006 Form 10-K.

The fair value of the options granted is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2007
	2007	2006
Risk-free interest rate	4.45%	4.81%	3.16%
Expected life of the options	5 years	5 years	3.63 years
Expected volatility of the underlying stock	95%	65%	91%
Expected dividend rate	None	None	None

Stock-based compensation expense for both employees and non-employees totaled $159 and $80 for the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, stock-based compensation expense was $479 and $305, respectively.

Pursuant to the 2001, Pro-Pharmaceuticals, Inc. Employee Stock Incentive Plan, the Company on March 8, 2007 granted to its employees, as a retention incentive, options to purchase 715,000 shares of its common stock exercisable at $1.01 per share and to the members of the Board of Directors, in consideration of special services, options to purchase 67,000 shares of its common stock exercisable at $1.01 per share. Pursuant to the 2003 Pro-Pharmaceuticals, Inc. Non-Employee Director Stock Incentive Plan, on March 8, 2007, the Company granted to each of its non-management directors, in consideration of their service on the Board of Directors in 2006, options to purchase shares of its common stock, exercisable at $1.01 per share. The grants ranged from 2,500 to 9,000 options per Director and totaled 41,500 stock options.

Members of the Board of Directors receive stock options for each Board and Committee meeting attended. The options are typically granted in the year following service. The Company expenses the value of stock options as earned. In the three and nine month periods ended September 30, 2007, Board members earned approximately 14,500 and 51,000 stock options respectively.

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2007 through September 30, 2007:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2007	3,059,354	$1.90 – 5.80	$3.60
Granted	823,500	1.01	1.01
Options expired	(85,000)	5.16 – 5.80	5.35
Options cancelled	(45,000)	1.01	1.01

Outstanding, September 30, 2007	3,752,854	$1.01 – 4.05	$3.02

The following tables summarize information about stock options outstanding at September 30, 2007:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.01 – $2.82	1,205,500	5.20	$1.48	413,834	$2.01
$2.92 – $4.05	2,547,354	4.85	$3.75	2,319,023	$3.75

	3,752,854	4.96	$3.02	2,732,857	$3.49

No options were granted during the three month periods ended September 30, 2007 and 2006. The weighted–average grant date fair value for options granted during the nine month periods ended September 30, 2007 and 2006 and the cumulative period from inception (July 10, 2000) to September 30, 2007 was $0.74, $2.22 and $1.83 respectively. No options vested during the three month periods ended September 30, 2007 and 2006. The total fair value of options vested during the nine month periods ended September 30, 2007 and 2006 and the cumulative period from inception (July 10, 2000) to June 30, 2007 was $403, $158 and $5,559, respectively. During the three and nine month periods ended September 30, 2007, 85,000 options were forfeited. During the three and nine month periods ended September 30, 2006, 15,000 options were forfeited.

As of September 30, 2007 there were 1,019,997 unvested options which will vest as follows: 71,666 in 2007, 390,005 in 2008, 334,995 in 2009 and 223,331 in 2010. Total expected unrecognized compensation cost related to such unvested options is $806, which is expected to be recognized over a weighted–average period of 1.1 years. As of September 30, 2007, there is no intrinsic value of outstanding options, fully vested options or exercisable options based on the Company’s closing common stock price of $0.67 as of September 30, 2007.

No cash was received from employees as a result of employee stock option exercises during the three and nine month periods ended September 30, 2007 and 2006, and during the cumulative period from inception (July 10, 2000) to September 30, 2007. No options were exercised during the three and nine month periods ended September 30, 2007 and 2006, and the intrinsic value of options exercised for the cumulative period from inception was $74 resulting from the cashless exercise of options in October 2003.

3.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
Legal and accounting fees	$153	$215
Scientific and clinical fees	220	198
Accrued payroll and vacation	81	87
Other	9	12

Total	$463	$512

4.	CONVERTIBLE DEBT INSTRUMENT AND WARRANT LIABILITIES

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of September 30, 2007. These warrants are classified as warrant liabilities with the exception of the 2001 Placement Agent Warrants which expire on February 1, 2012 and are classified in additional paid-in capital:

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

A summary of changes in the Debentures and Warrant Liabilities is as follows:

	Fair Value of Debentures	Fair Value of Warrant Liabilities	Total
Balance December 31, 2006	$5,137	$371	$5,508
Redemptions, at net carrying amount (1)	(555)		(555)
Redemptions pursuant to the Waiver and Exchange Agreement at net carrying amount (2)	(5,315)		(5,315)
Payments in cash	(334)		(334)
Amortization of debt discount	251		251
Fair value adjustment	1,091	1,717	2,808

Balance September 30, 2007	$275	$2,088	$2,363

(1)	Represents redemptions in common stock of principal value of $480 and a fair value adjustment of $75. These amounts plus $29 of accrued interest were credited to common stock and additional paid in capital.
(2)	Represents payments in common stock of principal value of $3,889, a debt discount charge of $302 and a fair value credit of $1,728. These amounts plus $16 of accrued interest were credited to common stock and additional paid in capital.

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

Key assumptions used to apply these models as of September 30, 2007 and December 31, 2006 are as follows:

	Warrants		Debentures
	2007	2006	2007	2006
Risk free interest rate	3.87% -4.13%	4.71% - 5.00%	4.12%	5.00%
Expected life	1.01 years - 3.87 years	0.25 years - 5.08 years	0.25 years	1 year
Expected volatility of common share price	95%	65% - 80%	100%	104%
Common share price	$0.67	$0.45	$0.67	$0.45

5.	EARNINGS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method and convertible debenture using the if-converted method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and nine month periods ended September 30, 2007 and the nine months ended September 30, 2006, all stock options and warrants and potential shares related to conversion of the convertible debentures were excluded from the computation of diluted net loss per share. For the three months ended September 30, 2006, the convertible debenture was included in the computation of diluted net income per share, but all stock options and warrants were excluded from the computation of diluted net income per share, since to include them would be anti-dilutive. Dilutive shares which could exist pursuant to the exercise of outstanding stock options and warrants at September 30, 2007, and 2006 totaled approximately 12,029,561 and 8,421,195 respectively.

Three Months Ended September 30, 2006
Net Income-basic	$5,671
Interest expense adjustment related to convertible debenture	520
Fair value adjustment related to convertible debenture	(744)

Net Income-diluted	$5,447

Weighted average common shares outstanding-basic	28,600,489
Incremental shares related to convertible debenture	1,825,912

Weighted average common shares outstanding-diluted	30,426,401

Earnings Per Share
-Basic	$0.20
-Diluted	$0.18

6.	INCOME TAXES

The Company has established a full valuation allowance equal to the amount of its deferred tax assets as the realization of such assets is uncertain. In addition, the Company’s effective tax rate is zero for the periods reserved due to the full valuation allowance and lack of other income tax obligations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of uncertain income tax positions taken on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting for interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of adopting FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.

The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the total amount of unrecognized tax benefits was $1,031, $880 of which, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s full valuation allowance. As a result of the implementation of FIN 48, the Company did not recognize an increase in tax liability for the unrecognized tax benefits because the Company has net operating loss carry forwards and has established a full valuation allowance. There have been no changes in unrecognized tax benefits as a result of tax positions taken during the year.

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

In January 2004, Dr. Platt, the Company’s Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In its filing in February 2004, GlycoGenesys asserted counterclaims against the Company and Dr. Platt alleging tortious interference and misappropriation of proprietary rights. The counterclaims seek monetary damages and injunctive relief related to the Company’s intellectual property. In March 2004, the Company and Dr. Platt answered the counterclaims and denied any liability. In June 2004, the Court allowed, without opposition, a motion of GlycoGenesys for leave to file a supplemental counterclaim against the Company for defamation and unfair competition. On February 2, 2006, GlycoGenesys filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code, which stayed the counterclaim litigation proceedings. On June 1, 2006, the bankruptcy court approved a motion by GlycoGenesys to convert the proceeding to Chapter 7 liquidation. On October 23, 2006, the judge issued an order allowing the liquidation sale of certain GlycoGenesys assets to Marlborough Research and Development, Inc. including the counterclaim lawsuit. Marlborough Research and Development, Inc. has changed its name to Prospect Therapeutics, Inc. and is continuing the counterclaim lawsuit against the Company and Dr. Platt. The Company filed a motion for summary judgment with the Court on November 8, 2007. Limited discovery may still be undertaken. The Company believes these claims are without merit and intends to contest them vigorously. Additionally, the Company believes that any impact on the financial statements is neither probable nor reasonably estimable and therefore no amounts have been recorded as of September 30, 2007.

Pursuant to Board approval, the Company has agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims. In the three and nine month periods ended September 30, 2007 the Company incurred no expenses in connection with this defense. Through September 30, 2007 the Company has incurred cumulative expenses of approximately $438 in connection with this defense.

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

All of our product candidates are in pre-clinical and clinical development. We currently have one product candidate – DAVANAT® – in clinical development. In general, in order to commercialize our present and future product candidates, we are required to successfully complete preclinical studies and clinical trials and obtain regulatory approvals. The requirements for regulatory approval include:

•	pre-clinical toxicology, pharmacology and metabolism studies, as well as in-vivo efficacy studies in relevant animal models of disease;

•	manufacturing of product candidates for use in pre-clinical studies and clinical trials and ultimately for commercial supply;

•

submission of the results of pre-clinical studies and information regarding manufacturing and control and proposed clinical protocol to the U.S. Food and Drug Administration (FDA) in an investigational new drug application (IND), or similar filings with regulatory agencies outside the United States;

•	conduct of clinical trials designed to provide data and information regarding the safety and efficacy of the product candidate in humans; and

•	submission of all the results of testing to the FDA in a new drug application (NDA), or similar filings with regulatory agencies outside the United States.

Upon approval by the appropriate regulatory authorities we may commence commercial marketing and distribution of the product. This process typically takes several years to complete and requires the expenditure of substantial resources. Any delay in obtaining or failure to obtain required approvals will materially adversely affect our ability to generate revenues from commercial sales relating to our drug candidates. We do not expect to file an NDA for a product candidate before 2008. We anticipate our source of funding for the next several years to come from either financing transactions or collaborations with pharmaceutical companies.

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of $33, 851 for the cumulative period from inception (July 10, 2000) through September 30, 2007. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, general and administrative activities and costs related to our debt financings, including interest and changes in debt and warrants carried at fair value. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

We are currently dosing patients in a Phase II trial for patients with colorectal cancer with DAVANAT®/ 5-FU, Leucovorin and Avastin®, and a Phase II trial for patients with biliary cancer with DAVANAT®/5-FU.

On July 9, 2007, we updated the progress of our Phase II clinical trial for first-line treatment of metastatic, unresectable colorectal cancer patients who are unable to tolerate irinotecan and/or oxaliplatin, and our Phase II clinical trial for first-line treatment of biliary cancer patients. Treatment for both indications may represent orphan drug status for DAVANAT®, the Company’s target delivery compound.

On July 23, 2007, we announced that we had entered into a research agreement with one of the world’s largest bio-pharmaceutical companies to enhance the efficacy and safety of its multi-billion dollar chemotherapeutic drug utilizing, DAVANAT®, our proprietary target delivery compound. DAVANAT® has shown in both pre-clinical and clinical studies to improve not only the efficacy of cytotoxic drugs like 5-FU, but also to reduce side effects associated with this therapy. The goal of the research agreement is to investigate the application of DAVANAT® with the bio-pharmaceutical’s novel chemotherapy to improve its pharmacokinetic (PK) and pharmacodynamic (PD) profile to enhance treatment against cancer.

Through September 30, 2007, we have raised approximately $35,930 in capital principally through the sale and issuance of common stock, common stock warrants and debt securities in public and private offerings. From inception (July 10, 2000) through September 30, 2007, we used cash of $32,454 for our operations. At September 30, 2007, we had $1,138 of cash and cash equivalents available to fund future operations. As of November 9, 2007, we raised approximately $1,547 through a private placement. As a result of this new cash on hand, we believe there is sufficient cash to fund operations through at least December 2007

Because we lack revenue and must continue our research and development, we must continually identify new sources of capital and complete financing transactions in order to continue our business. We must continually monitor the monthly “burn rate” of our capital resources.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Research and Development Expenses. Research and development expenses were $332 during the three months ended September 30, 2007, or a 62% decrease as compared to $863 incurred in during the three months ended September 30, 2006. We generally categorize research and development expenses as either direct external expense, comprised of amounts paid to third party vendors for services, or all other expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and preclinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We have one product candidate – DAVANAT® – in clinical trials at this time. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 were as follows:

	Three Months Ended September 30,
	2007	2006
Direct external expenses
Clinical programs	$83	$515
Pre-clinical activities	76	111
All other research and development expenses	173	237

	$332	$863

Clinical trial expenses decreased by approximately $432. The decrease is due principally to clinical trial start-up costs for the Phase II biliary and Phase III European colorectal cancer trials incurred in the third quarter of 2006 which did not occur in the third quarter of 2007. Pre-clinical expenses decreased by $35 to $76 as compared with $111 in the third quarter of 2006 due to lower activity related to basic research. All other research and development expense decreased by approximately $64 due to the salary reductions as stated below. In July 2007, employees took salary reductions of approximately 50% and reduced other cash research and development expenses significantly so that we may extend our cash runway as further discussed in the liquidity section of this report. We expect total year research and development expenses to decrease in 2007 as compared to 2006.

We expect to file with the FDA a New Drug Application (NDA) under Rule 505(b)(2) for approval to sell DAVANAT® as a functional excipient in 2008. We plan to focus our research and development spending on preparing this filing and on our ongoing Phase II biliary and colorectal cancer trials.

Both the time required and costs we may incur in order to commercialize a product candidate that would result in material net cash inflow are subject to numerous variables, and hence we are unable at this stage of our development to forecast useful estimates. Variables that make estimates difficult include the number of clinical trials we may undertake, the number of patients needed to participate in the clinical trial, patient recruitment uncertainties, trial results as to the safety and efficacy of our product, and uncertainties as to the regulatory agency response to our trial data prior to receipt of marketing approval. Moreover, the FDA or other regulatory agencies may suspend clinical trials if we or an agency believes patients in the trial are subject to unacceptable risks, or find deficiencies in the conduct of the clinical trial. Delays or rejections may also occur if governmental regulation or policy changes during our clinical trials or in the course of review of our clinical data. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of costs and completion of our program and the period during which material net cash inflows will commence are unavailable at this time.

General and Administrative Expenses. General and administrative expenses were $1,036 during the three months ended September 30, 2007, resulting in a $30 decrease as compared to $1,066 incurred during the three months ended September 30, 2006. Legal and accounting expenses were essentially flat as legal litigation expense increases of approximately $375 were offset by decreases in expenses related to financing initiatives and intellectual property. Non-cash stock compensation expenses increased by approximately $60. This increase was offset by reductions in payroll of approximately $30 as employees took reduced salaries and other spending was reduced by approximately $60 in order to conserve cash. The payroll reduction of $30 consists primarily of approximately $110 in reduced salaries offset by the reversal of an incentive compensation accrual of $80 in the third quarter of 2006. We expect total year general and administrative expenses to decrease in 2007 as compared to 2006.

Other Income and Expense. Other income and expense for the three months ended September 30, 2007 was expense of $1,218 as compared to income of $7,600 for the three months ended September 30, 2006. Of the $8,818 decrease in other income, $9,295 is due to higher non-cash fair value charges associated with our convertible debenture and warrant liabilities and $25 is due to lower interest income. This was offset by a decrease in interest expense of $502 due to the lower outstanding convertible debenture balance resulting from redemptions and conversions.

Nine Months Ended September30, 2007 Compared to Nine Months Ended September 30, 2006

Research and Development Expenses. Research and development expenses were $1,668 during the nine months ended September 30, 2007 a decrease of $647 or 28%, as compared to $2,315 incurred during the nine months ended September 30, 2006. Please see explanation above contained in the three month analysis for a description of what is included in research and development expenses.

Our research and development expenses for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006 were as follows:

	Nine Months Ended September 30,
	2007	2006
Direct external expenses
Clinical programs	$674	$1,196
Pre-clinical activities	282	466
All other research and development expenses	712	653

	$1,668	$2,315

Clinical trial costs decreased by approximately $522. The decrease was due to a reduction of approximately $499 in expenses related to the Phase II DAVANAT®/5-FU Colorectal Cancer trial and the Phase I DAVANAT®/5-FU Colorectal Cancer trial which were completed in 2006. In addition, a reduction of approximately $397 in 2007 as compared to 2006 is due to lower expenses related to our Phase III European colorectal cancer trial which we have put on hold so that we may focus our resources on our two current Phase II trials as they present an opportunity to provide results more quickly and more cost effectively. These reductions have been offset by an increase in expenses of approximately $374 associated with our two current Phase II trials (Phase II colorectal cancer trial with DAVANAT®/5-FU, Leucovorin and Avastin® and Phase II biliary cancer trial with DAVANAT®/5-FU ). Pre-clinical expenses in 2007 decreased by approximately $184 versus 2006 due to lower research activity. Other research and development costs increased by approximately $59 due to a combination of higher space lease expense and higher stock compensation expense.

General and Administrative Expenses. General and administrative expenses were $3,396 during the nine months ended September 30, 2007, a decrease of $41 as compared to $3,437 incurred during the nine months ended September 30, 2006. Please see explanation above contained in the three month analysis for a description of what is included in general and administrative expenses. Payroll expenses decreased by approximately $153 due principally to salary reductions. Legal and accounting expenses decreased by approximately $56, due principally to lower costs associated with our financing initiatives These decreases were offset by increases in non-cash stock compensation expenses of approximately $127 and $41 of all other spending including rent associated with our move to new leased premises in August 2006.

Other Income and Expense. Other income and expense for the nine months ended September 30, 2007 was $3,060 of expense compared to $3,327 of income for the nine months ended September 30, 2006 or an increase in expense of $6,387. Of this increase in expense, $7,457 was due to a non-cash loss for fair value accounting associated with our convertible debenture and our warrant liabilities. Interest expense decreased by $1,085 due to the lower outstanding convertible debenture balance resulting from redemptions and conversions. Interest income decreased by $15.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of September 30, 2007, we had raised a total of $35,930 from these offerings and had $1,138 of available cash and cash equivalents as of September 30, 2007.

Net cash used in operations decreased by $1,262 to $4,214 for the nine months ended September 30, 2007 from $5,476 for the nine months ended September 30, 2006. This is due to a decrease in working capital needs of $430 and a decrease in cash operating expenses of $832.

Net cash provided by investing activities was $4,913 as compared to a $5,165 use of cash in the same period for 2006. A $5,000 certificate of deposit was invested in the 2006 period and matured in the 2007 period. Fixed asset purchases decreased by $94 and were offset by increased patent expenditures of $5 in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006 and restricted cash increased by $11.

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

Cash of $334 was used to repay our convertible debenture in the nine months ended September 30, 2007. At September 30, 2007, $222 of principal remains outstanding on our convertible debenture. This amount will be repaid in monthly payments of $56 of principal plus accrued interest in accordance with the terms of the debenture agreement and will be fully repaid on January 1, 2008. In accordance with the terms of the Waiver and Exchange Agreement these payments may be made in shares if our stock is at or above $0.85 per share. Net cash provided by financing activities in the first half of 2006 was $9,300 which we raised in a private placement of 7% Convertible Debentures and common stock purchase warrants.

At September 30, 2007, our cash and cash equivalents were $1,138. In July 2007, in order to conserve cash, employees took an approximate 50% pay reduction and reduced other expenses thereby extending our cash runway. In October 2007, in connection with a private placement of our securities, we entered into Securities Purchase and Registration Rights Agreements with a series of accredited investors who purchased units of offered securities. As of November 9, 2007, we have raised approximately $1,547. As a result of these initiatives, we believe there is sufficient cash to fund operations through at least December 2007.

Payments Due Under Contractual Obligation

The following table summarizes the payments due under our contractual obligations at September 30, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt instrument	$226	$226	$—
Operating leases	1,000	246	754	—	—

Total payments due under contractual obligations	$1,226	$472	$754	$—	$—

The convertible debt instrument consists of scheduled principal and interest payments on our 7% Convertible Debentures. Remaining principal of $222 is payable in monthly installments through January 1, 2008 (November 30, 2007 if repaid in shares). Interest accrues at the rate of 7% and is payable monthly. Remaining interest due is $4. Principal and interest may be paid, at our option, in cash or shares of our common stock. Under the March 20, 2007 Waiver and Exchange Agreement with investors who redeemed their outstanding principal, we may not make payments in shares unless our share price is at or above $0.85. Because investors may convert principal into common stock, at any time, at their option, the timing of principal and interest payments may accelerate relative to this schedule.

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

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of September 30, 2007, we had $2,088 of outstanding warrant liabilities. We account for the warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934). Based on this evaluation, our CEO and CFO concluded that (i), as of September 30, 2007, our disclosure controls and procedures were effective, and (ii) during the quarter ended September 30, 2007, no change in our internal control over financial reporting has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION (dollars in thousands)

Item 1.	Legal Proceedings

In January 2004, David Platt, Ph.D., our Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. In its filing in February 2004, GlycoGenesys asserted counterclaims against us and Dr. Platt alleging tortious interference and misappropriation of proprietary rights. The counterclaims seek monetary damages and injunctive relief related to our intellectual property. In March 2004, we and Dr. Platt answered the counterclaims and denied any liability. In June 2004, the Court allowed, without opposition, a motion of GlycoGenesys for leave to file a supplemental counterclaim against us for defamation and unfair competition. On February 2, 2006, GlycoGenesys filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code, which stayed the counterclaim litigation proceedings. On June 1, 2006, the bankruptcy court approved a motion by GlycoGenesys to convert the proceeding to Chapter 7 liquidation. On October 23, 2006, the judge issued an order allowing the liquidation sale of certain GlycoGenesys assets to Marlborough Research and Development, Inc. including the counterclaim lawsuit. Marlborough Research and Development, Inc. has changed its name to Prospect Therapeutics, Inc. and is continuing the counterclaim lawsuit against us and Dr. Platt. We filed a motion for summary judgment with the Court on November 8, 2007. Limited discovery may still be taken. We believe these claims are without merit and intend to contest them vigorously. We believe that any impact on the financial statements is neither probable nor reasonably estimable and therefore no amounts have been recorded as of September 30, 2007.

Pursuant to Board approval, we agreed to indemnify Dr. Platt for the expenses of his defense of the counterclaims. No expenses have been incurred during the nine month period ended September 30, 2007 in connection with this defense. Through September 30, 2007, we have incurred cumulative expenses of approximately $438 in connection with this defense.

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

Our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors at Item 1A of Part I. The risks we face have not changed materially during the nine months ended September 30, 2007 except as listed below.

Risks Related to Our Stock.

We Are Not in Compliance with the Continuing Listing Requirements of the American Stock Exchange. On June 22, 2007, we received a notice from the American Stock Exchange (“Amex”) Listing Qualifications Department that it is reviewing our eligibility for continued listing. Specifically, the notice cited that we do not comply with the Amex’s minimum $2 million stockholders’ equity when combined with losses from continuing operations and/or net losses in two of its last three years set forth in Section 1003 (a) (i) of the Amex Company Guide. To facilitate the review, we timely provided the Amex a specific plan and timeframe to achieve and sustain compliance with all Amex market listing requirements. On September 13, 2007, we received notice from Amex Staff that they accepted our plan of compliance and granted the Company an extension until October 13, 2008 to regain compliance with the continued listing standards. We will be subject to periodic review by Amex Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being de-listed from the American Stock Exchange. If we are delisted, our ability to raise capital may be diminished.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2007.

PRO-PHARMACEUTICALS, INC.

By:	/s/ David Platt
Name:	David Platt, Ph.D.
Title:	Chief Executive Officer

By:	/s/ Anthony D. Squeglia
Name:	Anthony D. Squeglia
Title:	Chief Financial Officer