Form 10-K
period 2007-12-31
PRO PHARMACEUTICALS INC
filed 2008-03-28
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 29, 2007 was $11,046,971.

The number of shares outstanding of the registrant’s common stock as of March 28, 2008 was 47,864,792.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in such statements. We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, the following: uncertainties as to the utility and market for our potential products; uncertainties associated with pre-clinical and clinical trials of our product candidates; our limited experience in product development and expected dependence on potential licensees and collaborators for commercial manufacturing, sales, distribution and marketing of our potential products; possible development by competitors of competing products and technologies; lack of assurance regarding patent and other protection of our proprietary technology; compliance with and change of government regulation of our activities, facilities and personnel; uncertainties as to the extent of reimbursement for our potential products by government and private health insurers; our dependence on key personnel; our history of operating losses and accumulated deficit; and economic conditions related to the biotechnology and biopharmaceutical industry. We cannot assure you that we have identified all the factors that create uncertainties. Readers should not place undue reliance on forward-looking statements.

PART I

Item 1.	Business

We are a development-stage company engaged in the discovery, development, and commercialization of first-in-class, targeted therapeutic compounds for advanced treatment of cancer, liver, microbial and inflammatory diseases. Our initial focus is the development of a new generation of anti-cancer treatments using carbohydrate polymers to increase survival and improve the quality of life for cancer patients. DAVANAT®, our lead pipeline candidate, is a new, proprietary chemical entity that is currently in Phase II trials for first-line treatment of colorectal and biliary cancer.

Our proprietary technologies are target therapies that can also be used to treat other serious diseases such as liver and kidney fibrosis. We entered into research collaborations with the Mount Sinai School of Medicine to study the anti-fibrotic effects of our novel carbohydrate compounds on liver fibrosis and with Brigham and Women’s Hospital to evaluate the anti-fibrotic effects of these compounds to treat acute and chronic kidney disease. Our first-in-class, novel carbohydrate compounds significantly reduced collagen expression and reversed fibrosis in animal models. Whereas previously, in vitro data indicated a reversal of fibrosis markers, in this proof-of-concept animal study, the compounds clearly reduced collagen expression and reversed liver fibrosis.

We were incorporated under Nevada law in January 2001 and in May of that year acquired a Massachusetts corporation engaged in the business we now undertake. We have a wholly-owned Delaware subsidiary that we formed in 2003 to hold our cash and cash equivalents in a tax efficient manner

Background on Carbohydrates

In order to function biologically, living organisms require the capability to recognize cellular information and trigger and perform biochemical reactions. Organisms as complex as human beings require systems with extraordinarily large capacity to recognize and translate information on a molecular level because of the tremendous number of different molecular messages that must be quickly and unambiguously deciphered, accepted or rejected. To accomplish this important task, a class of molecules capable of great variation in shape, orientation and composition is required. Carbohydrates serve this function in the body because they have the large range of structural properties, including linkage variations, branching and anomeric isomers, that enables them to provide the required cellular recognition capabilities. These complex molecules are also referred to as polysaccharides or complex sugars.

The particular role of carbohydrates, in this regard, is recognition of molecular information that triggers biological reactions. These activities include signal transmission, cell recognition, interaction and binding by other cells, hormones and viruses. Carbohydrates often accomplish this by working with lectins, which are carbohydrate binding proteins that exist on cells. Biological processes that involve lectin binding include a vast array of cell-cell interactions including infections, toxins and many physiological processes such as control and spread of metastasis.

Strengths and Strategies

Focus on novel therapeutic opportunities provided by carbohydrates.    As a result of their structural complexity, carbohydrates have not received as much scientific attention as nucleic acids and proteins, and are not as well understood. Carbohydrate molecules, which are essential to the transmission and recognition of cellular information, have been shown to play an important role in major diseases including cancer, cardiovascular disease, Alzheimer’s disease, inflammatory disease and viral infections. We believe this offers a largely untapped area for treatment of disease including chemotherapeutics, infection treatment, vaccines and antibiotics. Our company is one of the pioneers focused on development of carbohydrate-based drugs.

Leverage extensive scientific expertise.    Our scientists have substantial expertise, developed over decades, in the area of carbohydrates. Our team includes David Platt, our Chief Executive Officer, Anatole Klyosov, our Chief Scientist, and Eliezer Zomer, our Executive Vice President — Manufacturing and Product Development. Dr. Platt, a chemical engineer, has conducted research in therapeutic application of carbohydrate technology for 20 years and holds many patents. Dr. Klyosov, who headed the Carbohydrate Research Laboratory at the USSR Academy of Sciences and taught at Harvard Medical School, holds more than 20 patents. Dr. Zomer, a biochemist and holder of more than 20 patents, has more than 20 years experience in the regulatory arena involving pharmaceutical products, development and diagnostics. We believe that this expertise, supplemented by members of our Scientific and Medical Advisory Boards, provides us with a substantial advantage in this relatively new area of drug development.

Apply our technology to broad range of applications.    Our research indicates that DAVANAT® also has broad application. Following development of DAVANAT® in combination with chemotherapies and biologics, we plan to combine it with other drugs to extend its use to treat other serious diseases. Pre-clinical studies indicate that DAVANAT® and other proprietary carbohydrates we have in development may have application for advanced treatment of liver, microbial and inflammatory diseases. This could substantially increase the marketability of our products.

Product Development

We are initially developing a pipeline of compounds that may be combined with chemotherapies and biologics so as to improve the clinical benefit to patients. Based on our pre-clinical research, we believe DAVANAT®, when combined with chemotherapies and biologics, can significantly increase the clinical benefit to cancer patients by extending survival and increasing quality of life.

We are developing other carbohydrate-based therapeutic compounds for treatment of other serious disease, such as liver and kidney fibrosis. These product candidates are all in the pre-clinical stage of development.

DAVANAT®

DAVANAT®, our lead product candidate in development, is a proprietary carbohydrate (polysaccharide) polymer comprised of mannose and galactose carbohydrates, that is derived from plant sources has a precisely defined chemical structure. It is the galactomannan isolated from seeds of Cyamopsis Tetragonoloba, and subjected to a controlled partial chemical and physical degradation.

We believe the mechanism of action for DAVANAT® is based upon interaction with lectins, which are cell surface proteins that bind only to a particular kind of carbohydrate. DAVANAT® is formulated to attach to specific lectins (Galectins), which are abundant on the surface of tumor cells, while selectively avoiding healthy tissue. The galactose residue side chain attached to the carbohydrate polymer backbone targets lectin receptors that are specific and over-expressed on cancer cells. The receptor effectively interacts with the carbohydrate and chemotherapy and/or biologic combination and assists in the accumulation of the chemotherapy in the cancer cell. This may allow for administration of higher doses of chemotherapy thereby increasing efficacy while reducing toxicity.

Pre-clinical Studies of DAVANAT®

Our pre-clinical studies demonstrate that DAVANAT® when used in combination with chemotherapies and biologics may improve the clinical benefit to cancer patients. Pre-clinical studies also demonstrated delayed tumor growth and tumor shrinkage against a control group of animals when DAVANAT® was used in combination with standard therapies. These studies demonstrated that DAVANAT® can be used effectively with different chemotherapies and biologics.

Clinical Trial Development of DAVANAT®

Our clinical trial data to date in late stage cancer patients shows that DAVANAT® extends median survival and improves quality of life. We are currently conducting clinical trials with first line colorectal and biliary cancer patients to demonstrate increased efficacy of DAVANAT® and to further support that this occurs with no increase in key toxicity indicators.

•

Phase I Trial for Third- and Fourth- Line Patients with Solid Tumors.    In 2005, we completed a Phase l study to evaluate DAVANAT®, alone and in combination with chemotherapy, to treat solid tumors in a trial of 40 end-stage patients with advanced solid tumors who failed chemotherapy, radiation therapy, and/or surgical treatments. The objective of the open label study was to evaluate the safety and tolerability of escalating doses of DAVANAT® (30-280mg/m 2) when administered alone and in combination,. The third-and fourth-line cancer patients when entering the study had advanced metastatic tumors that averaged more than 100mm, had progressive disease, and were refractory to chemotherapeutic agents.

Based on objective tumor assessment, the disease was stabilized in 14 of 26 of evaluable patients with measurable disease. Furthermore, 7 of 10 patients were stabilized at the highest dose level of DAVANAT® administered in the sixth and final cohort. Efficacy results are analyzed based on Response Evaluation Criteria in Solid Tumors (RECIST) following completion of the second cycle of treatment. RECIST defines stable disease as “[n]either sufficient shrinkage to qualify for Partial Response (more than 30% shrinkage) nor sufficient increase to qualify for Progressive Disease (greater than 20% increase) taking as reference the smallest sum longest diameter since the treatment started.”

The Phase I data also indicates that DAVANAT® was well tolerated by patients. The maximum tolerated dose was not reached indicating DAVANAT® is safe and has the potential for further dose escalation. Adverse side effects were primarily disease related. Additionally, the results showed that DAVANAT® remained significantly longer in the bloodstream of cancer patients, increasing efficacy with no increase in toxicity.

•

Phase II Trial for End Stage Patients with Third- and Fourth- Line Metastatic Colorectal Cancer.    In 2004, we initiated a Phase II clinical trial to further evaluate DAVANAT® for end-stage patients with third- and fourth-line metastatic colorectal cancer. The multi-center, open label, single-dose level study was designed to evaluate up to 15 patients in stage one, and up to 18 patients in stage two. The study, which was designed to evaluate the efficacy and safety of DAVANAT® in combination with chemotherapy when administered in monthly cycles, had two objectives: (1) to document the rate of response and stabilization of patients with advanced colorectal cancer; and (2) to continue evaluating the safety of the DAVANAT® in combination. Dosing of patients began in May 2005. We stopped recruiting for the study in May 2006 because we achieved our objective. The data for the study indicates that based on objective tumor assessment one patient experienced a partial tumor response and the disease was stabilized in 6 of 20 patients. New data of 20 patients from this trial showed that DAVANAT® extended median survival by more than six months. We tracked these patients and gathered data after they left the trial. The patients entered the trial with disease that progressed despite previously being treated with standard chemotherapies and biologics. Two patients survived more than two years. Data from the trial for all 20 end-stage patients also indicates that DAVANAT® extended median progression free survival to 8.4 weeks.

•

Phase II Trial for First-line Treatment of Patients with Biliary Cancer.    In 2007, we initiated a Phase ll trial for the first-line treatment of patients with biliary cancer. Biliary cancer may represent an opportunity for orphan drug status approval. See “FDA ‘Orphan Drug’ Designation” below under “Government Regulation.” The multi-center, open label, single-dose level study is designed to evaluate up to 42 patients. The study, will evaluate the efficacy and safety of DAVANAT® when administered for at least two monthly cycles or until disease progression. The trial has two objectives: (1) complete/partial tumor response in 20% of patients (17% in the first stage); and (2) the safety of DAVANAT® regimen in this patient population.

•

Phase II Trial for First-line Patients with Colorectal Cancer.    In 2006, we initiated a Phase II trial for first-line treatment of colorectal cancer patients. The multi-center, open label, single-dose level study is designed to evaluate up to 50 patients who are unable to sustain the high toxicity of current intensive combination chemotherapy. The study is expected to evaluate the efficacy and safety of DAVANAT® when administered in combination with the current standard of care in two monthly cycles or until disease progression or toxicity. The primary objectives of the study are a complete or partial response in 33 percent of the patients and a secondary measurement of progression free survival at 6 and 12 months.

Please see “Risks Related to our Company”— Our Drug Candidates Are in Clinical Trials and Results Are Uncertain” for additional discussion of risks related to clinical trials.

Patents and Proprietary Rights

Our success and competitiveness depend on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contract restrictions to protect the proprietary aspects of our technologies. We seek to limit disclosure of our intellectual property by requiring employees, consultants, and any third parties with access to our proprietary information to execute confidentiality agreements and by restricting access to that information.

As of December 31, 2007, we held 5 U.S. patents and have patent applications pending from the U. S. Patent and Trademark Office. Many of our patents and patent applications cover methods and composition for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent. We have corresponding patent applications pending in Europe, Canada, Israel, Brazil, Japan, China and Australia. Additionally, we have patent applications in a number of other areas related to utilizing our carbohydrate-based compounds to treat major disease other than cancer.

Please see “Risks Related to our Company”— We Are a Counterclaim Defendant in a Lawsuit Instituted by CEO David Platt” and “Risks Related to the Drug Development Industry — Our Competitive Position Depends on Protection of Our Intellectual Property” for additional discussion of risks related to protection of our intellectual property based on inventions.

Research

Our initial focus is on the design and analysis of carbohydrate-based compounds to improve the clinical benefit of chemotherapeutic agents and biologics. We contract with independent laboratories and accredited facilities to conduct our research, which is designed, evaluated and managed by our scientists. We do not anticipate building in-house research or development facilities or hiring staff in this connection other than for purposes of designing and managing our out-sourced research.

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

Our research and development expenditures totaled approximately $15.6 million for the cumulative period from inception (July 10, 2000) through December 31, 2007. During the year ended December 31, 2007, 2006 and 2005 our expenditures for research and development were, respectively, approximately $2.05 million, $3.02 million and $3.04 million.

Reports

Our website is www.pro-pharmaceuticals.com. We make available on this site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after the report are filed electronically with the SEC. The reports may be accessed through our investor relations page.

Manufacturing and Marketing

We are a development company at this time and do not intend to establish internal facilities for the manufacture of our products for clinical or commercial production. To have our products manufactured, we have developed and will continue to develop relationships with third-parties that have established manufacturing capabilities.

Because our products are in the development stage, we have not created a sales and marketing staff to commercialize pharmaceutical products. If we develop products eligible for commercial sale, we will need to develop a sales and marketing capability or rely on third parties such as licensees, collaborators, joint venture partners or independent distributors to market and sell those products. Our dependence on third-party manufacturers and marketers will involve risks relating to our reduced control, and other risks including those discussed in “Risk Factors Related to our Company”— We Will Depend on Third Parties to Manufacture and Market Our Products.”

Competition

Many biotechnology and pharmaceutical companies are developing new technologies for the treatment of cancer and other diseases. Technologies such as monoclonal antibodies could be competitive with our carbohydrate-based platforms. Several companies are developing carbohydrate technologies and sequencing of complex sugars to improve or develop new or existing drugs. Other companies are trying to improve the therapeutic profile of widely used protein-based drugs. While these companies may broaden the market for our products they may also provide competitive alternatives to our products.

Please see “Risk Factors Related to the Drug Development Industry — We Face Intense Competition in the Biotechnology and Pharmaceutical Industries” for additional discussion related to our current and potential competition.

Government Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution. Please see “Risks Related to the Drug development Industry”— We Will Need Regulatory Approvals To Commercialize Our Products” for additional discussion of risks related to regulatory compliance.

Drug Approval Process

Drugs may not be marketed in the U.S. until the FDA has approved them. The steps required before a drug may be marketed in the U.S. include (similar rules apply in other countries):

1.	Pre-clinical laboratory tests, animal studies, and formulation studies,

2.	Submission to the FDA of an Investigational New Drug (IND) application for human clinical testing, which must become effective before human clinical trials may begin,

3.	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication,

4.	Submission to the FDA of a New Drug Application (NDA),

5.	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities, at which the drug is produced to assess compliance with current Good Manufacturing Process (cGMP) established by the FDA,

6.	FDA review and approval of the NDA, and

7.	FDA review and approval of a trademark used in connection with a pharmaceutical.

Pre-clinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application, which must become effective before human clinical trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. There is no certainty that submission of an IND will result in the FDA allowing clinical trials to begin.

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

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of a New Drug Application (NDA) requesting approval to market the product for one or more indications. Before approving an NDA, the FDA usually will inspect the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA will issue an approval letter. If the FDA evaluates the NDA submission or the manufacturing facilities as not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Even if an applicant submits the requested additional information, the FDA ultimately may decide that the NDA does not satisfy the regulatory criteria for approval. The testing and approval process requires substantial time, effort, and financial resources, and there is no assurance that any approval will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval.

Please see “Risks Related to the Drug Development Industry — We Will Need Regulatory Approvals to Commercialize Our Products” for additional discussion of regulatory risks related to our drug development program.

FDA Priority Review

FDA procedures provide for priority review of an NDA submitted for drugs that, compared to currently marketed products, offer a significant improvement in the treatment, diagnosis, or prevention of a disease. NDAs that are granted priority review are acted upon more quickly than NDAs given standard review. There can be no guarantee that the FDA will grant priority review status in any instance, that priority review status will affect the time of review, or that the FDA will approve the NDA submitted for any of our product candidates, whether or not priority review status is granted.

Post-Approval Requirements

If FDA approval of one or more of our products is obtained, we will be required to comply with a number of post-approval requirements. For example, holders of an approved NDA are required to report certain adverse reactions to the FDA and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to Current Good Manufacturing Process (cGMP) after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

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

Employees

As of December 31, 2007, we had seven full-time employees, three of whom are involved primarily in management of our pre-clinical research and development and clinical trials and four of whom are involved primarily in financial management and administration of our company. We also have two part-time contract employees, one of whom provides financial management services and the other serves as our medical director.

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

Risks Related to Our Company

We are at an early stage of development and have not generated any revenue.    We are a development-stage company with a limited operating history, and we have not generated any revenues to date. We have no therapeutic products available for sale, and none are expected to be commercially available for several years, if at all. We may never generate revenue or become profitable, even if we are able to commercialize any products.

We have incurred net losses to date and must raise additional capital in 2008.    We have incurred net losses in each year of operation. Our accumulated deficit as of December 31, 2007 was approximately $35.2 million We will need to continue to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial operating losses for the next several years. Accordingly, we do not expect to be generating sales or other revenue and will remain dependent on outside sources of financing during that time. If we are unable to raise funds from outside sources for our continuing operations, we may be adversely affected.

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

Based on approximately $1.3 million of available cash and cash equivalents as of December 31, 2007 and net proceeds of approximately $3.4 million from our registered direct offering completed on February 25, 2008, we believe that we have sufficient capital to fund our operations into October of 2008. We must raise cash before October 2008 or we may not be able to continue operations.

Our drug candidates are based on novel unproven technologies.    Our product candidates are based on novel unproven technologies using proprietary carbohydrate compounds in combination with FDA approved drugs currently used in the treatment of cancer and other diseases. Carbohydrates are difficult to synthesize, and we may not be able to synthesize carbohydrates that would be usable as target delivery vehicles for the anti-cancer drugs we are working with or other therapeutics we plan to develop.

Our drug candidates are in clinical trials and results are uncertain.    We have one product candidate in human clinical trials. Pre-clinical results in animal studies are not necessarily predictive of outcomes in human clinical trials. Clinical trials are expensive, time-consuming and may not be successful. They involve the testing of potential therapeutic agents, or effective treatments, in humans, typically in three phases, to determine the safety and efficacy of the product candidates necessary for an approved drug. Many products in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our products progress successfully through initial human testing, they may fail in later stages of development. We may engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. These trials may not start or be completed as we forecast, or may be unsuccessful.

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

We depend on key individuals to develop our products and pursue collaborations.    We are highly dependent on David Platt, Ph.D., Chief Executive Officer; Anatole Klyosov, Ph.D., Chief Scientist; and Eliezer Zomer, Ph.D., Executive Vice President, Manufacturing and Product Development, each of whom has scientific technical or other business expertise and experience that is critical to our success. The loss of any of these persons, or failure to attract or retain other key personnel, could prevent us from pursuing collaborations or developing our products and core technologies.

We are a counterclaim defendant in a lawsuit instituted by David Platt.    In January 2004, David Platt, our Chief Executive Officer, filed a lawsuit in Massachusetts against GlycoGenesys, Inc. for claims including breach of contract. GlycoGenesys subsequently named us as a counterclaim defendant alleging tortious interference and misappropriation of proprietary rights, and seeks monetary damages and injunctive relief related to our intellectual property. We and Dr. Platt intend to contest these counterclaims vigorously. In October 2006, Marlborough Research and Development, Inc. (now known as Prospect Therapeutics, Inc.) purchased selected assets of GlycoGenesys including this litigation in a bankruptcy liquidation. If we do not prevail there could be a material adverse impact on our financial position, results of operations or cash flows.

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

We are a counterclaim defendant in a lawsuit instituted by our chief executive officer. See “Risks Related to our Company” above.

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

Health care cost containment initiatives and the growth of managed care may limit our returns.    Our ability to commercialize our products successfully will be affected by the ongoing efforts of governmental and third-party payers to contain the cost of health care. These entities are challenging prices of health care products and services, denying or limiting coverage and reimbursement amounts for new therapeutic products, and for FDA-approved products considered experimental or investigational, or which are used for disease indications without FDA marketing approval.

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

Our insurance coverage may not be adequate in all circumstances.    If we commercialize our products, their use by patients could expose us to potential product liability and other claims resulting from alleged injury. This liability may result from claims made directly by consumers or by pharmaceutical companies or others selling such products. Although we currently have insurance coverage for both product liability and professional liability, we may be unable to maintain such insurance on acceptable terms. Any inability to maintain insurance coverage on acceptable terms could prevent or limit the commercialization of any products we develop.

Risks Related to Our Stock

Stock prices for pharmaceutical and biotechnology companies are volatile.    The market price for securities of pharmaceutical and biotechnology companies historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Fluctuations in the trading price or liquidity of our common stock may adversely affect, among other things, the interest in our stock by purchasers on the open market and our ability to raise capital.

We are not in compliance with the continuing listing requirements of the American Stock Exchange.    In June 2007, we received a notice from the American Stock Exchange that it is reviewing our eligibility for continued listing of our common stock. In particular, the exchange noted that we are not in compliance with its minimum stockholders’ equity requirement in two of the last three years. In response to our plan to achieve and sustain compliance with the listing requirements, the exchange granted us an extension until October 13, 2008 to regain compliance with the standards. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by such date could result in our stock being de-listed from the exchange. If we are delisted, our ability to raise capital may be diminished.

We could issue additional common stock, which might dilute the book value of our common stock.    We are authorized to issue 100,000,000 shares of common stock, of which 40,364,792 shares were issued and outstanding on December 31, 2007. We issued and sold an additional 1,742,500 shares of preferred stock in a private placement that we completed on February 4, 2008 that may be converted at any time on a one-for-one basis into an aggregate of 1,742,500 shares of our common stock and an additional 7,500,000 shares of common stock in a registered direct offering that we closed on February 25, 2008. Our board of directors has authority, without action or vote of our stockholders in most cases, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock.

As a “thinly-traded” stock, large sales can place downward pressure on our stock price.    Our common stock, despite certain increases of trading volume from time to time, experiences periods when it could be considered “thinly traded.” Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 9,400 square feet for our executive offices located at 7 Wells Avenue, Newton, Massachusetts. We have a five year lease that commenced in August 2006 with an option to extend for an additional five years. We believe this space is suitable for our present operations and adequate for foreseeable expansion of our business.

Item 3.	Legal Proceedings

In January 2004, David Platt, Ph.D., our Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. GlycoGenesys asserted counterclaims against us and Dr. Platt alleging tortious interference, misappropriation of proprietary rights, defamation and unfair competition, and seeks monetary damages and injunctive relief related to our intellectual property. We and Dr. Platt have denied any liability for the counterclaims. Prospect Therapeutics, Inc. (formerly known as Marlborough Research and Development, Inc.) purchased certain assets including this lawsuit from the GlycoGenesys bankruptcy estate and continues prosecuting the counterclaims against us and Dr. Platt. We filed a motion for summary judgment on November 8, 2007. Limited discovery may still be taken. We believe the counterclaims are without merit and intend to contest them vigorously.

Our Board of Directors authorized indemnification of Dr. Platt for the expenses of his defense of the counterclaims. No expenses have been incurred during the twelve month period ended December 31, 2007 in connection with this defense. Through December 31, 2007, we have incurred cumulative expenses of approximately $438,000 in connection with this defense.

In January 2005, we filed a request with the U.S. Patent and Trademark Office for an inter partes re-examination of U.S. Patent No. 6,680,306 owned by GlycoGenesys, Inc. because we believe that the invention claimed in this patent is anticipated by other inventions (technically, “prior art”), including our U.S. Patent No. 6,645,946 for DAVANAT®. The Patent Office agreed with our argument that all claims stated in the ‘306 patent are anticipated by prior art. The matter is now before the Patent Office for a final decision. We believe that the actions of the Patent Office support our belief that the invention claimed in our DAVANAT® patent is prior art relative to the GlycoGenesys patent.

On January 30, 2008, Custom Equity Research, Incorporated (d/b/a Summer Street Research Partners) filed a lawsuit against us in the Superior Court of the Commonwealth of Massachusetts, alleging claims for breach of contract, declaratory judgment and unjust enrichment arising out of an engagement letter under which Summer Street agreed to provide institutional investment placement services to us. Summer Street claims it is entitled to a placement fee for each placement made during the term of the agreement and for each issuance of securities made or agreed to be made by us from October 17, 2007 through November 16, 2008. On February 20, 2008, we filed a Motion to Dismiss. We believe the lawsuit is without merit and intend to contest it vigorously.

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

Price Range of Common Stock

Our common stock trades under the symbol “PRW” on the American Stock Exchange. The high and low closing prices for our common stock as reported on the American Stock Exchange for the periods indicated below were as follows:

	High	Low
Fiscal Year Ended December 31, 2007
First Quarter	$1.39	$0.25
Second Quarter	$0.93	$0.35
Third Quarter	$0.72	$0.31
Fourth Quarter	$0.89	$0.60

Fiscal Year Ended December 31, 2006
First Quarter	$3.78	$2.85
Second Quarter	$3.98	$3.13
Third Quarter	$3.00	$0.59
Fourth Quarter	$0.97	$0.35

Holders of Common Stock

As of February 25, 2008, there were approximately 230 holders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders. Based on information available to us, we believe there are approximately 4,300 beneficial owners of our shares of our common stock in addition to the record holders.

Dividends

There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of our Board of Directors. Our intention is not to declare cash dividends and retain all cash for our operations.

Recent Sales of Unregistered Securities

On February 4, 2008, we completed a private placement begun in October 2007 in which we sold an aggregate of 1,742,500 units of securities, each unit comprised of one share of our Series A 12% Convertible Preferred Stock (“Series A Preferred”), a warrant exercisable at $1.50 to purchase one share of our common stock, and a warrant exercisable at $2.00 to purchase one share of our common stock. Each unit was offered and sold for $1.00. As of December 31, 2007, we had received gross proceeds of $1,667,500, and during 2008, we received an additional $75,000, resulting in total advance gross proceeds of $1,742,500. Net proceeds after transaction costs were approximately $1.7 million. The securities were offered and sold to accredited investors pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act of 1933.

Each share of the Series A Preferred has voting rights and is convertible at any time at the election of the holder into one share of our common stock subject to adjustment for stock splits, recapitalizations and the like. We may require conversion if the closing price of our common stock exceeds $3.00 for 15 consecutive trading days. Each share of the Series A Preferred accrues interest at 12% per annum payable at our option in cash or shares of common stock valued per share at the higher of $1.00 or 100% of the value weighted average price of our shares of common stock for the 20 consecutive trading days prior to the applicable dividend payment date.

The warrants are exercisable for cash consideration for four years beginning the 181st day after the date of issue. The exercise price is subject to adjustment for stock splits, recapitalizations and the like and in the event of certain business combinations.

Item 6.	Selected Consolidated Financial Data (in thousands except share and per share data)

The following table sets forth financial data for the years ended December 31, 2007, 2006, 2005, 2004, 2003 and for the cumulative period since inception (July 10, 2000) through December 31, 2007. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K.

	Fiscal Year Ended December 31,					Cumulative Period from Inception (July 10, 2000) to December 31, 2007
	2007	2006	2005	2004	2003
	(dollars in thousands)
Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$2,053	$3,019	$3,040	$3,042	$1,950	$15,581
General and administrative	4,402	4,029	3,615	4,262	2,988	22,455

Operating loss	(6,455)	(7,048)	(6,655)	(7,304)	(4,938)	(38,036)
Interest and other income	102	281	111	124	69	737
Interest and other expenses	(3,080)	3,574	(311)	3,410	793	2,139

Total other income and (expense)	(2,978)	3,855	(200)	3,534	862	2,876

Net loss	$(9,433)	$(3,193)	$(6,855)	$(3,770)	$(4,076)	$(35,160)

Net loss per share: basic and diluted (1)	$(0.24)	$(0.11)	$(0.25)	$(0.15)	$(0.19)

Weighted average shares outstanding: basic and diluted	38,980,548	28,472,898	27,315,411	25,750,789	21,360,572

	As of December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Consolidated Balance Sheet Data:
Working capital (2)	$426	$(53)	$3,314	$9,819	$7,318
Total assets	1,782	6,363	4,963	11,110	8,002
Advances received from subscribers for shares of Series A 12% Convertible Preferred Stock and related warrants	1,637	—	—	—	—
Convertible debt instrument	—	5,137	—	—	—
Warrant liabilities	2,069	371	5,936	5,625	1,925
Stockholders’ (deficit) equity	(2,924)	(22)	(2,353)	4,480	5,699

(1)	Basic and net loss per share is the same for each reporting period as the anti-dilutive shares were not included in the per-share calculations.
(2)	Excludes amount stated in “Advances received from subscribers for Series A 12% Convertible Preferred Stock and related warrants”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RECENT EVENTS

On February 25, 2008, in a registered direct offering we issued and sold an aggregate of 7,500,000 shares of our common stock at $0.50 per share for gross proceeds of $3.75 million. Net proceeds were approximately $3.4 million after transaction expenses of approximately $0.3 million. We also sold in the offering an aggregate of 10,500,000 warrants, 7,500,000 of which are exercisable for five years to purchase our common stock at $0.70 per share and 3,000,000 of which are exercisable for four months to purchase shares of our common stock at $0.67 per share. The warrants are not exercisable until August 26, 2008.

We received proceeds of $75,000 subsequent to December 31, 2007, in a private placement begun in October 2007 of our Series A 12% Convertible Preferred Stock and related warrants. Total gross proceeds of this offering were approximately $1.74 million. For additional detail, see Item 5—“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” under “Recent Sales of Unregistered Securities”.

Overview

We are a development-stage company engaged in the discovery, development, and commercialization of first-in-class, therapeutic compounds for advanced treatment of cancer, liver, microbial and inflammatory diseases. Our initial focus is the development of a new generation of anti-cancer treatments using carbohydrate polymers to target deliver chemotherapeutics to reduce toxicity and increase efficacy. DAVANAT®, the Company’s lead pipeline candidate, is currently in Phase II trials for first-line treatment of colorectal and biliary cancer.

Our technology also is being used to rescue drugs that were shelved for toxicity or half-life issues, increase the solubility of existing drugs and as new chemical entities to treat diseases such as liver and kidney fibrosis. We have entered into a research collaboration with the Mount Sinai School of Medicine to study the anti-fibrotic effects of our novel carbohydrate compounds on liver fibrosis, and with Brigham and Women’s Hospital to evaluate the anti-fibrotic effects of these compounds to treat acute and chronic kidney disease. Our first-in-class, novel carbohydrate compounds significantly reduced collagen expression and reversed fibrosis in animal models. Whereas previously, in vitro data indicated a reversal of fibrosis markers, in this proof-of-concept animal study, the compounds clearly reduced collagen expression and reversed liver fibrosis.

Upon approval by the appropriate regulatory authorities, we may commence commercial marketing and distribution of the product. This process typically takes several years to complete and requires the expenditure of substantial resources. Any delay in obtaining or failure to obtain required approvals will materially adversely affect our ability to generate revenues from commercial sales relating to our drug candidates. We may file an NDA for a drug candidate in 2008. We anticipate our source of funding for the next several years to come from either financing transactions or collaborations with other pharmaceutical companies.

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of approximately $35.2 million for the cumulative period from inception (July 10, 2000) through December 31, 2007. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, and general and administrative activities. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

From our inception (July 10, 2000) through December 31, 2007, we have raised approximately $37.6 million principally through the private placements of convertible notes, preferred stock subscriptions, common stock and warrants, and in registered direct offerings of common stock and warrants. From inception through

December 31, 2007, we have expended cash of approximately $33.7 million for our operations. At December 31, 2007, we had approximately $1.3 million of cash and cash equivalents. When combined with approximately $3.4 million of net proceeds from an equity finance transaction completed subsequent to our year-end, we believe there is sufficient cash to fund our operations into October 2008.

Because we lack revenue and must continue our research and development, we must continually identify new sources of capital and complete financing transactions in order to continue our business. We must continually monitor the monthly “burn rate” of our capital resources.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements included in this Annual Report. Certain of our accounting policies, however, are critical to the portrayal of our financial position and results of operations and require the application of significant judgment by our management, which subjects them to an inherent degree of uncertainty. In applying our accounting policies, our management uses its best judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information available from other outside sources, and on various other factors that we believe to be appropriate under the circumstances. We believe that the critical accounting policies discussed below involve more complex management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

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

Warrants.    We have issued common stock warrants in connection with the execution of certain equity and debt financings and consulting agreements. Certain warrants are accounted for as derivative liabilities at fair value in accordance with SFAS 133. Such warrants do not meet the criteria in paragraph 11(a) of SFAS 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.” Warrants that are not considered derivative liabilities as defined in SFAS 133 are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end.

Income Taxes.    We determine if our deferred tax assets and liabilities are realizable on an ongoing basis by assessing our valuation allowance and by adjusting the amount of such allowance, as necessary. At this time our primary deferred tax asset relates to our net operating loss carryforwards. In the determination of the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives. Should we determine that it is more likely than not that we will realize certain of our deferred tax assets for which we previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits may require an extended period of time for resolution. Although we believe that adequate consideration has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the results of our operations.

Stock-Based Compensation.    Through December 31, 2005, we accounted for stock-based compensation to employees and non-employee directors under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and the related interpretations. Under APB No. 25, no compensation expense is recognized for stock options granted to employees at fair market value and with fixed terms. On January 1, 2006, we adopted SFAS 123(R), “Share Based Payment,” (SFAS 123(R)) using the modified prospective method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS 123(R) requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, we recorded the impact of forfeitures as they occurred. We do not anticipate any awards will be forfeited in our calculation of compensation expense due to the limited number of employees that receive stock option grants and our historical employee turnover.

We consider equity compensation to be an important component in attracting and retaining key employees. During 2007, 2006 and 2005, we awarded approximately 1,048,500, 399,000 and 272,000 stock options, respectively, to employees, consultants and non-employee members of our Board of Directors for normal services and we recorded approximately $616,000 of related stock option expense in 2007. Because the exercise price of the options granted equal the fair market value of a share of our common stock on the date of grant and the options have fixed terms, we recorded no stock compensation expense on these awards in 2005. If we had used the fair value method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss in 2005 of approximately $6.86 million would have increased by approximately $287,000.

Results of Operations

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

Research and Development Expenses.    Research and development expenses were approximately $2.05 million during the year ended December 31, 2007 as compared to approximately $3.02 million incurred during the year ended December 31, 2006. We generally categorize research and development expenses as either direct external expense, comprised of amounts paid to third party vendors for services, or all other expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and preclinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We have one product candidate — DAVANAT® — in clinical trials at this time. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the twelve months ended December 31, 2007 as compared to the twelve months ended December 31, 2006 were as follows:

	Year Ended December 31, ($000)
	2007	2006
Direct external expenses
Clinical programs	$809	$1,504
Pre-clinical activities	357	589
All other research and development expenses	887	926

	$2,053	$3,019

Clinical trial expenses decreased by approximately $695,000. The decrease was due to a reduction of approximately $426,000 in expenses related to the Phase II DAVANAT® Colorectal Cancer trial and the Phase I DAVANAT® Colorectal Cancer trial that, for the most part, were completed in 2006. In addition, a reduction of approximately $362,000 in 2007 as compared to 2006 is due to lower expenses related to our Phase III European colorectal cancer trial. We initiated the trial in 2006 but did not begin dosing patients due to financial constraints. These reductions were offset by an increase of approximately $93,000 associated with our two current Phase II trials for first-line treatment of colorectal and biliary cancer trial with DAVANAT®. Pre-clinical expenses in 2007 decreased by approximately $232,000 compared to 2006 due to lower research activity. Other research and development costs decreased by approximately $39,000. This is the result of lower payroll expense of approximately $154,000 due principally to salary reductions to conserve cash, offset by higher non-cash stock compensation expense and higher space lease expense.

We expect our research and development expenses in 2008 will remain at approximately the same level as 2007 and will shift from the two current Phase II clinical trials to an NDA for DAVANAT® and development of our new fibrosis compounds.

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

General and Administrative Expenses.    General and administrative expenses were approximately $4.4 million in 2007, an increase of approximately $373,000 compared to approximately $4.03 million in 2006. General and administrative expenses consist primarily of salaries, including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related costs. Of the approximately $373,000 increase in expense in 2007, approximately $405,000 consisted of an increase in legal expenses. Of this amount, approximately $250,000 was due to expenses related to the counterclaims asserted against us by Prospect Therapeutics, Inc. described in “Item 3. Legal Proceedings.” An increase of approximately $250,000 in additional legal expense was due to our equity finance efforts. The increase in legal expense was offset by reductions in general legal and patent legal expense of approximately $95,000. Additionally, non-cash stock based compensation increased by approximately $135,000, which was offset by a reduction in payroll expense of approximately $191,000 as certain employees voluntarily reduced salaries to conserve cash. All other spending increased by approximately $24,000, due principally to higher space lease expense.

We expect general and administrative expenses to decrease in 2008 as compared to 2007 due to lower legal and accounting expenses.

Other Income and Expense.    Other income and expense was expense of approximately $2.98 million in 2007 as compared to income of approximately $3.86 million in 2006. Of the $6.84 million increase, approximately $9.52 million is related to fair value accounting for warrant liabilities. This was offset by approximately a $1.36 million decrease in expense related to our convertible debt instrument’s fair value accounting. Interest expense was approximately $350,000 in 2007, as compared to approximately $1.85 million in 2006. Interest expense decreased by approximately $1.5 million due to lower convertible debenture amounts outstanding. Approximately $350,000 of interest expense includes approximately $257,000 of debt discount amortization and approximately $93,000 of interest expense. Interest income was approximately $102,000 in 2007 or a decrease of approximately $179,000 as compared to approximately $281,000 in 2006. Interest income consists primarily of interest income on interest-bearing cash equivalents and the certificate of deposit. The decrease in interest income is due primarily to lower average cash balances.

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

Research and Development Expenses.    Research and development expenses were approximately $3.02 million during the year ended December 31, 2006 as compared to approximately $3.04 million incurred during the year ended December 31, 2005.

Our research and development expenses for the twelve months ended December 31,2006 as compared to the twelve months ended December 31, 2005 were as follows:

	Year Ended December 31, ($000)
	2006	2005
Direct external expenses
Clinical programs	$1,504	$1,557
Pre-clinical activities	589	959
All other research and development expenses	926	524

	$3,019	$3,040

Clinical trial expense decreased by approximately $53,000 as the Phase I late stage cancer patient trial was completed and the Phase II late stage colorectal cancer patient trial completed dosing resulting in reduced spending that was offset by the initiation of the line I biliary duct cancer, the line I colorectal cancer and line II colorectal cancer trials. Pre-clinical spending decreased due principally to reduced DAVANAT® manufacturing costs. All other research and development costs increased due to the addition of our Chief Scientist, additional personnel to support our clinical trials and expensing stock based compensation largely related to the fair value method as required by SFAS 123(R). In summary, research and development expense in 2006 shifted from pre-clinical activities to clinical programs. The increase in clinical trial expense was due to the start-up and costs associated with the Phase II trial. We completed dosing patients in a Phase I clinical trial of DAVANAT® in March 2005 and began dosing patients in a Phase II clinical trial of DAVANAT® in May 2005, while the pre-clinical tests and experiments associated with DAVANAT® diminished in 2006 as compared to 2005.

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

General and Administrative Expenses.    General and administrative expenses were approximately $4.3 million in 2006 or an increase of 12%, as compared to approximately $3.62 million in 2005. General and administrative expenses consist primarily of salaries, including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related costs. Of the approximately $414,000 increase in expense in 2006, approximately $385,000 consisted of an increase in accounting and other costs associated primarily with the convertible debentures. Approximately $273,000 of the increase was due to expensing stock based compensation related to the fair value method as required by SFAS 123(R). These increases were offset by a reduction in legal expense of approximately $261,000. Legal expenses decreased due to lower expenses associated with the intellectual property litigation with GlycoGenesys. Payroll expense decreased due to lower incentive compensation payments

Other Income and Expense.    Other income and expense was income of approximately $3.86 in 2006 as compared to expense of approximately $200,000 in 2005. Of the $4.06 million increase, $8.13 million is related to fair value accounting for warrant liabilities. This was offset by $4.24 million of charges related to our convertible debt instrument of which approximately $2.39 million is related to fair value accounting and approximately $1.85 million is interest expense approximately $1.85 million of interest includes approximately $1.36 million of debt discount amortization and Approximately $492,000 of interest expense. Additionally, interest income in 2006 was approximately $281,000 or an increase of approximately $170,000 as compared to approximately $111,000 in 2005. Interest income consists primarily of interest income on interest-bearing cash equivalents and the certificate of deposit. The increase in interest income is due primarily to higher average interest rates and to a lesser degree due to higher average cash balances. Average interest rates were approximately 3.2% per annum in 2006 versus approximately 1.4% per annum in 2005.

Liquidity and Capital Resources

As described in the section entitled “Overview” above and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations primarily through private placements of convertible debt, preferred stock subscriptions, common stock and warrants, and registered direct offerings of common stock and warrants. From inception through our 2007 fiscal year, we raised approximately $37.6 million from these offerings and at December 31, 2007 had approximately $1.32 million of cash available. Between October and December 2007, we received net proceeds of approximately $1.6 million in subscriptions for a private placement of Series A 12% Convertible Preferred Stock and common stock warrants. We may pay the dividend on the preferred stock in shares of our common stock subject to certain provisions. The terms of this transaction are more fully described in Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”— “Recent Sales of Unregistered Securities.”

Net cash used in operations decreased by approximately $1.27 million to approximately $5.48 million in 2007 as compared to approximately $6.76 million in 2006. Approximately $684,000 of the decrease was due to lower cash operating costs. Approximately $590,000 was due to lower working capital requirements. These decreases were offset by lower net cash interest income of approximately $118,000. The increased use of cash in operations in 2006 as compared to 2005 was primarily due to increased working capital needs. We expect our cash needs in 2008 to remain at approximately the same level as 2007.

Net cash provided by investing activities was approximately $4.94 million in 2007 as compared to cash used of approximately $5.24 million in 2006. The increase of approximately $10.18 million was principally due to a $5.0 million certificate of deposit which was initiated in 2006 and matured in 2007. The remaining $180,000 is principally due to lower expenditures on property and equipment, patent costs and restricted cash requirements.

Net cash provided by financing activities was approximately $1.08 million in 2007 and $8.3 million in 2006. The 2007 cash provided consisted of $1.64 million of advances related to our preferred stock and common warrant private placement subscriptions, see Item 5 —“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” under “Recent Sales of Unregistered Securities” offset by cash payments of approximately $555,000 in accordance with the terms of the convertible debenture. Net cash provided by financing activities in 2006 resulted from the sale of the 7% Convertible Debentures and common stock warrants. In 2006, we elected to make two principal payments, amounting to approximately $1.0 million in cash.

On February 25, 2008, we raised approximately $3.4 million of net proceeds in a registered direct offering. See “Recent Events” above in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We believe that our cash on hand of approximately $1.3 million at December 31, 2007 when combined with the $3.4 million raised through our February 25, 2008 registered direct offering will be sufficient to enable us to meet our financing and operating obligations into October 2008. We will require more cash to fund our operations and believe that we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be obtainable on terms favorable to us.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period ($000)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	999	289	710	—	—

Total payments due under contractual obligations	$999	$289	$710	$—	$—

On May 1, 2006 we entered into a 5 year lease for office space. The lease commenced on August 11, 2006 and terminates on September 30, 2011. The lease provides for annual base rental payments of approximately $235,000 in the first year increasing in each subsequent lease year to approximately $244,000, $253,000,

$263,000 and $273,000 respectively. In addition to base rental payments included in the contractual obligations table above, we are responsible for our pro-rata share of increases in the operating expenses for the building after calendar year 2006 and taxes for the building after fiscal year 2007. We have the option to extend the term of the lease for an additional five year period at the prevailing market rate at the time of exercise. In connection with this office space lease, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of approximately $59,000. Additionally, we have a non-cancellable lease for a car which expires in January 2011 and an executive housing lease which expires in October 2008.

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

Impact of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until the subsequent year. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, of its adoption on our consolidated financial statements.

In June 2007, the FASB issued Emerging Issues Task Force (“EITF” 07-3), “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides that non-refundable advance payments for goods or services that will be used or renders for future research and development activities should be deferred and capitalized. We have historically expensed such payments and will begin capitalizing such payments in the first quarter of 2008. As of December 31, 2007, there are no such payments currently recorded as expense.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Our management has concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2008 Annual Meeting of Stockholders to be held on May 21, 2008 (the “2008 Proxy Statement”) under the captions “Election of Directors,” “Board of Directors Meetings and Committees of the Board,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

The information required by this Item will be incorporated by reference from the information under the caption “Compensation of Named Executive Officers” contained in our 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our 2008 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item will be incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in our 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be incorporated by reference from the information under the captions “Audit Fees”, “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Policies and Procedures” contained in our 2008 Proxy Statement.

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

3.	Exhibits

Exhibit Number	Description of Document	Note Reference
3.1	Articles of Incorporation of the Registrant, dated January 23, 2001, as filed with the Secretary of State of the State of Nevada	1

3.2	Certificate of Amendment to Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of Nevada Secretary of State on May 28, 2004	2

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Nevada on October 5, 2007	3

3.4	Amended and Restated Bylaws of the Registrant	4

10.1	Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan.	5

10.2	Pro-Pharmaceuticals, Inc. 2003 Non-employee Director Stock Incentive Plan.	6

10.3	Employment Agreement, effective January 2, 2004, by and between the Registrant and David Platt.	7

10.4	Form of Incentive Stock Option Agreement (under the 2001 Stock Incentive Plan).	8

10.5	Form of Non-Qualified Stock Option Agreement (under the 2001 Stock Incentive Plan).	8

10.6	Form of Non-Qualified Stock Option Agreement (under the 2003 Non-Employee Director Stock Incentive Plan).	8

10.7	Form of 7% Convertible Debenture issued on February 14, 2006	9

10.8	Securities Purchase Agreement dated February 14, 2006, between Pro-Pharmaceuticals, Inc. and the Purchasers named therein	9

10.9	Registration Rights Agreement dated February 14, 2006, between Pro-Pharmaceuticals, Inc. and the Purchasers named therein.	9

10.10	Form of Common Stock Purchase Warrant issued on February 14, 2006.	9

10.11	Office Lease Agreement dated May 2, 2006 between NS 5/27 Acquisition LLC, landlord, and the Registrant, tenant.	10

10.12	Waiver and Exchange Agreement dated March 21, 2007.	11

10.13	Employment Agreement effective October 1, 2007 between Theodore D. Zucconi, President, and the Registrant.	12

10.14	Employment Agreement dated May 1, 2003 between Anthony D. Squeglia, and Registrant filed upon succession as Chief Financial Officer effective October 1, 2007.	13

Exhibit Number	Description of Document	Note Reference
10.15	Form of Securities Purchase Agreement for units of Series A 12% Convertible Preferred Stock and Common Stock Purchase Warrants.	3

10.16	Form of Registration Rights Agreement	3

10.17	Form of Common Stock Purchase Warrant	3

10.18	Form of Common Stock Purchase Warrant	3

10.19	Amended and Restated Employment Agreement dated December 20, 2007 between Anthony D. Squeglia and the Registrant.	14

10.20	Amended and Restated Employment Agreement dated December 19, 2007 between Theodore D. Zucconi and the Registrant	15

10.21

Securities Purchase Agreement dated February 14, 2008 between the Registrant and Alpha Capital, Rockmore Investment Master Fund, Ltd., Iroquois Master Fund, Ltd., Cranshire Capital, L.P., Hudson Bay Fund, L.P., Hudson Bay Overseas Fund, Ltd., Truk International Fund, L.P., Truk Opportunity Fund, LLC, ICM Business Trust, Ionic Capital Master Fund, Ltd., Highbridge Capital Management, LLC, Portside Growth & Opportunity Fund, Millenium Partners, L.P., Peter Hauser, Peter L. Hauser IRA, Enable Growth Partners L.P., George Macricostas, CAMOFI Master LDC, Cougar Trading, LLC, Brio Capital L.P., Fairfield Investments

		16

10.22	Form of Common Stock Purchase Warrant issued on February 25, 2008	16

10.23	Placement Agent Agreement dated February 12, 2008 between Maxim Group LLC and the Registrant	16

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, an independent registered public accounting firm

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended
1.	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.
2.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2004.
3.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2007.
4.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 17, 2007.
5.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 filed with the Commission on November 14, 2001.
6.	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, as filed with the Commission on October 22, 2003.

7.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.
8.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.
9.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on February 15, 2006.
10.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on May 5, 2006.
11.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on March 21, 2007.
12.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 27, 2007
13.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 4, 2007.
14.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on October December 20, 2007.
15.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on October December 26, 2007.
16.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on October February 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2008.

PRO-PHARMACEUTICALS, INC.

By:	/s/ DAVID PLATT
Name: David Platt, Ph.D.
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID PLATT David Platt, Ph.D.	Chief Executive Officer and Director	March 28, 2008

/s/ THEODORE D. ZUCCONI Theodore D. Zucconi, Ph.D.	President and Director	March 28, 2008

/s/ ANTHONY D. SQUEGLIA Anthony D. Squeglia	Chief Financial Officer	March 28, 2008

/s/ MILDRED S. CHRISTIAN Mildred S. Christian, Ph.D.	Director	March 28, 2008

/s/ DALE H. CONAWAY Dale H. Conaway, D.V.M.	Director	March 28, 2008

/s/ HENRY J. ESBER Henry Esber, Ph.D.	Director	March 28, 2008

/s/ JAMES T. GOURZIS James T. Gourzis, M.D., Ph.D.	Director	March 28, 2008

/s/ S. COLIN NEILL S. Colin Neill	Director	March 28, 2008

/s/ STEVEN PRELACK Steven Prelack	Director	March 28, 2008

/s/ JERALD K. ROME Jerald K. Rome	Director	March 28, 2008

Pro-Pharmaceuticals, Inc.

(A Development Stage Company)

Page

1.	Report of Independent Registered Public Accounting Firm	F-1

2.	Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2

3.	Consolidated Statements of Operations for the years ended December 31, 2007, 2006, 2005 and for the cumulative period from inception (July 10, 2000) to December 31, 2007	F-3

4.	Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2007, 2006, 2005 and for the cumulative period from inception (July 10, 2000) to December 31, 2007	F-4

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, 2005 and for the cumulative period from inception (July 10, 2000) to December 31, 2007	F-6

6.	Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pro-Pharmaceuticals, Inc.

Newton, Massachusetts

We have audited the accompanying consolidated balance sheets of Pro-Pharmaceuticals, Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2007, and for the period from inception (July 10, 2000) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, and for the period from inception (July 10, 2000) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” on January 1, 2006 based on the modified prospective application transition method and the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 “Accounting For Uncertainty in Income Taxes” on January 1, 2007.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 28, 2008

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006 (dollars in thousands except share and per share data)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,319	$773
Prepaid expenses and other current assets	70	163
Certificate of deposit	—	5,000

Total current assets	1,389	5,936
PROPERTY AND EQUIPMENT—NET	73	112
RESTRICTED CASH	70	59
INTANGIBLE ASSETS—NET	250	256

TOTAL ASSETS	$1,782	$6,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$601	$340
Accrued expenses	362	512
Convertible debt instrument	—	5,137
Advances received from subscribers for Series A 12% Convertible Preferred Stock and related warrants	1,637

Total current liabilities	2,600	5,989
WARRANT LIABILITIES	2,069	371
OTHER LONG TERM LIABILITIES	37	25

Total liabilities	$4,706	$6385

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ DEFICIT:

Undesignated shares, $0.01 par value; 10,000,000 shares authorized; 5,000,000 shares designated Series A 12% Convertible Preferred Stock and 10,000,000 shares undesignated at December 31, 2007 and 2006 respectively; 1,667,500 shares of Series A 12% Convertible Preferred Stock subscribed, none issued and outstanding at December 31, 2007 and 2006

Common stock, $0.001 par value; 100,000,000 shares authorized; 40,364,792 and 32,518,643 shares of common stock issued and outstanding at December 31, 2007 and 2006, respectively; Undesignated shares, $.01 par value; 10,000,000 shares authorized; 5,000,000 and 10,000,000 undesignated at December 31, 2007 and 2006, respectively	40	32
Additional paid-in capital	32,196	25,673
Deficit accumulated during the development stage	(35,160)	(25,727)

Total stockholders’ deficit	(2,924)	(22)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,782	$6,363

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO DECEMBER 31, 2007 (dollars in thousands except per share data)

	Years Ended December 31,			Cumulative Period from Inception (July 10, 2000) to December 31, 2007
	2007	2006	2005
OPERATING EXPENSES:
Research and development	$2,053	$3,019	$3,040	$15,581
General and administrative	4,402	4,029	3,615	22,455

Operating loss	(6,455)	(7,048)	(6,655)	(38,036)
OTHER INCOME AND (EXPENSE):
Interest income	102	281	111	737
Interest expense	(350)	(1,850)	—	(4,451)
Change in fair value of convertible debt instrument	(1,032)	(2,394)	—	(3,426)
Change in fair value of warrant liabilities	(1,698)	7,818	(311)	10,016

Total other income (expense)	$(2,978)	$3,855	$(200)	$2,876

NET LOSS	$(9,433)	$(3,193)	$(6,855)	$(35,160)

NET LOSS PER SHARE—BASIC AND DILUTED	$(0.24)	$(0.11)	$(0.25)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	38,980,548	28,472,898	27,315,411

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO DECEMBER 31, 2007 (dollars in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Number of Shares	$0.001 Par Value
Issuance of founders shares in 2000	12,354,670	$12	$(3)	$—	$—	$9
Beneficial conversion feature and rights to common stock embedded in convertible note in 2000	—	—	222	—	—	222
Issuance of common stock and beneficial conversion feature related to convertible note in 2001	660,321	1	1,035	—	—	1,036
Issuance of common stock in connection with reverse merger of Pro-Pharmaceuticals-NV in 2001	1,221,890	1	106	—	—	107
Conversion of notes payable and accrued interest to common stock in 2001	598,229	1	1,125	—	—	1,126
Issuance of warrants to induce conversion of notes payable in 2001	—	—	503	—	—	503
Issuance of common stock and warrants (net of issuance costs of $17) in 2001	689,300	1	2,220	—	—	2,221
Issuance of common stock (net of issuance costs of $49) in 2002	185,999	—	602	—	—	602
Issuance of common stock related to 2002 private placement (net of issuance costs of $212)	3,223,360	3	2,858	—	—	2,861
Conversion of notes payable and accrued interest to common stock	105,877	—	290	—	—	290
Issuance of warrants to purchase common stock in consideration for placement of convertible notes payable in 2002	—	—	236	—	—	236
Issuance of common stock to investors in 2002 private placement (net of issuance costs of $18)	1,088,000	1	1,069	—	—	1,070
Issuance of common stock to consultants for services related to 2002 private placement	12,250	—	12	—	—	12
Receipt of subscription receivable	—	—	150	—	—	150
Conversion of accrued expenses to common stock and options	201,704	—	302	—	—	302
Issuance of common stock to investors in May, 2003 private placement (net of issuance costs of $128)	2,399,500	3	4,407	—	—	4,410
Fair value of common stock warrants issued to placement agents in May, 2003 private placement	—	—	261	—	—	261
Issuance of common stock to investors in October, 2003 private placement (net of issuance costs of $559)	1,314,571	1	1,318	—	—	1,319
Cashless exercise of employee stock options	16,629	—	74			74
Issuance of common stock to investors in April, 2004 private placement (net of issuance costs of $466))	1,236,111	1	1,897	—	—	1,898
Issuance of common stock to investors in August, 2004 private placement (net of issuance costs of $485)	2,000,000	2	488	—	—	490
Common stock issued in 2006 related to convertible debenture conversions	476,202	1	1,744			1,745
Common stock issued in 2006 and 2007 related to convertible debenture redemptions	7,367,831	7	3,941			3,948
Common stock issued in 2007 related to convertible debenture waiver and exchange agreement	5,205,348	5	5,325			5,330
Deferred compensation relating to issuance of stock options	—	—	455	(455)	—	—
Amortization of deferred compensation	—	—	—	612	—	612
Stock compensation expense related to fair market revaluation	—	—	157	(157)	—	—
Stock based compensation expense			1,375			1,375
Stock compensation related to the issuance of common shares	7,000	—	27	—	—	27
Net loss since inception	—	—	—	—	(35,160)	(35,160)

BALANCE, DECEMBER 31, 2007	40,364,792	$40	$32,196	$—	$(35,160)	$(2,924)

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO DECEMBER 31, 2007 (dollars in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Number of Shares	$0.001 Par Value
BALANCE, JANUARY 1, 2005	27,315,411	$27	$20,133	$(1)	$(15,679)	$4,480
Issuance of common stock options in consideration for investor relations and other services	—	—	21	—	—	21
Amortization of deferred compensation	—	—	—	1	—	1
Net loss	—	—	—	—	(6,855)	(6,855)

BALANCE, DECEMBER 31, 2005	27,315,411	$27	$20,154	$—	$(22,534)	$(2,353)

Common stock issued related to convertible debenture conversions	476,202	1	1,744			1,745
Common stock issued related to convertible debenture redemptions	4,727,030	4	3,359			3,363
Stock based compensation expense			416			416
Net loss					(3,193)	(3,193)

BALANCE DECEMBER 31, 2006	32,518,643	$32	$25,673		$(25,727)	$(22)

Common stock issued related to convertible debenture redemptions	2,640,801	3	582			585
Common Stock issued related to waiver and exchange agreement	5,205,348	5	5,325			5,330
Stock based compensation expense			616			616
Net loss					(9,433)	(9,433)

BALANCE DECEMBER 31, 2007	40,364,792	$40	32,196		$(35,160)	$(2,924)

(Concluded)

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005, AND CUMULATIVE PERIOD

FROM INCEPTION (JULY 10, 2000) TO DECEMBER 31, 2007 (dollars in thousands)

	Years Ended December 31,			Cumulative Period from Inception (July 10, 2000) to December 31, 2007
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,433)	$(3,193)	$(6,855)	$(35,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	67	82	439
Stock-based compensation expense	616	416	22	2,088
Non-cash interest expense	333	1,772	—	4,279
Change in fair value of convertible debt instrument	1,032	2,394	—	3,426
Change in fair value of warrant liabilities	1,698	(7,818)	311	(10,016)
Write-off of intangible assets	23	11	20	170
Changes in other assets and liabilities:
Prepaid expenses and other current assets	61	97	(81)	(67)
Accounts payable and accrued expenses	111	(528)	374	1,081
Changes in long term liabilities	12	25	—	37

Net cash used in operating activities	(5,483)	(6,757)	(6,127)	(33,723)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity/(Purchase) of certificate of deposit	5,000	(5,000)
Purchases of property and equipment	(5)	(98)	(21)	(419)
Increase in restricted cash	(11)	(59)	—	(70)
Increase in patents costs and other assets	(37)	(79)	(90)	(404)

Net cash provided by/ (used in) investing activities	4,947	(5,236)	(111)	(893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	—	—	25,309
Net proceeds form issuance of convertible debt instrument	—	9,300	—	10,621
Repayment of convertible debt instrument	(555)	(1,000)	—	(1,641)
Advances received from stock subscriptions for series “A” convertible Preferred Stock and Warrants	1,637	—	—	1,637
Proceeds from shareholder advances	—	—	—	9

Net cash provided by financing activities	1,082	8,300	—	35,935

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	546	(3,693)	(6,238)	1,319
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	773	4,466	10,704	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,319	$773	$4,466	$1,319

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$17	$78	$—	$114

NONCASH FINANCING ACTIVITIES
Issuance of equity warrants in connection with equity offerings	—	—	—	1,172

Conversion of accrued expenses into common stock	—	—	—	303

Cashless exercise of employee stock options	—	—	—	74

Conversion and redemptions of convertible notes and accrued interest into common stock	5,915	5,108	—	12,243

Conversion of extension costs related to convertible notes into common stock	—	—	—	171
Conversion of Prepaid Interest into common stock	(32)	(49)

Issuance of warrants to induce conversion of notes payable	—	—	—	503

Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	—	107

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollar amounts in thousands)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND SUBSEQUENT EVENTS

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

The Company incurred net losses of $35,160 for the cumulative period from inception (July 10, 2000) through December 31, 2007. The Company expects to incur additional losses and use additional cash in its operations in the near future. Through December 31, 2007, the Company had raised $37,567 in capital through the issue and sale in private placements of convertible notes, advance preferred stock subscriptions, common stock and warrants. From inception (July 10, 2000) through December 31, 2007, the Company used cash of $33,723 in its operations.

In July 2007, in order to conserve cash, employees took an approximate 50% pay reduction and reduced other expenses thereby extending the Company’s cash runway. In October 2007, the Company commenced a private placement of units Company’s Series A 12% Convertible Preferred Stock and warrants which was offered to accredited investors. As of December 31, 2007, the Company held net proceeds, which represent advances for stock subscriptions, from the transaction of approximately $1,637. In 2008, the Company raised an additional $75 through this private placement. The stock subscriptions were accepted and the Private Placement was closed on February 4, 2008. This transaction is further discussed in Note 7. At December 31, 2007, the Company had $1,319 of cash and cash equivalents available to fund future operations, which when combined with the net proceeds of approximately $3,400 from its February 25, 2008 registered direct share issuance as further discussed in Note 12, management believes is sufficient cash to fund its operations into October 2008. The Company is actively pursuing additional sources of financing and other strategic alternatives.

In June 2007, the Company received a notice from the American Stock Exchange that it is reviewing the Company’s eligibility for continued listing of it’s common stock. In particular, the exchange noted that the Company is not in compliance with its minimum stockholders’ equity requirement in two of the last three years. In response to the Company’s plan to achieve and sustain compliance with the listing requirements, the exchange granted the Company an extension until October 13, 2008 to regain compliance with the standards. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by such date could result in the Company’s stock being de-listed from the exchange

The Company is subject to a number of risks similar to those of other development-stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, dependence on third-party collaborators for research operations, need for regulatory approval of products, risks associated with protection of intellectual property, and competition with larger, better-capitalized companies. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company’s cost structure. There are no assurances that the Company will be able to obtain additional financing on favorable terms, or at all, or successfully market its products.

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

Intangible Assets – Intangible assets include patent costs, consisting primarily of related legal fees, which are capitalized as incurred and amortized over an estimated useful life of five years from issuance. Amortization expense in 2007, 2006 and 2005 was, $20, $21 and $17 respectively and accumulated amortization at December 31, 2007 and 2006 totaled $90 and $70, respectively.

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

The Company wrote off capitalized patent costs of $23, $11, and $20 in 2007, 2006, and 2005, respectively, when it was determined that the underlying intellectual property would have no future benefit to the Company.

Convertible Debt Instrument – The Company’s 7% Convertible Debt instrument issued in 2006 (the “Debentures”) constitutes a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As permitted by SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” the Company irrevocably elected to initially and subsequently measure the Debentures in their entirety at fair value with changes in fair value recorded as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of convertible debt instrument.” Fair value of the Debentures is determined using a financial valuation model that requires assumptions that subject to significant management judgment.

Warrants – The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. Certain warrants are accounted for as derivative liabilities at fair value in accordance with SFAS 133. Such warrants do not meet the criteria in paragraph 11(a) of SFAS 133 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.” Warrants that are not considered derivative liabilities as defined in SFAS 133 are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of warrants is determined using the Black-Scholes option-pricing model.

Research and Development Expenses – Costs associated with research and development are expensed as incurred. Research and development expenses include, among other costs, salaries and other personnel-related costs, and costs incurred by outside laboratories and other accredited facilities in connection with clinical trials and preclinical studies.

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and for tax loss and credit carry forwards, and are measured using the expected tax rates estimated to be in effect when such basis differences reverse. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48” or the “Interpretation”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the total amount of unrecognized tax benefits was $1,031 of which $880, if recognized, would affect the effective tax. As a result of the implementation of FIN 48, the Company did not recognize an adjustment to the deficit accumulated during the development stage for the unrecognized tax benefits because the Company has recorded a full valuation allowance against net operating loss carry forwards. There have been no changes in unrecognized tax benefits as a result of the tax positions taken during the current period (See Note 11 for further detail.

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

Stock-Based Compensation – Through December 31, 2005, the Company accounted for stock-based compensation to employees and non-employee directors under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and the related interpretations. Under APB No. 25, no compensation expense is recognized for stock options granted at fair market value and with fixed terms. On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS 123(R) requires companies to recognize stock-based compensation awards as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The Company uses the Black-Scholes option-pricing model to calculate the grant date fair value of stock options. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the Company recorded the impact of forfeitures as they occurred. FASB Staff Position (“FSP”) No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” required an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R) or the alternative transition method described in FSP No. 123(R)-3. An entity that adopted SFAS No. 123(R) using the modified prospective application method may make a one-time election to adopt the transition method described in the FSP No. 123(R)-3, and may take up to one year from the latter of its initial adoption of SFAS No. 123(R) or the effective date of the FSP No. 123(R)-3 to evaluate the available transition alternatives and make its one-time election. The Company adopted the alternative transition method provided in the FSP No. 123(R)-3 for calculating the tax effects of stock-based compensation under SFAS No. 123(R). Stock-based compensation is more fully described in Note 8.

Impact of New Accounting Standards – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008 the

FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

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

In June 2007, the FASB issued Emerging Issues Task Force, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides that nonrefundable advance payments for goods or services that will be used or renders for future research and development activities should be deferred and capitalized. The Company has historically expensed such payments and will begin capitalizing such payments in the first quarter of 2008. As of December 31, 2007 there are no such payments currently recorded as expense.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2007	2006
Leasehold improvements	$15	$119
Computer and office equipment	192	189
Furniture and fixtures	107	107

Total	314	415
Less accumulated depreciation	(241)	(303)

Property and equipment—net	$73	$112

4.	ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

	2007	2006
Legal and accounting fees	$14	$215
Scientific and clinical fees	214	198
Accrued payroll	97	87
Other	37	12

Total	$362	$512

5.	RELATED PARTY TRANSACTIONS

In 2002, a stockholder and director of the Company agreed to receive compensation for certain 2002 scientific advisory services in the form of 25,354 shares of common stock and 25,354 options at an exercise price of $2.96 to purchase common stock of the Company. As of December 31, 2002, the Company recorded the deemed fair value of such compensation of approximately $122 as an accrued liability. The common stock was valued at $76, based on the closing price of the publicly traded shares of common stock on the date of grant. The options were valued at $46 using the Black-Scholes option-pricing model, based on a deemed fair value of the Company’s common stock of $3.00 per share. The accrued liability at December 31, 2002 was converted to equity in 2003 when the 25,354 shares of common stock and 25,354 options were issued to this individual. There are no other related party transactions.

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

On March 20, 2007, the Company entered into a Waiver and Exchange Agreement (the “Agreement”) with six of seven remaining holders of the Debentures, representing $3,889 of the $4,444 outstanding principal. Pursuant to the Agreement, on March 21, 2007, the Company issued approximately 5.2 million shares of its common stock at $0.75 per share to discharge the principal, accrued and unpaid interest and any other obligations under the Debentures subject to the Agreement. The Agreement also provided that the exercise price of the common stock purchase warrants issued by the Company contemporaneously with the Debentures, would be reduced to $1.00 (and the number of shares issuable on exercise proportionately increased) to take into account the dilutive effect of this transaction.

On December 14, 2007 the Company made its last scheduled payment of principal and interest of the remaining outstanding Debentures. At December 31, 2007, the Convertible Debenture has been repaid in full.

The exercise price of the 2006 Investor and Placement Agent Warrants are subject to certain anti-dilution protections, including for stock splits, stock dividends, change in control events and dilutive issuances of common stock or common stock equivalents, such as stock options, at an effective price per share that is lower than the then conversion price. In the event of a dilutive issuance of common stock or common stock equivalents, the exercise price would be reduced to equal the lower price per share of the subsequent transaction together with a corresponding increase in the number of warrants.

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

The debt discount in the amount of $2,253 (resulting from the allocation of proceeds) was amortized to interest expense using the effective interest method over the expected term of the Debentures. The Company amortized $559 and $1,694 of this amount in 2007 and 2006 respectively with a corresponding increase in the carrying value of the Debentures. Of this amount $257 and $1,358 was charged to interest expense and $302 and $336 was recorded in additional paid-in capital as a result of redemptions and conversions during 2007 and 2006 respectively. An additional $93 and $492 in interest expense was recorded during 2007 and 2006 respectively based upon the 7% coupon rate.

A summary of changes in the Debentures and Warrant Liabilities is as follows:

	Fair Value of Debentures		Fair Value of Warrant Liabilities	Total
Balance January 1, 2004	$		$1,925	$1,925
April 2004 Investor Warrants, April 2004 Placement Agent Warrants, August 2004 Investor Warrants and August 2004 Placement Agent Warrants issuance			7,110	7,110
Fair value adjustment			(3,410)	(3,410)

Balance December 31, 2004			5,625	5,625
Fair value adjustment			311	311

Balance December 31, 2005			5,936	5,936
February 2006 PIPE Transaction allocation of initial proceeds		7,747	2,253	10,000
Cash transaction costs		(700)		(700)
Conversions, at net carrying amount (1)		(1,726)		(1,726)
Redemptions, at net carrying amount (2)		(2,936)		(2,936)
Redemptions paid in cash		(1,000)		(1,000)
Amortization of debt discount		1,358		1,358
Fair value adjustment		2,394	(7,818)	(5,424)

Balance December 31, 2006		$5,137	$371	$5,508
Redemptions, at net carrying amount (3)		(556)		(556)
Conversions, related to waiver and exchange agreement dated March 20, 2007 at net carrying amount (4)		(5,315)		(5,315)
Redemptions paid in cash		(555)		(555)
Amortization of debt discount		257		257
Fair value adjustment		1,032	1,698	2,730

Balance December 31, 2007		$—	$2,069	$2,069

(1)	Represents conversions of principal value of $1,575, debt discount charge of $336 and a fair value adjustment credit of $487. These amounts plus $19 of accrued interest were credited to common stock and additional paid in capital.
(2)	Represents payments in common stock of principal value of $2,500 prepayment of January 1 and February 1, 2007 scheduled maturity of principal value of $500 each and a fair value adjustment credit of $436. These amounts plus $427 of accrued interest were credited to common stock and additional paid in capital.
(3)	Represents payments in common stock of principal value of $481 and a fair value adjustment credit of $75. These amounts plus $29 of accrued interest were credited to common stock and additional paid in capital.
(4)	Represents payments in common stock of principal value of $3,889, debt discount charge of $302 and a fair value adjustment credit of $1,728. These amounts plus $15 of accrued interest were credited to common stock and additional paid in capital.

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of December 31, 2007. These warrants are classified as warrant liabilities with the exception of the 2001 Placement Agent Warrants which expire on February 1, 2012 and are classified in additional paid-in capital:

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
2001 Placement Agents	110,000	$3.50	February 1, 2002	February 1, 2012
October 2003 PIPE Transaction (1)
2003 Investor Warrants	657,293	4.75	October 2, 2003	October 2, 2008
April 2004 PIPE Transaction (2)
April 2004 Investor Warrants	618,056	4.82	April 7, 2004	April 7, 2009
August 2004 PIPE Transaction
August 2004 Investor Warrants	2,000,000	4.20	February 13, 2005	August 12, 2009
August 2004 Placement Agent Warrants	100,000	4.20	February 13, 2005	August 12, 2009
February 2006 PIPE Transaction
2006 Investor Warrants (3)	4,493,295	1.00	August 15, 2006	August 14, 2011
2006 Investor Warrants (4)	149,031	3.35	August 15, 2006	August 14, 2011
2006 Placement Agent Warrants	149,031	3.35	August 15, 2006	August 14, 2011

Total	8,276,706

(1)	The exercise price of the warrants have been adjusted from $5.29 per share to $4.75 per share due to the subsequent issuance of equity related instruments.
(2)	The exercise price of the warrants have been adjusted from $5.30 per share to $4.82 per share due to the subsequent issuance of equity related instruments.

(3)	The exercise price of the warrants has been adjusted from $3.35 per share to $1.00 per share and an additional 3,152,014 warrants were issued in connection with the Waiver and Exchange Agreement dated March 20, 2007, entered into with certain holders of the 7% Convertible Debentures.
(4)	Original investor warrants not subject to the Waiver and Exchange Agreement dated March 20, 2007.

The Company used a binomial financial model to calculate the fair value of the Debentures. The Company uses the Black-Scholes pricing model to calculate fair value of the 2006 Investor Warrants, 2006 Placement Agent Warrants, August 2004 Investor Warrants, August 2004 Placement Agent Warrants, April 2004 Investor Warrants, April 2004 Placement Agent Warrants (expired unexercised in 2007) and the 2003 Investor Warrants.

Key assumptions used to apply these models as of December 31, 2007 and 2006 are as follows:

	Warrants		Debentures
	2007	2006	2006
Risk free interest rate	3.16% -3.34%	4.71% - 5.00%	5.00%
Expected life	0.75 years -3.62 years	0.25 years - 5.08 years	1 year
Expected volatility of common share price	95%	65% - 80%	104%
Common share price	$0.70	$0.45	$0.45

As noted above, the Debentures were repaid in full on December 14, 2007. During 2007 the Company used the same binomial financial model as in 2006 to calculate the fair value of the Debentures. The last fair value calculation was performed as of September 30, 2007. The key assumptions used to apply this model on September 30, 2007 were as follows: risk free interest rate 4.12%, expected life 0.25 years, expected volatility of common share price 100% and common price per share $0.67. When the Company repaid the Debentures, the difference between the fair value of the Debenture, the final cash payment and the remaining debt discount were recorded in the consolidated statement of operations under the caption “Change in fair value of the convertible debt instrument.”

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

2002 Private Placement – In September 2002, the Company began a private placement (the “2002 Private Placement”) of up to 10,000,000 shares of common stock at $1.00 per share,. As of December 31, 2002, the Company had sold 3,223,360 shares for proceeds of $2,861, net of issuance costs of $212 and stock subscription receivable of $150, which related to shares purchased but for which payment had not been received as of December 31, 2002. This offering was closed on January 14, 2003, although subsequent to year end the Company sold an additional 1,088,000 shares for additional proceeds of $1,070, net of $18 of offering costs.

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

May 2003 Private Placement – In May 2003, the Company began a private placement of up to 2.5 million shares of common stock at $2.00 per share. As of the closing on July 15, 2003, the Company had sold 2,399,500 shares of common stock for proceeds of $4,671, net of issuance costs of $128. In connection with this offering the Company issued 109,613 common stock warrants (exercisable at $5.40 per share) to its placement agents.

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

April 2004 “PIPE” Transaction – On April 7, 2004, the Company closed a private equity offering, structured as a “PIPE” in which it sold to certain institutional investors 1,236,111 shares of common stock at $3.60 per share for proceeds of approximately $3,983, net of cash issuance costs of approximately $466. In connection with this offering, the Company issued warrants (defined in Note 6 as the April 2004 Investor Warrants and the April 2004 Placement Agent Warrants). The Company allocated proceeds from this offering in the amounts $1,931, and $154 representing the fair value of the April 2004 Investor Warrants and the April 2004 Placement Agent Warrants, respectively. See Note 6 for additional description of these warrants which are recorded as derivative liabilities. The placement agent warrants expired unexercised in 2007.

August 2004 “PIPE” Transaction – On August 12, 2004, the Company closed a private offering, structured as a “PIPE in which it sold to certain institutional investors 2,000,000 shares of common stock at $3.00 per share for proceeds of approximately $5,515, net of cash issuance costs of approximately $485. In connection with this offering the Company issued warrants (defined in Note 6 as the August 2004 Investor Warrants and the August 2004 Placement Agent Warrants). The Company allocates proceeds from this offering in the amounts of $4,786 and $239 representing the fair value of the August 2004 Investor Warrants and the August 2004 Placement Agent Warrants, respectively. See Note 6 for additional description of these warrants, which are recorded as derivative liabilities.

In 2004, the stockholders approved an increase in the number of “undesignated” shares that the Company is authorized to issue by 5,000,000 such that the total number of authorized “undesignated” shares following the effectiveness of such increase is 10,000,000 at December 31, 2006.

2008 Private Placement. – On February 4, 2008, the Company closed a private placement begun in October 2007 of its Series A 12% Convertible Preferred Stock (the “Series A Preferred”) and related warrants to accredited investors (the “2008 Private Placement”). In the 2008 Private Placement, the Company offered to sell, for $1.00 per unit, a unit comprised of (i) one share of Series A 12% Convertible Preferred Stock, (ii) a warrant to purchase one share of common stock for $1.50, and (iii) a warrant to purchase one share of common stock for $2.00. The Series A Preferred accrues interest at 12% per annum payable at the Company’s option in cash or shares of common stock valued per share at the higher of $1.00 or 100% of the value weighted average price of the Company’s share price for the 20 consecutive trading days prior to the applicable dividend payment date. Each share of Series A Preferred is entitled to one vote on matters presented to stockholders for action, and is convertible at any time by the holder to one share of common stock, subject to adjustment in the event of a stock dividend, stock split or combination, reclassification or similar event. The Company has the right to require conversion if the closing price of the Common Stock exceeds $3.00 for 15 consecutive trading days and a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series A Preferred is then in effect. Each warrant is exercisable at the option of the holder solely for cash beginning August 13, 2008 and expires on February 4, 2012. The exercise price of each warrant is adjustable in the event of a stock split or stock combination, capital reorganization, merger or similar event.

As of December 31, 2007, the Company had received subscription advances of $1,637 net of transaction expenses of $31. In 2008, the Company received additional subscription proceeds of $75. The subscriptions for the securities offered in the 2008 Private Placement were accepted by the Company and the 2008 Private Placement was closed on February 4, 2008. As of December 31, 2007, the Company had not accepted the subscriptions or issued securities to investors whose subscription advances had been received prior to year end. The advanced proceeds received in 2007 from subscribers are recorded on the consolidated balance sheet as "Advances received from subscribers for Series A 12% Convertible Preferred Stock and related warrants.

8.	STOCK BASED COMPENSATION

Summary of Stock-Based Compensation Plans – In October 2001, the Company’s Board of Directors adopted the Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the “Incentive Plan”), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has 5,000,000 shares of common stock for issuance upon exercise of grants made under the Incentive Plan. Options granted under the Incentive Plan vest either immediately or over a period of up to three years, and expire 3 years to 10 years from the grant date. At December 31, 2007, 1,907,000 shares were available for future grant under the Incentive Plan.

In 2003, the stockholders approved the Pro-Pharmaceuticals, Inc. 2003 Non-Employee Director Stock Option Plan (the “Director Plan”), which permits awards of stock options to non-employee directors. The stockholders reserved 1,000,000 shares of common stock for issuance upon exercise of grants made under the Director Plan. At December 31, 2007, 829,750 shares were available for future grant under the Director Plan.

In addition, the Company has awarded 464,604 non-plan stock option grants to non-employees. The non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plan. All 464,604 non-plan grants are outstanding at December 31, 2007.

Change in Accounting for Stock-Based Compensation – As disclosed in Note 2, on January 1, 2006, the Company adopted SFAS No. 123(R). Due to the adoption of SFAS No. 123(R), the Company’s results for the years ended December 31, 2007 and December 31, 2006 include incremental compensation related to stock options totaling $616 and $416 respectively.

Stock-based compensation expense for both employees and non-employees totaled $616, $416 and $22 in 2007, 2006 and 2005 respectively. Members of the Board of Directors receive stock options for each Board and Committee meeting attended. The options are typically granted in the year following service. The Company expenses the value of stock options as earned. In 2007 and 2006, Board members earned approximately 67,000 and 42,000 stock options respectively.

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options, when such options had an exercise price equal to the market price at the date of grant. If the employee fair value based method as prescribed by SFAS No. 123 had been applied by the Company, the effect on net loss and loss per share for 2005 and net loss for the cumulative period from inception to December 31, 2007 would have been as follows:

2005
Net loss	$(6,855)
Deduct stock-based compensation determined under the fair-value method	(287)

Net loss—pro forma	$(7,142)

Basic and diluted loss per share:
As reported	$(0.25)
Pro forma	$(0.26)

The fair value of the equity instruments granted to employees and non-employees, including options and, is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	2007	2006	2005	Cumulative Period from Inception (July 10, 2000) to December 31, 2007
Risk-free interest rate	3.41% – 4.45%	4.75%	3.48%	3.21%
Expected life of the options	5 years	5 years	3 years	3.70 years
Expected volatility of the underlying stock	95%	65%	75%	91%
Expected dividend rate	None	None	None	None

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. In general employee options vest over a period of three years. Board of Director and other options vest upon grant. For all options granted since January 1, 2006 the Company has used five years as the option term which represents the estimated life of options granted. Prior to January 1, 2006 the Company used three years as the option term.

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

The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury zero-coupon bond issues with terms equal to the expected terms of the equity awards. In addition, an expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. Lastly, in accordance with SFAS No. 123(R), the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In order to determine an estimated pre-vesting option forfeiture rate, the Company used historical forfeiture data. This estimated forfeiture rate has been applied to all unvested options outstanding as of January 1, 2006 and to all options granted since January 1, 2006. Therefore, stock-based compensation expense is recorded only for those options that are expected to vest. At December 31, 2007, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.

The following table summarizes the stock option activity in the stock based compensation plans from January 1, 2005 through December 31, 2007:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2005	2,403,354	$1.90 – 5.80	$3.61
Granted	272,000	2.61 – 5.16	3.31

Outstanding, December 31, 2005	2,675,354	$1.90 – 5.80	$3.57
Granted	399,000	3.75	3.75
Forfeited	(15,000)	3.75	3.75

Outstanding, December 31, 2006	3,059,354	$1.90 – 5.80	$3.60
Granted	1,048,500	0.63 – 1.01	0.94
Forfeited	(430,000)	1.01 – 5.80	2.82

Outstanding, December 31, 2007	3,677,854	$0.63 – 4.05	$2.93

The following tables summarize information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.63 – $0.70	225,000	4.97	$0.69	205,000	$0.70
$1.01 – $2.70	955,500	4.69	$1.32	385,500	$1.78
$2.92 – $4.05	2,497,354	4.63	$3.75	2,302,356	$3.75

	3,677,854	4.66	$2.93	2,892,856	$3.27

The weighted-average grant-date fair values of options granted during 2007, 2006 and 2005 were $0.70, $2.20 and $1.41, respectively. As of December 31, 2007 there were 784,998 of unvested options which will vest as follows: 296,671 in 2008, 291,663 in 2009 and 196,664 in 2010. Total expected unrecognized compensation cost related to such unvested options is $570, which is expected to be recognized over a weighted–average period of 1.0 years. As of December 31, 2007, the aggregate intrinsic value of outstanding options is $18 based on the Company’s closing common stock price of $0.70 as of December 31, 2007. The aggregate intrinsic value of outstanding fully vested options and exercisable options is $4, based on the Company’s closing common stock price of $0.70 as of December 31, 2007.

No options were exercised during the years ended December 31, 2007, 2006 and 2005. No cash has been received from the exercise of employee stock options during the cumulative period from inception to December 31, 2007. The intrinsic value of options exercised for the cumulative period from inception was $74 resulting from the cashless exercise of options in October 2003.

During the years ended December 31, 2007, 2006, 2005 and the cumulative period from inception to December 31, 2007, 485,169, 160,667, 193,667 and 2,892,856 stock options, net of forfeitures vested respectively. The total fair value of options vested during the years ended December 31, 2007, 2006, 2005 and the cumulative period from inception to December 31, 2007 was $491, $241, $250 and $5,568, respectively.

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

In March 2002, the Company entered into a second agreement with the same non-employee, by which the Company granted 2,000 options a month to purchase common stock at an exercise price of $3.50 in consideration for monthly consulting services. On November 11, 2002 such agreement was superseded by an amendment, which was effective retroactively to the date of the original agreement, March 1, 2002. Under the amended agreement, the Company granted 24,000 options on March 1, 2002, which vest at a rate of 2,000 options per month, as services are performed. These options were valued at $11 using the Black-Scholes option-pricing model, based on a grant date fair value of the Company’s common stock of $2.16 per share. During 2002, the Company recorded a $41 charge to stock compensation expense related to the 20,000 options that vested during the year. As of December 31, 2002, the Company had deferred compensation of $11 that related to the remaining unvested options, which was recognized in 2003.

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

In September 2003, the Company granted 25,000 options each to a Board member and to a member of the Scientific Advisory Board for consulting services. The options were exercisable immediately at $4.05 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $2.44 per share. The Company recorded a $122 charge to stock compensation expense in 2003 related to these awards.

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

In March 2004, the Company issued 25,000 options in fulfillment of a September 2003 agreement with an investor relations firm. The agreement obligated the Company to pay a monthly retainer and issue options at a rate of 5,000 options per month, up to a maximum of 100,000 options, exercisable at $5.80 per share as services are performed. The Company concluded the engagement in February 2004. The options were exercisable immediately and expired on March 26, 2007. Accordingly, the Company recorded $29 as stock compensation expense in 2003 on the 15,000 options that vested as of December 31, 2003 and an additional stock compensation expense of $23 in 2004 on the 10,000 options that vested in January and February 2004. The stock compensation expense was determined based on a fair market value of the options when the options were earned. These options expired unexercised in 2007.

In April 2004, the Company entered into an agreement with an investor relations firm. The agreement obligated the Company to pay a monthly retainer and issue options at a rate of 5,000 per month up to a maximum of 60,000 options exercisable at $5.16 per share as services are performed. During 2004, 45,000 options were earned but not issued. During 2005 15,000 options were earned and the full 60,000 options were issued. The Company recorded $67 in 2004 and $14 in 2005 as stock compensation expense related to this agreement. The stock compensation expense was determined based on the fair market value of the options when the options were earned. The options were exercisable immediately and expired three years from the agreement date. These options expired unexercised in 2007.

In November 2005, the Company issued 5,000 options to a member of the Scientific Advisory Board for consulting services. The options were exercisable immediately at $2.61 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $1.35 per share which was the fair market value at the date of the grant. The Company recorded a $7 charge to stock compensation expense in 2005 related to this award.

In March 2006 the Company issued 15,000 options to a consultant for consulting services. 5,000 of the options were exercisable immediately, 5,000 options vest in March 2008 and 5,000 options vest in March 2009. The options are exercisable at $3.75 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $2.20 per share which was the fair market value at the date of the grant. The Company is recording a $33 charge to stock compensation expense over the vesting period of the options.

In December 2007, the Company issued 5,000 options to a consultant for consulting services. The options were exercisable immediately at $0.63 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $0.46 per share which was the fair market value at the date of the grant. The Company recorded a $2 charge to stock compensation expense in 2007 related to this award.

9.	EARNINGS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method and convertible debenture using the if-converted method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the years ended December 31, 2007, 2006 and 2005, all stock options and warrants were excluded from the computation of diluted net income (loss) per share. For the year ended December 31, 2006 all potential shares related to conversion of the convertible debentures were excluded from the computation of diluted net income (loss) per share as the effect would be anti-dilutive. During the year ended December 31, 2007 all potential shares related to the conversion of the convertible debenture were excluded from the computation of diluted net income (loss) per share since to include them would be anti-dilutive and as of December 31, 2007 the convertible debenture has been repaid in full. Dilutive shares which could exist pursuant to the exercise of outstanding stock options and warrants at December 31, 2007, 2006 and 2005 totaled approximately 11,954,561, 8,245,853, and 6,397,851 respectively. These amounts were not included in the calculation because their affect would have been anti-dilutive.

	2007	2006	2005
Net Loss-basic and diluted	$(9,433)	$(3,193)	$(6,855)

	2007	2006	2005
Weighted average common shares outstanding-basic and diluted	38,980,548	28,472,898	27,315,411
Net Loss Per Share-basic and diluted	$(0.24)	$(0.11)	$(0.25)

10.	COMMITMENTS AND CONTINGENCIES

Lease Commitments – The Company leases its facility under a non-cancelable operating lease that expires in August 2011. In connection with the operating lease, the Company has issued a letter of credit which is secured by restricted cash on deposit with the bank as a security deposit of approximately $59. Prior to this lease, the Company leased its facility under a non-cancelable operating lease that expired in May of 2006. Rent expense under these operating leases was $259, $170, and $111 for the years ended December 2007, 2006, 2005 and the cumulative period from inception (July 10, 2000) to December 31, 2007, respectively.

Future minimum payments under this lease as of December 31, 2007 are approximately as follows:

Year ended December 31,
2008	$289
2009	267
2010	276
2011	167
2012	—

Total lease payments	$999

Contingency – In January 2004, David Platt, Ph.D., our Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. GlycoGenesys asserted counterclaims against us and Dr. Platt alleging tortious interference, misappropriation of proprietary rights, defamation and unfair competition, and seeks monetary damages and injunctive relief related to our intellectual property. The Company and Dr. Platt have denied any liability for the counterclaims. Prospect Therapeutics, Inc. (formerly known as Marlborough Research and Development, Inc.) purchased certain assets including this lawsuit from the GlycoGenesys bankruptcy estate and continues prosecuting the counterclaims against the Company and Dr. Platt. The Company filed a motion for summary judgment relative to the counterclaims on November 8, 2007. Limited discovery may still be taken. The Company believes these claims are without merit and intends to contest them vigorously. Additionally, the Company believes that any impact on the financial statements is neither probable or reasonably estimable and therefore no amounts have been recorded as of December 31, 2007.

The Company’s Board of directors authorized the indemnification of Platt for the expenses of his defense of the counterclaims. In 2007 the Company incurred no expenses in connection with this defense. Through December 31, 2007 the Company has incurred cumulative expenses of approximately $438 in connection with this defense.

In January 2005, the Company filed a request with the U.S. Patent and Trademark Office for an inter partes re-examination of U.S. Patent No. 6,680,306 owned by GlycoGenesys, Inc. because the Company believes that the invention claimed in this patent is anticipated by other inventions (technically, “prior art”), including the Company’s U.S. Patent No. 6,645,946 for DAVANAT®. The Patent Office agreed with the Company’s argument that all claims stated in the ‘306 patent are anticipated by prior art. The matter is now before the Patent Office for a final decision. The Company believes that the actions of the Patent Office support the Company’s belief that the invention claimed in the Company’s DAVANAT® patent is prior art relative to the GlycoGenesys patent. Additionally, the Company believes that any impact on the financial statements is neither probable nor reasonably estimable and therefore no amounts have been recorded as of December 31, 2007.

On January 30, 2008, Custom Equity Research, Incorporated (d/b/a Summer Street Research Partners) (“Summer Street”) filed a lawsuit against the Company in the Superior Court of the Commonwealth of Massachusetts, alleging claims for breach of contract, declaratory judgment and unjust enrichment arising out of an engagement letter under which Summer Street agreed to provide institutional investment placement services to the Company. Summer Street claims it is entitled to a placement fee for each placement made during the term of the agreement and for each issuance of securities made or agreed to be made by the Company from October 17, 2007 through November 16, 2008. On February 20, 2008, the Company filed a Motion to Dismiss. The Company believes the lawsuit is without merit and intend to contest it vigorously. Additionally, the Company believes that any impact on the financial statements is neither probable or reasonably estimable and therefore no amounts have been recorded as of December 31, 2007.

In the ordinary course of business, the Company may from time to time be involved in other legal matters that in the Company’s estimation will not have a material adverse impact on it. The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable.

11.	INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $1,031 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, related deferred tax asset and the corresponding valuation allowance.

The components of the net deferred tax assets are as follows at December 31:

	2007	2006
Operating loss carryforwards	14,187	$11,901
Tax credit carryforwards	82	1,035
Other temporary differences	19	(85)

	14,288	12,851
Less valuation allowance	(14,288)	(12,851)

Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2007	2006	2005
Tax benefit at U.S. statutory rates	(34.0%)	(34.0%)	(34.0%)
State tax benefit	(6.2%)	(10.9%)	(6.2%)
Permanent differences	12.1%	(38.8%)	.2%
Research and development credits	(0.8%)	(12.2%)	(2.3%)
Valuation allowance	28.9%	95.9%	42.3%

	0%	0%	0%

As of December 31, 2007, the Company has federal and state net operating loss carryforwards totaling $36,012 and $30,993, respectively, which expire through 2027. In addition, the Company has federal and state research and development credits of $49 and $29 and investment tax credits of approximately $4, which expire through 2027. Changes in the Company’s ownership, as defined by Section 382 of the Internal Revenue Code, could limit the amount of carryforwards which may be realized in future periods. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% allowance against the Company’s net deferred tax assets.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

Beginning Uncertain Tax Benefits	$1,031
Current Year—Increase	51
Current Year—Decrease	None
Current Year—Interest/Penalties	None
Settlements	None
Expire Statutes	None
Ending Uncertain Tax Benefits	$1,082

Included in the balance of unrecognized tax benefits at December 31, 2007, are $1,082 of tax benefits $890 of which, would affect the effective tax rate. We have not recognized an adjustment to the deficit accumulated during the development stage for unrecognized tax benefits because we have recorded a full valuation allowance against net operating loss carry forwards.

Since the Company’s net deferred tax assets and the unrecognized tax benefits determined under FIN 48 would not result in a cash payment, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits. Should the Company incur interest and penalties related to income taxes, those amounts would be included in income tax expense.

Total amounts of unrecognized tax benefits are not expected to significantly increase or decrease within 12 months of the reporting date.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires.

12.	SUBSEQUENT EVENTS

On January 29, 2008 the Company filed registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), under which the Company may offer shares of its common stock, preferred stock, common stock, warrants and units in one or more offerings with a total value of up to $10 million. Unless otherwise stated in a prospectus supplement, net proceeds of securities issued and sold may include working capital, capital expenditures, research and development expenditures and other matters stated in the prospectus contained in the registration statement. The staff of the SEC declared the registration statement effective on February 5, 2008. On February 15, 2008, the Company filed a prospectus supplement (the “Prospectus Supplement”) in which it offered (i) an aggregate of 7,500,000 shares of common stock at $0.50 per share, (ii) warrants , with a term of five years, to purchase an aggregate of 7,500,000 share of its common stock at an exercise price of $0.70 per share, and (iii) warrants, with a term of four months, to purchase an aggregate of 3,000,000 share of its common stock at an exercise price of $0.67 per share. The warrants are exercisable 181 days after the transaction closes. On February 25, 2008, the Company closed the transaction set forth in the Prospectus Supplement and received net proceeds of approximately $3.4 million after transaction costs.

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the last two years as originally reported are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Total operating expenses	$1,924	$1,772	$1,368	$1,391
Total other income (expense)	(3,650)	1,808	(1,218)	82
Net income (loss)	(5,574)	36	(2,586)	(1,309)
Net income (loss) per share:
Basic	(0.16)	(0.00)	(0.06)	(0.02)
Diluted	(0.16)	(0.00)	(0.06)	(0.02)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Total operating expenses	$1,724	$2,099	$1,929	$1,296
Total other income (expense)	(6,602)	2,329	7,600	528
Net income (loss)	(8,326)	230	5,671	(768)
Net income (loss) per share:
Basic	(0.30)	0.01	0.20	(0.03)
Diluted	(0.30)	(0.03)	0.18	(0.03)