Form 10-K/A
period 2007-12-31
PRO PHARMACEUTICALS INC
filed 2008-03-31
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Amendment No. 1 to the Annual Report on Form 10-K

For the Year Ended December 31, 2007

EXPLANATORY NOTE

Pro-Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A to amend the Company’s Form 10-K for the fiscal year ended December 31, 2007 (the “Original Report”) in order to (i) insert paragraph (b) “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 9A(T), “Controls and Procedures” and (ii) file correct versions of the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (the “Section 302 Certifications”). Management’s Annual Report on Internal Control Report Over Financial Reporting was inadvertently omitted from the Original Report. The Section 302 Certifications filed with the Original Report were inadvertently missing certain required information not previously required to be contained in Section 302 Certifications.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including in this Amendment only (i) Item 9A(T), “Controls and Procedures,” of Part II and (ii) Item 15, “Exhibits,” of Part IV (including correct Section 302 Certifications). The remaining Items of the Original Report are not amended hereby.

PART II

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework” issued by COSO was effective as of December 31, 2007.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description of Document	Note Reference

3.1	Articles of Incorporation of the Registrant, dated January 23, 2001, as filed with the Secretary of State of the State of Nevada	1

3.2	Certificate of Amendment to Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of Nevada Secretary of State on May 28, 2004	2

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Nevada on October 5, 2007	3

3.4	Amended and Restated Bylaws of the Registrant	4

10.1	Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan.	5

10.2	Pro-Pharmaceuticals, Inc. 2003 Non-employee Director Stock Incentive Plan.	6

10.3	Employment Agreement, effective January 2, 2004, by and between the Registrant and David Platt.	7

10.4	Form of Incentive Stock Option Agreement (under the 2001 Stock Incentive Plan).	8

10.5	Form of Non-Qualified Stock Option Agreement (under the 2001 Stock Incentive Plan).	8

10.6	Form of Non-Qualified Stock Option Agreement (under the 2003 Non-Employee Director Stock Incentive Plan).	8

10.7	Form of 7% Convertible Debenture issued on February 14, 2006	9

10.8	Securities Purchase Agreement dated February 14, 2006, between Pro-Pharmaceuticals, Inc. and the Purchasers named therein	9

10.9	Registration Rights Agreement dated February 14, 2006, between Pro-Pharmaceuticals, Inc. and the Purchasers named therein.	9

10.10	Form of Common Stock Purchase Warrant issued on February 14, 2006.	9

10.11	Office Lease Agreement dated May 2, 2006 between NS 5/27 Acquisition LLC, landlord, and the Registrant, tenant.	10

10.12	Waiver and Exchange Agreement dated March 21, 2007.	11

10.13	Employment Agreement effective October 1, 2007 between Theodore D. Zucconi, President, and the Registrant.	12

10.14	Employment Agreement dated May 1, 2003 between Anthony D. Squeglia, and Registrant filed upon succession as Chief Financial Officer effective October 1, 2007.	13

10.15	Form of Securities Purchase Agreement for units of Series A 12% Convertible Preferred Stock and Common Stock Purchase Warrants.	3

10.16	Form of Registration Rights Agreement	3

10.17	Form of Common Stock Purchase Warrant	3

10.18	Form of Common Stock Purchase Warrant	3

10.19	Amended and Restated Employment Agreement dated December 20, 2007 between Anthony D. Squeglia and the Registrant.	14

Exhibit Number	Description of Document	Note Reference

10.20	Amended and Restated Employment Agreement dated December 19, 2007 between Theodore D. Zucconi and the Registrant	15

10.21	Securities Purchase Agreement dated February 14, 2008 between the Registrant and Alpha Capital, Rockmore Investment Master Fund, Ltd., Iroquois Master Fund, Ltd., Cranshire Capital, L.P., Hudson Bay Fund, L.P., Hudson Bay Overseas Fund, Ltd., Truk International Fund, L.P., Truk Opportunity Fund, LLC, ICM Business Trust, Ionic Capital Master Fund, Ltd., Highbridge Capital Management, LLC, Portside Growth & Opportunity Fund, Millenium Partners, L.P., Peter Hauser, Peter L. Hauser IRA, Enable Growth Partners L.P., George Macricostas, CAMOFI Master LDC, Cougar Trading, LLC, Brio Capital L.P., Fairfield Investments	16

10.22	Form of Common Stock Purchase Warrant issued on February 25, 2008	16

10.23	Placement Agent Agreement dated February 12, 2008 between Maxim Group LLC and the Registrant	16

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Deloitte & Touche LLP, an independent registered public accounting firm

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Previously filed.
1.	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.
2.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2004.
3.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2007.
4.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 17, 2007.
5.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 filed with the Commission on November 14, 2001.
6.	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, as filed with the Commission on October 22, 2003.
7.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.
8.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.
9.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on February 15, 2006.
10.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on May 5, 2006.
11.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on March 21, 2007.

12.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 27, 2007
13.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 4, 2007.
14.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on October December 20, 2007.
15.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on October December 26, 2007.
16.	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on October February 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2008.

PRO-PHARMACEUTICALS, INC.

By:	/S/ DAVID PLATT
Name: David Platt, Ph.D. Title: Chief Executive Officer