Form 10-Q
period 2008-03-31
PRO PHARMACEUTICALS INC
filed 2008-05-15
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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
(Do not check if a smaller reporting company)

The number of shares outstanding of the registrant’s common stock as of May 8, 2008 was 47,947,609.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Consolidated Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2008 and March 31, 2007, and for the Cumulative Period From Inception (July 10, 2000) to March 31, 2008	4

	Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited) for the Three Months Ended March 31, 2008	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2008 and March 31, 2007, and for the Cumulative Period From Inception (July 10, 2000) to March 31, 2008	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4T.	Controls and Procedures	19

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity securities and Use of Proceeds	20

ITEM 5.	Other Information

ITEM 6.	Exhibits	21

SIGNATURES		22

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,255	$1,319
Deferred research and development expense	133	—
Prepaid expenses and other current assets	72	70

Total current assets	$3,460	$1,389

PROPERTY AND EQUIPMENT – NET	62	73
RESTRICTED CASH	69	70
INTANGIBLE ASSETS – NET	246	250

TOTAL ASSETS	$3,837	$1,782

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$463	$601
Accrued expenses	438	362
Accrued dividends payable	83	—
Advances received from subscribers for Series A 12% Convertible Preferred Stock and related warrants	—	1,637

Total current liabilities	$984	$2,600

WARRANT LIABILITIES	5,979	2,069
OTHER LONG-TERM LIABILITIES	38	37

Total liabilities	$7,001	$4,706

CONTINGENCIES (Note 7)
STOCKHOLDERS’ DEFICIT:

Undesignated shares, $0.01 par value; 10,000,000 shares authorized; 5,000,000 shares designated Series A 12% Convertible Preferred Stock and 5,000,000 shares undesignated at March 31, 2008 and December 31, 2007

Series A 12% Convertible Preferred Stock; 5,000,000 shares designated, 1,742,500 issued and outstanding at March 31, 2008, and 1,667,500 shares subscribed, none issued and outstanding at December 31, 2007	$704	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 47,864,792 and 40,364,792 issued and outstanding at March 31, 2008 and December 31, 2007 respectively;	$48	$40
Additional paid-in capital	33,230	32,196
Deficit accumulated during the development stage	(37,146)	(35,160)

Total stockholders’ deficit	$(3,164)	$(2,924)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,837	$1,782

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands except share and per share data)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31,
	2008	2007	2008
OPERATING EXPENSES:
Research and development	$422	$668	$16,003
General and administrative	990	1,256	23,445

Total operating loss	$(1,412)	$(1,924)	$(39,448)
OTHER INCOME AND (EXPENSE):
Interest income	13	62	750
Interest expense	—	(296)	(4,451)
Change in fair value of convertible debt instrument	—	(1,111)	(3,426)
Change in fair value of warrant liabilities	(587)	(2,305)	9,429

Total other income (expense)	$(574)	$(3,650)	$2,302

NET LOSS	$(1,986)	$(5,574)	$(37,146)
SERIES A 12% CONVERTIBLE PREFERRED STOCK DIVIDEND	(83)	—	(83)

NET LOSS APPLICABLE TO COMMON STOCK	$(2,069)	$(5,574)	$(37,229)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.05)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	43,331,825	34,827,815

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED) (dollars in thousands except share data)

	Common Stock		Preferred Stock		Additional	Deficit Accumulated During the	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Development Stage	Stockholders’ Deficit
BALANCE, JANUARY 1, 2008	40,364,792	$40	—	$—	$32,196	$(35,160)	$(2,924)
Net loss	—	—			—	(1,986)	(1,986)
Series A 12% Convertible Preferred Stock issued in a February 4, 2008 private placement (net of cash issuance costs of $52)			1,742,500	704			704
Common stock issued in a February 25, 2008 offering (net of cash issuance costs of $369)	7,500,000	8			1,036	—	1,044
Series A 12% Convertible Preferred Dividend					(83)		(83)
Stock-based compensation expense	—	—			81	—	81

BALANCE, MARCH 31, 2008	47,864,792	$48	1,742,500	$704	$33,230	$(37,146)	$(3,164)

See notes to unaudited condensed consolidated financial statements

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,986)	$(5,574)	$(37,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	17	454
Stock-based compensation expense	81	175	2,169
Non-cash interest expense	—	296	4,279
Change in fair value of convertible debt instrument	—	1,111	3,426
Change in fair value of warrant liabilities	587	2,305	(9,429)
Write off of intangible assets	—	—	170
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(135)	(20)	(202)
Accounts payable and accrued expenses	(62)	267	1,019
Other long-term liabilities	1	4	38

Net cash used in operating activities	$(1,499)	$(1,419)	$(35,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificate of deposit	$—	$5,000	$—
Purchases of property and equipment	—	(2)	(419)
Change in restricted cash	1	(5)	(69)
Increase in patents costs and other assets	—	(24)	(404)

Net cash provided by (used in) investing activities	$1	$4,969	$(892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	$3,381	$—	$28,690
Net proceeds from issuance of Series A 12% Convertible Preferred Stock and related warrants	53		1,690
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	—	(1,641)
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	$3,434	$—	$39,369

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,936	3,550	3,255
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,319	773	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,255	$4,323	$3,255

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$114

NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	—	—	1,172

Conversion of accrued expenses into common stock	—	—	303

Cashless exercise of employee stock options	—	—	74

Conversion and redemptions of convertible notes and accrued interest into common stock	—	5,915	12,243

Conversion of extension costs related to convertible notes into common stock	—	—	171

Conversion of prepaid interest into common stock	—	(32)	—

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31,
	2008	2007	2008
Dividends payable on preferred stock	83		83

Issuance of warrants to induce conversion of notes payable	—	—	503

Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of March 31, 2008 and the results of its operations and its cash flows for the three months ended March 31, 2008 and March 31, 2007 and for the cumulative period from inception (July 10, 2000) to March 31, 2008. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2007.

As shown in the unaudited condensed consolidated financial statements, the Company incurred net losses of approximately $37.1 million for the cumulative period from inception (July 10, 2000) through March 31, 2008. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through March 31, 2008, the Company has raised approximately $41.0 million in capital through sale and issuance of convertible preferred stock, common stock, common stock purchase warrants, and debt securities in public and private offerings. From inception (July 10, 2000) through March 31, 2008, the Company has used approximately $35.2 million of cash in its operations. At March 31, 2008, the Company had approximately $3.3 million of cash and cash equivalents to fund future operations. Management believes there is sufficient cash to fund operations into October 2008. The Company is actively pursuing additional sources of financing and other strategic alternatives.

In June 2007, the Company received a notice from the American Stock Exchange that it is reviewing the Company’s eligibility for continued listing of the Company’s common stock. In particular, the exchange noted that the Company was not in compliance with its minimum stockholders’ equity requirement in two of the last three years. In response to the Company’s plan to achieve and sustain compliance with the listing requirements, the exchange granted the Company an extension until October 13, 2008 to regain compliance with the standards. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by such date could result in the Company’s stock being de-listed from the exchange.

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

Impact of New Accounting Standards – In September 2006, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. The Company adopted SFAS No. 157 in the first quarter of fiscal year 2008. See Note 4.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company adopted SFAS No. 159 in the first quarter of fiscal year 2008. SFAS No. 159 had no impact on the Company’s financial statements as the Company elected not to value any assets or liabilities at fair value.

In June 2007, the FASB issued Emerging Issues Task Force 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides that nonrefundable advance payments for goods or services that will be used or renders for future research and development activities should be deferred and capitalized. The Company adopted EITF 07-3 in the first quarter of 2008 and deferred approximately $133,000 of research and development costs which will be expensed in future periods.

2.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which was adopted January 1, 2006, using the modified prospective transition method. The Company has two stock-based compensation plans where the Company’s common stock has been made available for option grants as part of the Company’s compensation programs.

The fair value of the options granted is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to December 31,
	2008	2007	2007
Risk-free interest rate	2.53%	4.45%	3.21%
Expected life of the options	5 years	5 years	3.70 years
Expected volatility of the underlying stock	95%	95%	91%
Expected dividend rate	None	None	None

Stock-based compensation expense for both employees and non-employees totaled approximately $81,000 and $175,000 for the three months ended March 31, 2008 and 2007.

Pursuant to the 2003 Pro-Pharmaceuticals, Inc. Non-Employee Director Stock Incentive Plan, on March 13, 2008, the Company granted to each of its non-management directors, in consideration of their service on the Board of Directors in 2007, options to purchase a total of 67,000 shares of its common stock, exercisable at $0.38 per share.

Members of the Board of Directors are entitled to a grant of stock options for each Board and committee meeting attended. The options are generally granted in the year following service. The Company expenses the value of stock options as earned. In the first quarter of 2008 Board members earned approximately 12,000 stock options.

The following table summarizes the stock option activity in the Company’s equity incentive plans from January 1, 2008 through March 31, 2008:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2008	3,677,854	$0.63 – 4.05	$2.93
Granted	67,000	0.38	0.38
Options expired	(25,000)	3.50	3.50

Outstanding, March 31, 2008	3,719,854	$0.38-4.05	$2.88

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.38 – $0.70	292,000	4.77	$0.62	272,000	$0.62	4.78
$1.01 – $2.70	955,500	4.44	$1.32	575,503	$1.52	4.77
$2.92 – $4.05	2,472,354	4.42	$3.75	2,377,357	$3.75	4.48

	3,719,854	4.46	$2.88	3,224,860	$3.09	4.56

The weighted–average grant date fair value for options granted during the three month periods ended March 31, 2008 and 2007 was $0.28, and $0.74 respectively. The total fair value of options vested during the three month periods ended March 31, 2008 and 2007 was approximately $381,000 and $403,000, respectively.

As of March 31, 2008 there were 494,994 unvested options which will vest as follows: 6,667 in 2008, 291,663 in 2009, and 196,664 in 2010. Total expected unrecognized compensation cost related to such unvested options is approximately $480,000, which is expected to be recognized over a weighted–average period of .9 years. As of March 31, 2008, the aggregate intrinsic value of outstanding options is approximately $3,000 based on the Company’s closing common stock price of $0.43 as of March 31, 2008. As of March 31, 2008, the aggregate intrinsic value of outstanding fully vested options and exercisable options is approximately $3,000 based on the Company’s closing common stock price of $0.43 as of March 31, 2008.

There was no cash received from employees as a result of employee stock option exercises during the three–month periods ended March 31, 2008 and 2007 and during the cumulative period from inception (July 10, 2000) to March 31, 2008. There were no options exercised during the three month periods ended March 31, 2008 and 2007 and the intrinsic value of options exercised for the cumulative period from inception was approximately $74,000 resulting from the cashless exercise of options in October 2003.

3.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2008	December 31, 2007
Legal and accounting fees	$81	$14
Scientific and clinical fees	155	214
Accrued payroll and vacation	63	97
Other	139	37

Total	$438	$362

4.	COMMON STOCK WARRANTS

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of March 31, 2008. The 2001 Placement Agent Warrants are classified as equity. The remaining warrants are classified as liabilities:

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
October 2003 Transaction (1)
Investor Warrants	657,293	$3.20	October 2, 2003	October 2, 2008
April 2004 Transaction (2)
Investor Warrants	618,056	$3.25	April 7, 2004	April 7, 2009

August 2004 Transaction
Investor Warrants	2,000,000	$4.20	February 13, 2005	August 12, 2009
Placement Agent Warrants	100,000	$4.20	February 13, 2005	August 12, 2009
February 2006 Transaction
Investor Warrants (3)	9,985,097	$0.50	August 15, 2006	August 14, 2011
Placement Agent Warrants(4)	998,508	$0.50	August 15, 2006	August 14, 2011
2001 Placement Agents	110,000	$3.50	February 1, 2002	February 1, 2012
February 4, 2008 Transaction
$1.50 Investor Warrants	1,742,500	$1.50	August 3, 2008	February 4, 2012
$2.00 Investor Warrants	1,742,500	$2.00	August 3, 2008	February 4, 2012
$1.50 Placement Agent Warrants	8,400	$1.50	August 3, 2008	February 4, 2012
February 25, 2008 Transaction
$0.70 Investor Warrants	7,500,000	$0.70	August 25, 2008	August 25, 2013
$0.63 Investor Warrants	3,000,000	$0.63	August 25, 2008	December 26, 2008
$0.70 Placement Agent Warrants	206,250	$0.70	August 25, 2008	August 25, 2013

Total	28,668,604

(1)	The exercise price of the warrants has been adjusted from $5.29 per share to $3.20 per share due to the subsequent issuance of equity related instruments.
(2)	The exercise price of the warrants has been adjusted from $5.30 per share to $3.25 per share due to the subsequent issuance of equity related instruments.
(3)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 8,494,784 warrants have become issuable upon exercise due to subsequent issuance of equity related instruments.
(4)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 849,477 warrants have become issuable upon exercise due to subsequent issuance of equity related instruments.

October 2003, April 2004, August 2004 Transactions – In connection with the October 2003, April 2004, and August 2004 PIPE transactions, the Company issued common stock purchase warrants. The warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet under the caption “Warrant Liabilities”. Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Gain/loss on change in fair value of warrant liabilities”.

February 2006 Transaction – In February 2006, the Company issued $10 million in aggregate principal amount of convertible debentures (“Debentures”) together with warrants to investors and the placement agent to purchase approximately 1,490,313 and 149,031 shares respectively, of the Company’s common stock.

The warrants are accounted for as freestanding derivative instruments in the consolidated balance sheet under the caption “Warrant Liabilities”. Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Gain/loss on change in fair value of warrant liabilities”.

The exercise price of the investor and placement agent warrants are each subject to certain anti-dilution protections, including for stock splits, stock dividends, change in control events and dilutive issuances of common stock or common stock equivalents, such as stock options, at an effective price per share that is lower than the then exercise price. In the event of a dilutive issuance of common stock or common stock equivalents, the exercise price is reduced to equal the lower price per share of the subsequent transaction.

In March 2007, under a Waiver and Exchange Agreement with six of the seven remaining holders of the Debentures, the exercise price of the investor warrants was reduced to $1.00 per share, which, in accordance the anti-dilution provisions of the warrants would result in an additional 3,152,014 shares of the Company’s common stock becoming issuable upon exercise of the investor warrants. Pursuant to the same agreement, approximately $3.9 million of the then remaining $4.4 million of outstanding Debentures was discharged in exchange for shares of the Company’s common stock. In connection with the February 2008 finance transactions, as a result of the anti-dilution provisions of the warrant instruments, the exercise price of the investor and placement agent warrants was reduced to $0.50 and an additional 5,342,770 and 849,477 shares of the Company’s common stock are issuable, respectively, upon exercise of the investor and placement agent warrants.

February 4, 2008 Transaction – On February 4, 2008, the Company closed a private placement in which it sold units of securities comprised of 1,742,500 shares of Series A 12% Convertible Preferred Stock together with warrants to purchase 1,742,500 shares of common stock exercisable at $1.50 and warrants to purchase 1,742,500 shares of common stock exercisable at $2.00. In addition the Company issued to placement agents warrants to purchase 8,400 shares of common stock at $1.50. The warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet under the caption “Warrant Liabilities”. Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Gain/loss on change in fair value of warrant liabilities”.

February 25, 2008 Transaction – On February 25, 2008, the Company sold to investors 7,500,000 shares of its common stock, 7,500,000 warrants to purchase shares of common stock exercisable at $0.70, and 3,000,000 warrants to purchase shares of common stock exercisable at $0.63. In addition, the Company issued to a placement agent 206,250 warrants to purchase shares of common stock at $0.70. The warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet under the caption “Warrant Liabilities”. Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Gain/loss on change in fair value of warrant liabilities”.

Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 establishes a new framework for measuring fair value and requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The valuation techniques and disclosures required by SFAS 157 are determined by the following hierarchy:

Level 1 - Quoted prices for identical instruments in active markets.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 - Significant inputs to the valuation model are unobservable.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities

Key assumptions used to apply these models as of March 31, 2008 and December 31, 2007 are as follows:

	Warrants
	March 31, 2008	December 31, 2007
Risk free interest rate	1.51% -1.92%	3.16% - 3.34%
Expected life	0.51 years - 3.37 years	0.75 years – 3.62 years
Expected volatility of common share price	95%	95%
Common share price	$0.43	$0.70

The warrant liabilities are classified as Level 2 instruments. A summary of changes in the warrant liabilities is as follows:

Fair Value of Warrant Liabilities
Balance December 31, 2007	$2,069
Fair value assigned to February 4, 2008 transaction warrants upon issuance	986
Fair value assigned to February 25, 2008 transaction warrants upon issuance	2,337
Change in fair value realized (gain) loss	587

Balance March 31, 2008	$5,979

5.	STOCKHOLDERS’ (DEFICIT)

February 4, 2008 Private Placement. – On February 4, 2008, the Company closed a private placement begun in October 2007 of its Series A 12% Convertible Preferred Stock (“Series A Preferred”) and related warrants. In this transaction, the Company sold units of securities at $1.00 per unit, each unit comprised of (i) one share of Series A Preferred, (ii) a warrant to purchase one share of common stock for $1.50, and (iii) a warrant to purchase one share of common stock for $2.00. Each share of the Series A Preferred is entitled to dividends at the rate of 12% per annum payable at the Company’s option in cash or shares of common stock valued at the higher of $1.00 per share or 100% of the value weighted average price of the Company’s share price for the 20 consecutive trading days prior to the applicable dividend payment date. Dividends are payable semi-annually on March 30 and September 30. The dividend paid on the initial dividend payment date is calculated from the date the Company deposited each subscription advance.

The shares of Series A Preferred are entitled to vote as a class with the Company’s common stock and each share of Series A Preferred is convertible at any time to one share of common stock, subject to adjustment in the event of a stock dividend, stock split or combination, reclassification or similar event. The Company has the right to require conversion if the closing price of the common stock exceeds $3.00 for 15 consecutive trading days and a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series A Preferred is then in effect. Each warrant is exercisable solely for cash beginning August 3, 2008 and expires on February 4, 2012. The exercise price of each warrant is adjustable in the event of a stock split or stock combination, capital reorganization, merger or similar event.

As of December 31, 2007, the Company had received subscription advances of approximately $1,667,500 for the units of securities described above. In 2008, the Company received additional subscription advances of approximately $75,000 resulting in total gross proceeds of approximately $1,742,500. On February 4, 2008 the Company closed the private placement. The Company incurred approximately $52,000 of cash transaction costs resulting in net cash proceeds of approximately $1,690,500. In addition, the Company incurred approximately $2,000 of costs for warrants issued to placement agents. Proceeds of approximately $984,000 were allocated to investor warrants using the Black-Scholes method with the following assumptions: risk free interest rate 2.51%, volatility 95%, fair market value of the company’s common stock on February 4, 2008, the closing date of the transaction of $0.59.

The warrants were determined to have the characteristics of derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and have been accounted for as liabilities. As such, the investor and placement agent warrants were marked to market as of March 31, 2008 resulting in a Change in fair value gain in the Statement of Operations of approximately $384,000.

February 25, 2008 Offering – On February 25, 2008, the Company closed an offering in which it sold to investors (i) an aggregate of 7,500,000 shares of the Company’s common stock at $0.50 per share, (ii) warrants , which expire on August 25, 2013, to purchase an aggregate of 7,500,000 share of the Company’s common stock at an exercise price of $0.70 per share, and (iii) warrants, which expire on December 26, 2008, to purchase an aggregate of 3,000,000 shares of the Company’s common stock at an exercise price of $0.67 per share. In addition, the Company issued to a placement agent warrants, which expire on August 25, 2013 to purchase 206,250 shares of the Company’s common stock at an exercise price of $0.70. The warrants are exercisable beginning on August 25, 2008. The warrants provide for cashless exercise if at any time during the term of the warrants if there is no effective registration statement for the issuance or resale of the underlying warrant shares. The exercise price of each warrant is adjustable in the event of a stock split or stock combination, capital reorganization, merger or similar event.

The Company received net proceeds of approximately $3,381,000 net of cash transaction costs of approximately $369,000. In addition the Company incurred approximately $56,000 of costs for warrants issued to a placement agent. Proceeds of approximately $2,281,000 were allocated to investor warrants using the Black-Scholes method with the following assumptions.

	5 Year Warrants Exercisable at $0.70	4 Month Warrants Exercisable at $0.63
Risk Free Interest Rate	2.94%	2.13%
Volatility	95%	95%
Fair market value of the Company’s common stock	$0.40	$0.40

The warrants were determined to have the characteristics of derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and have been accounted for as liabilities. The investor and placement agent warrants were marked to market as of March 31, 2008 resulting in a Change in fair value loss in the Statement of Operations of approximately $179,000.

6.	LOSS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method and Debentures using the if-converted method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three month periods ended March 31, 2008 and 2007, all stock options, warrants and potential shares related to conversion of the Series A Preferred and the Debentures were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock options and warrants and Series A Preferred at March 31, 2008, and 2007 totaled approximately 34,130,958 and 12,196,367 respectively. These amounts were not included in the calculation because their affect would have been anti-dilutive. At March 31, 2008, there was no convertible debt outstanding. At March 31, 2007, the shares that would be issued upon conversion of the Debentures were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive.

	Three Months Ended March 31,
	2008	2007
Net Loss applicable to common stock-basic and diluted	$(2,069)	$(5,574)
Weighted average common shares outstanding-basic and diluted	43,331,825	34,827,815
Net Loss per Share-basic and diluted	(0.05)	(0.16)

7.	INCOME TAXES

As of December 31, 2007 the total amount of unrecognized tax benefits was approximately $1,082,000. Of this amount, approximately $890,000 would impact the effective tax rate prior to the adjustment for the Company’s valuation allowance. The Company has not recognized an adjustment to the deficit accumulated during the development stage for unrecognized tax benefits because the Company has recorded a full valuation allowance against net operating loss carryforwards.

The Company is subject to U.S. Federal income tax as well as income tax of certain state jurisdictions. The tax years ranging from 2000 through 2007 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Since the Company’s net deferred tax assets and the unrecognized tax benefits determined under FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes” (“FIN 48”), would not result in a tax liability, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits.

8.	CONTINGENCIES

In January 2004, David Platt, Ph.D., our Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. GlycoGenesys asserted counterclaims against the Company and Dr. Platt alleging tortious interference, misappropriation of proprietary rights, defamation and unfair competition, and sought monetary damages and injunctive relief related to the Company’s intellectual property. The Company and Dr. Platt have denied any liability for the counterclaims. Prospect Therapeutics, Inc. (formerly known as Marlborough Research and Development, Inc.) purchased certain assets including this lawsuit from the GlycoGenesys bankruptcy estate and continues prosecuting the counterclaims against the Company and Dr. Platt. The Company filed a motion for summary judgment relative to the counterclaims on November 8, 2007. Limited discovery may still be taken. The Company believes these claims are without merit and intends to contest them vigorously. Additionally, the Company believes that any impact on the financial statements is neither probable nor reasonably estimable and therefore no amounts have been recorded as of March 31, 2008.

The Company’s Board of directors authorized the indemnification of Dr. Platt for the expenses of his defense of the counterclaims. In the three months ended March 31, 2008, Company incurred no expenses in connection with this defense. Through March 31, 2008 the Company has incurred cumulative expenses of approximately $438,000 in connection with this defense.

In January 2005, the Company filed a request with the U.S. Patent and Trademark Office for an inter partes re-examination of U.S. Patent No. 6,680,306 owned by GlycoGenesys, Inc. because the Company believes that the invention claimed in this patent is anticipated by other inventions (technically, “prior art”), including the Company’s U.S. Patent No. 6,645,946 for DAVANAT®. The Patent Office agreed with the Company’s argument that all claims stated in the ‘306 patent are anticipated by prior art. The matter is now before the Patent Office for a final decision. The Company believes that the actions of the Patent Office support the Company’s belief that the invention claimed in the Company’s DAVANAT® patent is prior art relative to the GlycoGenesys patent. Additionally, the Company believes that any impact on the financial statements is neither probable nor reasonably estimable and therefore no amounts have been recorded as of March 31, 2008.

On January 30, 2008, Custom Equity Research, Incorporated (d/b/a Summer Street Research Partners) (“Summer Street”) filed a lawsuit against the Company in the Superior Court of the Commonwealth of Massachusetts, alleging claims for breach of contract, declaratory judgment and unjust enrichment arising out of an engagement letter under which Summer Street agreed to provide institutional investment placement services to the Company. Summer Street claims it is entitled to a placement fee for each placement made during the term of the agreement and for each issuance of securities made or agreed to be made by the Company from October 17, 2007 through November 16, 2008. On February 20, 2008, the Company filed a Motion to Dismiss. The Company believes the lawsuit is without merit and intends to contest it vigorously. Additionally, the Company believes that any impact on the financial statements is neither probable nor reasonably estimable and therefore no amounts have been recorded as of March 31, 2008.

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

In addition to historical information, the following Management’s Discussion and Analysis of the Financial Condition and Results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in such statements. We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, the following: uncertainties as to the utility and market for our potential products; uncertainties associated with pre-clinical and clinical trials of our product candidates; our limited experience in product development and expected dependence on potential licensees and collaborators for commercial manufacturing, sales, distribution and marketing of our potential products; possible development by competitors of competing products and technologies; lack of assurance regarding patent and other protection of our proprietary technology; compliance with and change of government regulation of our activities, facilities and personnel; uncertainties as to the extent of reimbursement for our potential products by government and private health insurers; our dependence on key personnel; our history of operating losses and accumulated deficit; and economic conditions related to the biotechnology and biopharmaceutical industry. We cannot assure you that we have identified all the factors that create uncertainties. Readers should not place undue reliance on forward-looking statements. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Pro-Pharmaceuticals appearing elsewhere herein.

Overview

We are a development-stage company engaged in the discovery, development, and commercialization of first-in-class, targeted therapeutic compounds for advanced treatment of cancer, liver, microbial and inflammatory diseases. Our initial focus is the development of a new generation of anti-cancer treatments using carbohydrate polymers to increase survival and improve the quality of life for cancer patients. DAVANAT®, our lead pipeline candidate, is a new, proprietary chemical entity that is currently in Phase II trials for first-line treatment of colorectal and biliary cancers.

Our proprietary technologies are targeted therapies that also can be used to treat other serious diseases such as liver and kidney fibrosis. We entered into research collaborations with the Mount Sinai School of Medicine to study the anti-fibrotic effects of our novel carbohydrate compounds on liver fibrosis and with Brigham and Women’s Hospital to evaluate the anti-fibrotic effects of these compounds to treat acute and chronic kidney disease. Our first-in-class, novel carbohydrate compounds significantly reduced collagen expression and reversed fibrosis in animal models. Whereas previously, in vitro data indicated a reversal of fibrosis markers, in this proof-of-concept animal study, the compounds clearly reduced collagen expression and reversed liver fibrosis.

For additional information, please see “Item 1. Business – Business of Pro-Pharmaceuticals” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

All of our drug candidates are in preclinical and clinical development. We currently have one drug candidate – DAVANAT® – in clinical development. In general, in order to commercialize our present and future drug candidates, we are required to successfully complete pre-clinical studies and clinical trials and obtain regulatory approvals.

Upon approval by the appropriate regulatory authorities we may commence commercial marketing and distribution of the product. This process typically takes several years to complete and requires the expenditure of substantial resources. Any delay in obtaining or failure to obtain required approvals will materially adversely affect our ability to generate revenues from commercial sales relating to our drug candidates. We anticipate our source of funding for the next several years to come from either financing transactions or collaborations with pharmaceutical or other companies.

We are devoting substantially all of our efforts toward product research and development, and raising capital. We have no source of revenue and have incurred significant losses to date. We have incurred net losses of approximately $37.1 million for the cumulative period from inception (July 10, 2000) through March 31, 2008. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, general and administrative activities and costs related to our financings, including interest and changes in debt carried at fair value. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

Through March 31, 2008, we have raised approximately $41.0 million in capital principally through the sale and issuance of common stock, preferred stock, common stock warrants, and debt securities in public and private offerings. From inception (July 10, 2000) through March 31, 2008, we used cash of $35.2 million for our operations. At March 31, 2008, we had $3.3 million of cash and cash equivalents available to fund future operations, which we believe is sufficient to fund our operations into October 2008.

Because we lack revenue and must continue our research and development, we must continually identify new sources of capital and complete financing transactions in order to continue our business. We must continually monitor the monthly “burn rate” of our capital resources.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Research and Development Expenses. Research and development expenses were approximately $422,000 during the three months ended March 31, 2008, or a 37% decrease as compared to approximately $668,000 incurred during the three months ended March 31, 2007. We generally categorize research and development expenses as either direct external expense, comprised of amounts paid to third party vendors for services, or all other expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and pre-clinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We have one product candidate – DAVANAT® – in clinical trials at this time. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, were as follows:

	Three Months Ended March 31 (000),
	2008	2007
Direct external expenses
Clinical programs	$60	$282
Pre-clinical activities	171	77
All other research and development expenses	191	309

	$422	$668

Clinical program expenses decreased by approximately $222,000 due to lower patient activity in our two early stage, line 1 trials. One of these trials is in colorectal cancer patients and the other is in biliary cancer patients. Pre-clinical activity expenses increased by approximately $94,000 primarily due to expenses associated with filing our Drug Master File for DAVANAT® with the FDA. All other research and development expenses decreased by approximately $118,000 due to lower payroll expenses as a result of salary reductions.

The two early stage patient trials are designed to provide data on the efficacy of DAVANAT® and to continue to provide data on DAVANAT®’s ability to protect patients against the toxic side effects of chemotherapy and biologic agents. We expect research and development expenses in 2008 to remain at approximately the same level as 2007.

Both the time required and costs we may incur in order to commercialize a drug candidate that would result in material net cash inflow are subject to numerous variables, and therefore we are unable at this stage of our development to forecast useful estimates. Variables that make estimates difficult include the number of clinical trials we may undertake, the number of patients needed to participate in the clinical trial, patient recruitment uncertainties, trial results as to the safety and efficacy of our product, and uncertainties as to the regulatory agency response to our trial data prior to receipt of marketing approval. Moreover, the FDA or other regulatory agencies may suspend clinical trials if we or an agency believes patients in the trial are subject to unacceptable risks, or find deficiencies in the conduct of the clinical trial. Delays or rejections may also occur if governmental regulation or policy changes during our clinical trials or in the course of review of our clinical data. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of costs and completion of our program and the period during which material net cash inflows will commence are unavailable at this time.

General and Administrative Expenses. General and administrative expenses decreased approximately $266,000 or 21% to approximately $990,000 during the three months ended March 31, 2008, as compared to approximately $1,256,000 incurred during the three months ended March 31, 2007. General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. Payroll costs decreased by approximately $129,000 due to employee pay reductions. Stock based compensation costs decreased by approximately $97,000 as 2008 employee stock options grants were awarded in the second quarter of 2008 while in 2007 they were awarded in the first quarter. The remaining decrease in general and administrative expense was due principally to lower accounting expenses related to non-recurring costs in 2007 to restate financial statements and reclassify warrants previously recorded as equity to liabilities. We expect general and administrative expenses to decrease in 2008 as compared to 2007 due to lower legal litigation and accounting expenses.

Other Income and Expense. Other income and expense for the three months ended March 31, 2008 was expense of $574,000 as compared to expense of $3,650,000 for the three months ended March 31, 2007. Of the $3,076,000 decrease in expense, $2,829,000 was due to lower non-cash fair value charges associated with our convertible debenture and warrant liabilities. Interest expense associated with our convertible debenture decreased by approximately $296,000 as the convertible debenture was paid in full in the fourth quarter of 2007. Interest income decreased by approximately $49,000 due to a combination of lower cash balances and lower interest rates.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2008, we raised a total of $41.0 million from these offerings and had $3.3 million of available cash.

Net cash used in operations increased by approximately $81,000 to approximately $1.5 million for the three months ended March 31, 2008 as compared to approximately $1.4 million for the three months ended March 31, 2007. Cash operating expenses decreased by approximately $284,000 but was offset by an increase in working capital needs of approximately $365,000. Of the increase in working capital approximately $133,000 is due to capitalized research and development resulting from the implementation of Emerging Issues Task Force 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”)

Net cash provided by investing activities for the three months ended March 31, 2008 decreased by approximately $5 million as compared to the same period last year due principally to a non-recurring certificate of deposit which matured in the first quarter of 2007.

Cash provided by financing activities was approximately $3.4 million in the three months ended March 31, 2008 due principally to the offering described in the next paragraph.

On February 25, 2008, we closed an offering resulting in net proceeds of approximately $3.4 million from the sale of an aggregate of 7,500,000 shares of common stock at $0.50 per share, (ii) warrants , with a term of five years, to purchase an aggregate of 7,500,000 shares of common stock at an exercise price of $0.70 per share, and (iii) warrants, with a term of four months, to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.67 per share. We also issued 206,250 warrants with an exercise price of $0.70 and a term of 5 years to a placement agent in this transaction. Additional information about this transaction is set forth in our Annual Report filed on Form 10-K with the SEC for the year ended December 31, 2007.

On February 4, 2008, we closed a private placement begun in October 2007 of Series A 12% Convertible Preferred Stock (the “Series A Preferred”) and related warrants to accredited investors. In this transaction, we sold, at $1.00 per unit, 1,742,500 units of securities, each unit comprised of (i) one share of Series A 12% Convertible Preferred Stock, (ii) a warrant to purchase one share of common stock for $1.50, and (iii) a warrant to purchase one share of common stock for $2.00. Net proceeds in the quarter ended March 31, 2008 from this transaction were approximately $53,000. Approximately $1.6 million of net proceeds from this transaction were received in the fourth quarter of 2007. Please see Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” in Part II of this Quarterly Report for additional information about this transaction.

We believe that our cash and cash equivalents on hand at March 31, 2008 of approximately $3,255,000 will be sufficient to enable us to meet our operating requirements into October of 2008. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at March 31, 2008, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	926	281	645	—	—

Total payments due under contractual obligations	$926	$281	$645	$—	$—

On May 1, 2006 we entered into an operating lease for office space. The lease commenced on August 11, 2006 and extends for five years and terminates on September 30, 2011. The lease provides for annual base rental payments of $235,000 in the first year, increasing in each subsequent lease year to $244,000, $253,000, $263,000 and $273,000 respectively. In addition to base rental payments included in the contractual obligations table above, we are responsible for our pro-rata share of increases in the operating expenses for the building after calendar year 2006 and taxes for the building after fiscal year 2007. We have the option to extend the term of the lease for an additional five year period at the prevailing market rate at the time of exercise. In connection with this lease, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of approximately $59,000. Additionally, we have a non-cancellable lease for a car which expires in January 2011 and an executive housing lease which expires in October 2008.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses, income taxes and convertible debt instrument and warrant liabilities. For a more detailed discussion of our critical accounting policies, please refer to our 2007 Annual Report on Form 10-K.

Effects of Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until the subsequent year. We adopted SFAS No. 157 in the first quarter of fiscal year 2008. There was no impact on our financial statements. We currently have warrant liabilities which are measured at fair value at each reporting period using assumptions that are fully disclosed.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We adopted SFAS No. 159 in the first quarter of fiscal year 2008. We currently report warrant liabilities at fair value. We have not elected to report any other assets or liabilities at fair value.

In June 2007, the FASB issued EITF 07-3. EITF 07-3 provides that non-refundable advance payments for goods or services that will be used or renders for future research and development activities should be deferred and capitalized. We adopted EITF 07-3 in the first quarter of 2008. As a result we capitalized $133,000 of payments that will be used for future research and development activities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of March 31, 2008, we had $5,979,000 of outstanding warrant liabilities. We account for the warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4T.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934). Based on this evaluation, our CEO and CFO concluded that (i), as of March 31, 2008, our disclosure controls and procedures were effective, and (ii) during the quarter ended March 31, 2008, no change in our internal control over financial reporting has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2004, David Platt, Ph.D., our Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. GlycoGenesys asserted counterclaims against us and Dr. Platt alleging tortious interference, misappropriation of proprietary rights, defamation and unfair competition, and sought monetary and injunctive relief related to our intellectual property. There were no material developments in this litigation during the first quarter of 2008. Additional information may be found in our Annual Report on Form 10-K for the year ended December 31, 2007. Our Board of Directors authorized indemnification of Dr. Platt for the expenses of his defense of the counterclaims. No expenses have been incurred during the three months ended March 31, 2008 in connection with this defense.

In January 2005, we filed a request with the U.S. Patent and Trademark Office for an inter partes re-examination of U.S. Patent No. 6,680,306 owned by GlycoGenesys, Inc. because we believe that the invention claimed in this patent is anticipated by other inventions (technically, “prior art”), including our U.S. Patent No. 6,645,946 for DAVANAT®. There were no material developments in this matter during the first quarter of 2008. Additional information may be found in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 1A.	Risk Factors

The risks we face, as set forth Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, have not changed materially during the three months ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 4, 2008, we closed a private placement begun in October 2007 in which we sold an aggregate of 1,742,500 units of securities, each unit comprised of one share of our Series A 12% Convertible Preferred Stock (“Series A Preferred”), a warrant exercisable at $1.50 to purchase one share of our common stock, and a warrant exercisable at $2.00 to purchase one share of our common stock. Each unit was offered and sold for $1.00. As of December 31, 2007, we had received subscriptions for units of $1,667,500, and during 2008, we received an additional $75,000, resulting in total gross proceeds at closing of $1,742,500. Net proceeds after transaction costs were approximately $1.7 million. The securities were offered and sold to accredited investors pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act of 1933.

The Series A Preferred is entitled to vote as a class with the shares of our common stock, and each share is convertible at any time at the election of the holder into one share of our common stock subject to adjustment for stock splits, recapitalizations and the like. We may require conversion if the closing price of our common stock exceeds $3.00 for 15 consecutive trading days. The resale of the shares of common stock issuable upon such conversion is subject to an effective registration. Each share of the Series A Preferred is entitled to a dividend at 12% per annum payable at our option in cash or shares of common stock valued per share at the higher of $1.00 or 100% of the value weighted average price of our shares of common stock for the 20 consecutive trading days prior to the applicable dividend payment date.

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

Item 10.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2008.

PRO-PHARMACEUTICALS, INC.

By:	/s/ David Platt
Name:	David Platt, Ph.D.
Title:	Chief Executive Officer

/s/ Anthony D. Squeglia
Name:	Anthony D. Squeglia
Title:	Chief Financial Officer