Form 10-Q
period 2008-06-30
PRO PHARMACEUTICALS INC
filed 2008-08-08
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of August 8, 2008 was 47,947,609.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and June 30, 2007 and for the Cumulative Period From Inception (July 10, 2000) to June 30, 2008	4

	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Six Months Ended June 30, 2008	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and June 30, 2007, and for the Cumulative Period From Inception (July 10, 2000) to June 30, 2008	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4T.	Controls and Procedures	20

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 6.	Exhibits	21

SIGNATURES		22

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands except share and per share data)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,554	$1,319
Prepaid expenses and other current assets	98	70

Total current assets	$1,652	$1,389

PROPERTY AND EQUIPMENT – NET	54	73
RESTRICTED CASH	69	70
INTANGIBLE ASSETS – NET	242	250

TOTAL ASSETS	$2,017	$1,782

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$238	$601
Accrued expenses	364	362
Accrued dividends payable	52	—
Advances received from subscribers for Series A 12% Convertible Preferred Stock and related warrants	—	1,637
Advances received for warrant subscriptions	20	—

Total current liabilities	$674	$2,600

WARRANT LIABILITIES	2,016	2,069
OTHER LONG TERM LIABILITIES	40	37

Total liabilities	$2,730	$4,706

CONTINGENCIES (Note 7)
STOCKHOLDERS’ DEFICIT:
Undesignated shares, $0.01 par value; 10,000,000 shares authorized; 5,000,000 shares designated Series A 12% Convertible Preferred Stock and 5,000,000 shares undesignated at June 30, 2008 and December 31, 2007	$—	$—
Series A 12% Convertible Preferred Stock; 5,000,000 shares designated, 1,742,500 issued and outstanding at June 30, 2008 and 1,667,500 shares subscribed, none issued and outstanding at December 31, 2007	704	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,947,609 and 40,364,792 issued and outstanding at June 30, 2008 and December 31, 2007 respectively;	49	40
Additional paid-in capital	36,243	32,196
Deficit accumulated during the development stage	(37,709)	(35,160)

Total stockholders’ deficit	$(713)	$(2,924)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,017	$1,782

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2008
	2008	2007	2008	2007
OPERATING EXPENSES:
Research and development	$744	$668	$1,166	$1,336	$16,747
General and administrative	1,130	1,104	2,120	2,360	24,575

Total operating loss	$(1,874)	$(1,772)	$(3,286)	$(3,696)	$(41,322)
OTHER INCOME AND EXPENSE
Interest income	10	18	22	80	759
Interest expense	—	(29)	—	(325)	(4,451)
Change in fair value of convertible debt instrument	—	15	—	(1,096)	(3,426)
Change in fair value of warrant liabilities	1,301	1,804	715	(501)	10,731

Total other income and (expense)	$1,311	$1,808	$737	$(1,842)	$3,613

NET INCOME (LOSS)	$(563)	$36	$(2,549)	$(5,538)	$(37,709)
SERIES A 12% CONVERTIBLE PREFERRED STOCK DIVIDEND	(52)	—	(135)	$—	(135)
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(615)	$36	$(2,691)	$(5,538)	$(37,844)

NET INCOME (LOSS) PER SHARE—BASIC	$(0.01)	$0.00	$(0.06)	$(0.15)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	47,929,407	40,364,792	45,630,616	37,596,303
NET LOSS PER SHARE—DILUTED	$(0.01)	$0.00	$(0.06)	$(0.15)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	47,929,407	40,364,792	45,630,616	37,596,303

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED) (dollars in thousands except share data)

	Common Stock		Preferred Stock		Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
BALANCE, JANUARY 1, 2008	40,364,792	$40	—	$—	$32,196	$(35,160)	$(2,924)
Net loss						(2,549)	(2,549)
Series A 12% Convertible Preferred Stock issued in a February 4, 2008 private placement (net of cash issuance costs of $52)			1,742,500	704			704
Common stock issued in a February 25, 2008 offering (net of cash issuance costs of $369)	7,500,000	8			1,036		1,044
Series A 12% Convertible Preferred Dividend					(135)		(135)
Issuance of common stock in payment of Series A 12% Convertible Preferred Dividend	82,817	1			82		83
Reclassification of Warrant Liabilities					2,662		2,662
Stock-based compensation expense					402		402

BALANCE, JUNE 30, 2008	47,947,609	$49	1,742,500	$704	$36,243	$(37,709)	$(713)

See notes to unaudited condensed consolidated financial statements

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,549)	$(5,538)	$(37,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	33	466
Stock-based compensation expense	402	320	2,490
Non-cash interest expense	—	315	4,279
Change in fair value of convertible debt instrument	—	1,096	3,426
Change in fair value of warrant liabilities	(715)	501	(10,730)
Write off of intangible assets	—	—	170
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(27)	11	(95)
Accounts payable and accrued expenses	(361)	114	720
Other long term liabilities	3	8	40

Net cash used in operating activities	$(3,220)	$(3,140)	$(36,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of certificate of deposit	$—	$5,000	$—
Purchases of property and equipment	—	(2)	(419)
Change in restricted cash	1	(10)	(69)
Increase in patents costs and other assets	—	(74)	(404)

Net cash provided by (used in) investing activities	$1	$(4,914)	$(892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	$3,381	$—	$28,690
Net proceeds from issuance of Series A 12% Convertible Preferred Stock and related warrants	53		1,690
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	(167)	(1,641)
Proceeds from shareholder advances	20	—	29

Net cash provided by (used in) financing activities	$3,454	$(167)	$39,389

NET INCREASE IN CASH AND CASH EQUIVALENTS	235	1,607	1,554
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,319	773	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,554	$2,380	$1,554

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$10	$114

NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	—	—	$1,172

Conversion of accrued expenses into common stock	—	—	$303

Cashless exercise of employee stock options	—	—	$74

Conversion and redemptions of convertible notes and accrued interest into common stock	—	$5,915	$12,243

Conversion of extension costs related to convertible notes into common stock	—	—	$171

Conversion of prepaid interest into common stock	—	(32)	—
Payment of 12% Convertible Preferred dividend in common stock	$83	—	$83
Dividends payable on preferred stock	$52	—	$52
Issuance of warrants to induce conversion of notes payable	—	—	$503

Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	$107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and June 30, 2007 and the cumulative period from inception (July 10, 2000) through June 30, 2008, the statement of stockholders’ deficit for the six months ended June 30, 2008 and its cash flows for the six months ended June 30, 2008 and June 30, 2007 and for the cumulative period from inception (July 10, 2000) to June 30, 2008. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2007.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company incurred net losses of approximately $37.7 million for the cumulative period from inception (July 10, 2000) through June 30, 2008. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through June 30, 2008, the Company has raised approximately $41.0 million in capital through sale and issuance of common stock, common stock purchase warrants, and debt securities in public and private offerings. From inception (July 10, 2000) through June 30, 2008, the Company has used approximately $36.9 million of cash in its operations. At June 30, 2008, the Company had approximately $1.6 million of cash and cash equivalents to fund future operations. The Company believes there is sufficient cash to fund operations into October 2008. If the Company is unsuccessful in raising additional capital before the end of October 2008, the Company may be required to cease operations or seek bankruptcy protection. In light of the Company’s current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result if such circumstances arise.

In June 2007, the Company received a notice from the American Stock Exchange (“Amex”) that it is reviewing the Company’s eligibility for continued listing of its common stock. Specifically, the notice cited that the Company does not comply with the Amex’s minimum $2 million stockholders’ equity when combined with losses from continuing operations and/or net losses in two of the last three years set forth in Section 1003 (a) (i) of the Amex Company Guide. To facilitate the review, the Company was asked to provide a specific plan and timeframe to achieve and sustain compliance with all Amex market listing requirements. In July 2007, the Company timely submitted a plan to the Amex to return to compliance within the specified period of time. In response to the Company’s plan to achieve and sustain compliance with the listing requirements, the exchange granted the Company an extension until October 13, 2008 to regain compliance with the standards. On May 14, 2008, the Amex notified the Company that it does not meet a continued listing standard because it had less than $4 million in stockholders’ equity and has sustained losses from continuing operations and/or net losses in three of the four most recent fiscal years. The Company timely filed a revised plan with the Amex to regain compliance with this standard. On July 31, 2008, the Company received notice from Amex Staff that they accepted its plan to regain compliance with the continued listing standards. The Company will be subject to periodic review by Amex Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being de-listed from the Amex.

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

Impact of New Accounting Standards – In September 2006, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. The Company adopted SFAS No. 157 in the first quarter of fiscal year 2008. See Note 4. We believe there is sufficient cash to fund operations into October 2008. We believe we will be able to obtain additional financing; however, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital before the end of October, we may be required to cease operations or seek bankruptcy protection.

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

In June 2007, the FASB issued Emerging Issues Task Force 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides that nonrefundable advance payments for goods or services that will be used or renders for future research and development activities should be deferred and capitalized. The Company adopted EITF 07-3 in the first quarter of fiscal year 2008.

2.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which was adopted January 1, 2006, using the modified prospective transition method. The Company has two stock-based compensation plans where the Company’s common stock has been made available for option grants as part of the Company’s compensation programs (the “Plans”). These Plans are described in more detail in the 2007 Form 10-K.

The fair value of the options granted is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2008
	2008	2007
Risk-free interest rate	2.65%	4.45%	3.04%
Expected life of the options	5 years	5 years	3.99 years
Expected volatility of the underlying stock	95%	95%	92%
Expected dividend rate	None	None	None
Expected forfeiture rate	None	None	None

Stock-based compensation expense for both employees and non-employees totaled approximately $321,000 and $145,000 for the three months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, stock-based compensation expense was approximately $402,000 and $320,000, respectively.

Members of the Board of Directors receive stock options for each Board and Committee meeting attended. The options are typically granted in the year following service. The Company expenses the value of stock options as earned. In the three and six month periods ended June 30, 2008 Board members earned approximately 11,000 and 23,000 stock options respectively.

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2008 through June 30, 2008:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2008	3,677,854	$0.63 – 4.05	$2.93
Granted	1,130,000	0.38-0.44	0.44
Options expired	(50,354)	2.96-3.50	3.23

Outstanding, June 30, 2008	4,757,500	$0.38 – 4.05	$2.34

The following tables summarize information about stock options outstanding at June 30, 2008:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.38 – $0.70	1,355,000	$0.48	4.56	943,000	$0.49	4.71
$1.01 – $2.70	955,500	1.32	4.19	575,503	1.52	4.52
$2.92 – $4.05	2,447,000	3.76	4.22	2,352,003	3.76	4.28

	4,757,500	$2.34	4.31	3,870,506	$2.63	4.42

During the three month period ended June 30, 2008, 1,063,000 options were granted. No options were granted during the three month period ended June 30, 2007. During the six month periods ended June 30, 2008 and 2007, respectively, 1,130,000 options and 823,500 options were granted. The weighted–average grant date fair value for options granted during the three month period ended June 30, 2008 was $0.32. The weighted–average grant date fair value for options granted during the six month period ended June 30 2008 and 2007 was $0.32 and $0.74, respectively. The total fair value of options vested during the three month period ended June 30, 2008 was approximately $217,000. No options vested during the three month period ended June 30, 2007. The total fair value of options vested during the six month periods ended June 30, 2008 and 2007 was approximately $598,000 and $403,000, respectively. During the three month period ended June 30, 2008 and 2007, 25,354 and 60,000 options expired, respectively. During the six month period ended June 30, 2008 and 2007, 50,354 and 85,000 options expired, respectively. During the three and six month periods ended June 30, 2008 no options were forfeited. During the three and six month periods ended June 30, 2007, 45,000 options were forfeited.

As of June 30, 2008, there were 886,994 unvested options which will vest as follows: 366,667 in 2008, 307,663 in 2009, and 212,664 in 2010. Total expected unrecognized compensation cost related to such unvested options is approximately $505,000 which is expected to be recognized over a weighted–average period of 0.69 years. As of June 30, 2008, there was no intrinsic value of outstanding options based on the Company’s closing common stock price of $0.34 at June 30, 2008. As of June 30, 2008, there was no intrinsic value of outstanding fully vested options and exercisable options based on the Company’s closing common stock price of $0.34 at June 30, 2008.

No cash was received from employees as a result of employee stock option exercises during the three and six month periods ended June 30, 2008 and 2007 and during the cumulative period from inception (July 10, 2000) to June 30, 2008. No options were exercised during the three and six month periods ended June 30, 2008 and 2007 and the intrinsic value of options exercised for the cumulative period from inception was approximately $74,000 resulting from the cashless exercise of options in October 2003.

3.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2008 (000)	December 31, 2007 (000)
Legal and accounting fees	$100	$14
Scientific and clinical fees	121	214
Accrued payroll and vacation	85	97
Other	58	37

Total	$364	$362

4.	COMMON STOCK WARRANTS

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of June 30, 2008. The 2001 Placement Agents, February 4, 2008 Transaction and February 25, 2008 Transaction Warrants are classified as equity. The October 2003, April 2004, August 2004 and February 2006 Transaction Warrants do not meet the requirements of equity classification and are classified as liabilities:

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
October 2003 Transaction (1)
Investor Warrants	657,293	$3.21	October 2, 2003	October 2, 2008
April 2004 Transaction (2)
Investor Warrants	618,056	$3.25	April 7, 2004	April 7, 2009
August 2004 Transaction
Investor Warrants	2,000,000	$4.20	February 13, 2005	August 12, 2009
Placement Agent Warrants	100,000	$4.20	February 13, 2005	August 12, 2009
February 2006 Transaction
Investor Warrants (3)	9,985,097	$0.50	August 15, 2006	August 14, 2011
Placement Agent Warrants(4)	998,508	$0.50	August 15, 2006	August 14, 2011
2001 Placement Agents	110,000	$3.50	February 1, 2002	February 1, 2012
February 4, 2008 Transaction
$1.50 Investor Warrants	1,742,500	$1.50	August 3, 2008	February 4, 2012
$2.00 Investor Warrants	1,742,500	$2.00	August 3, 2008	February 4, 2012
$1.50 Placement Agent Warrants	8,400	$1.50	August 3, 2008	February 4, 2012
February 25, 2008 Transaction
$0.70 Investor Warrants	7,500,000	$0.70	August 25, 2008	August 25, 2013
$0.63 Investor Warrants	3,000,000	$0.63	August 25, 2008	December 26, 2008
$0.70 Placement Agent Warrants	206,250	$0.70	August 25, 2008	August 25, 2013

Total	28,668,604

(1)	The exercise price of the warrants has been adjusted from $5.29 per share to $3.21 per share due to the subsequent issuance of equity related instruments.
(2)	The exercise price of the warrants has been adjusted from $5.30 per share to $3.25 per share due to the subsequent issuance of equity related instruments.
(3)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 8,494,784 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments.
(4)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 849,477 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments.

October 2003, April 2004, August 2004 Transactions – In connection with the October 2003, April 2004 and August 2004 PIPE transactions, the Company issued common stock purchase warrants. The warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet under the caption “Warrant Liabilities”. Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Gain/loss on change in fair value of warrant liabilities”.

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

In March 2007, under a Waiver and Exchange Agreement with six of the seven remaining holders of the Debentures, the exercise price of the investor warrants was reduced to $1.00 per share, which, in accordance with the anti-dilution provisions of the warrants would result in an additional 3,152,014 shares of the Company’s common stock becoming issuable upon exercise of the investor warrants. Pursuant to the same agreement, approximately $3.9 million of the then remaining $4.4 million of outstanding Debentures was discharged in exchange for shares of the Company’s common stock. In connection with the February 2008 finance transactions, as a result of the anti-dilution provisions of the warrant instruments, the exercise price of the investor and placement agent warrants was reduced to $0.50 and an additional 5,342,770 and 849,477 shares of the Company’s common stock are issuable, respectively, upon exercise of the investor and placement agent warrants.

February 4, 2008 Transaction – On February 4, 2008, the Company closed a private placement in which it sold units of securities comprised of 1,742,500 shares of Series A 12% Convertible Preferred Stock together with warrants to purchase 1,742,500 shares of common stock exercisable at $1.50 and warrants to purchase 1,742,500 shares of common stock exercisable at $2.00. In addition the Company issued to placement agents warrants to purchase 8,400 shares of common stock at $1.50. The warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet formerly under the caption “Warrant Liabilities”. Changes in fair value were recognized as either a gain or loss in the consolidated statement of operations under the caption “Gain/loss on change in fair value of warrant liabilities”. In the second quarter of 2008, the warrants were reclassified to equity as a result of an amendment to the Company’s articles of incorporation approved at the May 21, 2008 annual meeting of shareholders increasing the Company’s authorized common stock from 100,000,000 to 200,000,000 shares (the “Charter Amendment”). These warrants were originally classified as a liability because the February 2006 warrants contain an anti-dilution provision in the event of a subsequent dilutive issuance and the potential number of shares issuable exceeded the Company’s authorized shares. The Charter Amendment authorization of the additional shares coupled with a provision in the February 2006 warrants limiting the number of shares that can be issued to holders of the February 2006 warrants, ensures that sufficient shares are available for issuance upon exercise of these warrants thereby, enabling them to be reclassified from a liability to equity. As a result of the Charter Amendment, these warrants were marked to market resulting in a reduction in warrant liabilities in the balance sheet and an offsetting credit to change in fair value of warrant liabilities in the statement of operations in the amount of approximately $100,000. The remaining fair value of approximately $502,000 was credited to additional paid-in capital in the balance sheet.

February 25, 2008 Transaction – On February 25, 2008, the Company sold to investors 7,500,000 shares of its common stock, 7,500,000 warrants to purchase shares of common stock exercisable at $0.70, and 3,000,000 warrants to purchase shares of common stock exercisable at $0.63. In addition, the Company issued to a placement agent 206,250 warrants to purchase shares of common stock at $0.70. The warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet under the caption “Warrant Liabilities”. Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Gain/loss on change in fair value of warrant liabilities”. In the second quarter of 2008 the warrants were reclassified to equity as a result of the Charter Amendment. These warrants were originally classified as a liability because the February 2006 warrants contain an anti-dilution provision in the event of a subsequent dilutive issuance and the potential number of shares issuable exceeded the Company’s authorized shares prior to the Charter Amendment. The Charter Amendment authorization of the additional shares coupled with a provision in the February 2006 warrants limiting the number of shares that can be issued to holders of the February 2006 warrants ensures that sufficient shares are available for issuance upon exercise of these warrants, thereby enabling them to be reclassified from a liability to equity. As a result of the Charter Amendment, these warrants were marked to market resulting in a reduction in warrant liabilities in the balance sheet and an offsetting credit to change in fair value of warrant liabilities in the statement of operations in the amount of approximately $356,000. The remaining fair value of approximately $2,160,000 was credited to additional paid-in capital in the balance sheet.

Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 establishes a new framework for measuring fair value and requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and or liability in an orderly transaction between market participants. SFAS No. 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The valuation techniques and disclosures required by SFAS No. 157 are determined by the following hierarchy:

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

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities.

Key assumptions used to apply these models as of June 30, 2008 and December 31, 2007 are as follows:

	Warrants
	June 30, 2008	December 31, 2007
Risk free interest rate	1.55% - 2.94%	3.16% - 3.34%
Expected life	0.26 years – 3.12 years	0.75 years – 3.62 years
Expected volatility of common share price	95%	95%
Common share price	$0.34	$0.70

Below is a summary of our fair value measurements at June 30, 2008:

Description	Value at 6/30/2008 (000)	Quoted Prices in Active Markets for Identical Assets (Level 1) (000)	Significant Other Observable Inputs (Level 2) (000)	Significant Unobservable Inputs (Level 3) (000)
Warrant Liabilities	$2,016	$—	$2,016	$—

Totals	$2,016	—	$2,016	—

Fair Value of Warrant Liabilities (000)
Balance December 31, 2007	$2,069
Fair value assigned to February 4, 2008 transaction warrants upon issuance	986
Fair value assigned to February 25, 2008 transaction warrants upon issuance	2,337
Change in fair value of warrant liabilities	587

Balance March 31, 2008	$5,979
Change in fair value of warrant liabilities reclassified to Stockholders’ Deficit at May 21, 2008.	(456)
Reclassification of warrant liabilities to Stockholders’ Deficit	(2,662)
Change in fair value of warrant liabilities	(845)
Balance June 30, 2008	$2,016

5.	STOCKHOLDERS’ (DEFICIT)

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

As of December 31, 2007, the Company had received subscription advances of approximately $1,667,500 for the units of securities described above. In 2008, the Company received additional subscription advances of approximately $75,000 resulting in total gross proceeds of approximately $1,742,500. On February 4, 2008 the Company closed the private placement. The Company incurred approximately $52,000 of cash transaction costs resulting in net cash proceeds of approximately $1,690,500. In addition, the Company incurred approximately $2,000 of costs for warrants issued to placement agents. Proceeds of approximately $984,000 were allocated to investor warrants using the Black-Scholes method with the following assumptions as of February 4, 2008: risk free interest rate 2.51%, volatility 95%, fair market value of the company’s common stock on February 4, 2008, and the share price on the closing date of the transaction of $0.59.

The warrants were determined to have the characteristics of derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and were originally accounted for as liabilities.

In the second quarter of 2008, these warrants liabilities were marked to market as a consequence of the Charter Amendment increasing the Company’s authorized shares of common stock, resulting in a change in fair value of warrant liabilities gain in the Statement of Operations of approximately $100,000 and reclassified to Stockholders’ Equity. Please see Footnote 4. “Common Stock Warrants” for further explanation.

February 25, 2008 Offering – On February 25, 2008, the Company closed an offering in which it sold to investors (i) an aggregate of 7,500,000 shares of the Company’s common stock at $0.50 per share, (ii) warrants , which expire on August 25, 2013, to purchase an aggregate of 7,500,000 share of the Company’s common stock at an exercise price of $0.70 per share, and (iii) warrants, which expire on December 26, 2008, to purchase an aggregate of 3,000,000 shares of the Company’s common stock at an exercise price of $0.67 per share. In addition, the Company issued to a placement agent warrants, which expire on August 25, 2013, to purchase 206,250 shares of the Company’s common stock at an exercise price of $0.70. The warrants are exercisable beginning on August 25, 2008. The warrants provide for cashless exercise if at any time during the term of the warrants if there is no effective registration statement for the issuance or resale of the underlying warrant shares. The exercise price of each warrant is adjustable in the event of a stock split or stock combination, capital reorganization, merger or similar event.

The Company received net proceeds of approximately $3,381,000 net of cash transaction costs of approximately $369,000. In addition the Company incurred approximately $56,000 of costs for warrants issued to a placement agent. Proceeds of approximately $2,281,000 were allocated to investor warrants using the Black-Scholes method with the following assumptions as of February 25, 2008.

	5 Year Warrants Exercisable at $0.70	4 Month Warrants Exercisable at $0.63
Risk Free Interest Rate	2.94%	2.13%
Volatility	95%	95%
Fair market value of the Company’s common stock	$0.40	$0.40

The warrants were determined to have the characteristics of derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and were originally accounted for as liabilities.

In the second quarter of 2008, these warrants liabilities were marked to market as a consequence of the Charter Amendment increasing the Company’s authorized shares of common stock, resulting in a change in fair value of warrant liabilities gain in the Statement of Operations of approximately $356,000 and reclassified to Stockholders’ Equity. Please see Footnote 4. “Common Stock Warrants” for further explanation.

6.	EARNINGS PER SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method and convertible debenture using the if-converted method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and six month periods ended

June 30, 2008 and June 30, 2007, all stock options, warrants and potential shares related to conversion of the convertible debentures were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock options and warrants at June 30, 2008, and 2007, totaled 33,476,104 and 12,029,561 respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income (loss) applicable to common stock-basic and diluted	$(622,000)	$36,000	$(2,691,000)	$(5,538,000)
Weighted average common shares outstanding-basic and diluted	47,929,407	40,364,792	45,630,616	37,596,303
Net Earnings (loss) per Share-basic and diluted	$(0.01)	$0.00	$(0. 06)	$(0.15)

7.	INCOME TAXES

As of December 31, 2007, the total amount of unrecognized tax benefits was approximately $1,082,000. Of this amount, approximately $890,000 would impact the effective tax rate prior to the adjustment for the Company’s valuation allowance. The Company has not recognized an adjustment to the deficit accumulated during the development stage for unrecognized tax benefits because the Company has recorded a full valuation allowance against net operating loss carryforwards.

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

In January 2004, David Platt, Ph.D., the Company’s Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. GlycoGenesys asserted counterclaims against the Company and Dr. Platt alleging tortious interference, misappropriation of proprietary rights, defamation and unfair competition, and sought monetary damages and injunctive relief related to the Company’s intellectual property. Prospect Therapeutics, Inc. (formerly known as Marlborough Research and Development, Inc.) purchased certain assets including this lawsuit from the GlycoGenesys bankruptcy estate and continues prosecuting the counterclaims against the Company and Dr. Platt. Concluding that certain disputes of fact could not be resolved as a matter of law, the Court on May 27, 2008 denied the Company’s motion for summary judgment. Prospect Therapeutics informed the Court that it does not seek monetary damages other than recovery of attorney fees. The lawsuit is expected to proceed to trial in late 2008 or early 2009. The Company and Dr. Platt believe the counterclaims are without merit and intend to contest them vigorously. Additionally, the Company believes that any impact on the financial statements is neither probable nor reasonably estimable and therefore no amounts have been recorded as of June 30, 2008.

The Company’s Board of directors authorized the indemnification of Dr. Platt for the expenses of his defense of the counterclaims. In the six months ended June 30, 2008, Company incurred no expenses in connection with this defense. Through June 30, 2008 the Company has incurred cumulative expenses of approximately $438,000 in connection with this defense.

In January 2005, the Company filed a request with the U.S. Patent and Trademark Office for an inter partes re-examination of U.S. Patent No. 6,680,306 (“306”) now owned by Prospect Therapeutics, Inc. because the Company believes that the invention claimed in this patent is anticipated by other inventions (technically, “prior art”), including the Company’s U.S. Patent No. 6,645,946 for DAVANAT®. The Patent Office has agreed with the Company’s argument throughout the re-examination that all claims stated in the ‘306 patent are anticipated by prior art. The Company believes that the actions of the Patent Office support the Company’s position that the invention claimed in the DAVANAT® patent is prior art relative to the ‘306 patent.

On January 30, 2008, Custom Equity Research, Incorporated (d/b/a Summer Street Research Partners) (“Summer Street”) filed a lawsuit against the Company in the Superior Court of the Commonwealth of Massachusetts, alleging claims for breach of contract, declaratory judgment and unjust enrichment arising out of an engagement letter under which Summer Street agreed to provide institutional investment placement services to the Company. Summer Street claims it is entitled to a placement fee for each placement made during the term of the agreement and for each issuance of securities made or agreed to be made by the Company from October 17, 2007 through November 16, 2008. The Company initially responded to the lawsuit with a motion to dismiss, which the Court denied on June 23, 2008, finding that the letter agreement was ambiguous with respect to Summer Street’s entitlement to compensation. The Court also denied Summer Street’s motion for a prejudgment attachment and trustee process, preliminarily finding that Summer Street was not likely to prevail on any of its claims. On July 3, 2008, the Company filed its answer, denying Summer Street’s material allegations. No trial date has been set for this matter. The Company believes the lawsuit is without merit and intends to contest it vigorously. Additionally, the Company believes that any impact on the financial statements is neither probable nor reasonably estimable and therefore no amounts have been recorded as of June 30, 2008.

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

Overview

We are a development-stage company engaged in the discovery, development, and commercialization of first-in-class, targeted therapeutic compounds for advanced treatment of cancer, liver, microbial and inflammatory diseases. Our initial focus is the development of a new generation of anti-cancer treatments using carbohydrate compounds to increase survival and improve the quality of life for cancer patients. DAVANAT®, our lead pipeline candidate, is a new, proprietary chemical entity that is currently in Phase II trials for first-line treatment of colorectal and biliary cancers.

Our proprietary compounds also can be used to treat other serious diseases such as liver and kidney fibrosis. We entered into research collaborations with the Mount Sinai School of Medicine to study the anti-fibrotic effects of our novel carbohydrate compounds on liver fibrosis and with Brigham and Women’s Hospital to evaluate the anti-fibrotic effects of these compounds to treat acute and chronic kidney disease. Our first-in-class, novel carbohydrate compounds significantly reduced collagen expression and reversed fibrosis in animal models. Whereas previously, in vitro data indicated a reversal of fibrosis markers, in this proof-of-concept animal study, the compounds clearly reduced collagen expression and reversed liver fibrosis.

In the second quarter, we completed an important step toward the submission of a New Drug Application (NDA) for DAVANAT® by submitting a Drug Master File (DMF) with the U.S. Food and Drug Administration (FDA). The DMF filing is a key development for the commercialization of DAVANAT®. Our goal is to file an NDA for DAVANAT® this year. We also plan to file an Investigational New Drug (IND) application for an anti-hypoxia drug to be used in combination with DAVANAT® and 5-FU to treat advanced solid tumors, including new indications such as head & neck and breast cancers.

Upon approval by the appropriate regulatory authorities, we may commence commercial marketing and distribution of the product. Any delay in obtaining, or failure to obtain, required approvals will materially adversely affect our ability to generate revenues from commercial sales relating to our drug candidates. We anticipate our source of funding for the next several years to come from either financing transactions or collaborations with other pharmaceutical companies.

We are devoting substantially all of our efforts toward product research and development, and raising capital. We currently have no source of revenue and have incurred significant losses to date. We have incurred net losses of $37,716,000 for the cumulative period from inception (July 10, 2000) through June 30, 2008. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, general and administrative activities and costs related to our debt financings, including interest and changes in debt carried at fair value. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

We have two ongoing Phase II clinical trials. The first trial is a Phase II line 1 trial for colorectal cancer patients being treated with DAVANAT®, 5-FU, Leucovorin and Avastin®. The second trial is a Phase II line 1 trial for biliary cancer patients being treated with DAVANAT® and 5-FU.

In April 2007, we received comments from the FDA related to our plans for submitting DAVANAT®, as a functional novel excipient to be administered intravenously in combination with 5-FU for cancer applications. Excipients are the materials incorporated into dosage forms for specific functional purposes, including modulating solubility, increasing stability and bio-availability, and play critical roles in the effectiveness, safety, potency, purity and stability of a product. In complex products such as chemotherapeutics, the functional role of an excipient is also important when used to reduce toxicity and/or increase efficacy.

In June 2007, we received a notice from the American Stock Exchange (“Amex”) that it is reviewing our eligibility for continued listing of our common stock. Specifically, the notice cited that we do not comply with the Amex’s minimum $2 million stockholders’ equity when combined with losses from continuing operations and/or net losses in two of the last three years set forth in Section 1003(a)(i) of the Amex Company Guide. To facilitate the review, we were asked to provide a specific plan and timeframe to achieve and sustain compliance with all Amex market listing requirements. In July 2007, we timely submitted a plan to the Amex to return to compliance within the specified period of time. In response to our plan, the Amex granted us an extension until October 13, 2008 to regain compliance with the standards. On May 14, 2008, the Amex notified us that we do not meet a continued listing standard because we had less than $4 million in stockholders’ equity and had sustained losses from continuing operations and/or net losses in three of the four most recent fiscal years. We timely filed a revised plan with the Amex to regain compliance with this standard. On July 31, 2008, we received notice from Amex Staff that they accepted our plan to regain compliance with the continued listing standards. We will be subject to periodic review by Amex Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in being de-listed from the Amex.

Through June 30, 2008, we have raised approximately $41million in capital principally through the sale and issuance of common stock, common stock warrants and debt securities in public and private offerings. From inception (July 10, 2000) through June 30, 2008, we used cash of approximately $36.9 million for our operations. At June 30, 2008, we had approximately $1.6 million of cash and cash equivalents available to fund future operations, which we believe is sufficient to fund our operations into October 2008.

Because we lack revenue and must continue our research and development, we need to identify new sources of capital and complete financing transactions in order to continue our business. We continually monitor the monthly “burn rate” of our capital resources.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Research and Development Expenses. Research and development expenses were approximately $744,000 during the three months ended June 30, 2008, or an 11% increase as compared to approximately $668,000 incurred during the three months ended June 30, 2007. We generally categorize research and development expenses as either direct external expense, comprised of amounts paid to third party vendors for services, or all other expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and pre-clinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We have one product candidate – DAVANAT® – in clinical trials at this time. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 were as follows:

	Three Months Ended June 30, (000)
	2008	2007
Direct external expenses
Clinical programs	$134	$309
Pre-clinical activities	271	129
All other research and development expenses	39	230

	$744	$668

Clinical trial expenses decreased by approximately $175,000. The decrease is due principally to lower activity in the Phase II colorectal and biliary cancer trials as we focused on filing our DAVANAT® Drug Master File (“DMF”) with the FDA. Pre-clinical expenses increased by approximately $142,000. Of this amount, approximately $182,000 was due to expenses associated with filing our DMF. This increase was offset by approximately $40,000 in lower activity related to basic research. All other research and development expense increased by approximately $109,000. Approximately $93,000 of this increase was due to higher stock compensation expense and $39,000 of the increase was due to the elimination of an incentive compensation accrual in the second quarter of 2007. These increases were offset by lower payroll and other spending of approximately $23,000. We expect to file, with the FDA, for approval to sell DAVANAT® as a novel functional excipient in 2008. We plan to focus our research and development spending on preparing this filing, an IND filing for DAVANAT®, 5-FU and EZ-646 and on our Phase II trials. In July 2008, we reduced payroll as employees took salary reductions of approximately 50% so that we may extend our cash runway as further discussed in the liquidity section of this report. As a result, we expect cash research and development expense to decrease as compared to the second quarter of 2008.

Both the time required and costs we may incur in order to commercialize a drug candidate that would result in material net cash inflow are subject to numerous variables, and hence, we are unable at this stage of our development to forecast useful estimates. Variables that make estimates difficult include the number of clinical trials we may undertake, the number of patients needed to participate in the clinical trial, patient recruitment uncertainties, trial results as to the safety and efficacy of our product, and uncertainties as to the regulatory agency response to our trial data prior to receipt of marketing approval. Moreover, the FDA or other regulatory agencies may suspend clinical trials if we or an agency believes patients in the trial are subject to unacceptable risks, or find deficiencies in the conduct of the clinical trial. Delays or rejections may also occur if governmental regulation or policy changes during our clinical trials or in the course of review of our clinical data. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of costs, completion of our program and the period during which material net cash inflows will commence are unavailable at this time.

General and Administrative Expenses. General and administrative expenses were approximately $1,130,000 during the three months ended June 30, 2008, or a 2% increase as compared to $1,104,000 incurred during the three months ended June 30, 2007. General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. Payroll expenses increased by approximately $108,000 in 2008 as compared to 2007. Of this amount, approximately $43,000 is due to the elimination of an accrual for incentive compensation in 2007, approximately $32,000 is due to a change in the vacation accrual and approximately $33,000 is due to increased salary costs. In addition, stock based compensation expense increased by approximately $83,000. These increases were offset by a decrease in legal and accounting expenses of approximately $126,000 and a decrease in filing fees and all other expenses of approximately $39,000. In July 2008, we reduced payroll as employees took salary reductions of approximately 50% and reduced other general and administrative expenses so that we may extend our cash runway as further discussed in the liquidity section. As a result, we expect cash general and administrative expense to decrease in the third quarter of 2008 as compared to the second quarter of 2008.

Other Income and Expense. Other income and expense for the three months ended June 30, 2008, was income of approximately $1,311,000 as compared to income of approximately $1,808,000 for the three months ended June 30, 2007. Of the approximately $497,000 decrease in other income, approximately $518,000 is due to a lower non-cash fair value income adjustment associated with our convertible debenture and warrant liabilities and approximately $8,000 is due to lower interest income. This was offset by a decrease in interest expense of approximately $29,000 due to the lower outstanding convertible debenture balance resulting from redemptions and conversions.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Research and Development Expenses. Research and development expenses were approximately $1,166,000 during the six months ended June 30, 2008 a decrease of 13%, as compared to $1,336,000 incurred during the six months ended June 30, 2007. Please see explanation above contained in the three month analysis for a description of what is included in research and development expenses.

Our research and development expenses for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007 were as follows:

	Six Months Ended June 30, (000)
	2008	2007
Direct external expenses
Clinical programs	$194	$592
Pre-clinical activities	442	206
All other research and development expenses	530	538

	$1,166	$1,336

Clinical trial costs decreased by approximately $398,000. The decrease is due principally to lower activity in the Phase II colorectal and biliary cancer trials as we focused on filing our DAVANAT® Drug Master File (“DMF”) with the FDA. Pre-clinical expenses in 2008 increased by approximately $236,000 compared to 2007. Of this amount approximately $271,000 was due to expense associated with filing our DMF. This increase was offset by approximately $35,000 in lower activity related to basic research. Other research and development costs decreased by approximately $8,000. Stock based compensation increased by approximately $97,000. This was offset by a decrease in payroll expense of approximately $93,000 and a decrease in all other expenses of approximately $12,000.

General and Administrative Expenses. General and administrative expenses were $2,120,000 during the six months ended June 30, 2008, a decrease of approximately 10% as compared to $2,360,000, incurred during the six months ended June 30, 2007. Please see explanation above contained in the three month analysis for a description of what is included in general and administrative expenses. Accounting and legal expenses decreased by approximately $208,000. Payroll expense decreased by approximately $20,000. Stock based compensation decreased by approximately $14,000

Other Income and Expense. Other income and expense for the six months ended June 30, 2008, was $737,000 of income compared to $1,842,000 of expense for the six months ended June 30, 2007. Of the increase in other income and expense of $2,579,000, approximately $2,312,000 was due to fair value accounting associated with our convertible debenture and our warrant liabilities. Interest expense decreased by approximately $325,000 and interest income decreased by approximately $58,000 due to lower cash balances.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are a development stage Company and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of June 30, 2008, we raised a total of $41 million from these offerings and had approximately $1.55 million of available cash and cash equivalents.

Net cash used in operations increased by approximately $80,000 to approximately $3.22 million for the six months ended June 30, 2008, from $3.14 million for the six months ended June 30, 2007. Cash operating expenses decreased by approximately $439,000 and were offset by an increase in working capital needs of approximately $519,000.

Net cash provided by investing activities was approximately $1,000 as compared to approximately $4.91 million in the same period for 2007. The decrease is due principally to the maturity of a $5 million certificate of deposit in the first half of 2007. No cash was used for purchase of plant and equipment or capitalized patent costs in the six months ended June 30, 2008, as compared to a use of approximately $74,000 in the six months ended June 30, 2007.

Cash provided by financing activities was approximately $3.45 million in the six months ended June 30, 2008, as compared to a use of approximately $167,000 to make scheduled repayments of our convertible debenture in the six months ended June 30, 2007.

On February 25, 2008, we closed an offering resulting in net proceeds of approximately $3.38 million from the sale of an aggregate of 7,500,000 shares of common stock at $0.50 per share, (ii) warrants , with a term of five years, to purchase an aggregate of 7,500,000 shares of common stock at an exercise price of $0.70 per share, and (iii) warrants, with a term of four months, to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.67 per share. We also issued 206,250 warrants with an exercise price of $0.70 and a term of 5 years to a placement agent in this transaction. Additional information about this transaction is set forth in our Annual Report filed on Form 10-K with the SEC for the year ended December 31, 2007.

On February 4, 2008, we closed a private placement begun in October 2007 of Series A 12% Convertible Preferred Stock (the “Series A Preferred”) and related warrants to accredited investors. In this transaction, we sold, at $1.00 per unit, 1,742,500 units of securities, each unit comprised of (i) one share of Series A 12% Convertible Preferred Stock, (ii) a warrant to purchase one share of common stock for $1.50, and (iii) a warrant to purchase one share of common stock for $2.00. Net proceeds from this transaction were approximately $1.6 million.

During the three months ended June 30, 2008, we received $20,000 for warrant subscriptions.

At June 30, 2008, cash and cash equivalents on hand was approximately $1.55 million. In July of 2008, in order to conserve cash, we reduced payroll as employees took salary reductions of approximately 50% and significantly reduced other cash expenses. As a result of these reductions, we believe our cash operating expense in the third quarter will be lower than the second quarter of 2008. We have implemented these reductions to provide additional time for us to raise cash through a debt or equity based financing or through partnerships with bio-pharmaceutical companies. We believe there is sufficient cash to fund operations into October 2008. We believe we will be able to obtain additional financing; however, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital before the end of October, we may be required to cease operations or seek bankruptcy protection.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at June 30, 2008, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (000)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$852	$272	$580	—	—

Total payments due under contractual obligations	$852	$272	$580	$—	$—

On May 1, 2006 we entered into an operating lease for office space. The lease commenced on August 11, 2006, extends for five years and terminates on September 30, 2011. The lease provides for annual base rental payments of $235,000 in the first year, increasing in each subsequent lease year to $244,000, $253,000, $263,000 and $273,000 respectively. In addition to base rental payments included in the contractual obligations table above, we are responsible for our pro-rata share of increases in the operating expenses for the building after calendar year 2006 and taxes for the building after fiscal year 2007. We have the option to extend the term of the lease for an additional five year period at the prevailing market rate at the time of exercise. In connection with this lease, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of approximately $59,000. Additionally, we have a non-cancellable lease for a car which expires in January 2011 and an executive housing lease which expires in October 2008.

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

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of June 30, 2008, we had approximately $2,016,000 of outstanding warrant liabilities. We account for the warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4T.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934). Based on this evaluation, our CEO and CFO concluded that (i), as of June 30, 2008, our disclosure controls and procedures were effective, and (ii) during the quarter ended June 30, 2008, no change in our internal control over financial reporting has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2004, David Platt, Ph.D., our Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. GlycoGenesys asserted counterclaims against us and Dr. Platt alleging tortious interference, misappropriation of proprietary rights, defamation and unfair competition, and sought monetary and injunctive relief related to our intellectual property. Prospect Therapeutics, Inc. (formerly known as Marlborough Research and Development, Inc.) purchased certain assets including this lawsuit from the GlycoGenesys bankruptcy estate and continues prosecuting the counterclaims against us and Dr. Platt. Concluding that certain disputes of fact could not be resolved as a matter of law, the court on May 27, 2008 denied our motion for summary judgment. Prospect Therapeutics informed the Court that it does not seek monetary damages other than recovery of attorney fees. The lawsuit is expected to proceed to trial in late 2008 or early 2009. Additional information may be found in our Annual Report on Form 10-K for the year ended December 31, 2007.

In January 2005, we filed a request with the U.S. Patent and Trademark Office for an inter partes re-examination of U.S. Patent No. 6,680,306 now owned by Prospect Therapeutics, Inc. because we believe that the invention claimed in this patent is anticipated by other inventions (technically, “prior art”), including our U.S. Patent No. 6,645,946 for DAVANAT®.

The Patent Office has agreed with our argument throughout the re-examination that all claims stated in the ‘306 patent are anticipated by prior art. We believe that the actions of the Patent Office support our position that the invention claimed in the DAVANAT® patent is prior art. Additional information may be found in our Annual Report on Form 10-K for the year ended December 31, 2007.

On January 30, 2008, Custom Equity Research, Incorporated (d/b/a Summer Street Research Partners) (“Summer Street”) filed a lawsuit against us in the Superior Court of the Commonwealth of Massachusetts, alleging claims for breach of contract, declaratory judgment and unjust enrichment arising out of an engagement letter under which Summer Street agreed to provide institutional investment placement services to us. Summer Street claims it is entitled to a placement fee for each placement made during the term of the agreement and for each issuance of securities made or agreed to be made by us from October 17, 2007 through November 16, 2008. We initially responded to the lawsuit with a motion to dismiss, which the Court denied on June 23, 2008, finding that the letter agreement was ambiguous with respect to Summer Street’s entitlement to compensation. The Court also denied Summer Street’s motion for a prejudgment attachment and trustee process, preliminarily finding that Summer Street was not likely to prevail on any of its claims. On July 3, 2008, we filed our answer, denying Summer Street’s material allegations. No trial date has been set for this matter. We believe the lawsuit is without merit and intends to contest it vigorously. Additionally, we believe that any impact on the financial statements is neither probable nor reasonably estimable and therefore no amounts have been recorded as of June 30, 2008.

Item 1A.	Risk Factors

The risks we face, as set forth Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, have not changed materially during the three months ended June 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of our stockholders at our Annual Meeting of Stockholders held on May 21, 2008.

1. Stockholders who voted elected for one year terms the nine persons nominated by management to serve on our Board of Directors. The votes were as follows:

Name of Director	Votes For	Votes Withheld
Mildred S. Christian, Ph.D.	36,591,899	576,992
Dale H. Conaway, D.V.M.	36,204,330	964,561
Henry S. Esber, Ph.D.	36,135,563	1,033,328
James T. Gourzis, M.D., Ph.D.	36,115,795	1,053,096
S. Colin Neill	36,399,130	769,761
David Platt, Ph.D.	35,544,077	1,624,814
Steven Prelack	36,133,891	1,035,000
Jerald K. Rome	36,399,027	769,864
Theodore Zucconi, Ph.D.	36,608,957	559,934

2. Stockholders who voted approved a proposal to amend the present articles of incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 200,000,000. The voting was as follows: 33,496,083 votes in favor; 3,553,695 votes against and 119,113 abstentions.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2008.

PRO-PHARMACEUTICALS, INC.

By:	/s/ David Platt
Name:	David Platt, Ph.D.
Title:	Chief Executive Officer

/s/ Anthony D. Squeglia
Name:	Anthony D. Squeglia
Title:	Chief Financial Officer