Form 10-Q
period 2008-09-30
PRO PHARMACEUTICALS INC
filed 2008-11-07
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2008 was 47,947,609.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and September 30, 2007 and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2008	4

	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Nine Months Ended September 30, 2008	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and September 30, 2007, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2008	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4T.	Controls and Procedures	22

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 6.	Exhibits	23

SIGNATURES		24

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands except share and per share data)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$816	$1,319
Prepaid expenses and other current assets	79	70

Total current assets	$895	$1,389

PROPERTY AND EQUIPMENT – NET	48	73
RESTRICTED CASH	62	70
INTANGIBLE ASSETS – NET	228	250

TOTAL ASSETS	$1,233	$1,782

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$160	$601
Accrued expenses	244	362
Accrued dividends payable	104	—
Advances received from subscribers for Series A 12% Convertible Preferred Stock and related warrants	—	1,637
Advances received for equity consideration	200	—

Total current liabilities	$708	$2,600

WARRANT LIABILITIES	868	2,069
OTHER LONG TERM LIABILITIES	40	37

Total liabilities	$1,616	$4,706

CONTINGENCIES (Note 7)
STOCKHOLDERS’ DEFICIT:
Undesignated shares, $0.01 par value; 10,000,000 shares authorized; 5,000,000 shares designated Series A 12% Convertible Preferred Stock and 5,000,000 shares undesignated at September 30, 2008 and December 31, 2007	$—	$—
Series A 12% Convertible Preferred Stock; 5,000,000 shares designated, 1,742,500 issued and outstanding at September 30, 2008 and 1,667,500 shares subscribed, none issued and outstanding at December 31, 2007	704	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,947,609 and 40,364,792 issued and outstanding at September 30, 2008 and December 31, 2007 respectively;	48	40
Additional paid-in capital	36,547	32,196
Deficit accumulated during the development stage	(37,682)	(35,160)

Total stockholders’ deficit	$(383)	$(2,924)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,233	$1,782

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands except share and per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,			Cumulative Period from Inception (July 10, 2000) to
	2008	2007		2008	2007		September 30, 2008
OPERATING EXPENSES:
Research and development	$338		$332	$1,504		$1,668	$17,085
General and administrative	601		1,036	2,721		3,396	25,176

Total operating loss	$(939)		$(1,368)	$(4,225)		$(5,064)	$(42,261)
OTHER INCOME AND EXPENSE
Interest income	5		11	27		91	764
Interest expense			(18)			(343)	(4,451)
Change in fair value of convertible debt instrument			5			(1,091)	(3,426)
Change in fair value of warrant liabilities	1,148		(1,216)	1,863		(1,717)	11,879

Total other income (expense)	$1,153		$(1,218)	$1,890		$(3,060)	$4,766

NET INCOME (LOSS)	$214		$(2,586)	$(2,335)		$(8,124)	$(37,495)
SERIES A 12% CONVERTIBLE PREFERRED STOCK DIVIDEND	52		—	187		$—	(187)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$162	$		$(2,522)	$		$(37,682)

NET INCOME (LOSS) PER SHARE—BASIC	$0.00		$(0.06)	$(0.05)		$(0.21)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	47,947,609		40,364,792	46,402,947		38,519,133
NET INCOME (LOSS) PER SHARE—DILUTED	$0.00		$(0.06)	$(0.05)		$(0.21)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	47,947,609		40,364,792	46,402,947		38,519,133

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) (dollars in thousands except share data)

	Common Stock		Preferred Stock		Additional	Deficit Accumulated During the	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Development Stage	Stockholders’ Deficit
BALANCE, JANUARY 1, 2008	40,364,792	$40	—	$—	$32,196	$(35,160)	$(2,924)
Net loss						(2,335)	(2,335)
Series A 12% Convertible Preferred Dividend						(187)	(187)
Series A 12% Convertible Preferred Stock issued in a February 4, 2008 private placement (net of cash issuance costs of $52)			1,742,500	704			704
Common stock issued in a February 25, 2008 offering (net of cash issuance costs of $369)	7,500,000	8			1,036		1,044
Issuance of common stock in payment of Series A 12% Convertible Preferred Dividend	82,817	—			83		83
Issuance of Common Stock Warrants					20		20
Reclassification of Warrant Liabilities					2,662		2,662
Stock-based compensation expense					550		550

BALANCE, SEPTEMBER 30, 2008	47,947,609	$48	1,742,500	$704	$836,547	$(37,682)	$(383)

See notes to unaudited condensed consolidated financial statements

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,335)	$(8,124)	$(37,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	49	478
Stock-based compensation expense	550	479	2,638
Non-cash interest expense	—	328	4,279
Change in fair value of convertible debt instrument	—	1,091	3,426
Change in fair value of warrant liabilities	(1,863)	1,717	(11,879)
Write off of intangible assets	11	—	181
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9)	51	(76)
Accounts payable and accrued expenses	(559)	184	522
Other long term liabilities	3	11	40

Net cash used in operating activities	$(4,163)	$(4,214)	$(37,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of certificate of deposit	$—	$5,000	$—
Purchases of property and equipment	(2)	(2)	(421)
Change in restricted cash	8	(11)	(62)
Increase in patents costs and other assets	—	(74)	(404)

Net cash provided by (used in) investing activities	$6	$4,913	$(887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	$3,381	$—	$28,690
Net proceeds from issuance of Series A 12% Convertible Preferred Stock and related warrants	53		1,690
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	(334)	(1,641)
Proceeds from issuance of common stock warrants	20		20
Proceeds from shareholder advances	200	—	209

Net cash provided by (used in) financing activities	$3,654	$(334)	$39,589

NET INCREASE IN CASH AND CASH EQUIVALENTS	(503)	365	816
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,319	773	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$816	$1,138	$816

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$15	$114

NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	—	—	$1,172

Conversion of accrued expenses into common stock	—	—	$303

Cashless exercise of employee stock options	—	—	$74

Conversion and redemptions of convertible notes and accrued interest into common stock	—	$5,915	$12,243

Conversion of extension costs related to convertible notes into common stock	—	—	$171

Conversion of prepaid interest into common stock	—	$(32)	—
Payment of 12% Convertible Preferred dividend in common stock	$83	—	$83
Dividends payable on preferred stock	$104	—	$104
Issuance of warrants to induce conversion of notes payable	—	—	$503

Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	$107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of September 30, 2008 and the results of its operations for the three and nine months ended September 30, 2008 and September 30, 2007 and the cumulative period from inception (July 10, 2000) through September 30, 2008, the statement of stockholders’ deficit for the nine months ended September 30, 2008 and its cash flows for the nine months ended September 30, 2008 and September 30, 2007 and for the cumulative period from inception (July 10, 2000) to September 30, 2008. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2007.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company incurred net losses of approximately $37.5 million for the cumulative period from inception (July 10, 2000) through September 30, 2008. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through September 30, 2008, the Company has raised approximately $41.2 million in capital through sale and issuance of common stock, common stock purchase warrants, and debt securities in public and private offerings. From inception (July 10, 2000) through September 30, 2008, the Company has used approximately $37.9 million of cash in its operations. At September 30, 2008, the Company had approximately $816,000 of cash and cash equivalents to fund future operations. The Company believes there is sufficient cash only to fund operations only into December 2008. If the Company is unsuccessful in raising additional capital before the end of December 2008, the Company may be required to cease operations or seek bankruptcy protection. In light of the Company’s current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result if such circumstances arise.

In June 2007, the Company received a notice from the American Stock Exchange (“Amex”) that it is reviewing the Company’s eligibility for continued listing of its common stock. Specifically, the notice cited that the Company does not comply with the Amex’s minimum $2 million stockholders’ equity when combined with losses from continuing operations and/or net losses in two of the last three years set forth in Section 1003 (a) (i) of the Amex Company Guide. To facilitate the review, the Company was asked to provide a specific plan and timeframe to achieve and sustain compliance with all Amex market listing requirements. In July 2007, the Company timely submitted a plan to the Amex to return to compliance within the specified period of time. In response to the Company’s plan to achieve and sustain compliance with the listing requirements, the exchange granted the Company an extension until October 13, 2008 to regain compliance with the standards. On May 14, 2008, the Amex notified the Company that it does not meet a continued listing standard because it had less than $4 million in stockholders’ equity and has sustained losses from continuing operations and/or net losses in three of the four most recent fiscal years. In October 2008, the Company provided an update to the Amex relating to the fact that the Company did not meet the minimum requirement for stockholders’ equity. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards could result in being de-listed from the Amex. The Company is subject to periodic review by Amex Staff.

The Company is subject to a number of risks similar to those of other development-stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, dependence on third-party collaborators for research operations, dependence on third-party manufacturing, dependence on third-party sales and marketing, need for regulatory approval of products, successful protection of intellectual property, and competition with larger, better-capitalized companies. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company’s cost structure. There are no assurances, however, that the Company will be able to obtain additional financing on favorable terms, or at all, or successfully market its products.

Impact of New Accounting Standards – In September 2006, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 157, “Fair Value Measurements“ (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. The Company adopted SFAS No. 157 in the first quarter of fiscal year 2008. See Note 4. We believe there is sufficient cash to fund operations only into December 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“ (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company adopted SFAS No. 159 in the first quarter of fiscal year 2008. SFAS No. 159 had no impact on the Company’s financial statements as the Company did not elect the option to value selected assets or liabilities at fair value.

In June 2007, the FASB issued Emerging Issues Task Force 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides that nonrefundable advance payments for goods or services that will be used or renders for future research and development activities should be deferred and capitalized. The Company adopted EITF 07-3 in the first quarter of fiscal year 2008. This standard had no material effect on the Company.

2.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which was adopted January 1, 2006. The Company has two stock-based compensation plans where the Company’s common stock has been made available for option grants as part of the Company’s compensation programs (the “Plans”). These Plans are described in more detail in the 2007 Form 10-K.

The fair value of the options granted is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30,
	2008	2007	2008
Risk-free interest rate	2.65%	4.45%	3.04%
Expected life of the options	5 years	5 years	3.99 years
Expected volatility of the underlying stock	95%	95%	92%
Expected dividend rate	None	None	None
Expected forfeiture rate	None	None	None

Stock-based compensation expense for both employees and non-employees totaled approximately $148,000 and $159,000 for the three months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008 and 2007, stock-based compensation expense was approximately $550,000 and $479,000, respectively.

Members of the Board of Directors receive stock options for each Board and Committee meeting attended. The options are typically granted in the year following service. The Company expenses the value of stock options as earned. In the three and nine month periods ended September 30, 2008 Board members earned approximately 11,000 and 34,000 stock options respectively.

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2008 through September 30, 2008:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2008	3,677,854	$0.63-4.05	$2.93
Granted	1,130,000	0.38-0.44	0.44
Options expired	(100,354)	2.96-4.05	3.64

Outstanding, September 30, 2008	4,707,500	$0.38-4.05	$2.32

The following tables summarize information about stock options outstanding at September 30, 2008:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.38 – $0.70	1,355,000	$0.48	4.31	1,123,000	$0.48	4.47
$1.01 – $2.70	955,500	1.32	3.94	575,503	1.52	4.27
$2.92 – $4.05	2,397,000	3.75	4.05	2,302,003	3.75	4.12

	4,707,500	$2.32	4.10	4,000,506	$2.52	4.24

During the three month periods ended September 30, 2008 and September 30, 2007 no options were granted. During the nine month periods ended September 30, 2008 and 2007, respectively, 1,130,000 options and 823,500 options were granted. The weighted–average grant date fair value for options granted during the nine month period ended September 30, 2008 and 2007 was $0.32 and $0.74, respectively. The total fair value of options vested during the three month period ended September 30, 2008 was approximately $58,000. No options vested during the three month period ended September 30, 2007. The total fair value of options vested during the nine month periods ended September 30, 2008 and 2007 was approximately $656,000 and $403,000, respectively. During the three month periods ended September 30, 2008 and 2007, 50,000 and no options expired, respectively. During the nine month period ended September 30, 2008 and 2007, 100,354 and 85,000 options expired, respectively. During the three and nine month periods ended September 30, 2008 no options were cancelled. During the three and nine month periods ended September 30, 2007, no and 45,000 options were cancelled.

As of September 30, 2008, there were 706,994 unvested options which will vest as follows: 186,667 in 2008, 307,663 in 2009, and 212,664 in 2010. Total expected unrecognized compensation cost related to such unvested options is approximately $357,000 which is expected to be recognized over a weighted–average period of 0.63 years. As of September 30, 2008, there was no intrinsic value of outstanding options based on the Company’s closing common stock price of $0.20 at September 30, 2008. As of September 30, 2008, there was no intrinsic value of outstanding fully vested options and exercisable options based on the Company’s closing common stock price of $0.20 at September 30, 2008.

No cash was received from employees as a result of employee stock option exercises during the three and nine month periods ended September 30, 2008 and 2007 and during the cumulative period from inception (July 10, 2000) to September 30, 2008. No options were exercised during the three and nine month periods ended September 30, 2008 and 2007 and the intrinsic value of options exercised for the cumulative period from inception was approximately $74,000 resulting from the cashless exercise of options in October 2003.

3.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2008 (000)	December 31, 2007 (000)
Legal and accounting fees	$70	$14
Scientific and clinical fees	71	214
Accrued payroll and vacation	82	97
Other	21	37

Total	$244	$362

4.	COMMON STOCK WARRANTS

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and as compensation as of September 30, 2008. The 2001 Placement Agents, February 4, 2008 Transaction and February 25, 2008 Transaction, Cork Investments and Investor Relations Group Warrants are classified as equity. The October 2003, April 2004, August 2004 and February 2006 Transaction Warrants do not meet the requirements of equity classification and are classified as liabilities:

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
October 2003 Transaction (1)
Investor Warrants	657,293	$3.19	October 2, 2003	October 2, 2008
April 2004 Transaction (2)
Investor Warrants	618,056	$3.23	April 7, 2004	April 7, 2009
August 2004 Transaction
Investor Warrants	2,000,000	$4.20	February 13, 2005	August 12, 2009
Placement Agent Warrants	100,000	$4.20	February 13, 2005	August 12, 2009
February 2006 Transaction
Investor Warrants (3)	9,985,097	$0.50	August 15, 2006	August 14, 2011
Placement Agent Warrants(4)	998,508	$0.50	August 15, 2006	August 14, 2011
2001 Placement Agents	110,000	$3.50	February 1, 2002	February 1, 2012
February 4, 2008 Transaction
$1.50 Investor Warrants	1,742,500	$1.50	August 3, 2008	February 4, 2012
$2.00 Investor Warrants	1,742,500	$2.00	August 3, 2008	February 4, 2012
$1.50 Placement Agent Warrants	8,400	$1.50	August 3, 2008	February 4, 2012
February 25, 2008 Transaction
$0.70 Investor Warrants	7,500,000	$0.70	August 25, 2008	August 25, 2013
$0.63 Investor Warrants	3,000,000	$0.63	August 25, 2008	December 26, 2008
$0.70 Placement Agent Warrants	206,250	$0.70	August 25, 2008	August 25, 2013
Investor Relations Group	39,000	$0.50	September 30, 2008	September 30, 2011
Cork Investments	300,000	$1.00	July 2, 2008	July 2, 2011

Total	29,007,604

(1)	The exercise price of the warrants has been adjusted from $5.29 per share to $3.19 per share due to the subsequent issuance of equity related instruments.
(2)	The exercise price of the warrants has been adjusted from $5.30 per share to $3.23 per share due to the subsequent issuance of equity related instruments.
(3)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 8,494,784 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments.
(4)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 849,477 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments.

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

In March 2007, under a Waiver and Exchange Agreement with six of the seven remaining holders of the Debentures, the exercise price of the investor warrants was reduced to $1.00 per share, which, in accordance with the anti-dilution provisions of the warrants would result in an additional 3,152,014 shares of the Company’s common stock becoming issuable upon exercise of the investor warrants. Pursuant to the same agreement, approximately $3.9 million of the then remaining $4.4 million of outstanding Debentures was discharged in exchange for shares of the Company’s common stock. In connection with the February 2008 finance transactions, as a result of the anti-dilution provisions of the warrant instruments, the exercise price of the investor and placement agent warrants was reduced to $0.50 and an additional 5,342,770 and 849,477 shares of the Company’s common stock are issuable, respectively, upon exercise of the investor and placement agent warrants. The Warrant Agreement contains a provision that limits the number of shares that can be issued to holders of the warrant.

February 4, 2008 Transaction – On February 4, 2008, the Company closed a private placement in which it sold units of securities comprised of 1,742,500 shares of Series A 12% Convertible Preferred Stock together with warrants to purchase 1,742,500 shares of common stock exercisable at $1.50 and warrants to purchase 1,742,500 shares of common stock exercisable at $2.00. In addition the Company issued to placement agents warrants to purchase 8,400 shares of common stock at $1.50. The warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet formerly under the caption “Warrant Liabilities”. These warrants were originally classified as a liability because the February 2006 warrants contain an anti-dilution provision in the event of a subsequent dilutive issuance and the potential number of shares issuable exceeded the Company’s authorized shares. Changes in fair value were recognized as either a gain or loss in the consolidated statement of operations under the caption “Gain/loss on change in fair value of warrant liabilities”. In the second quarter of 2008, the warrants were reclassified to equity as a result of an amendment to the Company’s articles of incorporation approved at the May 21, 2008 annual meeting of shareholders increasing the Company’s authorized common stock from 100,000,000 to 200,000,000 shares (the “Charter Amendment”). The Charter Amendment authorization of the additional shares coupled with a provision in the February 2006 warrants limiting the number of shares that can be issued to holders of the February 2006 warrants, ensures that sufficient shares are available for issuance upon exercise of these warrants, thereby enabling them to be reclassified from a liability to equity. Through May 21, 2008, these warrants were marked to market resulting in a reduction in warrant liabilities in the balance sheet and an offsetting credit to change in fair value of warrant liabilities in the statement of operations in the amount of approximately $100,000. The remaining fair value of approximately $502,000 was credited to additional paid-in capital in the balance sheet.

February 25, 2008 Transaction – On February 25, 2008, the Company sold to investors 7,500,000 shares of its common stock, 7,500,000 warrants to purchase shares of common stock exercisable at $0.70, and 3,000,000 warrants to purchase shares of common stock exercisable at $0.63. In addition, the Company issued to a placement agent 206,250 warrants to purchase shares of common stock at $0.70. The warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet under the caption “Warrant Liabilities”. These warrants were originally classified as a liability because the February 2006 warrants contain an anti-dilution provision in the event of a subsequent dilutive issuance and the potential number of shares issuable exceeded the Company’s authorized shares prior to the Charter Amendment. Changes in fair value were recognized as either a gain or loss in the consolidated statement of operations under the caption “Gain/loss on change in fair value of warrant liabilities”. In the second quarter of 2008 the warrants were reclassified to equity as a result of the Charter Amendment. The Charter Amendment authorization of the additional shares coupled with a provision in the February 2006 warrants limiting the number of shares that can be issued to holders of the February 2006 warrants ensures that sufficient shares are available for issuance upon exercise of these warrants, thereby enabling them to be reclassified from a liability to equity. Through May 21, 2008, these warrants were marked to market resulting in a reduction in warrant liabilities in the balance sheet and an offsetting credit to change in fair value of warrant liabilities in the statement of operations in the amount of approximately $356,000. The remaining fair value of approximately $2,160,000 was credited to additional paid-in capital in the balance sheet.

Investor Relations Group – In May 2008 the Company entered into an agreement with Investor Relations Group (“IRG”) for IRG to provide investor relations services to the Company in exchange for cash and warrants on a monthly basis. On September 30, 2008 the Company terminated the agreement under the provisions of the agreement. During the effective contract period IRG earned 39,000 warrants valued at approximately $3,000. The expense associated with these warrants was calculated using the Black-Scholes option-pricing model and charged to stock compensation expense. Assumptions used to value these warrants are included in the table provided below. The warrants are exercisable at $0.50 per share for a period of three years.

Cork Investments – On July 2, 2008 the Company issued 300,000 warrants to Howard Crosby in exchange for $20,000. The warrants are exercisable for common stock at $1.00 per share for a period of three years. The $20,000 was credited to Additional paid in capital.

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

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities.

Key assumptions used to apply these models as of September 30, 2008 and December 31, 2007 are as follows:

	Warrants
	September 30, 2008	December 31, 2007
Risk free interest rate	1.02-2.24%	3.16% - 3.34%
Expected life	0.01years – 2.87years	0.75 years – 3.62 years
Expected volatility of common share price	95%	95%
Common share price	$0.20	$0.70

Below is a summary of our fair value measurements at September 30, 2008:

Description	Value at 9/30/2008 (000)	Quoted Prices in Active Markets for Identical Assets (Level 1) (000)	Significant Other Observable Inputs (Level 2) (000)	Significant Unobservable Inputs (Level 3) (000)
Warrant Liabilities	$868	$—	$868	$—

Totals	$868	—	$868	—

Fair Value of Warrant Liabilities (000)
Balance December 31, 2007	$2,069
Fair value assigned to February 4, 2008 transaction warrants upon issuance	986
Fair value assigned to February 25, 2008 transaction warrants upon issuance	2,337
Change in fair value of warrant liabilities	587

Balance March 31, 2008	$5,979
Change in fair value of warrant liabilities reclassified to Stockholders’ Deficit at May 21, 2008.	(456)
Reclassification of warrant liabilities to Stockholders’ Deficit	(2,662)
Change in fair value of warrant liabilities	(845)

Balance June 30, 2008	$2,016
Change in fair value of warrant liabilities	(1,148)

Balance September 30, 2008	868

5.	STOCKHOLDERS’ (DEFICIT)

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

On July 2, 2008 the Company issued 300,000 warrants to Cork Investments in exchange for $20,000. The warrants are exercisable for common stock at $1.00 per share for a period of three years. The $20,000 was credited to Additional paid in capital.

6.	EARNINGS PER SHARE

Basic income or loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method and assumed conversion of convertible preferred stock using the if converted method. The computation of diluted net income or loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net income or loss per share. For the three and nine month periods ended September 30, 2008 and September 30, 2007, all stock options, warrants and potential shares related to conversion of the convertible debentures were excluded from the computation of diluted net income or loss per share as their effect is anti-dilutive. Dilutive shares which could exist pursuant to the exercise of outstanding stock options and warrants and conversion of preferred stock at September 30, 2008, and 2007, totaled 35,457,604 and 12,029,561 respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income (loss) applicable to common stock-basic and diluted	$162,000	$(2,586,000)	$(2,522,000)	$(8,124,000)
Weighted average common shares outstanding-basic and diluted	47,947,609	40,364,792	46,402,947	38,519,133
Net Income (loss) per Share-basic and diluted	$0.00	$(0.06)	$(0.05)	$(0.21)

7.	INCOME TAXES

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

In January 2004, David Platt, Ph.D., the Company’s Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. GlycoGenesys asserted counterclaims against the Company and Dr. Platt alleging tortious interference, misappropriation of proprietary rights, defamation and unfair competition, and sought monetary damages and injunctive relief related to the Company’s intellectual property. Prospect Therapeutics, Inc. (formerly known as Marlborough Research and Development, Inc.) purchased certain assets including this lawsuit from the GlycoGenesys bankruptcy estate and continues prosecuting the counterclaims against the Company and Dr. Platt. Concluding that certain disputes of fact could not be resolved as a matter of law, the Court on May 27, 2008 denied the Company’s motion for summary judgment. Prospect Therapeutics informed the Court that it does not seek monetary damages other than recovery of attorney fees. The lawsuit is expected to proceed to trial in March 2009. The Company and Dr. Platt believe the counterclaims are without merit and intend to contest them vigorously. Additionally, the Company believes that any impact on the financial statements is neither probable nor reasonably estimable and therefore no amounts have been recorded as of September 30, 2008.

The Company’s Board of directors authorized the indemnification of Dr. Platt for the expenses of his defense of the counterclaims. In the nine months ended September 30, 2008, Company incurred no expenses in connection with this defense. Through September 30, 2008 the Company has incurred cumulative expenses of approximately $438,000 in connection with this defense.

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

On January 30, 2008, Custom Equity Research, Incorporated (d/b/a Summer Street Research Partners) (“Summer Street”) filed a lawsuit against the Company in the Superior Court of the Commonwealth of Massachusetts, alleging claims for breach of contract, declaratory judgment and unjust enrichment arising out of an engagement letter under which Summer Street agreed to provide institutional investment placement services to the Company. Summer Street claims it is entitled to a placement fee for each placement made during the term of the agreement and for each issuance of securities made or agreed to be made by the Company from October 17, 2007 through November 16, 2008. The Company initially responded to the lawsuit with a motion to dismiss, which the Court denied on June 23, 2008, finding that the letter agreement was ambiguous with respect to Summer Street’s entitlement to compensation. The Court also denied Summer Street’s motion for a prejudgment attachment and trustee process, preliminarily finding that Summer Street was not likely to prevail on any of its claims. On July 3, 2008, the Company filed its answer, denying Summer Street’s material allegations. No trial date has been set for this matter. The Company believes the lawsuit is without merit and intends to contest it vigorously. Additionally, the Company believes that any impact on the financial statements is neither probable nor reasonably estimable and therefore no amounts have been recorded as of September 30, 2008.

In the ordinary course of business, the Company may from time to time be involved in other legal matters that in the Company’s estimation will not have a material adverse impact on it. The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable.

9.	SUBSEQUENT EVENTS

In October 2008, a number of holders representing approximately 73% of the outstanding Convertible Debenture warrants agreed to waive their right to receive cash, at their option, in the event of a fundamental transaction related to the Company. Because they now receive the same treatment as common shareholders, the warrant liability associated with these warrants will be reclassified to stockholders equity in the fourth quarter of 2008. In addition, the placement agent waived all future rights to the anti-dilution provisions of the warrant agreement.

On October 31, 2008, the Company’s Board of Directors authorized Medi-Pharmaceuticals, Inc., a wholly-owned Nevada subsidiary, to undertake a joint venture in corporate form, the purpose of which is to deploy technology the Company owns as well as original technology developed by the joint venture for use in nutraceutical cardiovascular therapies. The joint venture authorization included the following steps: (i) a merger of FOD Enterprises, Inc., a Nevada corporation, with and into Medi-Pharmaceuticals, which will be the surviving corporation, following which the Company would own 10% of its capital stock; and (ii) a license to Medi-Pharmaceuticals of worldwide perpetual rights to commercialize all of the Company’s polysaccharide technology exclusively in the field of cardiovascular therapies (both preventive and therapeutic). The Company’s Board authorized terms of the license to include royalties payable to the Company equal to 10% of net revenues received by Medi-Pharmaceuticals from products based on the licensed technology, $1 million of such royalties to be advanced within 6 months of the effective date of the license failing which the Company may terminate the license with a reversion to the Company of the licensed technology. Neither the Company nor the joint venture entities have entered into definitive documentation for these transactions.

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

In the second quarter, we completed an important step toward the submission of a New Drug Application (NDA) for DAVANAT® by submitting a Drug Master File (DMF) with the U.S. Food and Drug Administration (FDA). The DMF filing is a key development for the commercialization of DAVANAT®. Our goal is to file an NDA for DAVANAT® in 2009. We also plan to file an Investigational New Drug (IND) application for an anti-hypoxia drug to be used in combination with DAVANAT® and 5-FU to treat advanced solid tumors, including new indications such as head & neck and breast cancers.

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

We are devoting substantially all of our efforts toward product research and development, and raising capital. We currently have no source of revenue and have incurred significant losses to date. We have incurred net losses of $37,495,000 for the cumulative period from inception (July 10, 2000) through September 30, 2008. Our losses have resulted principally from costs associated with research and development expenses, including clinical trial costs, general and administrative activities and costs related to our debt financings, including interest and changes in debt and warrant liabilities carried at fair value. As a result of planned expenditures for future research, discovery, development and commercialization activities, we expect to incur additional operating losses for the foreseeable future.

We have an ongoing Phase II clinical trial for colorectal cancer patients being treated with DAVANAT®, 5-FU, Leucovorin and Avastin®. The Phase II clinical trial for biliary cancer patients was halted due to financial constraints.

In April 2007, we received comments about additional chemical, manufacturing, control and testing information the FDA requested to review our plans for submitting an NDA for DAVANAT®, to be administered intravenously in combination with 5-FU for colorectal cancer. We submitted additional information to the FDA in 2008 and have a pre-NDA meeting scheduled for December 22, 2008.

In June 2007, we received a notice from the American Stock Exchange (“Amex”) that it is reviewing our eligibility for continued listing of our common stock. Specifically, the notice cited that we do not comply with the Amex’s minimum $2 million stockholders’ equity as set forth in Section 1003(a)(i) of the Amex Company Guide. To facilitate the review, we were asked to provide a specific plan and timeframe to achieve and sustain compliance with all Amex market listing requirements. In July 2007, we timely submitted a plan to the Amex to return to compliance within the specified period of time. In response to our plan, the Amex granted us an extension until October 13, 2008 to regain compliance with the standards. On May 14, 2008, the Amex notified us that we do not meet a continued listing standard because we had less than $4 million in stockholders’ equity and had sustained losses from continuing operations and/or net losses in three of the four most recent fiscal years. In October 2008, we provided an update to the Amex relating to the fact that we did not meet the minimum requirement for stockholders’ equity. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards could result in being de-listed from the Amex. We are subject to periodic review by Amex staff.

Through September 30, 2008, we have raised approximately $41 million in capital principally through the sale and issuance of common stock, common stock warrants and debt securities in public and private offerings. From inception (July 10, 2000) through September 30, 2008, we used cash of approximately $37.9 million for our operations. At September 30, 2008, we had approximately $816,000 of cash and cash equivalents available to fund future operations, which we believe is sufficient only to fund our operations into December 2008.

Because we lack revenue and must continue our research and development, we need to identify new sources of capital and complete financing transactions in order to continue our business.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Research and Development Expenses. Research and development expenses were approximately $338,000 during the three months ended September 30, 2008, as compared to approximately $332,000 incurred during the three months ended September 30, 2007 or an increase of approximately $6,000. We generally categorize research and development expenses as either direct external expense, comprised of amounts paid to third party vendors for services, or all other expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and pre-clinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We have one product candidate – DAVANAT® – in clinical trials at this time. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 were as follows:

	Three Months Ended September 30, (000)
	2008	2007
Direct external expenses
Clinical programs	$7	$83
Pre-clinical activities	152	76
All other research and development expenses	179	173

	$338	$332

Clinical trial expenses decreased by approximately $76,000. The decrease is due principally to lower activity in the Phase II colorectal and biliary cancer trials as we focused on filing our DAVANAT® Drug Master File (“DMF”) with the FDA. Pre-clinical expenses increased by approximately $76,000. Approximately $102,000 was due to increased expenses associated with filing our NDA. This increase was offset by approximately $26,000 in lower activity related to all other research activities. All other research and development expense increased by approximately $6,000. Stock compensation expense increased by approximately $15,000 and was offset by lower payroll expense. We expect to file, with the FDA, for approval to sell DAVANAT® in 2009. We plan to focus our research and development spending on preparing an investigational New Drug (“IND”) filing for DAVANAT®, 5-FU and an anti-hypoxia compound and on our Phase II clinical trial. In July 2008, we reduced payroll as employees took salary reductions of approximately 50%, and in September took another 50% reduction so that we may extend our cash runway as further discussed in the liquidity section of this report. As a result, we expect cash research and development expense to decrease in the fourth quarter 2008 as compared to the third quarter of 2008.

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

General and Administrative Expenses. General and administrative expenses were approximately $601,000 during the three months ended September 30, 2008, as compared to $1,036,000 incurred during the three months ended September 30, 2007 or a decrease of approximately $435,000. General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. Of the decrease, approximately $402,000 was due to lower legal expenses associated with our trade secret litigation. Stock compensation expense decreased by approximately $26,000 and an additional $14,000 was due to lower payroll expenses. In July 2008, we reduced payroll as management took salary reductions of approximately 50% and another 50% reduction in September and reduced other general and administrative expenses in light of our financial situation as further discussed in the liquidity section. As a result, we expect cash general and administrative expense to decrease in the fourth quarter of 2008 as compared to the third quarter of 2008.

Other Income and Expense. Other income and expense for the three months ended September 30, 2008, was income of approximately $1,153,000 as compared to expense of approximately $1,218,000 for the three months ended September 30, 2007. Of the approximately $2,371,000 increase in other income and expense, approximately $2,359,000 was due to change in non-cash fair value associated with our warrant liabilities and convertible debt instrument. Interest expense decreased by approximately $18,000 due to our convertible debenture which was outstanding in 2007 and no longer outstanding in 2008. Interest income decreased by approximately $6,000 due to lower cash balances

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Research and Development Expenses. Research and development expenses were approximately $1,504,000 during the nine months ended September 30, 2008 or a decrease of approximately $164,000 as compared to $1,668,000 incurred during the nine months ended September 30, 2007. Please see explanation above contained in the three month analysis for a description of what is included in research and development expenses.

Our research and development expenses for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007 were as follows:

	Nine Months Ended September 30, (000)
	2008	2007
Direct external expenses
Clinical programs	$201	$674
Pre-clinical activities	594	282
All other research and development expenses	709	712

	$1,504	$1,668

Clinical trial costs decreased by approximately $473,000. The decrease is due principally to lower activity in the Phase II colorectal and biliary cancer trials as we focused on filing our DAVANAT® “DMF” with the FDA, as well as filing an IND and preparations for our NDA filing. Pre-clinical expenses in 2008 increased by approximately $312,000 compared to 2007. Of this amount approximately $569,000 was due to expense associated with filing our DMF. This increase was offset by approximately $257,000 in lower activity related to all other research activities. Other research and development costs remained essentially unchanged. Stock based compensation increased by approximately $112,000. This was offset by a decrease in payroll expense of approximately $111,000 due principally to salary reductions.

General and Administrative Expenses. General and administrative expenses were $2,721,000 during the nine months ended September 30, 2008, or a decrease of approximately $675,000 as compared to $3,396,000, incurred during the nine months ended September 30, 2007. Please see explanation above contained in the three month analysis for a description of what is included in general and administrative expenses. Accounting and legal expenses decreased by approximately $621,000, payroll expense decreased by approximately $35,000 and stock based compensation decreased by approximately $41,000. All other expenses increased by a net of approximately $22,000.

Other Income and Expense. Other income and expense for the nine months ended September 30, 2008, was income of $1,890,000 as compared to expense of $3,060,000 for the nine months ended September 30, 2007. Of the approximately $4,950,000 increase in other income and expense, approximately $4,671,000 was due to fair value accounting associated with our convertible debenture and our warrant liabilities. Interest expense decreased by approximately $343,000 due to our convertible debenture which was outstanding in 2007 and no longer outstanding in 2008 and interest income decreased by approximately $64,000 due to lower cash balances.

Recent Developments

On October 31, 2008, our Board of Directors authorized Medi-Pharmaceuticals, Inc., our wholly-owned Nevada subsidiary, to undertake a joint venture in corporate form, the purpose of which is to deploy technology we own as well as original technology developed by the joint venture for use in nutraceutical cardiovascular therapies. The joint venture authorization included the following steps: (i) a merger of FOD Enterprises, Inc., a Nevada corporation, with and into Medi-Pharmaceuticals, which will be the surviving corporation, following which we would own 10% of its capital stock; and (ii) a license to Medi-Pharmaceuticals of worldwide perpetual rights to commercialize all of our polysaccharide technology exclusively in the field of cardiovascular therapies (both preventive and therapeutic). Our Board authorized terms of the license to include royalties payable to us equal to 10% of net revenues received by Medi-Pharmaceuticals from products based on the licensed technology, $1 million of such royalties to be advanced within 6 months of the effective date of the license failing which we may terminate the license with a reversion to us of the licensed technology. Neither we nor the joint venture entities have entered into definitive documents for these transactions.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are a development stage Company and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of September 30, 2008, we raised a total of $41 million from these offerings and had approximately $816,000 of available cash and cash equivalents.

Net cash used in operations decreased by approximately $51,000 to approximately $4.16 million for the nine months ended September 30, 2008, from $4.21 million for the nine months ended September 30, 2007. Cash operating expenses decreased by approximately $903,000 and were offset by an increase in working capital needs of approximately $803,000. Interest income decreased by approximately $64,000 and cash interest expense decreased by approximately $15,000.

Net cash provided by investing activities was approximately $6,000 as compared to approximately $4.91 million in the same period for 2007. The decrease is due principally to the maturity of a $5 million certificate of deposit in the first nine months of 2007. Approximately $2,000 was used for purchase of plant and equipment in the nine months ended September 30, 2008, the same amount as used in the nine months ended September 30, 2007. No amount was used for patent costs during the nine months of 2008 as compared to a use of approximately $74,000 during the same period in 2007. Restricted cash decreased by approximately $8,000 during the nine months ended September 30, 2008 and was an increase of approximately $11,000 during the same period in 2007.

Cash provided by financing activities was approximately $3.65 million in the nine months ended September 30, 2008, as compared to a use of approximately $334,000 to make scheduled repayments of our convertible debenture in the nine months ended September 30, 2007.

On February 25, 2008, we closed an offering resulting in net proceeds of approximately $3.38 million from the sale of an aggregate of 7,500,000 shares of common stock at $0.50 per share, (ii) warrants, with a term of five years, to purchase an aggregate of 7,500,000 shares of common stock at an exercise price of $0.70 per share, and (iii) warrants, with a term of four months, to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.67 per share. We also issued 206,250 warrants with an exercise price of $0.70 and a term of 5 years to a placement agent in this transaction. Additional information about this transaction is set forth in our Annual Report filed on Form 10-K with the SEC for the year ended December 31, 2007.

On February 4, 2008, we closed a private placement begun in October 2007 of Series A 12% Convertible Preferred Stock (the “Series A Preferred”) and related warrants to accredited investors. In this transaction, we sold, at $1.00 per unit, 1,742,500 units of securities, each unit comprised of (i) one share of Series A 12% Convertible Preferred Stock, (ii) a warrant to purchase one share of common stock for $1.50, and (iii) a warrant to purchase one share of common stock for $2.00. Net proceeds from this transaction were approximately $1.6 million. Approximately $53,000 of the proceeds were received in 2008.

During the nine months ended September 30, 2008, we received $20,000 for warrant subscriptions. On July 2, 2008, we issued 300,000 warrants exercisable at $1.00 per share with a term of three years in exchange for the $20,000. In the third quarter, we received $200,000 for equity consideration to be determined at a later date.

At September 30, 2008, cash and cash equivalents on hand was approximately $816,000. In July of 2008, in order to conserve cash, we reduced payroll as management took salary reductions of approximately 50% and took another 50% reduction in salary in September and significantly reduced other cash expenses. As a result of these reductions, we believe our cash operating expense in the fourth quarter will be lower than the third quarter of 2008. We have implemented these reductions to provide additional time for us to raise cash through a debt or equity based financing or through partnerships with bio-pharmaceutical companies. We believe there is sufficient cash to fund operations only into December 2008. We believe we will be able to obtain additional financing despite the economic downturn; however, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital before the end of December, we may be required to cease operations or seek bankruptcy protection.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at September 30, 2008, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (000)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$776	$265	$511	—	—

Total payments due under contractual obligations	$776	$265	$511	$—	$—

On May 1, 2006 we entered into an operating lease for office space. The lease commenced on August 11, 2006, extends for five years and terminates on September 30, 2011. The lease provides for annual base rental payments of $235,000 in the first year, increasing in each subsequent lease year to $244,000, $253,000, $263,000 and $273,000 respectively. In addition to base rental payments included in the contractual obligations table above, we are responsible for our pro-rata share of increases in the operating expenses for the building after calendar year 2006 and taxes for the building after fiscal year 2007. We have the option to extend the term of the lease for an additional five year period at the prevailing market rate at the time of exercise. In connection with this lease, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of approximately $59,000. Additionally, we have a non-cancellable lease for a car which expires in January 2011.

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

Effects of Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements“ (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. In February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until the subsequent year. We adopted SFAS No. 157 in the first quarter of fiscal year 2008. There was no impact on our financial statements. We currently have warrant liabilities which are measured at fair value at each reporting period using assumptions that are fully disclosed.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“ (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We adopted SFAS No. 159 in the first quarter of fiscal year 2008. We currently report warrant liabilities at fair value. We have not elected to report any other assets or liabilities at fair value.

In June 2007, the FASB issued EITF 07-3. EITF 07-3 provides that non-refundable advance payments for goods or services that will be used or renders for future research and development activities should be deferred and capitalized. We adopted EITF 07-3 in the first quarter of 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of September 30, 2008, we had approximately $868, 000 of outstanding warrant liabilities. We account for the warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4T.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934). Based on this evaluation, our CEO and CFO concluded that (i), as of September 30, 2008, our disclosure controls and procedures were effective, and (ii) during the quarter ended September 30, 2008, no change in our internal control over financial reporting has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2004, David Platt, Ph.D., our Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. GlycoGenesys asserted counterclaims against us and Dr. Platt alleging tortious interference, misappropriation of proprietary rights, defamation and unfair competition, and sought monetary and injunctive relief related to our intellectual property. Prospect Therapeutics, Inc. (formerly known as Marlborough Research and Development, Inc.) purchased certain assets including this lawsuit from the GlycoGenesys bankruptcy estate and continues prosecuting the counterclaims against us and Dr. Platt. Concluding that certain disputes of fact could not be resolved as a matter of law, the court on May 27, 2008 denied our motion for summary judgment. Prospect Therapeutics informed the Court that it does not seek monetary damages other than recovery of attorney fees. The lawsuit is expected to proceed to trial in March 2009. We believe the lawsuit is without merit and intend to contest it vigorously.

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

On January 30, 2008, Custom Equity Research, Incorporated (d/b/a Summer Street Research Partners) (“Summer Street”) filed a lawsuit against us in the Superior Court of the Commonwealth of Massachusetts, alleging claims for breach of contract, declaratory judgment and unjust enrichment arising out of an engagement letter under which Summer Street agreed to provide institutional investment placement services to us. Summer Street claims it is entitled to a placement fee for each placement made during the term of the agreement and for each issuance of securities made or agreed to be made by us from October 17, 2007 through November 16, 2008. We initially responded to the lawsuit with a motion to dismiss, which the Court denied on June 23, 2008, finding that the letter agreement was ambiguous with respect to Summer Street’s entitlement to compensation. The Court also denied Summer Street’s motion for a prejudgment attachment and trustee process, preliminarily finding that Summer Street was not likely to prevail on any of its claims. On July 3, 2008, we filed our answer, denying Summer Street’s material allegations. The parties are currently engaged in discovery and no trial date has been set for this matter. We believe the lawsuit is without merit and intend to contest it vigorously. Additionally, we believe that any impact on the financial statements is neither probable nor reasonably estimable and therefore no amounts have been recorded as of September 30, 2008.

Item 1A.	Risk Factors

The risks we face, as set forth Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, have not changed materially during the nine months ended September 30, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2008.

PRO-PHARMACEUTICALS, INC.

By:	/s/ David Platt
Name:	David Platt, Ph.D.
Title:	Chief Executive Officer

/s/ Anthony D. Squeglia
Name:	Anthony D. Squeglia
Title:	Chief Financial Officer