Form 10-Q
period 2009-03-31
PRO PHARMACEUTICALS INC
filed 2009-05-15
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock as of May 1, 2009 was 50,356,709.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and March 31, 2008, and for the Cumulative Period From Inception (July 10, 2000) to March 31, 2009	4
	Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three Months Ended March 31, 2009	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and March 31, 2008, and for the Cumulative Period From Inception (July 10, 2000) to March 31, 2009	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4T.	Controls and Procedures	21

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 6.	Exhibits	22

SIGNATURES		23

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2009	December 31, 2008
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$861	$318
Prepaid expenses and other current assets	65	62

Total current assets	926	380

PROPERTY AND EQUIPMENT – NET	33	40
RESTRICTED CASH	59	59
INTANGIBLE ASSETS – NET	221	225

TOTAL ASSETS	$1,239	$704

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$805	$447
Accrued expenses	379	380
Accrued dividends payable	134	52
Advances received for equity consideration	—	200

Total current liabilities	1,318	1,079

WARRANT LIABILITIES	1,121	55
OTHER LONG-TERM LIABILITIES	444	39

Total liabilities	2,883	1,173

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SERIES B-1 12% REDEEMABLE CONVERTIBLE PREFERRED STOCK; 900,000 shares authorized, 900,000 shares issued and outstanding at March 31, 2009, none issued and outstanding at December 31, 2008, redemption value: $1,800,000	459	—
SERIES B-2 12% REDEEMABLE CONVERTIBLE PREFERRED STOCK; 2,100,000 shares authorized, none issued and outstanding at March 31, 2009 and December 31, 2008	—	—

STOCKHOLDERS’ DEFICIT:
Series A 12% Convertible Preferred Stock; 5,000,000 shares authorized, 1,742,500 issued and outstanding at March 31, 2009 and December 31, 2008	704	704
Common stock, $0.001 par value; 200,000,000 shares authorized, 50,252,159 and 48,052,159 issued and outstanding at March 31, 2009 and December 31, 2008 respectively;	50	48
Additional paid-in capital	38,298	37,329
Deficit accumulated during the development stage	(41,155)	(38,550)

Total stockholders’ deficit	(2,103)	(469)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,239	$704

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31,
	2009	2008	2009
	(in thousands except share and per share data)
OPERATING EXPENSES:
Research and development	$153	$422	$17,508
General and administrative	1,581	990	27,588

Total operating expenses	1,734	1,412	45,096

Total operating loss	(1,734)	(1,412)	(45,096)

OTHER INCOME AND (EXPENSE):
Interest income	1	13	768
Interest expense	—	—	(4,451)
Change in fair value of convertible debt instrument	—	—	(3,426)
Change in fair value of warrant liabilities	(862)	(587)	11,299

Total other income (expense)	(861)	(574)	4,190

NET LOSS	$(2,595)	$(1,986)	$(40,906)

SERIES A 12% CONVERTIBLE PREFERRED STOCK DIVIDEND	(52)	(83)	(291)
SERIES B-1 12% REDEEMABLE CONVERTIBLE PREFERRED STOCK DIVIDEND	(30)	—	(30)
SERIES B-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK ACCRETION	(182)	—	(182)

NET LOSS APPLICABLE TO COMMON STOCK	$(2,859)	$(2,069)	$(41,409)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.06)	$(0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	48,165,492	43,331,825

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

(in thousands except share data)

	Series B-1 12% Redeemable Convertible Preferred Stock		Stockholders’ Deficit
			Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Balance at December 31, 2008	—	$—	1,742,500	$704	48,052,159	$48	$37,329	$(38,550)	$(469)

Cumulative effect of adoption of new accounting principle							(458)	254	(204)

Issuance of Series B-1 Redeemable Convertible Preferred Stock and warrants, net of cash issuance costs of $300	900,000	277					1,223		1,223

Accretion of Series B-1 Redeemable Convertible Preferred Stock to redemption value		182						(182)	(182)

Series A 12% Convertible Preferred dividend								(52)	(52)

Series B-1 Redeemable Convertible Preferred dividend								(30)	(30)

Issuance of restricted common stock					2,000,000	2	(2)		—

Issuance of common stock upon exercise of options					200,000				—

Stock-based compensation expense							206		206

Net loss								(2,595)	(2,595)

Balance at March 31, 2009	900,000	$459	1,742,500	$704	50,252,159	$50	$38,298	$(41,155)	$(2,103)

See notes to unaudited condensed consolidated financial statements

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31,
	2009	2008	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,595)	$(1,986)	$(40,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	15	499
Stock-based compensation expense	206	81	2,991
Non-cash interest expense	—	—	4,279
Change in fair value of convertible debt instrument	—	—	3,426
Change in fair value of warrant liabilities	862	587	(11,299)
Write off of intangible assets	—	—	181
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3)	(135)	(62)
Accounts payable and accrued expenses	357	(62)	1,302
Other long-term liabilities	405	1	444

Net cash used in operating activities	(757)	(1,499)	(39,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(421)
Change in restricted cash	—	1	(59)
Increase in patents costs and other assets	—	—	(404)

Net cash provided by (used in) investing activities	—	1	(884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	3,381	28,690
Net proceeds from issuance of Series A 12% Convertible Preferred Stock and related warrants	—	53	1,691
Net proceeds from issuance of Series B-1 12% Redeemable Convertible Preferred Stock and related warrants	1,500	—	1,500
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	—	(1,641)
Proceeds from issuance of common stock warrants	—	—	20
Proceeds from (repayments of) shareholder advances	(200)	—	9

Net cash provided by financing activities	1,300	3,434	40,890

NET INCREASE IN CASH AND CASH EQUIVALENTS	543	1,936	861
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	318	1,319	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$861	$3,255	$861

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$1,223	$—	$2,395
Conversion of accrued expenses into common stock	—	—	303
Cashless exercise of stock options	24	—	98
Conversion and redemptions of convertible notes and accrued interest into common stock	—	—	12,243
Conversion of extension costs related to convertible notes into common stock		—	171
Payment of Series A12% Convertible Preferred Stock dividend in common stock	—	—	187
Dividends payable on preferred stock	134		186
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of March 31, 2009 and the results of its operations for the three months ended March 31, 2009 and 2008 and the cumulative period from inception (July 10, 2000) through March 31, 2009, the statement of stockholders’ deficit for the three months ended March 31, 2009 and its cash flows for the three months ended March 31, 2009 and 2008 and for the cumulative period from inception (July 10, 2000) to March 31, 2009. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2008.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company incurred net losses of approximately $41.4 million for the cumulative period from inception (July 10, 2000) through March 31, 2009. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through March 31, 2009, the Company has raised a net total of approximately $40.9 million in capital through sale and issuance of common stock, common stock purchase warrants, convertible preferred stock, redeemable convertible preferred stock and debt securities in public and private offerings. From inception (July 10, 2000) through March 31, 2009, the Company has used approximately $39.1 million of cash in its operations.

At March 31, 2009, the Company had approximately $861,000 of unrestricted cash and cash equivalents available to fund future operations. On May 13, 2009, the Company completed a closing for gross proceeds of $900,000 (net proceeds of approximately $801,000) on its offering of Series B-2 Redeemable Convertible Preferred Stock (“Series B-2”) for a total of 450,000 shares of Series B-2 and warrants to purchase shares of common stock (see Note 5 for further details of terms). With the completion of the closing of the Series B-2 offering, combined with cash on hand, the Company believes there is sufficient cash to fund operations into October 2009.

On January 9, 2009, the common stock of the Company was delisted from the NYSE Alternext US (“Exchange”), formerly the American Stock Exchange, due to non-compliance with the Exchange rules concerning minimum shareholders’ equity requirements. On January 21, 2009 the Company’s common stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol PRWP.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 amends SFAS 157 to delay the effective date for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The deferred effective date for such nonfinancial assets and liabilities is for fiscal years beginning after November 15, 2008. The Company adopted the provisions of FSP FAS 157-2 at the beginning of 2009 and the adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

In April 2009, FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP FAS 157-4”) was issued. FSP FAS 157-4 provides guidelines for estimating fair value when the volume and level of activity has significantly decreased. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company is currently evaluating the impact, if any, that this standard will have on its financial statements.

In April 2009, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, was issued. This standard provides additional guidance to provide greater clarity about the credit and noncredit component of an other than temporary impairment event and modifies the presentation and disclosures when an other than temporary impairment event has occurred. This FSP applies to debt securities. This standard is effective for periods ending after June 15, 2009. The Company is currently evaluating the impact, if any, that this standard will have on its financial statements.

In April 2009, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”) and APB 28-1, was issued. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is currently evaluating the impact that this standard will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”) which changes how business acquisitions are accounted for. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. The adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

2.	Stock-Based Compensation

As December 31, 2008, the Company had two stock-based compensation plans where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs (the “Plans”). These Plans are described in more detail in the Company’s 2008 Annual Report on Form 10-K. In February, 2009, the Company adopted, subject to shareholder approval, the 2009 Incentive Compensation Plan which provides for the issuance of up to 10,000,000 shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons.

The fair value of the options granted is determined using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to December 31,
	2009	2008	2009
Risk-free interest rate	1.91%	2.53%	2.56%
Expected life of the options	5 years	5 years	5 years
Expected volatility of the underlying stock	122%	95%	105%
Expected dividend rate	0%	0%	0%

Stock-based compensation expense for both employees and non-employees totaled approximately $208,000 and $81,000 for the three months ended March 31, 2009 and 2008.

The following table summarizes the stock option activity in the Company’s equity incentive plans from December 31, 2008 through March 31, 2009:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2008	4,706,500	$0.38 – 4.05	$2.32
Granted	3,756,500	0.00 – 0.23	0.19
Exercised	(200,000)	0.00	0.00
Options forfeited	(125,000)	1.01 – 3.75	0.56

Outstanding, March 31, 2009	8,138,000	$0.12 – 4.05	$1.40

As of March 31, 2009 there were 2,685,331 unvested options. Total expected unrecognized compensation cost related to such unvested options is approximately $514,000, which is expected to be recognized over a weighted–average period of approximately 1.3 years.

Restricted Stock. During the three-months ended March 31, 2009, the Company granted 2,000,000 shares of restricted common stock to members of its Board of Directors. These shares are restricted and any unvested shares are subject to forfeiture upon termination and would revert back to the Company. Of the 2,000,000 shares, 1,875,000 will vest in 2010 and 125,000 will vest in 2011. There were no shares vested at March 31, 2009. The restricted shares were valued at $360,000 ($0.18 per share) at the date of grant and will be recognized over the vesting period.

3.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Legal and accounting fees	$65	$247
Scientific and clinical fees	40	29
Accrued payroll and benefits	44	27
Accrued severance, current portion (see Note 7)	154	—
Other	76	77

Total	$379	$380

4.	Common Stock Warrants

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of March 31, 2009. The 2001 Placement Agents, 7,988,082 of the February 2006, the February 4, 2008 and the February 25, 2008 Transaction Warrants, Cork Investments, Investor Relations Group Warrants and the February 12, 2009 Transaction Warrants are classified as equity. The April 2004, August 2004 and 9,985,097 of the February 2006 Transaction Warrants do not meet the requirements of equity classification and are classified as liabilities:

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
April 2004 Transaction (1)
Investor Warrants	618,056	$3.23	April 7, 2004	April 7, 2009
August 2004 Transaction
Investor Warrants	2,000,000	$4.20	February 13, 2005	August 12, 2009
Placement Agent Warrants	100,000	$4.20	February 13, 2005	August 12, 2009
February 2006 Transaction
Investor Warrants (classified as Warrant Liabilities) (2)	6,989,574	$0.50	August 15, 2006	August 14, 2011
Investor Warrants (classified as Warrant Liabilities) (3)	2,995,523	$0.50	August 15, 2006	August 14, 2011
Placement Agent Warrants (classified as equity) (4)	998,508	$0.50	August 15, 2006	August 14, 2011
2001 Placement Agents	110,000	$3.50	February 1, 2002	February 1, 2012
February 4, 2008 Transaction
$1.50 Investor Warrants	1,742,500	$1.50	August 3, 2008	February 4, 2012
$2.00 Investor Warrants	1,742,500	$2.00	August 3, 2008	February 4, 2012
$1.50 Placement Agent Warrants	8,400	$1.50	August 3, 2008	February 4, 2012
February 25, 2008 Transaction
$0.70 Investor Warrants	7,500,000	$0.70	August 25, 2008	August 25, 2013
$0.70 Placement Agent Warrants	206,250	$0.70	August 25, 2008	August 25, 2013
Investor Relations Group	39,000	$0.50	September 30, 2008	September 30, 2011
Cork Investments	300,000	$1.00	July 2, 2008	July 2, 2011
February 12, 2009 Transaction
$0.50 Investor Warrants - Class A-1	1,800,000	$0.50	February 12, 2009	February 12, 2014
$0.50 Investor Warrants - Class A-2	1,800,000	$0.50	February 12, 2009	February 12, 2014
$0.50 Investor Warrants - Class B	7,200,000	$0.50	February 12, 2009	February 12, 2014

Total	36,150,311

(1)	The exercise price of the warrants has been adjusted from $5.30 per share to $3.25 per share due to the subsequent issuance of equity related instruments.
(2)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 2,548,430 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments. The warrants were classified as equity at December 31, 2008 but have been reclassified as warrant liabilities as a result of the adoption of EITF 07-5 on January 1, 2009.
(3)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 5,946,354 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments.
(4)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 849,477 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments.

Impact of Adopting EITF 07-5

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-5 on January 1, 2009 and determined that the 6,989,574 warrants issued in connection with the February 2006 Transaction that had been classified as equity and included in additional paid-in capital at December 31, 2008, should be classified as liabilities due to repricing and anti-dilution provisions contained in the warrant agreements. The impact of adopting EITF 07-5 on January 1, 2009, was a decrease in additional paid-in-capital by $458,000, which was the fair value recorded at the time the warrants were transferred from a liability to equity during the year ended December 31, 2008, an increase of warrant liabilities by $204,000, the fair value of the warrants as of January 1, 2009 and a credit to accumulated deficit for the difference.

During the three-months ended March 31, 2009, the Company recognized a total expense of $862,000 in its condensed consolidated statements of operations related to the change in fair value of warrant liabilities, which was comprised of $581,000 related to warrants reclassified as liabilities due to the adoption of EITF 07-5 on January 1, 2009 and $281,000 related to warrants classified as liabilities prior to January 1, 2009. During the three-months ended March 31, 2008, the Company recognized expense of $587,000 related to the change in fair value of warrant liabilities.

Fair Value of Warrant Liabilities

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

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Significant inputs to the valuation model are unobservable.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities

Key assumptions used to apply these models are as follows:

	Warrants
	March 31, 2009	December 31, 2008
Risk free interest rate	0.17% – 0.94%	0.11% – 0.91%
Expected life	0.02 years – 2.37 years	0.27 years – 2.62 years
Expected volatility of common share price	123%	95%
Common share price	$0.22	$0.09

Below is a summary of our fair value measurements at March 31, 2009:

	Value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Warrant liabilities	$1,121	$—	$1,121	$—

5.	Series B Redeemable Convertible Preferred Stock

On February 10, 2009, the Company entered into a securities purchase agreement pursuant to which it agreed to issue and sell to 10X Fund, at two or more closings,: (i) 3,000,000 shares its Series B convertible preferred stock (“Series B Redeemable Convertible Preferred Stock” or “Series B”) with an aggregate stated value of $6.0 million and convertible into 12,000,000 shares of common stock and (ii) warrants to purchase 36,000,000 shares of common stock.

On February 12, 2009, the initial closing date under the purchase agreement, the Company issued and sold: (i) 900,000 shares of Series B-1 convertible preferred stock (“Series B-1 Redeemable Convertible Preferred Stock” or “Series B-1”) convertible into

3,600,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 1,800,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 1,800,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 7,200,000 shares of common stock. Net proceeds from the closing of the initial tranche were approximately $1.5 million.

At one or more subsequent closings under the purchase agreement, the Company has agreed to issue: (i) up to 2,100,000 shares of Series B-2 convertible preferred stock (“Series B-2 Redeemable Convertible Preferred Stock” or “Series B-2”) convertible into 8,400,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase up to 4,200,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase up to 4,200,000 shares of common stock; and (iv) Class B warrants exercisable to purchase up to 16,800,000 shares of common stock for an aggregate purchase price of up to $4.2 million (less fees and expenses). The Company expects the subsequent closings under the purchase agreement to occur on or before June 15, 2009 (the “Final Purchase Date”). However, if 10X Fund has purchased 350,000 or more shares of Series B-2 (with a stated amount of $700,000 or more) by May 13, 2009, then the final purchase date will be automatically extended until August 11, 2009.

The terms of the Series B are as follows:

Dividends. Holders of the Series B will be entitled to receive cumulative dividends at the rate of 12% per share per annum (compounding monthly) payable quarterly which may, at the Company’s option, be paid in cash or common stock valued per share at 100% of the value weighted average price per share for the 20 consecutive trading days prior to the applicable dividend payment date; provided, however, that there is an effective registration statement covering the shares of the Company’s common stock (for dividend payments due on September 30, 2009 or later) and the issuance of the shares does not trigger anti-dilution provisions under other agreements to which the Company is a party. If the Company does not pay any dividend on the Series B, dividends will accrue at the rate of 15% per annum (compounding monthly).

Conversion Rights. Each share of Series B is convertible into four shares of common stock at the conversion price of $0.50 per share (subject to customary anti-dilution protection adjustments) at the option of (i) the holder, at any time and (ii) the Company, at any time after February 12, 2010 (and upon 10 days notice) if the common stock is quoted at or above $1.50 for 15 consecutive trading days and an effective registration statement regarding the underlying shares of common stock is in effect (subject to certain monthly volume limits).

Redemption Rights. Upon notice of not less than 30 trading days, a holder of Series B may require the Company to redeem, in whole or in part, (i) the Series B-1 at any time on or after March 12, 2010 and (ii) the Series B-2 at any time on or after two years from the date of issuance of such shares of Series B-2. The redemption price will be equal to the sum of the stated value of the Series B, plus all accrued but unpaid dividends thereon, as of the redemption date. If the Company fails for any reason to pay the redemption price in cash on the redemption date, then the holders of the Series B requesting redemption may, at their sole option, automatically convert their shares of Series B into a promissory note bearing interest at the rate of 15% per year and secured by a lien on all of the Company’s assets. So long as any shares of the Series B remain outstanding, the Company is also subject to restrictions limiting, among other things, amendments to the Company’s organizational documents; the purchase or redemption of the Company’s capital stock; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other restricted payments; investments and acquisitions; joint ventures, licensing agreements, exclusive marketing and other distribution agreements; issuances of securities; incurrence of indebtedness; incurrence of liens and other encumbrances and issuances of any common stock equivalents.

Warrants. Each Class A-1 warrant, Class A-2 warrant and Class B warrant is exercisable at $0.50 per share of common stock (subject to customary anti-dilution protection adjustments) at any time on or after the date of issuance until the fifth anniversary of the respective issue date. The Company may, upon 30 days notice and so long as an effective registration statement regarding the underlying shares of common stock is in effect, issue a termination notice with respect to (i) each Class A-1 warrant on any trading day on which the market value of the common stock for each of the 15 previous trading days exceeded $1.25 per share (subject to customary anti-dilution protection adjustments) and (ii) each Class A-2 warrant on any trading day on which the market value of the common stock for each of the 15 previous trading days exceeded $1.75 per share (subject to customary anti-dilution protection adjustments).

The fair value of the warrants issued in connection with the Series B-1 was approximately $1,296,000 at the date of issuance based on the following assumptions: an expected life of 5 years, volatility of 118%, risk free interest rate of 1.79% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-1 and the related warrants, resulting in approximately $1,223,000 of the proceeds being allocated to additional paid-in capital. The Company analyzed the Series B-1, post-allocation of the gross proceeds, and determined that there was no beneficial conversion feature at the date of issuance. The issuance costs of the Series B-1 were recorded as a reduction to the carrying value of the Series B-1 when issued, and are accreted to Series B-1 through the earliest redemption date (March 12, 2010). Due to the redemption feature, the Company has presented the Series B-1 outside of permanent equity, in the mezzanine of the condensed consolidated balance sheet at March 31, 2009.

6.	Loss Per Share

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three month periods ended March 31, 2009 and 2008, all stock options, warrants and potential shares related to conversion of the Series A Preferred and the Series B Preferred were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock options and warrants, Series A Preferred and Series B-1 Preferred at March 31, 2009 and 2008 totaled 56,858,311 and 34,130,958 respectively. These amounts were not included in the calculation because their affect would have been anti-dilutive.

7.	Commitments and Contingencies

Separation Agreement – Former Chief Executive Officer and Chairman of the Board of Directors

In February 2009, in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Company’s Board of Directors, the Company entered into a Separation Agreement with Dr. Platt. The Separation Agreement provides that the Company shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that the Company may defer payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). However, all deferred amounts will continue to accrue and will be payable on the earlier of (i) the Company receiving a minimum of $4.0 million of funding after February 12, 2009, or (ii) February 12, 2011. The Company also agreed to continue to (i) provide health and dental insurance benefits to Dr. Platt, until the first to occur of February 12, 2011 or the date Dr. Platt and his family become eligible to receive health and dental insurance benefits under the plans of a subsequent employer and (ii) make the current monthly lease payments on his automobile until February 12, 2011. The Company recognized the full amount of the obligation related to the salary, health insurance and automobile during the three months ended March 31, 2009. The remaining liability related to this severance is reflected in accrued expenses ($154,000) and Other long-term liabilities ($408,000) on the condensed consolidated balance sheet at March 31, 2009.

The Separation Agreement provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the DAVANAT® technology (whether or not such technology is patented); (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company; or (iii) the renewed listing of the Company’s securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to six months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger the Company’s obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestone events as described, the Company has not accrued for the $1.0 million severance as of March 31, 2009. When it is deemed probable that one of the milestone events will be achieved, the Company will recognize the $1.0 million severance at that time.

The Separation Agreement also provides that upon (i) the consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50.0 million of royalty revenue, the Company will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 300,000 shares of the Company’s common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant (“Cashless Stock Options”) and (ii) approval by the FDA of the first NDA for any of the Company’s drug or drug delivery candidates based on DAVANAT® technology (whether or not such technology is patented), the Company will grant Dr. Platt fully vested Cashless Stock Options to purchase at least 500,000 shares of common stock. Due to the uncertainties regarding the achievement of any of the milestones as described, the Company has not recognized the value of the unissued stock options as of March 31, 2009. When it is deemed probable that one of the milestones will be achieved, the Company will recognize the expense related to the issuance of the stock options at that time based on the then current fair value.

Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, and matters described below, there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

In January 2004, David Platt, Ph.D., the Company’s former Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. GlycoGenesys asserted counterclaims against the Company and Dr. Platt alleging tortious interference, misappropriation of proprietary rights, defamation and unfair competition, and sought monetary damages and injunctive relief related to the Company’s intellectual property. Prospect Therapeutics, Inc. (formerly known as Marlborough Research and Development, Inc.) (“Prospect”) purchased certain assets including this lawsuit from the GlycoGenesys bankruptcy estate and continues prosecuting the counterclaims against the Company and Dr. Platt. Concluding that certain disputes of fact could not be resolved as a matter of law, the Court on May 27, 2008 denied the Company’s motion for summary judgment. The court also determined that Prospect could pursue the counterclaims to the extent they relate to the protection of the intellectual property assets purchased from the bankruptcy estate. Prospect Therapeutics informed the Court that it does not seek monetary damages other than recovery of attorney fees. The trial began and concluded in March 2009. Post trial briefing is ongoing and closing arguments are scheduled for June 1, 2009. The Company and Dr. Platt believe the counterclaims are without merit and intend to contest them vigorously. Additionally, the Company believes that any impact on the financial statements is neither probable nor reasonably estimable and therefore no amounts have been recorded as of March 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under federal securities laws and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Pro-Pharmaceuticals operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to, without limitation, our early stage of development, our dependence on outside capital, uncertainties of our technology and clinical trials, intellectual property litigation, uncertainties of regulatory approval requirements for our products, competition and stock price volatility in the biotechnology industry, limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Pro-Pharmaceuticals appearing elsewhere herein.

Overview

We are a development-stage company engaged in the discovery and development of carbohydrate-based therapeutics that we believe enhance existing cancer treatments. We believe our therapeutics could also be used in the treatment of liver, microbial and inflammatory diseases. All of our products are presently in development, including pre-clinical and clinical trials.

Since our inception on July 10, 2000, our primary focus has been the development of a new generation of anti-cancer treatments using carbohydrate polymers which are designed to increase survival and improve the quality of life for cancer patients. Our lead product candidate, DAVANAT® , is a patented new chemical entity that we believe, when administered in combination with a chemotherapy, increases the efficacy while reducing adverse side effects of the chemotherapy. We hold the patent on DAVANAT®, which was invented by company founders David Platt, Ph.D., our former Chief Executive Officer, and Anatole Klyosov, Ph.D., our Chief Scientist.

At March 31, 2009, we had approximately $861,000 of unrestricted cash and cash equivalents available to fund future operations. On May 13, 2009, we completed a closing for gross proceeds of $900,000 (net proceeds of approximately $801,000) on our offering of Series B-2 Redeemable Convertible Preferred Stock (“Series B-2”). With the completion of the closing of the Series B-2 offering, combined with cash on hand, we believe there is sufficient cash to fund operations into October 2009. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Development of DAVANAT® Technology

In 2002, the FDA granted an Investigational New Drug (“IND”) application for us to administer DAVANAT® in combination with 5-FU to treat late-stage cancer patients with solid tumors. 5-FU is FDA-approved and one of the most widely used chemotherapies for treatment of various types of cancer, including colorectal, breast and gastrointestinal. We believe that using DAVANAT® in combination with 5-FU enables greater absorption of the chemotherapy in cancer cells while reducing its toxic side effects.

The FDA has also granted us an IND for DAVANAT® to be administered with Avastin®, 5-FU and leucovorin in a combination therapy to treat early-stage colorectal cancer patients and an IND for DAVANAT® to be administered with 5-FU to treat early stage bile duct cancer patients. In addition, the FDA also has granted us INDs on a case-by-case basis to treat breast cancer in response to physicians’ requests for so-called “compassionate use” INDs.

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

In early 2007, in an effort to lower clinical development costs and accelerate the approval and commercialization of DAVANAT®,

we chose a regulatory strategy known as a “505(b)(2)” New Drug Application (“NDA”). Our 505(b)(2) NDA for DAVANAT® will seek FDA approval for co-administration of DAVANAT® with 5-FU for intravenous injection for the treatment of colorectal cancer. These 505(b)(2) NDAs are often used for drugs involving previously-approved products and, as a result, are less costly to prepare and file with the FDA. Although we believe, based on the outcome of our clinical trials to date, that DAVANAT® when co-administered with 5-FU or biological drugs is superior to the current standard of care, we cannot in a 505(b)(2) NDA claim superiority over the current standard of care. We believe, however, that if and when our 505(b)(2) NDA is approved by the FDA, we are better positioned to attract a strategic partner with the resources to undertake the costly Phase III clinical trials required to produce the data on which to make a superiority claim. We plan to submit the 505(b)(2) NDA for DAVANAT®.

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

In May 2008, we submitted a Drug Master File (“DMF”) for DAVANAT® to the FDA. This is an important step toward the filing of our DAVANAT® NDA because a DMF contains confidential detailed information in support of the NDA about facilities, processes or articles used in the chemistry, manufacturing, controls, processing, packaging, and storing or stability of drugs. We believe the DMF represents a significant milestone in our eventual commercialization of DAVANAT® because it demonstrates our ability to produce commercial quantities of pharmaceutical-grade DAVANAT® under current Good Manufacturing Process (“cGMP”) standards. A DMF can be cross-referenced by potential partners to use in combination with other therapies to expedite clinical studies and submission of NDAs.

In September 2008, we submitted a clinical and pre-clinical package to the FDA in support of our DAVANAT® NDA. The FDA reported to us in its minutes for the December 22, 2008 meeting that we will be required to conduct a Phase III trial to demonstrate superiority to the best standard of care for late stage colorectal cancer patients. As part of the Phase III trial, we plan to open the study to conduct a pharmacokinetic (PK) analysis of approximately 60 patients, which may allow us to file an NDA for DAVANAT® as an adjuvant when administered with 5-FU. The Company expects to enroll approximately 300 patients in the Phase III trial. Adjuvants are pharmacological or immunological agents that modify the effect of other agents, such as drugs or vaccines.

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

Joint Venture With Medi-Pharmaceuticals, Inc.

On October 31, 2008, our board of directors authorized Medi-Pharmaceuticals, Inc. (“Medi-Pharma”), a Nevada corporation and then our wholly-owned subsidiary, to enter into a joint venture to deploy certain technology we own, as well as original technology to be developed by the joint venture, for use in nutraceutical cardiovascular therapies. This deployment was accomplished by: (i) a merger of FOD Enterprises, Inc., a Nevada corporation, with and into Medi-Pharma on November 25, 2008, following which Medi-Pharma became the surviving corporation and we became the owner of 10% of the outstanding capital stock of Medi-Pharma; and (ii) our entering into a license agreement with Medi-Pharma November 25, 2008, and clarified by an amendment dated December 15, 2008. On February 12, 2009 we terminated a previous license agreement and entered into a Technology Transfer and Sharing Agreement (the “Sharing Agreement”), with Medi-Pharma. Under the terms of the Sharing Agreement we agreed not to work in the area of polysaccharides in heart disease for a period of five years without the consent of Medi-Pharma and Medi-Pharma agreed not to work in the area of polysaccharides in oncology and liver/kidney fibrosis for a period of five years without our consent. Pursuant to the Sharing Agreement we licensed to Medi-Pharma in perpetuity all items of intellectual property owned by us with respect to the use of polysaccharides for heart indications. Further, we granted Medi-Pharma access to all of our intellectual property in the area of fibrotic tissue in applications other than liver/kidney fibrosis and Medi-Pharma granted us access to all intellectual property in the area of kidney/lever fibrosis. At March 31, 2009, Medi-Pharma had no material assets.

Following a hearing with the NYSE Alternext US on December 23, 2008, our appeal of an earlier delisting notice was denied and our common stock ceased to trade on this exchange as of the close of trading on January 9, 2009. On January 21, 2009 our common stock began trading on the OTC Bulletin Board under the symbol “PRWP”.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Research and Development Expense. Research and development expenses were approximately $153,000 during the three months ended March 31, 2009, or a 64% decrease as compared to approximately $422,000 incurred during the three months ended March 31, 2008. We generally categorize research and development expenses as either direct external expense, comprised of amounts paid to third party vendors for services, or all other expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and pre-clinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We have one product candidate – DAVANAT® – in clinical trials at this time. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Direct external expenses:
Clinical programs	$5	$60
Pre-clinical activities	35	171
All other research and development expenses	113	191

	$153	$422

Clinical program and pre-clinical expenses for the three-month period ended March 31, 2009, decreased compared to the same period in 2008, due primarily to overall lower activity as a result of cost containment measures. We expect to initiate a Phase III trial as soon as we are able to raise additional funds which will serve to increase our research and development expense.

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

General and Administrative Expense. During the three-months ended March 31, 2009, general and administrative expenses increased approximately $591,000, or 60%, to approximately $1,581,000, as compared to approximately $990,000 incurred during the same period in 2008. General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for this increase was due to the recognition of severance obligations related to the departure of our former chief executive officer for which we recognized an additional expense of approximately $562,000, during the three months ended March 31, 2009. Additionally, stock-based compensation costs increased by $127,000 as 2009 employee stock options grants were awarded in the first quarter of 2009 while in 2008 they were awarded in the second quarter.

Other Income and Expense. Other income and expense for the three months ended March 31, 2009 was expense of $861,000 as compared to expense of $574,000 for the three months ended March 31, 2008. The increase is primarily due a change in value of the warrants as well as our adoption of EITF 07-5 on January 1, 2009 which required us to reclassify certain warrants as liabilities. During the three-months ended March 31, 2009 we recognized a total expense of $862,000 in our condensed consolidated statements of operations related to the change in fair value of warrant liabilities. The $862,000 expense was comprised of $581,000 related to warrants reclassified as liabilities due to the adoption of EITF 07-5 on January 1, 2009 and $281,000 related to warrants classified as liabilities prior to January 1, 2009. During the three-months ended March 31, 2008, we recognized expense of $587,000 related to the change in fair value of warrant liabilities.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2009, we raised a net total of $40.9 million from these offerings. At March 31, 2009, we had approximately $861,000 of unrestricted cash and cash equivalents available to fund future operations. On May 13, 2009, we completed a closing for gross proceeds of $900,000 (net proceeds of approximately $801,000) on our offering of Series B-2.

Net cash used in operations decreased by $742,000 to $757,000 for the three months ended March 31, 2009, as compared to $1,499,000 for the three months ended March 31, 2008. Cash operating expenses decreased principally due to decreased research and development activities and cost containment measures during the period which required overall lower cash expenditures.

No cash was provided by or used in investing activities during the three-months ended March 31, 2009, essentially unchanged from the same period in 2008.

Cash provided by financing activities was $1,300,000 during the three-months ended March 31, 2009 as compared to $3,434,000 during the three-months ended March 31, 2008, due primarily to the transactions described below.

On February 12, 2009, the initial closing date under the purchase agreement, the Company issued and sold: (i) 900,000 shares of Series B-1 convertible preferred stock (“Series B-1 Redeemable Convertible Preferred Stock” or “Series B-1”) convertible into 3,600,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 1,800,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 1,800,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 7,200,000 shares of common stock. Net proceeds from the closing of the initial tranche were approximately $1.5 million. Concurrent with the closing of the Series B-1 transaction, we repaid an investor $200,000 of advances received in 2008.

On February 25, 2008, we closed an offering resulting in net proceeds of $3,381,000 from the sale of an aggregate of 7,500,000 shares of common stock at $0.50 per share, (ii) warrants , with a term of five years, to purchase an aggregate of 7,500,000 shares of common stock at an exercise price of $0.70 per share, and (iii) warrants, with a term of four months, to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.67 per share. Additional information about this transaction is set forth in our Annual Report filed on Form 10-K with the SEC for the year ended December 31, 2008.

We believe that our unrestricted cash and cash equivalents on hand at March 31, 2009, of $861,000, combined with $900,000 gross (approximately $801,000, net) proceeds from a closing of our offering of Series B-2 on May 13, 2009, will be sufficient to enable us to meet our operating requirements into October 2009. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at March 31, 2009, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$628	$259	$369	$—	$—
Separation agreement	562	154	408	—	—

Total payments due under contractual obligations	$1,190	$413	$777	$—	$—

Operating leases. On May 1, 2006 we entered into an operating lease for office space. The lease commenced on August 11, 2006,

and extends for five years and terminates on September 30, 2011. The lease provides for annual base rental payments of $235,000 in the first year, increasing in each subsequent lease year to $244,000, $253,000, $263,000 and $273,000, respectively. In addition to base rental payments included in the contractual obligations table above, we are responsible for our pro-rata share of increases in the operating expenses for the building after calendar year 2006 and taxes for the building after fiscal year 2007. We have the option to extend the term of the lease for an additional five year period at the prevailing market rate at the time of exercise. In connection with this lease, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of approximately $59,000. Additionally, we have a non-cancellable lease for a car, for our former chief executive officer, which expires in January 2011 and which is included in the severance agreement line of the contractual obligations table.

Separation agreement. In February 2009, in connection with the resignation of David Platt, Ph.D., our former Chief Executive Officer and Chairman of the Board of Directors, we entered into a Separation Agreement. The Separation Agreement provides that we shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that we may defer payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). However, all deferred amounts will continue to accrue and will be payable on the earlier of (i) the Company receiving a minimum of $4.0 million of funding after February 12, 2009, or (ii) February 12, 2011. We also agreed to continue to (i) provide health and dental insurance benefits to Dr. Platt, until the first to occur of February 12, 2011 or the date Dr. Platt and his family become eligible to receive health and dental insurance benefits under the plans of a subsequent employer and (ii) make the current monthly lease payments on his automobile until February 12, 2011. We recognized the full amount of the salary, health insurance and automobile during the three months ended March 31, 2009. The remaining liability related to this severance is reflected in accrued expenses ($154,000) and in Other long-term liabilities ($408,000) on our Consolidated Balance Sheet at March 31, 2009.

The Separation Agreement provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the DAVANAT® technology (whether or not such technology is patented); (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company; or (iii) the renewed listing of our securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to six months, and if we have insufficient cash at the time of any of such events, we may issue Dr. Platt a secured promissory note for such amount. If we file a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestones as described, we have not accrued for the $1.0 million severance as of March 31, 2009. When it is deemed probable that one of the milestone events will be achieved, we will then recognize the $1.0 million severance at that time.

The Separation Agreement also provides that upon (i) the consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50.0 million of royalty revenue, we will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 300,000 shares of our common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant and (ii) approval by the FDA of the first NDA for any of our drug or drug delivery candidates based on DAVANAT® technology (whether or not such technology is patented), we will grant Dr. Platt fully vested cashless stock option with identical terms to purchase at least 500,000 shares of common stock. Due to the uncertainties regarding the achievement of any of the milestones as described, we have not recognized the value of the unissued stock options as of March 31, 2009. When it is deemed probable that one of the milestone events will be achieved, we will then recognize the expense related to the issuance of the stock options at that time based on the then current fair value.

Other. We have engaged outside vendors for certain services associated with our clinical trials. These services are generally available from several providers and, accordingly, our arrangements are typically cancellable on 30 days notice.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses, income taxes and convertible debt instrument and warrant liabilities. For a more detailed discussion of our critical accounting policies, please refer to our 2008 Annual Report on Form 10-K.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 amends SFAS 157 to delay the effective date for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The deferred effective date for such nonfinancial assets and liabilities is for fiscal years beginning after November 15, 2008. We adopted the provisions of FSP FAS 157-2 at the beginning of 2009 and the adoption of this statement did not have a material effect on our financial condition or results of operations.

In April 2009, FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP FAS 157-4”) was issued. FSP FAS 157-4 provides guidelines for estimating fair value when the volume and level of activity has significantly decreased. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. We are currently evaluating the impact, if any, that this standard will have on our financial statements.

In April 2009, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, was issued. This standard provides additional guidance to provide greater clarity about the credit and noncredit component of an other than temporary impairment event and modifies the presentation and disclosures when an other than temporary impairment event has occurred. This FSP applies to debt securities. This standard is effective for periods ending after June 15, 2009. We are currently evaluating the impact, if any, that this standard will have on our financial statements.

In April 2009, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”) and APB 28-1, was issued. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. We are currently evaluating the impact that this standard will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The adoption of this statement did not have a material effect on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”) which changes how business acquisitions are accounted for. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. The adoption of this statement did not have a material effect on our financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of March 31, 2009, we had $1,121,000 of outstanding warrant liabilities. We account for the warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4T.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934). Based on this evaluation, our CEO and CFO concluded that (i), as of March 31, 2009, our disclosure controls and procedures were effective, and (ii) during the quarter ended March 31, 2009, no change in our internal control over financial reporting has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, and matters described below, there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

In January 2004, David Platt, Ph.D., our former Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc. for various claims including breach of contract. GlycoGenesys asserted counterclaims against us and Dr. Platt alleging tortious interference, misappropriation of proprietary rights, defamation and unfair competition, and sought monetary damages and injunctive relief related to our intellectual property. Prospect Therapeutics, Inc. (formerly known as Marlborough Research and Development, Inc.) (“Prospect”) purchased certain assets including this lawsuit from the GlycoGenesys bankruptcy estate and continues prosecuting the counterclaims against us and Dr. Platt. Concluding that certain disputes of fact could not be resolved as a matter of law, the Court on May 27, 2008 denied our motion for summary judgment. The Court also determined that Prospect could pursue the counterclaims to the extent they relate to the protection of the intellectual property assets purchased from the bankruptcy estate. Prospect Therapeutics informed the Court that it does not seek monetary damages other than recovery of attorney fees. The trial began and concluded in March 2009. Post trial briefing is ongoing and closing arguments are scheduled for June 1, 2009. We and Dr. Platt believe the counterclaims are without merit and intend to contest them vigorously. Additionally, we believe that any impact on the financial statements is neither probable nor reasonably estimable and therefore no amounts have been recorded as of March 31, 2009.

Item 1A.	Risk Factors

The risks we face, as set forth Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, have not changed materially during the three months ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2009, we issued (i) 900,000 shares of Series B-1 stock, (ii) Class A-1 warrants exercisable to purchase 1,800,000 shares of our common stock, (iii) Class A-2 warrants exercisable to purchase 1,800,000 shares of our common stock; and (iv) Class B warrants exercisable to purchase 7,200,000 shares of our common stock, for gross proceeds of $1.8 million. These securities were issued in a transaction exempt from registration afforded by Section 4(2) of the Securities Act of 1933.

Item 6.	Exhibits

Exhibit Number	Description of Document	Note Reference
10.1	Amended and Restated Employment Agreement dated January 23, 2009 between Anthony D. Squeglia and Pro-Pharmaceuticals, Inc.	1

10.2	Amended and Restated Employment Agreement dated January 23, 2009 between Maureen Foley and Pro-Pharmaceuticals, Inc.	1

10.3	License Agreement dated November 25, 2008, as amended by letter dated December 15, 2008, between Pro-Pharmaceuticals, Inc. and Medi-Pharmaceuticals, Inc.	2

10.4	Securities Purchase Agreement dated February 12, 2009 between Pro-Pharmaceuticals, Inc. and 10X Fund, L.P.	3

10.5	Form of Class A-1 Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement identified as Exhibit 10.27	3

10.6	Form of Class A-2 Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement identified as Exhibit 10.27	3

10.7	Form of Class B Common Stock purchase Warrant issued in connection with Securities Purchase Agreement identified as Exhibit 10.27	3

10.8	Promissory Note dated February 12, 2009 issued by Pro-Pharmaceuticals, Inc. in favor of 10X Fund, L.P.	3

10.9	Security Agreement dated February 12, 2009 between Pro-Pharmaceuticals, Inc. and 10X Fund, L.P.	3

10.10	Escrow Agreement dated February 12, 2009 among Pro-Pharmaceuticals, Inc., 10X Fund, L.P. and Investment Law Group of Gillett, Mottern & Walker, LLP, as Escrow Agent.	3

10.11	Registration Rights Agreement dated February 12, 2009 between Pro-Pharmaceuticals, Inc. and 10X Fund, L.P.	3

10.12	Technology Transfer and Sharing Agreement dated February 12, 2009 between Pro-Pharmaceuticals, Inc. and Medi-Pharmaceuticals, Inc.	3

10.13	Consulting Agreement dated February 12, 2009 between Pro-Pharmaceuticals, Inc. and Medi-Pharmaceuticals, Inc.	3

10.14	Separation Agreement dated February 12, 2009 between Pro-Pharmaceuticals, Inc. and David Platt, Ph.D.	3

10.15	Pro-Pharmaceuticals, Inc. 2009 Incentive Compensation Plan	3

10.16	Form of restricted Stock Grant Agreement (under the 2009 Incentive Compensation Plan).	4

10.17	Form of Non-Qualified Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan).	4

10.18	Form of Incentive Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan).	4

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit Number	Description of Document	Note Reference
31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
1.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 23, 2009.
2.	Incorporated by reference to Amendment No. 1 to the Company’s registration Statement on Form S-1 (File No. 333-155491) as filed with the Commission on February 2, 2009.
3.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 19, 2008.
4.	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.

Item 10.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2009.

PRO-PHARMACEUTICALS, INC.

By:	/s/ Theodore D. Zucconi
Name:	Theodore D. Zucconi.
Title:	Chief Executive Officer

/s/ Anthony D. Squeglia
Name:	Anthony D. Squeglia
Title:	Chief Financial Officer