Form 10-Q
period 2009-06-30
PRO PHARMACEUTICALS INC
filed 2009-08-14
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock as of August 13, 2009 was 50,356,709.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

		PAGE
	PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008, and for the Cumulative Period From Inception (July 10, 2000) to June 30, 2009 (unaudited)	4
	Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Six Months Ended June 30, 2009 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008, and for the Cumulative Period From Inception (July 10, 2000) to June 30, 2009 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4.	Controls and Procedures	22

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	23

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	25

SIGNATURES		26

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2009	December 31, 2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$982	$318
Prepaid expenses and other current assets	79	62

Total current assets	1,061	380

Property and equipment, net	26	40
Restricted cash	59	59
Intangible assets, net	218	225

Total assets	$1,364	$704

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$757	$447
Accrued expenses	444	380
Accrued dividends payable	154	52
Advances received for equity consideration	—	200

Total current liabilities	1,355	1,079

Warrant liabilities	1,973	55
Other long-term liabilities	389	39

Total liabilities	3,717	1,173

Commitments and contingencies (Note 7)
Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, 900,000 shares issued and outstanding at June 30, 2009 and none at December 31, 2008, redemption value: $1,800,000, liquidation value: $1,887,000 at June 30, 2009	888	—
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, 700,000 issued and outstanding at June 30, 2009 and none at December 31, 2008, redemption value: $1,400,000, liquidation value of $1,415,000 at June 30, 2009	95	—
Stockholders’ deficit:
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,742,500 issued and outstanding at June 30, 2009 and December 31, 2008	704	704
Common stock, $0.001 par value; 300,000,000 and 200,000,000 shares authorized at June 30, 2009 and December 31, 2008, respectively, 50,356,709 and 48,052,159 issued and outstanding at June 30, 2009 and December 31, 2008 respectively;	50	48
Additional paid-in capital	40,402	37,329
Deficit accumulated during the development stage	(44,492)	(38,550)

Total stockholders’ deficit	(3,336)	(469)

Total liabilities and stockholders’ deficit	$1,364	$704

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from inception through June 30,
	2009	2008	2009	2008	2009
	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$423	$744	$576	$1,166	$17,931
General and administrative	1,569	1,130	3,150	2,120	29,157

Total operating expenses	1,992	1,874	3,726	3,286	47,088

Total operating loss	(1,992)	(1,874)	(3,726)	(3,286)	(47,088)

Other income and (expense):
Interest income	1	10	2	22	769
Interest expense	—	—	—	—	(4,451)
Change in fair value of convertible debt instrument	—	—	—	—	(3,426)
Change in fair value of warrant liabilities	(852)	1,301	(1,714)	715	10,447

Total other income (expense)	(851)	1,311	(1,712)	737	3,339

Net loss	$(2,843)	$(563)	$(5,438)	$(2,549)	$(43,749)

Series A 12% preferred stock dividend	(52)	(52)	(104)	(135)	(343)
Series B-1 12% preferred stock dividend	(57)	—	(87)	—	(87)
Series B-2 12% preferred stock dividend	(15)	—	(15)	—	(15)
Series B preferred stock accretion	(358)	—	(540)	—	(540)
Accretion of Series B-2 beneficial conversion feature	(12)	—	(12)	—	(12)

Net loss applicable to common stock	$(3,337)	$(615)	$(6,196)	$(2,684)	$(44,746)

Basic and diluted net loss per share	$(0.07)	$(0.01)	$(0.13)	$(0.06)
Shares used in computing basic and diluted net loss per share	50,357	47,929	48,194	45,631

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED June 30, 2009 (UNAUDITED)

(in thousands except share data)

					Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series A 12% Convertible Preferred Stock					Deficit
										Accumulated
							Common Stock		Additional	During the	Total
	Number of		Number of		Number of		Number of		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balance at December 31, 2008	—	$—	—	$—	1,742,500	$704	48,052,159	$48	$37,329	$(38,550)	$(469)
Cumulative effect of adoption of new accounting principle									(458)	254	(204)
Issuance of Series B-1 redeemable convertible preferred stock and warrants, net of issuance costs of $300	900,000	395							1,105		1,105
Accretion of Series B-1 redeemable convertible preferred stock to redemption value		493								(493)	(493)
Issuance of Series B-2 redeemable convertible preferred stock and warrants, net of issuance costs of $126			700,000	343					931		931
Beneficial conversion feature recognized on issuance of series B-2 redeemable convertible preferred stock				(307)					307		307
Accretion of Series B-2 redeemable convertible preferred stock to redemption value				47						(47)	(47)
Series A 12% convertible preferred stock dividend							104,550		104	(104)	—
Series B-1 12% redeemable convertible preferred stock dividend										(87)	(87)
Series B-2 12% redeemable convertible preferred stock dividend										(15)	(15)
Accretion of beneficial conversion feature for Series B-2				12						(12)	(12)
Issuance of restricted common stock							2,000,000	2	(2)		—
Issuance of common stock upon exercise of options							200,000				—
Stock-based compensation expense									1,086		1,086
Net loss										(5,438)	(5,438)

Balance at June 30, 2009	900,000	$888	700,000	$95	1,742,500	$704	50,356,709	$50	$40,402	$(44,492)	$(3,336)

See notes to unaudited condensed consolidated financial statements

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30,
	2009	2008	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,438)	$(2,549)	$(43,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	27	509
Stock-based compensation expense	1,038	402	3,823
Non-cash interest expense	—	—	4,279
Change in fair value of convertible debt instrument	—	—	3,426
Change in fair value of warrant liabilities	1,714	(715)	(10,447)
Write off of intangible assets	—	—	181
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(17)	(27)	(76)
Accounts payable and accrued expenses	374	(361)	1,319
Other long-term liabilities	350	3	389

Net cash used in operating activities	(1,958)	(3,220)	(40,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(421)
Change in restricted cash	—	1	(59)
Increase in patents costs and other assets	—	—	(404)

Net cash provided by (used in) investing activities	—	1	(884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	3,381	28,690
Net proceeds from issuance of Series A 12% Convertible Preferred Stock and related warrants	—	53	1,691
Net proceeds from issuance of Series B-1 12% redeemable convertible preferred stock and related warrants	1,548	—	1,548
Net proceeds from issuance of Series B-2 12% redeemable convertible preferred stock and related warrants	1,274	—	1,274
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	—	(1,641)
Proceeds from issuance of common stock warrants	—	—	20
Proceeds from (repayments of) shareholder advances	(200)	20	9

Net cash provided by financing activities	2,622	3,454	42,212

NET INCREASE IN CASH AND CASH EQUIVALENTS	664	235	982
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	318	1,319	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$982	$1,554	$982

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$2,036	$—	$3,208
Conversion of accrued expenses into common stock	—	—	303
Cashless exercise of stock options	24	—	98
Conversion and redemptions of convertible notes and accrued interest into common stock	—	—	12,243
Conversion of extension costs related to convertible notes into common stock		—	171
Payment of Series A 12% convertible preferred stock dividend in common stock	104	83	291
Dividends payable on preferred stock	154	52	206
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of June 30, 2009 and the results of its operations for the three and six months ended June 30, 2009 and 2008 and the cumulative period from inception (July 10, 2000) through June 30, 2009, the statement of stockholders’ deficit for the six months ended June 30, 2009 and its cash flows for the six months ended June 30, 2009 and 2008, and for the cumulative period from inception (July 10, 2000) to June 30, 2009. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 14, 2009. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2008.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company incurred net losses of approximately $43.7 million for the cumulative period from inception (July 10, 2000) through June 30, 2009. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through June 30, 2009, the Company has raised a net total of approximately $42.2 million in capital through sale and issuance of common stock, common stock purchase warrants, convertible preferred stock, redeemable convertible preferred stock and debt securities in public and private offerings. From inception (July 10, 2000) through June 30, 2009, the Company has used approximately $40.3 million of cash in its operations.

The Company’s Form 10-K, which was filed with the SEC on March 30, 2009, contained an audit opinion that expresses doubt about the ability of the Company to continue as a going concern for a reasonable period of time. At June 30, 2009, the Company had $982,000 of unrestricted cash and cash equivalents available to fund future operations. On February 12, 2009, the Company completed a closing for gross proceeds of $1,800,000 (net cash proceeds of $1,548,000) of Series B-1 redeemable convertible preferred stock (“Series B-1”) for a total of 900,000 shares of Series B-1 and warrants to purchase shares of common stock. On May 13, 2009 and June 30, 2009, the Company completed closings for gross proceeds of $1,400,000 (net cash proceeds of $1,274,000) on its offering of Series B-2 redeemable convertible preferred stock (“Series B-2”) for a total of 700,000 shares of Series B-2 and warrants to purchase shares of common stock (see Note 6 for further details of Series B-1 and Series B-2 terms). On August 12, 2009, the Company completed a closing for gross proceeds of $300,000 (net cash proceeds of $287,000) on its offering of Series B-2 for a total of 150,000 shares of Series B-2 and warrants to purchase shares of common stock. The Company believes that with the funds from the August 12, 2009 closing of the Series B-2 and cash on hand at June 30, 2009, there is sufficient cash to fund operations into October 2009. The Company is actively seeking to raise additional capital and has significantly reduced its administrative and clinical spending. If the Company is unsuccessful in raising additional capital before the end of October 2009, the Company may be required to cease operations or seek bankruptcy protection. In light of the Company’s current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result if such circumstances arise.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles given that once in effect, the Codification will carry the same level of authority. SFAS 168 is effective for financial statements issued for interim periods ending after September 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. SFAS 165 is effective for financial statements issued for interim periods ending after June 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements. Management has reviewed events occurring through August 14, 2009, the date the financial statements were issued, and no subsequent events occurred requiring accrual or disclosure.

FASB Statement No. 157, Fair Value Measurements (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 amends SFAS 157 to delay the effective date for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The deferred effective date for such nonfinancial assets and liabilities is for fiscal years beginning after November 15, 2008. The Company adopted the provisions of FSP FAS 157-2 at the beginning of 2009 and the adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

In April 2009, FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP FAS 157-4”) was issued. FSP FAS 157-4 provides guidelines for estimating fair value when the volume and level of activity has significantly decreased. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company adopted the provisions of this FSP on April 1, 2009 and the adoption did not have a material effect on the Company’s financial condition or results of operations.

In April 2009, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, was issued. This standard provides additional guidance to provide greater clarity about the credit and noncredit component of an other than temporary impairment event and modifies the presentation and disclosures when an other than temporary impairment event has occurred. This FSP applies to debt securities. This standard is effective for periods ending after June 15, 2009. The Company adopted the provisions of this FSP on April 1, 2009 and the adoption did not have a material effect on the Company’s financial condition or results of operations.

In April 2009, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”) and APB 28-1, was issued. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company adopted the provisions of this FSP on June 30, 2009 and the adoption did not have a material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The adoption of this statement on January 1, 2009 did not have a material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”) which changes how business acquisitions are accounted for. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. The adoption of this statement on January 1, 2009 did not have a material effect on the Company’s financial condition or results of operations.

2.	Stock-Based Compensation

At December 31, 2008, the Company had two stock-based compensation plans where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs (the “Plans”). These Plans are described in more detail in the Company’s 2008 Annual Report on Form 10-K. In February 2009, the Company adopted the 2009 Incentive Compensation Plan which provides for the issuance of up to 10,000,000 shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons.

Stock-based compensation expense totaled $706,000 and $912,000 for the three and six-months ended June 30, 2009, respectively, and $321,000 and $402,000 for the three and six-months ended June 30, 2008, respectively.

The fair value of the options granted is determined using the black-scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

			Cumulative Period from Inception
	Six Months Ended		(July 10, 2000) to
	June 30,		June 30,
	2009	2008	2009
Risk-free interest rate	2.00%	2.65%	2.45%
Expected life of the options	5 years	5 years	5 years
Expected volatility of the underlying stock	152%	95%	110%
Expected dividend rate	0%	0%	0%

As noted above, the fair value of stock options is determined by using the black-scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 7 years, with 5 years representing the estimated life of options granted. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the black-scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. At June 30, 2009, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.

The following table summarizes the stock option activity in the Company’s equity incentive plans from December 31, 2008 through June 30, 2009:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2008	4,706,500	$0.38 – 4.05	$2.32
Granted	6,721,500	0.00 – 0.48	0.32
Exercised	(200,000)	0.00	0.00
Options forfeited	(925,000)	0.20 – 3.75	0.67

Outstanding, June 30, 2009	10,303,000	$0.12 – 4.05	$1.21

As of June 30, 2009 there were 4,285,331 unvested options. Total expected unrecognized compensation cost related to such unvested options is approximately $974,000, which is expected to be recognized over a weighted–average period of approximately 1.3 years. The aggregate intrinsic value of outstanding and vested options at June 30, 2009 was $295,000 and $170,000, respectively. The weighted-average grant date fair value for options granted during the three and six-month periods ended June 30, 2009 was $0.40 and $0.27, respectively. The weighted-average grant date fair value for options granted during the three and six-month periods ended June 30, 2008, was $0.32 and $0.32, respectively.

Restricted Stock. During the six-months ended June 30, 2009, the Company granted 2,000,000 shares of restricted common stock to members of its Board of Directors. These shares are restricted and any unvested shares are subject to forfeiture upon termination and would revert back to the Company. Of the 2,000,000 shares, 1,875,000 will vest in 2010 and 125,000 will vest in 2011. There were no shares vested at June 30, 2009. The restricted shares were valued at $360,000 ($0.18 per share) at the date of grant and will be recognized over the vesting period.

3.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Legal and accounting fees	$68	$247
Scientific and clinical fees	27	29
Accrued payroll and benefits	174	27
Accrued severance, current portion (see Note 7)	154	—
Other	21	77

Total	$444	$380

4.	Common Stock Warrants

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of June 30, 2009. The 2001 Placement Agents, 7,988,082 of the February 2006, the February 4, 2008 and the February 25, 2008 Transaction Warrants, Cork Investments, Investor Relations Group Warrants and the February 12, 2009 Transaction Warrants are classified as equity. The April 2004, August 2004 and 9,985,097 of the February 2006 Transaction Warrants do not meet the requirements of equity classification and are classified as liabilities.

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
August 2004 Transaction
Investor Warrants	2,000,000	$4.20	February 13, 2005	August 12, 2009
Placement Agent Warrants	100,000	$4.20	February 13, 2005	August 12, 2009
February 2006 Transaction
Investor Warrants (classified as Warrant Liabilities) (2)	6,989,574	$0.50	August 15, 2006	August 14, 2011
Investor Warrants (classified as Warrant Liabilities) (3)	2,995,523	$0.50	August 15, 2006	August 14, 2011
Placement Agent Warrants (classified as equity) (4)	998,508	$0.50	August 15, 2006	August 14, 2011
2001 Placement Agents	110,000	$3.50	February 1, 2002	February 1, 2012

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
February 4, 2008 Transaction
$1.50 Investor Warrants	1,742,500	$1.50	August 3, 2008	February 4, 2012
$2.00 Investor Warrants	1,742,500	$2.00	August 3, 2008	February 4, 2012
$1.50 Placement Agent Warrants	8,400	$1.50	August 3, 2008	February 4, 2012
February 25, 2008 Transaction
$0.70 Investor Warrants	7,500,000	$0.70	August 25, 2008	August 25, 2013
$0.70 Placement Agent Warrants	206,250	$0.70	August 25, 2008	August 25, 2013
Investor Relations Group	39,000	$0.50	September 30, 2008	September 30, 2011
Cork Investments	300,000	$1.00	July 2, 2008	July 2, 2011
February 12, 2009 Series B-1 Transaction
$0.50 Investor Warrants - Class A-1	1,800,000	$0.50	February 12, 2009	February 12, 2014
$0.50 Investor Warrants - Class A-2	1,800,000	$0.50	February 12, 2009	February 12, 2014
$0.50 Investor Warrants - Class B	7,200,000	$0.50	February 12, 2009	February 12, 2014
$0.50 Consultant Warrants Related to Series B-1	240,000	$0.50	June 30, 2009	June 30, 2014
May 13, 2009 Series B-2 Transaction
$0.50 Investor Warrants - Class A-1	900,000	$0.50	May 13, 2009	May 13, 2014
$0.50 Investor Warrants - Class A-2	900,000	$0.50	May 13, 2009	May 13, 2014
$0.50 Investor Warrants - Class B	3,600,000	$0.50	May 13, 2009	May 13, 2014
June 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants - Class A-1	500,000	$0.50	June 30, 2009	June 30, 2014
$0.50 Investor Warrants - Class A-2	500,000	$0.50	June 30, 2009	June 30, 2014
$0.50 Investor Warrants - Class B	2,000,000	$0.50	June 30, 2009	June 30, 2014
April 15, 2009 Consultant Warrants	80,000	$0.50	April 15, 2009	April 15, 2013
May 1, 2009 Consultant Warrants	575,000	$0.50	May 1, 2009	May 1, 2014

Total outstanding warrants	44,827,255

(1)	The exercise price of the warrants has been adjusted from $5.30 per share to $3.25 per share due to the subsequent issuance of equity related instruments.

(2)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 2,548,430 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments. The warrants were classified as equity at December 31, 2008 but have been reclassified as warrant liabilities as a result of the adoption of EITF 07-5 on January 1, 2009.

(3)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 5,946,354 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments.

(4)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 849,477 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments.

In June 2009, the Company granted a warrant to purchase 240,000 shares of common stock at an exercise price of $0.50 in settlement of expenses related to the issuance of the Series B-1 in the amount of $48,000. The charge was recognized as issuance costs related to the Series B-1.

Consultant Warrants

In April 2009, the Company entered into agreements with consultants that provided for the grant of warrants for the purchase of 80,000 shares of common stock at an exercise price of $0.50 per share. The warrants were valued at $32,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 134%, risk free interest rate of 1.76% and zero dividends. The warrants vested immediately and the Company recognized expense related to these warrants of $32,000 during the six-months ended June 30, 2009.

In May 2009, the Company entered into agreements with consultants that provided for the grant of warrants to purchase 575,000 shares of common stock at an exercise price of $0.50 per share. The warrants were valued at $232,000 on issuance based on the following assumptions: an expected life of 5 years, volatility of 124%, risk free interest rate of 2.16% and zero dividends. The warrants vest through April 2011 and the Company recognized expense related to these warrants of $95,000 during the six-months ended June 30, 2009.

Impact of Adopting EITF 07-5

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-5 on January 1, 2009 and determined that the 6,989,574 warrants issued in connection with the February 2006 Transaction that had been classified as equity and included in additional paid-in capital at December 31, 2008, should be classified as liabilities due to repricing and anti-dilution provisions contained in the warrant agreements. The impact of adopting EITF 07-5 on January 1, 2009, was a decrease in additional paid-in-capital by $458,000, which was the fair value recorded at the time the warrants were transferred from a liability to equity during the year ended December 31, 2008, an increase of warrant liabilities by $204,000, the fair value of the warrants as of January 1, 2009 and a credit to accumulated deficit for the difference.

During the three and six-months ended June 30, 2009, the Company recognized a total expense of $852,000 and $1,714,000, respectively, in its condensed consolidated statements of operations related to the change in fair value of warrant liabilities, which, during the six-months ended June 30, 2009, included $581,000 related to warrants reclassified as liabilities due to the adoption of EITF 07-5 on January 1, 2009. During the three and six-months ended June 30, 2008, the Company recognized income of $1,301,000 and $715,000, respectively related to the change in fair value of warrant liabilities.

5.	Fair Value

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

The Company uses the black-scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	Warrants
	June 30, 2009	December 31, 2008
Risk free interest rate	0.21% – 1.11%	0.11% – 0.91%
Expected life	0.12 years – 2.12 years	0.27 years – 2.62 years
Expected volatility of common share price	151%	95%
Common share price	$0.30	$0.09

Below is a summary of our fair value measurements at June 30, 2009:

	Value at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Warrant liabilities	$1,973	$—	$1,973	$—
Money markets (cash and cash equivalents)	159	159	—	—

The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

6.	Series B Redeemable Convertible Preferred Stock

On February 10, 2009, the Company entered into a securities purchase agreement (the “10X Agreement”) pursuant to which it agreed to issue and sell to 10X Fund LP, at two or more closings, up to: (i) 3,000,000 shares its Series B convertible preferred stock (“Series B redeemable convertible preferred stock” or “Series B”) with an aggregate stated value of $6.0 million and convertible into 12,000,000 shares of common stock and (ii) warrants to purchase 36,000,000 shares of common stock.

On February 12, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 900,000 shares of Series B-1 convertible preferred stock (“Series B-1 redeemable convertible preferred stock” or “Series B-1”) convertible into 3,600,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 1,800,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 1,800,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 7,200,000 shares of common stock. Net proceeds from the closing were $1,548,000.

On May 13, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 450,000 shares of Series B-2 convertible preferred stock (“Series B-2 redeemable convertible preferred stock” or “Series B-2”) convertible into 1,800,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 900,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 900,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 3,600,000 shares of common stock. Net proceeds from the closing were $801,000.

On June 30, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 250,000 shares of Series B-2 convertible into 1,000,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 500,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 500,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 2,000,000 shares of common stock. Net proceeds from the closing were $473,000.

At June 30, 2009 the Company had the ability under the 10X Agreement to issue at one or more subsequent closings up to an additional: (i) 1,400,000 shares of Series B-2 convertible into 5,600,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase up to 2,800,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase up to 2,800,000 shares of common stock; and (iv) Class B warrants exercisable to purchase up to 11,200,000 shares of common stock for an aggregate purchase price of up to $2.8 million (less fees and expenses).

On August 12, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 150,000 shares of Series B-2 Preferred Stock convertible into 600,000 shares of Common Stock, (ii) Class A-1 Warrants exercisable to purchase 300,000 shares of Common Stock, (iii) Class A-2 Warrants exercisable to purchase 300,000 shares of Common Stock, and (iv) Class B Warrants exercisable to purchase 1,200,000 shares of Common Stock. Net proceeds from the closing were $287,000.

The Company expects the subsequent closings under the purchase agreement to occur on or before February 11, 2010 (under the terms of the 10X Agreement as amended on August 11, 2009). The terms of the Series B are as follows:

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

The fair value of the warrants issued in connection with the Series B-1 was $1,296,000 at the date of issuance based on the following assumptions: an expected life of 5 years, volatility of 118%, risk free interest rate of 1.79% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-1 and the related warrants, resulting in $1,105,000 of the proceeds being allocated to additional paid-in capital. The Company analyzed the Series B-1, post-allocation of the gross proceeds, and determined that there was no beneficial conversion feature at the date of issuance. The issuance costs of the Series B-1 were recorded as a reduction to the carrying value of the Series B-1 when issued, and are accreted to the redemption value of the Series B-1 through the earliest redemption date (March 12, 2010). Due to the redemption feature, the Company has presented the Series B-1 outside of permanent equity, in the mezzanine of the condensed consolidated balance sheet at June 30, 2009.

The fair value of the warrants issued in connection with the Series B-2 was $3,349,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 124% to 125%, risk free interest rates of 1.98% to 2.54% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-2 and the related warrants, resulting in $931,000 of the proceeds being allocated to additional paid-in capital. The issuance costs of the Series B-2 were recorded as a reduction to the carrying value of the Series B-2 when issued, and are accreted to the redemption value of the Series B-2 through the earliest redemption dates (May 13, 2011 and June 30, 2011). Due to the redemption feature, the Company has presented the Series B-2 outside of permanent equity, in the mezzanine of the condensed consolidated balance sheet at June 30, 2009.

The Company analyzed the Series B-2, post-allocation of the gross proceeds, and determined that there was a beneficial conversion feature at the dates of issuance. Because the closing price of the common stock on the closing date was greater than the effective conversion price, $307,000 of the proceeds (limited to the allocation of the proceeds) were allocated to an embedded beneficial conversion feature of the Series B-2. The amount allocated to the beneficial conversion feature was recorded as a discount to the Series B-2 is being accreted, with such accretion being charged through the earliest redemption dates (May 13, 2011 and June 30, 2011).

7.	Loss Per Share

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and six-month periods ended June 30, 2009 and 2008, all stock options, warrants and potential shares related to conversion of the Series A Preferred and the Series B Preferred were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	June 30, 2009 (Shares)	June 30, 2008 (Shares)
Warrants to purchase shares of common stock	44,827,255	28,668,604
Options to purchase shares of common stock	10,303,000	4,757,500
Restricted shares subject to vesting	2,000,000	—
Shares of common stock issuable upon conversion preferred stock	8,142,500	11,742,500

	65,272,755	35,168,604

8.	Commitments and Contingencies

Separation Agreement – Former Chief Executive Officer and Chairman of the Board of Directors

In February 2009, in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Company’s Board of Directors, the Company entered into a Separation Agreement with Dr. Platt. The Separation Agreement provides that the Company shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that the Company may defer payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). However, all deferred amounts will continue to accrue and will be payable on the earlier of (i) the Company receiving a minimum of $4.0 million of funding after February 12, 2009, or (ii) February 12, 2011. The Company also agreed to continue to (i) provide health and dental insurance benefits to Dr. Platt, until the first to occur of February 12, 2011 or the date Dr. Platt and his family become eligible to receive health and dental insurance benefits under the plans of a subsequent employer and (ii) make the current monthly lease payments on his automobile until February 12, 2011. The Company recognized the full amount of the obligation related to the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance is reflected in accrued expenses ($154,000) and Other long-term liabilities ($357,000) on the condensed consolidated balance sheet at June 30, 2009.

The Separation Agreement provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the DAVANAT® technology (whether or not such technology is patented); (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company; or (iii) the renewed listing of the Company’s securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to six months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger the Company’s obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestone events as described, the Company has not accrued for the $1.0 million severance as of June 30, 2009. When it is deemed probable that one of the milestone events will be achieved, the Company will recognize the $1.0 million severance at that time.

The Separation Agreement also provides that upon (i) the consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50.0 million of royalty revenue, the Company will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 300,000 shares of the Company’s common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant (“Cashless Stock Options”) and (ii) approval by the FDA of the first NDA for any of the Company’s drug or drug delivery candidates based on DAVANAT® technology (whether or not such technology is patented), the Company will grant Dr. Platt fully vested Cashless Stock Options to purchase at least 500,000 shares of common stock. Due to the uncertainties regarding the achievement of any of the milestones as described, the Company has not recognized the value of the unissued stock options as of June 30, 2009. When it is deemed probable that one of the milestones will be achieved, the Company will recognize the expense related to the issuance of the stock options at that time based on the then current fair value.

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

In January 2004, David Platt, Ph.D., our former Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc., which asserted counterclaims against the Company related to its intellectual property. Prospect Therapeutics, Inc. subsequently purchased certain assets including this lawsuit from the GlycoGenesys bankruptcy estate. Before the Court could issue a decision after the lawsuit went to trial in March 2009, Prospect Therapeutics announced on May 15, 2009, had it had assigned all of its assets for the benefit of creditors and would liquidate. In response, the Company moved to dismiss the lawsuit on various grounds, including failure to prosecute. Prospect’s assets, including the lawsuit, were sold at auction on June 29, 2009, and the new owner of the assets elected not to prosecute. After a post-trial hearing, the Court issued a judgment dated July 17, 2009, dismissing the lawsuit against the Company and Dr. Platt. This judgment is subject to appeal.

9.	Subsequent Events

On August 12, 2009, the Company completed a closing for gross proceeds of $300,000 (net cash proceeds of $287,000) on its offering of Series B-2 for a total of 150,000 shares of Series B-2 and warrants to purchase shares of common stock.

On August 11, 2009, the Company amended its Series B-1 agreement to extend the redemption date of the Series B-1 from thirteen months to nineteen months. Also, the final purchase date for the sale of Series B-2 to the 10X Fund, under the 10X Agreement, was extended from August 11, 2009 to February 11, 2010.

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

Since our inception on July 10, 2000, our primary focus has been the development of a new generation of anti-cancer treatments using carbohydrate polymers which are designed to increase survival and improve the quality of life for cancer patients. Our lead product candidate, DAVANAT®, is a patented, new chemical entity that we believe, when administered in combination with a chemotherapy, increases efficacy while reducing adverse side effects of the chemotherapy. We hold the patent on DAVANAT®, which was invented by company founders David Platt, Ph.D., our former Chief Executive Officer, and Anatole Klyosov, Ph.D., our Chief Scientist.

On August 12, 2009, we completed a closing for gross proceeds of $300,000 (net cash proceeds of $287,000) on our offering of Series B-2. We believe that with the cash from the August 12, 2009 Series B-2 closing and our unrestricted cash and cash equivalents on hand at June 30, 2009, of $982,000, we have sufficient funds to enable us to meet our operating requirements into October 2009. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Development of DAVANAT® Technology

In 2002, the FDA granted an Investigational New Drug (“IND”) application for us to administer DAVANAT® in combination with 5-FU to treat late-stage cancer patients with solid tumors. 5-FU is FDA-approved, and one of the most widely used chemotherapies for treatment of various types of cancer, including colorectal, breast and gastrointestinal. We believe that using DAVANAT® in combination with 5-FU enables greater absorption of the chemotherapy in cancer cells while reducing its toxic side effects.

The FDA also has granted us an IND for DAVANAT® to be administered with Avastin®, 5-FU and leucovorin in a combination therapy to treat early-stage colorectal cancer patients and an IND for DAVANAT® to be administered with 5-FU to treat early stage bile duct cancer patients. In addition, the FDA also has granted us, on a case-by-case basis, the ability to treat patients with breast cancer in response to physicians’ requests for so-called “compassionate use”.

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

We believe, based on the outcome of our clinical trials to date, that DAVANAT® when co-administered with 5-FU or biological drugs is superior to the current standard of care. We also believe that if and when our 505(b)(2) NDA is approved by the FDA, we are better positioned to attract a strategic partner with the resources to undertake the costly Phase III clinical trials required to produce the data on which to make a superiority claim. We also plan to file NDAs for DAVANAT® in combination with other chemotherapeutics and biologics. Biologics are therapeutic products based on materials derived from living materials.

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

Joint Venture With Medi-Pharmaceuticals, Inc.

On October 31, 2008, our board of directors authorized Medi-Pharmaceuticals, Inc. (“Medi-Pharma”), a Nevada corporation and then our wholly-owned subsidiary, to enter into a joint venture to deploy certain technology we own, as well as original technology to be developed by the joint venture, for use in nutraceutical cardiovascular therapies. This deployment was accomplished by: (i) a merger of FOD Enterprises, Inc., a Nevada corporation, with and into Medi-Pharma on November 25, 2008, following which Medi-Pharma became the surviving corporation and we became the owner of 10% of the outstanding capital stock of Medi-Pharma; and (ii) our entering into a license agreement with Medi-Pharma November 25, 2008, and clarified by an amendment dated December 15, 2008. On February 12, 2009 we terminated a previous license agreement and entered into a Technology Transfer and Sharing Agreement (the “Sharing Agreement”), with Medi-Pharma. Under the terms of the Sharing Agreement we agreed not to work in the area of polysaccharides in heart disease for a period of five years without the consent of Medi-Pharma and Medi-Pharma agreed not to work in the area of polysaccharides in oncology and liver/kidney fibrosis for a period of five years without our consent. Pursuant to the Sharing Agreement we licensed to Medi-Pharma in perpetuity all items of intellectual property owned by us with respect to the use of polysaccharides for heart indications. Further, we granted Medi-Pharma access to all of our intellectual property in the area of fibrotic tissue in applications other than liver/kidney fibrosis and Medi-Pharma granted us access to all intellectual property in the area of kidney/lever fibrosis. At June 30, 2009, Medi-Pharma had no material assets.

Following a hearing with the NYSE Alternext US on December 23, 2008, our appeal of an earlier delisting notice was denied and our common stock ceased to trade on this exchange as of the close of trading on January 9, 2009. On January 21, 2009, our common stock began trading on the OTC Bulletin Board under the symbol “PRWP”.

Results of Operations

Three and Six-Months Ended June 30, 2009 Compared to Three and Six-Months Ended June 30, 2008

Research and Development Expense.

	Three Months		Six Months		2009 as Compared to 2008
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2009	2008	2009	2008	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$423	$744	$576	$1,166	$(321)	(43)%	$(590)	(51)%

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

Our research and development expenses for the three and six-months ended June 30, 2009, as compared to the three and six-months ended June 30, 2008, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Direct external expenses:
Clinical programs	$90	$134	$105	$194
Pre-clinical activities	79	271	103	442
All other research and development expenses	254	339	368	530

	$423	$744	$576	$1,166

Clinical program and pre-clinical expenses for the three and six-month periods ended June 30, 2009, decreased compared to the same periods in 2008, due primarily to overall lower activity as a result of cost containment measures. Specifically, the overall decrease for the three and six-months ended June 30, 2009, as compared to the same periods in 2008, is due to decreased salaries and stock-based compensation ($83,000 and $156,000 decrease for the three and six-month periods, respectively). Also, during the three and six-months ended June 30, 2008, we incurred costs of $182,000 and $271,000, respectively, related to the filing of our DAVANAT® Drug Master File with the FDA. We expect to initiate a Phase III trial as soon as we are able to raise additional funds which will serve to increase our research and development expense.

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

General and Administrative Expense.

	Three Months		Six Months		2009 as Compared to 2008
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2009	2008	2009	2008	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,569	$1,130	$3,150	$2,120	$439	39%	$1,030	49%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the increase for the three-months ended June 30, 2009 as compared to the same period in 2008 is due to increased stock-based compensation ($413,000), and business development expenses ($157,000), offset by decreased payroll ($62,000). The primary reason for the increase for the six-months ended June 30, 2009 as compared to the same period in 2008 is due to increased stock-based compensation ($554,000) and increased payroll ($446,000) due to the recognition of severance obligations related to the departure of our former chief executive officer.

Other Income and Expense. Other income and expense for the three and six-months ended June 30, 2009 was expense of $851,000 and $1,712,000, respectively, as compared to income of $1,311,000 and $737,000, respectively, for the three and six-months ended June 30, 2008. The decrease is primarily due a change in value of the warrants as well as our adoption of EITF 07-5 on January 1, 2009 which required us to reclassify certain warrants as liabilities. During the six-months ended June 30, 2009, we recognized a total expense of $1,714,000 in our condensed consolidated statements of operations related to the change in fair value of warrant liabilities which included $581,000 related to warrants reclassified as liabilities due to the adoption of EITF 07-5 on January 1, 2009.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of June 30, 2009, we raised a net total of $42.2 million from these offerings. At June 30, 2009, we had $982,000 of unrestricted cash and cash equivalents available to fund future operations.

Net cash used in operations decreased by $1,262,000 to $1,958,000 for the six months ended June 30, 2009, as compared to $3,220,000 for the six months ended June 30, 2008. Cash operating expenses decreased principally due to decreased research and development activities and cost containment measures during the period which required overall lower cash expenditures.

No cash was provided by or used in investing activities during the six-months ended June 30, 2009, essentially unchanged from the same period in 2008.

Net cash provided by financing activities was $2,622,000 during the six-months ended June 30, 2009 as compared to $3,454,000 during the six-months ended June 30, 2008, due primarily to the transactions described below.

On February 12, 2009, the initial closing date under the purchase agreement with 10X Fund LP, the Company issued and sold: (i) 900,000 shares of Series B-1 convertible preferred stock (“Series B-1 redeemable convertible preferred stock” or “Series B-1”) convertible into 3,600,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 1,800,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 1,800,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 7,200,000 shares of common stock. Net cash proceeds from the closing of this offering was $1,548,000. Concurrent with the closing of the Series B-1 transaction, we repaid an investor $200,000 of advances received in 2008.

On May 13 , 2009, the Company issued and sold to 10X Fund, LP: (i) 450,000 shares of Series B-2 convertible preferred stock (“Series B-2 redeemable convertible preferred stock” or “Series B-2”) convertible into 1,800,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 900,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 900,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 3,600,000 shares of common stock. Net proceeds from the closing were $801,000.

On June 30, 2009, the Company issued and sold to 10X Fund, LP: (i) 250,000 shares of Series B-2 convertible into 1,000,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 500,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 500,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 2,000,000 shares of common stock. Net proceeds from the closing were $473,000.

On August 12, 2009, the Company issued and sold to 10X Fund, LP: (i) 150,000 shares of Series B-2 Preferred Stock convertible into 600,000 shares of Common Stock, (ii) Class A-1 Warrants exercisable to purchase 300,000 shares of Common Stock, (iii) Class A-2 Warrants exercisable to purchase 300,000 shares of Common Stock, and (iv) Class B Warrants exercisable to purchase 1,200,000 shares of Common Stock for gross proceeds of $300,000. Net proceeds from the closing were $287,000.

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

We believe that with the cash from the August 12, 2009 Series B-2 closing and our unrestricted cash and cash equivalents on hand at June 30, 2009, of $982,000, we have sufficient funds to enable us to meet our operating requirements into October 2009. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. We are actively seeking to raise additional capital and have significantly reduced our administrative and clinical spending. If we are unsuccessful in raising additional capital before the end of October 2009, we may be required to cease operations or seek bankruptcy protection. Our Form 10-K, which was filed with the SEC on March 30, 2009, contained an audit opinion that expresses doubt about our ability to continue as a going concern for a reasonable period of time. In light of our current financial position and the uncertainty of raising sufficient capital to achieve our business plan, there is substantial doubt about our ability to continue as a going concern.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at June 30, 2009, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$579	$272	$307	$—	$—
Separation agreement	511	154	357	—	—

Total payments due under contractual obligations	$1,090	$426	$664	$—	$—

Operating leases. On May 1, 2006, we entered into an operating lease for office space. The lease commenced on August 11, 2006, and extends for five years and terminates on September 30, 2011. The lease provides for annual base rental payments of $235,000 in the first year, increasing in each subsequent lease year to $244,000, $253,000, $263,000 and $273,000, respectively. In addition to base rental payments included in the contractual obligations table above, we are responsible for our pro-rata share of increases in the operating expenses for the building after calendar year 2006 and taxes for the building after fiscal year 2007. We have the option to extend the term of the lease for an additional five year period at the prevailing market rate at the time of exercise. In connection with this lease, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of $59,000. Additionally, we have a non-cancellable lease for a car, for our former chief executive officer, which expires in January 2011 and which is included in the severance agreement line of the contractual obligations table.

Separation agreement. In February 2009, we entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., our former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides that we shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that we may defer payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). However, all deferred amounts will continue to accrue and will be payable on the earlier of (i) the Company receiving a minimum of $4.0 million of funding after February 12, 2009, or (ii) February 12, 2011. We also agreed to continue to (i) provide health and dental insurance benefits to Dr. Platt, until the first to occur of February 12, 2011 or the date Dr. Platt and his family become eligible to receive health and dental insurance benefits under the plans of a subsequent employer and (ii) make the current monthly lease payments on his automobile until February 12, 2011. We recognized the full amount of the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance is reflected in accrued expenses ($154,000) and in Other long-term liabilities ($357,000) on our Consolidated Balance Sheet at June 30, 2009.

The Separation Agreement provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the DAVANAT® technology (whether or not such technology is patented); (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company; or (iii) the renewed listing of our securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to six months, and if we have insufficient cash at the time of any of such events, we may issue Dr. Platt a secured promissory note for such amount. If we file a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestones as described, we have not accrued for the $1.0 million severance as of June 30, 2009. When it is deemed probable that one of the milestone events will be achieved, we will then recognize the $1.0 million severance at that time.

The Separation Agreement also provides that upon (i) the consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50.0 million of royalty revenue, we will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 300,000 shares of our common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant and (ii) approval by the FDA of the first NDA for any of our drug or drug delivery candidates based on DAVANAT® technology (whether or not such technology is patented), we will grant Dr. Platt fully vested cashless stock option with identical terms to purchase at least 500,000 shares of common stock. Due to the uncertainties regarding the achievement of any of the milestones as described, we have not recognized the value of the unissued stock options as of June 30, 2009. When it is deemed probable that one of the milestone events will be achieved, we will then recognize the expense related to the issuance of the stock options at that time based on the then current fair value.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles given that once in effect, the Codification will carry the same level of authority. SFAS 168 is effective for financial statements issued for interim periods ending after September 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. SFAS 165 is effective for financial statements issued for interim periods ending after June 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements. Management has reviewed events occurring through August 14, 2009, the date the financial statements were issued, and no subsequent events occurred requiring accrual or disclosure.

FASB Statement No. 157, Fair Value Measurements (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 amends SFAS 157 to delay the effective date for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The deferred effective date for such nonfinancial assets and liabilities is for fiscal years beginning after November 15, 2008. The Company adopted the provisions of FSP FAS 157-2 at the beginning of 2009 and the adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

In April 2009, FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP FAS 157-4”) was issued. FSP FAS 157-4 provides guidelines for estimating fair value when the volume and level of activity has significantly decreased. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company adopted the provisions of this FSP on April 1, 2009 and the adoption did not have a material effect on the Company’s financial condition or results of operations.

In April 2009, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, was issued. This standard provides additional guidance to provide greater clarity about the credit and noncredit component of an other than temporary impairment event and modifies the presentation and disclosures when an other than temporary impairment event has occurred. This FSP applies to debt securities. This standard is effective for periods ending after June 15, 2009. The Company adopted the provisions of this FSP on April 1, 2009 and the adoption did not have a material effect on the Company’s financial condition or results of operations.

In April 2009, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”) and APB 28-1, was issued. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company adopted the provisions of this FSP on June 30, 2009 and the adoption did not have a material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The adoption of this statement on January 1, 2009 did not have a material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”) which changes how business acquisitions are accounted for. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. The adoption of this statement on January 1, 2009 did not have a material effect on the Company’s financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of June 30, 2009, we had $1,973,000 of outstanding warrant liabilities. We account for the warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934). Based on this evaluation, our CEO and CFO concluded that (i), as of June 30, 2009, our disclosure controls and procedures were effective, and (ii) during the quarter ended June 30, 2009, no change in our internal control over financial reporting has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, and matters described below, there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

In January 2004, David Platt, Ph.D., our former Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc., which asserted counterclaims against us related to our intellectual property. Prospect Therapeutics, Inc. subsequently purchased certain assets including this lawsuit from the GlycoGenesys bankruptcy estate. Before the Court could issue a decision after the lawsuit went to trial in March 2009, Prospect Therapeutics announced on May 15, 2009, had it had assigned all of its assets for the benefit of creditors and would liquidate. In response, we moved to dismiss the lawsuit on various grounds, including failure to prosecute. Prospect’s assets, including the lawsuit, were sold at auction on June 29, 2009, and the new owner of the assets elected not to prosecute. After a post-trial hearing, the Court issued a judgment dated July 17, 2009, dismissing the lawsuit against us and Dr. Platt. This judgment is subject to appeal.

Item 1A.	Risk Factors

The risks we face, as set forth Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, have not changed materially during the three months ended June 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 13 , 2009, the Company issued and sold to 10X Fund, LP: (i) 450,000 shares of Series B-2 convertible preferred stock (“Series B-2 redeemable convertible preferred stock” or “Series B-2”) convertible into 1,800,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 900,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 900,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 3,600,000 shares of common stock. Gross proceeds from the closing were $900,000. These securities were issued in a transaction exempt from registration afforded by Section 4(2) of the Securities Act of 1933.

On June 30, 2009, the Company issued and sold to 10X Fund, LP: (i) 250,000 shares of Series B-2 convertible into 1,000,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 500,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 500,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 2,000,000 shares of common stock. Gross proceeds from the closing were $500,000. These securities were issued in a transaction exempt from registration afforded by Section 4(2) of the Securities Act of 1933.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of our stockholders at our Annual Meeting of Stockholders held on May 21, 2009.

1, To elect six directors to serve on our board of directors for a term of one year.

NAME	FOR	WITHHELD
Gilbert Amelio, Ph.D.	42,335,569	445,982
S. Colin Neill	42,359,478	422,073
Steven Prelack	42,346,034	435,517
Jerald K. Rome	42,343,395	438,156
Peter Traber, M.D.	42,357,616	423,935
Theodore D. Zucconi, Ph.D.	42,349,242	432,309

2. To approve our 2009 Incentive Compensation Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
16,267,790	1,860,050	140,445	24,513,266

3. To approve an amendment to the articles of incorporation increasing the number of authorized shares of common stock from 200,000,000 to 300,000,000.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
40,688,506	1,936,434	156,611	0

4. To approve an amendment to the articles of incorporation increasing the number of authorized undesignated shares from 10,000,000 to 20,000,000.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
41,037,366	1,553,129	191,056	0

5. To ratify the appointment of Caturano and Company, P.C. as the independent registered public accounting firm to audit the financial statements for the fiscal year ending December 31, 2009.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
42,683,139	82,437	15,975	0

Item 5.	Other Information

1. On February 12, 2009, we and 10X Fund, L.P., or 10X Fund, entered into a Securities Purchase Agreement, or Purchase Agreement, pursuant to which we agreed to issue and sell, and 10X Fund agreed to purchase, 900,000 shares of our Series B-1 Convertible Preferred Stock, or Series B-1 Preferred, and 2,100,000 shares of our Series B-2 Convertible Preferred Stock, or Series B-2 Preferred and, collectively with the Series B-1 Preferred, the Preferred Stock. The Purchase Agreement states that the final purchase date for the Preferred Stock is August 11, 2009.

On February 11, 2009, we filed with the Nevada Secretary of State a document entitled “Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock,” or the Original Designation Certificate. The Original Designation Certificate requires us to pay dividends quarterly on the outstanding shares of Preferred Stock beginning June 30, 2009, at the rate of 12% per annum (subject to adjustment upon default of timely payment), which at our option are payable in cash or, if there is an effective registration statement on the applicable dividend payment date covering the resale of dividends paid in shares, in shares of our common stock. This condition is referred to as the Registration Statement Condition in the Original Designation Statement. The Original Designation Statement provides that the Registration Statement Condition applies only to dividend payment dates occurring on and after September 30, 2009.

The Original Designation Certificate requires us to redeem the Series B-1 Preferred Stock upon notice by the holder(s) delivered at any time beginning thirteen months after the date on which the Series B-1 Preferred Stock was originally issued, and sets forth certain events, including stock dividends or distributions paid in shares of our common stock, that can trigger an adjustment to the conversion price of the Preferred Stock, or Series B Conversion Adjustment.

We reported the transactions effected by the Purchase Agreement and Original Designation Certificate in a Form 8-K Current Report filed on February 18, 2009, which contains as exhibits complete copies of the Purchase Agreement and Original Designation Certificate.

As of August 11, 2009, 10X Fund had purchased and held 900,000 of Series B-1 Preferred and 700,000 Shares of Series B-2 Preferred. Following a favorable vote of all of the outstanding shares of Series B-1 Preferred and Series B-2 Preferred as of that date, we and 10X Fund entered into a letter agreement dated August 11, 2009, or the Letter Agreement, pursuant to which the parties amended the Purchase Agreement and agreed to amendments that would be contained in a document entitled “Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock,” or the Amended Designation Certificate, to be filed with the Nevada Secretary of State. On August 12, 2009, we filed the Amended Designation Certificate with the Nevada Secretary of State.

The following summarizes the amendments to the Purchase Agreement and amendments contained in the Amended Designation Certificate:

•

The “Final Purchase Date,” as this term is defined in the Purchase Agreement, is extended from August 11, 2009 to February 11, 2010, and the same term is correspondingly amended in the Amended Designation Certificate.

•

The “Series B-1 Redemption Date,” as this term is defined in the Original Designation Certificate, is extended in the Amended Designation Certificate from thirteen months to nineteen months after the original issue date of the Series B-1 Preferred Stock.

•

The Amended Designation Certificate provides that all shares of our common stock paid as dividends on the Preferred Stock shall be valued at $0.50 per share regardless of the actual market price of our common stock on the applicable dividend payment date, and that the Registration Statement Condition shall apply to dividends payable on or after June 30, 2010. The 10X Fund agreed to accept shares of our common stock valued at $0.50 per share as payment of the dividend on the Preferred Stock due June 30, 2009, notwithstanding anything to the contrary in the Original Designation Certificate.

•

The Amended Designation Certificate provides that the Series B Conversion Adjustment will not apply to payments of our common stock as dividends on the outstanding shares of our Series A 12% Convertible Preferred Stock, or Series A Preferred. The 10X Fund waives application of the Series B Conversion Adjustment to the dividend paid in shares of our common stock as of the March 31, 2009 dividend payment date for the Series A Preferred.

The foregoing description of the Letter Agreement and Amended Designation Certificate is not complete and is qualified in its entirety by reference to the full text of the Letter Agreement and the Amended Designation Certificate, copies of which are filed as Exhibits 3.7 and 10.2 respectively to this report on Form 10-Q and incorporated herein by reference.

2. Under the Purchase Agreement, the Company agreed to issue and sell to 10X Fund, and 10X Fund agreed to purchase, at one or more closings subsequent to the original closing: (i) up to 2,100,000 shares of Series B-2 Preferred Stock convertible into up to 8,400,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”); (ii) Class A-1 Warrants exercisable to purchase up to 4,200,000 shares of Common Stock (the “Class A-1 Warrants”); (iii) Class A-2 Warrants exercisable to purchase up to 4,200,000 shares of Common Stock (the “Class A-2 Warrants”); and (iv) Class B Warrants exercisable to purchase up to 16,800,000 shares of Common Stock (the “Class B Warrants”) for an aggregate purchase price of $4.2 million (less certain fees and expenses).

In a subsequent closing on August 12, 2009, pursuant to the Purchase Agreement, the Company issued and sold an aggregate of (i) 150,000 shares of Series B-2 Preferred Stock convertible into 600,000 shares of Common Stock, (ii) Class A-1 Warrants exercisable to purchase 300,000 shares of Common Stock, (iii) Class A-2 Warrants exercisable to purchase 300,000 shares of Common Stock, and (iv) Class B Warrants exercisable to purchase 1,200,000 shares of Common Stock for gross proceeds of $300,000. Net proceeds from the closing were $287,000.

The terms and conditions of the Purchase Agreement, the Certificate of Designation of Preferences, Rights and Limitations for the Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock that established the Series B-2 Preferred Stock, the Series A-1 Warrants, the Series A-2 Warrants and the Series B Warrants were disclosed in the February 18, 2009 Form 8-K Current Report including the exhibits thereto. An amendment to the Certificate of Designation of Preferences, Rights and Limitations for the Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock is being filed as Exhibit 3.7 to this report on Form 10-Q. The description of the Class A-1 Warrants, the Class A-2 Warrants and the Class B Warrants that appears elsewhere in this report is not complete and is qualified in its entirety by reference to the full text of the Form of Class A-1 Warrants, the Form of Class A-2 Warrants and the Form of Class B Warrants, copies of which are filed as Exhibit 4.1, Exhibit 4.2 and Exhibit 4.3, respectively, in the February 18, 2009 Form 8-K Current Report and incorporated herein by reference.

The Series B-2 Preferred Stock and warrants sold at the subsequent closing on August 12, 2009, under the Purchase Agreement were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. The Series B-2 Preferred Stock and warrants were not registered under the Securities Act and are “restricted securities” as such term is defined in Rule 144 under the Securities Act.

Item 6.	Exhibits

Exhibit Number	Description of Document	Note Reference

3.1	Articles of Incorporation of Pro Pharmaceuticals, Inc., dated January 23, 2001, as filed with the Secretary of State of the State of Nevada.	1

3.2	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 28, 2004.	2

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007.	3

3.4	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 29, 2008.	4

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on February 11, 2009.	5

3.6	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 27, 2009.	6

3.7*	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the secretary of State of the State of Nevada on August 12, 2009.

4.1	Form of Class A-1 Common Stock Purchase Warrant	5

4.2	Form of Class A-2 Common Stock Purchase Warrant	5

4.3	Form of Class B Common Stock purchase Warrant	5

10.1	Employment Agreement dated May 21, 2009 between Theodore D. Zucconi, Ph.D. and Pro-Pharmaceuticals, Inc.	6

10.2*	Letter Agreement with 10X Fund, LP dated August 11, 2009

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

1.	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.

2.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2004.

3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.

4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2008.

5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.

6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2009.

Item 10.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2009.

PRO-PHARMACEUTICALS, INC.

By:	/s/ Theodore D. Zucconi
Name:	Theodore D. Zucconi.
Title:	Chief Executive Officer

/s/ Anthony D. Squeglia
Name:	Anthony D. Squeglia
Title:	Chief Financial Officer