Form 10-Q
period 2009-09-30
PRO PHARMACEUTICALS INC
filed 2009-11-13
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2009 was 51,382,063.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2009 (unaudited)	4
	Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Nine Months Ended September 30, 2009 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2009 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	23

SIGNATURES		24

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2009	December 31, 2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$468	$318
Prepaid expenses and other current assets	53	62

Total current assets	521	380

Property and equipment, net	21	40
Restricted cash	59	59
Intangible assets, net	214	225

Total assets	$815	$704

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$496	$447
Accrued expenses	571	380
Accrued dividends payable	—	52
Advances received for equity consideration	—	200

Total current liabilities	1,067	1,079

Warrant liabilities	2,094	55
Other long-term liabilities	347	39

Total liabilities	3,508	1,173

Commitments and contingencies (Note 8)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, 900,000 shares issued and outstanding at September 30, 2009 and none at December 31, 2008, redemption value: $1,800,000, liquidation value: $1,800,000 at September 30, 2009	1,080	—
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, 1,012,500 issued and outstanding at September 30, 2009 and none at December 31, 2008, redemption value: $2,025,000, liquidation value of $2,025,000 at September 30, 2009	288	—

Stockholders’ deficit:
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,742,500 issued and outstanding at September 30, 2009 and December 31, 2008	704	704
Common stock, $0.001 par value; 300,000,000 and 200,000,000 shares authorized at September 30, 2009 and December 31, 2008, respectively, 51,382,063 and 48,052,159 issued and outstanding at September 30, 2009 and December 31, 2008 respectively;	51	48
Additional paid-in capital	41,591	37,329
Deficit accumulated during the development stage	(46,407)	(38,550)

Total stockholders’ deficit	(4,061)	(469)

Total liabilities and stockholders’ deficit	$815	$704

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from inception through September 30,
	2009	2008	2009	2008	2009
	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$289	$338	$865	$1,504	$18,220
General and administrative	961	601	4,111	2,721	30,118

Total operating expenses	1,250	939	4,976	4,225	48,338

Total operating loss	(1,250)	(939)	(4,976)	(4,225)	(48,338)

Other income and (expense):
Interest income	1	5	3	27	770
Interest expense	—	—	—	—	(4,451)
Change in fair value of convertible debt instrument	—	—	—	—	(3,426)
Change in fair value of warrant liabilities	(122)	1,148	(1,836)	1,863	10,325
Other income	2	—	2	—	2

Total other income (expense)	(119)	1,153	(1,831)	1,890	3,220

Net (loss) income	$(1,369)	$214	$(6,807)	$(2,335)	$(45,118)

Series A 12% preferred stock dividend	(53)	(52)	(157)	(187)	(396)
Series B-1 12% preferred stock dividend	(59)	—	(146)	—	(146)
Series B-2 12% preferred stock dividend	(50)	—	(65)	—	(65)
Series B preferred stock accretion	(339)	—	(879)	—	(879)
Accretion of Series B-2 beneficial conversion feature	(45)	—	(57)	—	(57)

Net (loss) income applicable to common stock	$(1,915)	$162	$(8,111)	$(2,522)	$(46,661)

Basic and diluted net (loss) income per share	$(0.04)	$0.00	$(0.17)	$(0.05)
Shares used in computing basic and diluted net (loss) income per share	48,447	47,948	48,232	46,403

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED September 30, 2009 (UNAUDITED)

(in thousands except share data)

					Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Balance at December 31, 2008	—	$—	—	$—	1,742,500	$704	48,052,159	$48	$37,329	$(38,550)	$(469)
Cumulative effect of adoption of new accounting principle									(458)	254	(204)
Issuance of Series B-1 redeemable convertible preferred stock and warrants, net of issuance costs of $300	900,000	395							1,105		1,105
Accretion of Series B-1 redeemable convertible preferred stock to redemption value		685								(685)	(685)
Issuance of Series B-2 redeemable convertible preferred stock and warrants, net of issuance costs of $158			1,012,500	533					1,334		1,334
Beneficial conversion feature recognized on issuance of series B-2 redeemable convertible preferred stock				(496)					496		496
Accretion of Series B-2 redeemable convertible preferred stock to redemption value				194						(194)	(194)
Series A 12% convertible preferred stock dividend							209,100		209	(157)	52
Series B-1 12% redeemable convertible preferred stock dividend							291,093		146	(146)	—
Series B-2 12% redeemable convertible preferred stock dividend							129,711		65	(65)	—
Accretion of beneficial conversion feature for Series B-2				57						(57)	(57)
Issuance of restricted common stock							2,500,000	3	(3)		—
Issuance of common stock upon exercise of options							200,000				—
Stock-based compensation expense									1,368		1,368
Net loss										(6,807)	(6,807)

Balance at September 30, 2009	900,000	$1,080	1,012,500	$288	1,742,500	$704	51,382,063	$51	$41,591	$(46,407)	$(4,061)

See notes to unaudited condensed consolidated financial statements

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30,
	2009	2008	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,807)	$(2,335)	$(45,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	39	518
Stock-based compensation expense	1,368	550	4,105
Non-cash interest expense	—	—	4,279
Change in fair value of convertible debt instrument	—	—	3,426
Change in fair value of warrant liabilities	1,836	(1,863)	(10,325)
Write off of intangible assets	—	11	181
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	9	(9)	(50)
Accounts payable and accrued expenses	191	(559)	1,184
Other long-term liabilities	308	3	347

Net cash used in operating activities	(3,065)	(4,163)	(41,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(2)	(421)
Change in restricted cash	—	8	(59)
Increase in patents costs and other assets	—	—	(404)

Net cash provided by (used in) investing activities	—	6	(884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	3,381	28,690
Net proceeds from issuance of Series A 12% convertible preferred stock and related warrants	—	53	1,691
Net proceeds from issuance of Series B-1 12% redeemable convertible preferred stock and related warrants	1,548	—	1,548
Net proceeds from issuance of Series B-2 12% redeemable convertible preferred stock and related warrants	1,867	—	1,867
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	—	(1,641)
Proceeds from issuance of common stock warrants	—	20	20
Proceeds from (repayments of) shareholder advances	(200)	200	9

Net cash provided by financing activities	3,215	3,654	42,805

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	150	(503)	468
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	318	1,319	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$468	$816	$468

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$2,439	$—	$3,611
Conversion of accrued expenses into common stock	—	—	303
Cashless exercise of stock options	24	—	98
Conversion and redemptions of convertible notes and accrued interest into common stock	—	—	12,243
Conversion of extension costs related to convertible notes into common stock	—	—	171
Payment of Series A12% convertible preferred stock dividend in common stock	209	83	396
Payment of Series B 12% convertible preferred stock dividend in common stock	211	—	211
Dividends payable on preferred stock	—	104	—
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of September 30, 2009 and the results of its operations for the three and nine months ended September 30, 2009 and 2008 and the cumulative period from inception (July 10, 2000) through September 30, 2009, the statement of changes in redeemable convertible preferred stock and stockholders’ deficit for the nine months ended September 30, 2009 and its cash flows for the nine months ended September 30, 2009 and 2008, and for the cumulative period from inception (July 10, 2000) to September 30, 2009. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through November 13, 2009. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2008.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company incurred net losses of approximately $45.1 million for the cumulative period from inception (July 10, 2000) through September 30, 2009. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through September 30, 2009, the Company has raised a net total of approximately $42.8 million in capital through sale and issuance of common stock, common stock purchase warrants, convertible preferred stock, redeemable convertible preferred stock and debt securities in public and private offerings. From inception (July 10, 2000) through September 30, 2009, the Company has used approximately $41.5 million of cash in its operations.

The Company’s Form 10-K, which was filed with the SEC on March 30, 2009, contained an audit opinion that expresses doubt about the ability of the Company to continue as a going concern for a reasonable period of time. At September 30, 2009, the Company had $468,000 of unrestricted cash and cash equivalents available to fund future operations. On February 12, 2009, the Company completed a closing for gross proceeds of $1,800,000 (net cash proceeds of $1,548,000) of Series B-1 redeemable convertible preferred stock (“Series B-1”) for a total of 900,000 shares of Series B-1 and warrants to purchase shares of common stock. On May 13, 2009, June 30, 2009, August 12, 2009 and September 30, 2009, the Company completed closings for gross proceeds of $2,025,000 (net cash proceeds of $1,867,000) on its offering of Series B-2 redeemable convertible preferred stock (“Series B-2”) for a total of 1,012,500 shares of Series B-2 and warrants to purchase shares of common stock as of September 30, 2009 (see Note 6 for further details of Series B-1 and Series B-2 terms). On November 4, the Company completed a closing for gross proceeds of $310,000 (net cash proceeds of $296,000) on its offering of Series B-2 for a total of 155,000 shares of Series B-2 and warrants to purchase shares of common stock. The Company believes that with the funds from the November 4, 2009 closing of the Series B-2 and cash on hand at September 30, 2009, there is sufficient cash to fund operations into December 2009. The Company is actively seeking to raise additional capital and has significantly reduced its administrative and clinical spending. If the Company is unsuccessful in raising additional capital before the end of December 2009, the Company may be required to cease operations or seek bankruptcy protection. In light of the Company’s current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result if such circumstances arise.

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

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company’s cost structure. There are no assurances that the Company will be able to obtain additional financing on favorable terms, or at all, or successfully market its products.

Recent Accounting Pronouncements

In June, 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. While the adoption of the ASC as of September 30, 2009 changes how the Company references accounting standards, the adoption did not have an impact on its financial position, results of operations, or cash flows.

On January 1, 2009, the principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired were revised. Disclosure requirements were also established, which will enable financial statement users to evaluate the nature and financial effects of business combinations. Among other things, the amendments to the accounting principles and requirements expand the definitions of a business and business combination, require recognition of contingent consideration at fair value on the acquisition date and require acquisition-related transaction costs to be expensed as incurred. The adoption of these amendments did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

On January 1, 2009, the Company adopted the fair value measurements and disclosures provisions for nonfinancial assets and nonfinancial liabilities, which were previously deferred. These provisions establish a framework for measuring fair value and expand financial statement disclosures about fair value measurements. Items to which these provisions apply include nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, or recurring fair value measurements of nonfinancial assets and nonfinancial liabilities, which are not disclosed at fair value in the consolidated financial statements. The Company did not have nonfinancial assets or nonfinancial liabilities covered by these provisions which required remeasurement upon adoption or during the nine months ended September 30, 2009, and therefore there was no impact of adoption on its financial position, results of operations, or cash flows.

On January 1, 2009, the Company adopted the accounting standard for ownership interests in subsidiaries held by parties other than the parent, which establishes accounting for the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This accounting standard also establishes reporting requirements that provide enhanced disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The impact of adopting this accounting standard on the Company’s financial position, results of operations, and cash flows was not significant.

On January 1, 2009, the Company adopted amendments to the accounting standard addressing derivatives and hedging. The amendments change the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under U.S. GAAP, and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. The adoption of these amendments required additional disclosure only, and therefore did not have an impact on the Company’s financial position, results of operations, or cash flows.

On January 1, 2009, the Company adopted amendments to the accounting standard addressing intangibles, goodwill and other assets. The amendments provided new guidance to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under U.S. GAAP. The adoption of these amendments did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

On June 30, 2009, the Company adopted amendments to the accounting standard for financial instruments. The amendments require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of these amendments has resulted in additional disclosures only in the Company’s interim financial statements, and therefore did not impact its financial position, results of operations or cash flows.

On June 30, 2009, the Company adopted amendments to the accounting standard addressing subsequent events. The amendments provide guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments require entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The amendments required additional disclosures only, and therefore did not have an impact on our financial position, results of operations, or cash flows.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Employee stock-based compensation expense totaled $232,000 and $1,147,000 for the three and nine-months ended September 30, 2009, respectively, and $148,000 and $550,000 for the three and nine-months ended September 30, 2008, respectively. The fair value of the options granted is determined using the black-scholes option-pricing model. The following weighted average assumptions were used:

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30,
	2009	2008	2009
Risk-free interest rate	2.00%	2.65%	2.45%
Expected life of the options	5 years	5 years	5 years
Expected volatility of the underlying stock	122%	95%	110%
Expected dividend rate	0%	0%	0%

As noted above, the fair value of stock options is determined by using the black-scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 7 years, with 5 years representing the estimated life of options granted. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the black-scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. At September 30, 2009, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.

The following table summarizes the stock option activity in the Company’s equity incentive plans from December 31, 2008 through September 30, 2009:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2008	4,706,500	$0.38 – 4.05	$2.32
Granted	6,221,500	0.00 – 0.48	0.32
Exercised	(200,000)	0.00	0.00
Options forfeited/cancelled	(462,750)	0.20 – 3.75	0.80

Outstanding, September 30, 2009	10,265,250	$0.12 – 4.05	$1.20

As of September 30, 2009 there were 4,285,331 unvested options. Total expected unrecognized compensation cost related to such unvested options is approximately $809,000, which is expected to be recognized over a weighted–average period of approximately 1.0 years. The aggregate intrinsic value of outstanding and vested options at September 30, 2009 was $387,000 and $170,000, respectively. The weighted-average grant date fair value for options granted during the nine-month periods ended September 30, 2009 and 2008 was $0.27 and $0.32, respectively.

Restricted Stock. During the nine-months ended September 30, 2009, the Company granted 2,500,000 shares of restricted common stock to members of its Board of Directors. These shares are restricted and any unvested shares are subject to forfeiture upon termination and would revert back to the Company. Of the 2,500,000 shares, 2,343,750 will vest in 2010 and 156,250 will vest in 2011. There were no shares vested at September 30, 2009. The restricted shares were valued at $450,000 ($0.18 per share) at the date of grant and will be recognized over the vesting period.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Legal and accounting fees	$89	$247
Scientific and clinical fees	23	29
Accrued payroll and benefits	285	27
Accrued severance, current portion (see Note 8)	154	—
Other	20	77

Total	$571	$380

4. Common Stock Warrants

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of September 30, 2009.

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
February 2006 Transaction
Investor Warrants (classified as Warrant Liabilities) (1)	6,989,574	$0.50	August 15, 2006	August 14, 2011
Investor Warrants (classified as Warrant Liabilities) (2)	2,995,523	$0.50	August 15, 2006	August 14, 2011
Placement Agent Warrants (classified as equity) (3)	998,508	$0.50	August 15, 2006	August 14, 2011
2001 Placement Agents	110,000	$3.50	February 1, 2002	February 1, 2012
February 4, 2008 Series A Transaction
$1.50 Investor Warrants	1,742,500	$1.50	August 3, 2008	February 4, 2012
$2.00 Investor Warrants	1,742,500	$2.00	August 3, 2008	February 4, 2012
$1.50 Placement Agent Warrants	8,400	$1.50	August 3, 2008	February 4, 2012
February 25, 2008 Common Stock Transaction
$0.70 Investor Warrants	7,500,000	$0.70	August 25, 2008	August 25, 2013
$0.70 Placement Agent Warrants	206,250	$0.70	August 25, 2008	August 25, 2013
Investor Relations Group	39,000	$0.50	September 30, 2008	September 30, 2011
Cork Investments	300,000	$1.00	July 2, 2008	July 2, 2011
February 12, 2009 Series B-1 Transaction
$0.50 Investor Warrants - Class A-1	1,800,000	$0.50	February 12, 2009	February 12, 2014
$0.50 Investor Warrants - Class A-2	1,800,000	$0.50	February 12, 2009	February 12, 2014
$0.50 Investor Warrants - Class B	7,200,000	$0.50	February 12, 2009	February 12, 2014
May 13, 2009 Series B-2 Transaction
$0.50 Investor Warrants - Class A-1	900,000	$0.50	May 13, 2009	May 13, 2014
$0.50 Investor Warrants - Class A-2	900,000	$0.50	May 13, 2009	May 13, 2014
$0.50 Investor Warrants - Class B	3,600,000	$0.50	May 13, 2009	May 13, 2014
June 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants - Class A-1	500,000	$0.50	June 30, 2009	June 30, 2014
$0.50 Investor Warrants - Class A-2	500,000	$0.50	June 30, 2009	June 30, 2014
$0.50 Investor Warrants - Class B	2,000,000	$0.50	June 30, 2009	June 30, 2014
April 15, 2009 Consultant Warrants	80,000	$0.50	April 15, 2009	April 15, 2013
May 1, 2009 Consultant Warrants	575,000	$0.50	May 1, 2009	May 1, 2014
June 30, 2009 Consultant Warrants	240,000	$0.50	June 30, 2009	June 30, 2014
July 26, 2009 Consultant Warrants	100,000	$0.50	July 26, 2009	July 26, 2014
August 12, 2009 Series B-2 Transaction

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
$0.50 Investor Warrants - Class A-1	300,000	$0.50	August 12, 2009	August 12, 2014
$0.50 Investor Warrants - Class A-2	300,000	$0.50	August 12, 2009	August 12, 2014
$0.50 Investor Warrants - Class B	1,200,000	$0.50	August 12, 2009	August 12, 2014
September 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants - Class A-1	325,000	$0.50	September 30, 2009	September 30, 2014
$0.50 Investor Warrants - Class A-2	325,000	$0.50	September 30, 2009	September 30, 2014
$0.50 Investor Warrants - Class B	1,300,000	$0.50	September 30, 2009	September 30, 2014

Total outstanding warrants	46,577,255

(1)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 2,548,430 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments. The warrants were classified as equity at December 31, 2008 but have been reclassified as warrant liabilities as a result of the adoption of new accounting provisions on January 1, 2009 that require warrants with certain features to be accounted for as a liability.
(2)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 5,946,354 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments.
(3)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 849,477 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments.

Consultant Warrants

In April 2009, the Company entered into agreements with consultants that provided for the grant of warrants for the purchase of 80,000 shares of common stock at an exercise price of $0.50 per share. The warrants were valued at $32,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 134%, risk free interest rate of 1.76% and zero dividends. The warrants vested immediately and the Company recognized expense related to these warrants of $0 and $32,000 during the three and nine-months ended September 30, 2009. The agreements provide for the issuance of additional warrants to purchase up to approximately 700,000 shares of common stock based on the achievement of certain milestones. The Company will value and account for these potential warrants when it is determined that it is probable the milestones will be achieved.

In May 2009, the Company entered into agreements with consultants that provided for the grant of warrants to purchase 575,000 shares of common stock at an exercise price of $0.50 per share. The warrants were valued at $232,000 on issuance based on the following assumptions: an expected life of 5 years, volatility of 124%, risk free interest rate of 2.16% and zero dividends. The warrants vest through April 2011 and the Company recognized expense related to these warrants of $14,000 and $109,000 during the three and nine-months ended September 30, 2009. The agreements provide for the issuance of additional warrants to purchase up to approximately 150,000 shares of our common stock based on the achievement of certain milestones. The Company will value and account for these potential warrants when it is determined that it is probable the milestones will be achieved.

In June 2009, the Company entered into an agreement with a consultant that provided for the grant of warrants for the purchase of 240,000 shares of common stock with an exercise price of $0.50 per share and with an exercise period of 5 years. The agreement was for payment of an invoice of $48,000 for past services performed and the warrants were valued at $48,000.

In July 2009, the Company entered into agreements with a consultant that provided for the grant of warrants for the purchase of 100,000 shares of common stock at an exercise price of $0.50 per share. The warrants were valued at $37,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 136%, risk free interest rate of 2.08% and zero dividends. The warrants vested immediately and the Company recognized expense related to these warrants of $37,000 during the three and nine-months ended September 30, 2009.

Impact of Adopting Provisions Regarding Warrant Liabilities

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified standards related to determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock. The standards provide that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise and settlement provisions. The standard is effective for fiscal years beginning after December 15, 2008. The Company adopted the standard on January 1, 2009 and determined that the 6,989,574 warrants issued in connection with the February 2006 Transaction that had been classified as equity and included in additional paid-in capital at December 31, 2008, should be classified as liabilities due to repricing and anti-dilution provisions contained in the warrant agreements. The impact of adopting new accounting provisions on January 1, 2009, which required the treatment of warrants with certain features as liabilities rather than equity, was a decrease in additional paid-in-capital by $458,000, which was the fair value recorded at the time the warrants were transferred from a liability to equity during the year ended December 31, 2008, an increase of warrant liabilities by $204,000, the fair value of the warrants as of January 1, 2009 and a credit to accumulated deficit for the difference.

During the three and nine-months ended September 30, 2009, the Company recognized a loss of $122,000 and $1,836,000, respectively, in its condensed consolidated statements of operations related to the change in fair value of warrant liabilities, which, during the nine-months ended September 30, 2009, included $581,000 related to warrants reclassified as liabilities due to the adoption of accounting provisions on January 1, 2009 that requires warrants with certain features to be accounted for as liabilities. During the three and nine-months ended September 30, 2008, the Company recognized a gain of $1,148,000 and $1,863,000, respectively related to the change in fair value of warrant liabilities.

5. Fair Value of Financial Instruments

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. A majority of the Company’s financial liabilities have been classified as Level 2. These Level 2 liabilities consist of warrant liabilities and have been valued using the black-scholes pricing model. The fair values of our money markets (cash equivalents), are readily determinable and have therefore been classified as Level 1 assets.

The Company uses the black-scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	Warrants
	September 30, 2009	December 31, 2008
Risk free interest rate	0.95%	0.11% – 0.91%
Expected life	1.87 years	0.27 years – 2.62 years
Expected volatility of common share price	151%	95%
Common share price	$0.33	$0.09

Below is a summary of our fair value measurements at September 30, 2009:

	Value at September 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Warrant liabilities	$2,094	$—	$2,094	$—
Money markets (cash and cash equivalents)	106	106	—	—

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

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 12, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 150,000 shares of Series B-2 convertible into 600,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 300,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 300,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 1,200,000 shares of common stock. Net proceeds from the closing were $287,000.

On September 30, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 162,500 shares of Series B-2 convertible into 650,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 325,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 325,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 1,200,000 shares of common stock. Net proceeds from the closing were $305,000.

On November 4, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 155,000 shares of Series B-2 convertible into 620,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 310,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 310,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 1,240,000 shares of common stock. Net proceeds from the closing were $296,000. On August 11, 2009, the Company amended its Series B-1 agreement to extend the redemption date of the Series B-1 from thirteen months to nineteen months.

At September 30, 2009 the Company may issue up to an additional: (i) 1,087,500 shares of Series B-2 convertible into 4,350,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase up to 2,175,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase up to 2,175,000 shares of common stock; and (iv) Class B warrants exercisable to purchase up to 4,350,000 shares of common stock for an aggregate purchase price of up to $2.2 million (less fees and expenses). The Company expects the subsequent closings under the purchase agreement to occur on or before February 11, 2010 (as amended on August 11, 2009). The terms of the Series B are as follows:

Dividends. Holders of the Series B will be entitled to receive cumulative dividends at the rate of 12% per share per annum (compounding monthly) payable quarterly which may, at the Company’s option, be paid in cash or common stock. As amended, all shares of Company common stock paid as dividends on the Preferred Stock shall be valued at $0.50 per share regardless of the actual market price of the common stock on the applicable dividend payment date. If the Company does not pay any dividend on the Series B, dividends will accrue at the rate of 15% per annum (compounding monthly).

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

Redemption Rights. Upon notice of not less than 30 trading days, a holder of Series B may require the Company to redeem, in whole or in part, (i) the Series B-1 at any time on or after September 12, 2010 as amended and (ii) the Series B-2 at any time on or after two years from the date of issuance of such shares of Series B-2. The redemption price will be equal to the sum of the stated value of the Series B, plus all accrued but unpaid dividends thereon, as of the redemption date. If the Company fails for any reason to pay the redemption price in cash on the redemption date, then the holders of the Series B requesting redemption may, at their sole option, automatically convert their shares of Series B into a promissory note bearing interest at the rate of 15% per year and secured by a lien on all of the Company’s assets. So long as any shares of the Series B remain outstanding, the Company is also subject to restrictions limiting, among other things, amendments to the Company’s organizational documents; the purchase or redemption of the Company’s capital stock; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other restricted payments; investments and acquisitions; joint ventures, licensing agreements, exclusive marketing and other distribution agreements; issuances of securities; incurrence of indebtedness; incurrence of liens and other encumbrances and issuances of any common stock equivalents.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of the warrants issued in connection with the Series B-1 was $1,296,000 at the date of issuance based on the following assumptions: an expected life of 5 years, volatility of 118%, risk free interest rate of 1.79% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-1 and the related warrants, resulting in $1,105,000 of the proceeds being allocated to additional paid-in capital. The Company analyzed the Series B-1, post-allocation of the gross proceeds, and determined that there was no beneficial conversion feature at the date of issuance. The issuance costs of the Series B-1 were recorded as a reduction to the carrying value of the Series B-1 when issued, and are accreted to the redemption value of the Series B-1 through the earliest redemption date (September 12, 2010 as amended). Due to the redemption feature, the Company has presented the Series B-1 outside of permanent equity, in the mezzanine of the condensed consolidated balance sheet at September 30, 2009.

The fair value of the warrants issued through September 30, 2009 in connection with the Series B-2 was $4,441,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 124% to 126%, risk free interest rates of 1.98% to 2.70% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-2 and the related warrants, resulting in $1,334,000 of the proceeds being allocated to additional paid-in capital. The issuance costs of the Series B-2 were recorded as a reduction to the carrying value of the Series B-2 when issued, and are accreted to the redemption value of the Series B-2 through the earliest redemption dates. Due to the redemption feature, the Company has presented the Series B-2 outside of permanent equity, in the mezzanine of the condensed consolidated balance sheet at September 30, 2009.

The Company analyzed the Series B-2, post-allocation of the gross proceeds, and determined that there was a beneficial conversion feature at the dates of issuance. Because the closing price of the common stock on the closing date was greater than the effective conversion price, $496,000 of the proceeds (limited to the allocation of the proceeds) were allocated to an embedded beneficial conversion feature of the Series B-2. The amount allocated to the beneficial conversion feature was recorded as a discount to the Series B-2 is being accreted, with such accretion being charged through the earliest redemption dates.

7. Loss Per Share

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and nine-month periods ended September 30, 2009 and 2008, all stock options, warrants and potential shares related to conversion of the Series A Preferred and the Series B Preferred were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	September 30, 2009 (Shares)	September 30, 2008 (Shares)
Warrants to purchase shares of common stock	46,577,255	29,007,604
Options to purchase shares of common stock	10,265,250	4,707,500
Restricted shares subject to vesting	2,500,000	—
Shares of common stock issuable upon conversion preferred stock	9,392,500	1,742,500

	68,735,005	35,457,604

8. Commitments and Contingencies

Separation Agreement – Former Chief Executive Officer and Chairman of the Board of Directors

In February 2009, in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Company’s Board of Directors, the Company entered into a Separation Agreement with Dr. Platt. The Separation Agreement provides that the Company shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that the Company may defer

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). However, all deferred amounts will continue to accrue and will be payable on the earlier of (i) the Company receiving a minimum of $4.0 million of funding after February 12, 2009, or (ii) February 12, 2011. The Company also agreed to continue to (i) provide health and dental insurance benefits to Dr. Platt, until the first to occur of February 12, 2011 or the date Dr. Platt and his family become eligible to receive health and dental insurance benefits under the plans of a subsequent employer and (ii) make the current monthly lease payments on his automobile until February 12, 2011. The Company recognized the full amount of the obligation related to the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance is reflected in accrued expenses ($154,000) and other long-term liabilities ($347,000) on the condensed consolidated balance sheet at September 30, 2009.

The Separation Agreement provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the DAVANAT® technology (whether or not such technology is patented); (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company; or (iii) the renewed listing of the Company’s securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to nine months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger the Company’s obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestone events as described, the Company has not accrued for the $1.0 million severance as of September 30, 2009. When it is deemed probable that one of the milestone events will be achieved, the Company will recognize the $1.0 million severance at that time.

The Separation Agreement also provides that upon (i) the consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50.0 million of royalty revenue, the Company will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 300,000 shares of the Company’s common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant (“Cashless Stock Options”) and (ii) approval by the FDA of the first NDA for any of the Company’s drug or drug delivery candidates based on DAVANAT® technology (whether or not such technology is patented), the Company will grant Dr. Platt fully vested Cashless Stock Options to purchase at least 500,000 shares of common stock. Due to the uncertainties regarding the achievement of any of the milestones as described, the Company has not recognized the value of the unissued stock options as of September 30, 2009. When it is deemed probable that one of the milestones will be achieved, the Company will recognize the expense related to the issuance of the stock options at that time based on the then current fair value.

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

In January 2004, David Platt, Ph.D., our former Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc., which asserted counterclaims against the Company related to its intellectual property. Prospect Therapeutics, Inc. subsequently purchased certain assets including this lawsuit from the GlycoGenesys bankruptcy estate. Before the Court could issue a decision after the lawsuit went to trial in March 2009, Prospect Therapeutics announced on May 15, 2009, that it had assigned all of its assets for the benefit of creditors and would liquidate. In response, the Company moved to dismiss the lawsuit on various grounds, including failure to prosecute. Prospect’s assets, including the lawsuit, were sold at auction on June 29, 2009, and the new owner of the assets elected not to prosecute. After a post-trial hearing, the Court issued a judgment dated July 17, 2009, dismissing the lawsuit against the Company and Dr. Platt.

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

Overview

We are a development-stage company engaged in the discovery and development of galectin-targeted, carbohydrate therapeutic compounds to treat cancer and fibrosis that we believe enhances existing cancer treatments. We believe our therapeutics could also be used in the treatment of liver, microbial and inflammatory diseases. All of our products are presently in development, including pre-clinical and clinical trials.

Since our inception on July 10, 2000, our primary focus has been the development of a new generation of anti-cancer treatments using carbohydrate polymers that target galectin receptors that are found on all solid tumors. Our compounds are designed to increase survival and improve the quality of life for cancer patients. Our lead product candidate, DAVANAT®, is a patented, new chemical entity that we believe, when administered in combination with a chemotherapy, increases efficacy while reducing adverse side effects of the chemotherapy. We hold the patent on DAVANAT®, which was invented by company founders David Platt, Ph.D., our former Chief Executive Officer, and Anatole Klyosov, Ph.D., our Chief Scientist.

On November 4, 2009 we completed a closing for gross proceeds of $310,000 (net cash proceeds of $296,000) on our offering of Series B-2 for a total of 155,000 shares of Series B-2 and warrants to purchase shares of common stock. We believe that with the funds from the November 4, 2009 closing of the Series B-2 and cash on hand at September 30, 2009, there is sufficient cash to fund operations into December 2009. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

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

Our pre-clinical and clinical trial data also show that DAVANAT® is well tolerated, safe and non-toxic.

We believe, based on the outcome of our clinical trials to date, that DAVANAT® when co-administered with 5-FU or biological drugs is superior to the current standard of care. We also plan to file NDAs for DAVANAT® in combination with other chemotherapeutics and biologics. Biologics are therapeutic products based on materials derived from living materials.

According to its published guidance, the FDA initially determines whether a New Drug Application (“NDA”) filing is complete for purposes of allowing a review, and, if allowed, then determines whether to approve the NDA, a process that takes six or ten months. Upon approval, an applicant may commence commercial marketing and distribution of the approved products. We have retained Camargo Pharmaceutical Services, LLC for regulatory support of our submission with the FDA. Camargo’s expertise in regulatory affairs and submissions includes the preparation and submission of NDAs.

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

Results of Operations

Three and Nine-Months Ended September 30, 2009 Compared to Three and Nine-Months Ended September 30, 2008

Research and Development Expense.

	Three Months Ended September 30,		Nine Months Ended September 30,		2009 as Compared to 2008
					Three Months		Nine Months
	2009	2008	2009	2008	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$289	$338	$865	$1,504	$(49)	(14)%	$(639)	(42)%

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

Our research and development expenses for the three and nine-months ended September 30, 2009, as compared to the three and nine-months ended September 30, 2008, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Direct external expenses:
Clinical programs	$66	$7	$171	$201
Pre-clinical activities	90	152	193	594
All other research and development expenses	133	179	501	709

	$289	$338	$865	$1,504

Clinical program and pre-clinical expenses for the three and nine-month periods ended September 30, 2009, decreased compared to the same periods in 2008, due primarily to overall lower activity as a result of cost containment measures. Specifically, the overall decrease for the three ended September 30, 2009, as compared to the same period in 2008, is due to decreased stock-based compensation ($54,000). For the nine-months ended September 30, 2009, as compared to 2008 is primarily due to decreased stock-based compensation ($120,000) and decreased salaries ($72,000). Also, during the three and nine-months ended September 30, 2008, we incurred costs of $38,000 and $113,000, respectively, related to the filing of our DAVANAT® Drug Master File with the FDA. We expect to initiate a Phase III trial as soon as we are able to raise sufficient additional funds which will serve to increase our research and development expense.

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

General and Administrative Expense.

	Three Months Ended September 30,		Nine Months Ended September 30,		2009 as Compared to 2008
					Three Months		Nine Months
	2009	2008	2009	2008	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$961	$601	$4,111	$2,721	$360	60%	$1,390	51%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the increase for the three-months ended September 30, 2009 as compared to the same period in 2008 is due to increased payroll ($127,000) as we restored employee salaries to original levels, stock-based compensation ($138,000), and business development expenses ($89,000) as we increased our marketing efforts in South America. The primary reason for the increase for the nine-months ended September 30, 2009 as compared to the same period in 2008 is due to increased business development expenses ($110,000) as we increased our marketing efforts in South America, stock-based compensation ($692,000) and increased payroll ($555,000) due to the recognition of severance obligations related to the departure of our former chief executive officer.

Other Income and Expense. Other income and expense for the three and nine-months ended September 30, 2009 was a loss of $119,000 and $1,831,000, respectively, as compared to a gain of $1,153,000 and $1,890,000, respectively, for the three and nine-months ended September 30, 2008. During the three and nine-months ended September 30, 2009, we recognized a total loss of $122,000 and $1,836,000, respectively, in our condensed consolidated statements of operations related to the change in fair value of warrant liabilities.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of September 30, 2009, we raised a net total of $42.8 million from these offerings. At September 30, 2009, we had $468,000 of unrestricted cash and cash equivalents available to fund future operations.

On November 4, we completed a closing for gross proceeds of $310,000 (net cash proceeds of $296,000) on our offering of Series B-2 for a total of 155,000 shares of Series B-2 and warrants to purchase shares of common stock. We believe that with the funds from the November 4, 2009 closing of the Series B-2 and cash on hand at September 30, 2009, there is sufficient cash to fund operations into December 2009. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. We are actively seeking to raise additional capital and have significantly reduced our administrative and clinical spending. If we are unsuccessful in raising additional capital before the end of December 2009, we may be required to cease operations or seek bankruptcy protection. Our Form 10-K, which was filed with the SEC on March 30, 2009, contained an audit opinion that expresses doubt about our ability to continue as a going concern for a reasonable period of time. In light of our current financial position and the uncertainty of raising sufficient capital to achieve our business plan, there is substantial doubt about our ability to continue as a going concern. Net cash used in operations decreased by $1,098,000 to $3,065,000 for the nine months ended September 30, 2009, as compared to $4,163,000 for the nine months ended September 30, 2008. Cash operating expenses decreased principally due to decreased research and development activities and cost containment measures during the period which required overall lower cash expenditures.

No cash was provided by or used in investing activities during the nine-months ended September 30, 2009, essentially unchanged from the same period in 2008.

Net cash provided by financing activities was $3,215,000 during the nine-months ended September 30, 2009 as compared to $3,654,000 during the nine-months ended September 30, 2008, due primarily to the transactions described below.

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

On August 12, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 150,000 shares of Series B-2 convertible into 600,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 300,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 300,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 1,200,000 shares of common stock. Net proceeds from the closing were $287,000.

On September 30, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 162,500 shares of Series B-2 convertible into 650,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 325,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 325,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 1,200,000 shares of common stock. Net proceeds from the closing were $305,000.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at September 30, 2009, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$499	$264	$235	$—	$—
Separation agreement	472	154	318	—	—

Total payments due under contractual obligations	$971	$418	$553	$—	$—

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

Separation agreement. In February 2009, we entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., our former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides that we shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that we may defer payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). However, all deferred amounts will continue to accrue and will be payable on the earlier of (i) the Company receiving a minimum of $4.0 million of funding after February 12, 2009, or (ii) February 12, 2011. We also agreed to continue to (i) provide health and dental insurance benefits to Dr. Platt, until the first to occur of February 12, 2011 or the date Dr. Platt and his family become eligible to receive health and dental insurance benefits under the plans of a subsequent employer and (ii) make the current monthly lease payments on his automobile until February 12, 2011. We recognized the full amount of the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance is reflected in accrued expenses ($154,000) and in Other long-term liabilities ($318,000) on our Consolidated Balance Sheet at September 30, 2009.

The Separation Agreement provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the DAVANAT® technology (whether or not such technology is patented); (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company; or (iii) the renewed listing of our securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to nine months, and if we have insufficient cash at the time of any of such events, we may issue Dr. Platt a secured promissory note for such amount. If we file a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestones as described, we have not accrued for the $1.0 million severance as of September 30, 2009. When it is deemed probable that one of the milestone events will be achieved, we will then recognize the $1.0 million severance at that time.

The Separation Agreement also provides that upon (i) the consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50.0 million of royalty revenue, we will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 300,000 shares of our common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant and (ii) approval by the FDA of the first NDA for any of our drug or drug delivery candidates based on DAVANAT® technology (whether or not such technology is patented), we will grant Dr. Platt fully vested cashless stock option with identical terms to purchase at least 500,000 shares of common stock. Due to the uncertainties regarding the achievement of any of the milestones as described, we have not recognized the value of the unissued stock options as of September 30, 2009. When it is deemed probable that one of the milestone events will be achieved, we will then recognize the expense related to the issuance of the stock options at that time based on the then current fair value.

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

Recent Accounting Pronouncements

In June, 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. While the adoption of the ASC as of September 30, 2009 changes how the Company references accounting standards, the adoption did not have an impact on its financial position, results of operations, or cash flows.

On January 1, 2009, the principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired were revised. Disclosure requirements were also established, which will enable financial statement users to evaluate the nature and financial effects of business combinations. Among other things, the amendments to the accounting principles and requirements expand the definitions of a business and business combination, require recognition of contingent consideration at fair value on the acquisition date and require acquisition-related transaction costs to be expensed as incurred. The impact of adopting this accounting standard on the Company’s financial position, results of operations, and cash flows was not significant. On January 1, 2009, the Company adopted the fair value measurements and disclosures provisions for nonfinancial assets and nonfinancial liabilities, which were previously deferred. These provisions establish a framework for measuring fair value and expand financial statement disclosures about fair value measurements. Items to which these provisions apply include nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, or recurring fair value measurements of nonfinancial assets and nonfinancial liabilities, which are not disclosed at fair value in the consolidated financial statements. The Company did not have nonfinancial assets or nonfinancial liabilities covered by these provisions which required remeasurement upon adoption or during the nine months ended September 30, 2009, and therefore there was no impact of adoption on its financial position, results of operations, or cash flows.

On January 1, 2009, the Company adopted the accounting standard for ownership interests in subsidiaries held by parties other than the parent, which establishes accounting for the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This accounting standard also establishes reporting requirements that provide enhanced disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The impact of adopting this accounting standard on the Company’s financial position, results of operations, and cash flows was not significant.

On January 1, 2009, the Company adopted amendments to the accounting standard addressing derivatives and hedging. The amendments change the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under U.S. GAAP, and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. The adoption of these amendments required additional disclosure only, and therefore did not have an impact on the Company’s financial position, results of operations, or cash flows.

On January 1, 2009, the Company adopted amendments to the accounting standard addressing intangibles, goodwill and other assets. The amendments provided new guidance to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under U.S. GAAP. The adoption of these amendments did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

On June 30, 2009, the Company adopted amendments to the accounting standard for financial instruments. The amendments require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of these amendments has resulted in additional disclosures only in the Company’s interim financial statements, and therefore did not impact its financial position, results of operations or cash flows.

On June 30, 2009, the Company adopted amendments to the accounting standard addressing subsequent events. The amendments provide guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments require entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The amendments required additional disclosures only, and therefore did not have an impact on our financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of September 30, 2009, we had $2,094,000 of outstanding warrant liabilities. We account for the warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934). Based on this evaluation, our CEO and CFO concluded that (i), as of September 30, 2009, our disclosure controls and procedures were effective, and (ii) during the quarter ended September 30, 2009, no change in our internal control over financial reporting has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, and matters described below, there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

In January 2004, David Platt, Ph.D., our former Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc., which asserted counterclaims against us related to our intellectual property. Prospect Therapeutics, Inc. subsequently purchased certain assets including this lawsuit from the GlycoGenesys bankruptcy estate. Before the Court could issue a decision after the lawsuit went to trial in March 2009, Prospect Therapeutics announced on May 15, 2009, that it had assigned all of its assets for the benefit of creditors and would liquidate. In response, we moved to dismiss the lawsuit on various grounds, including failure to prosecute. Prospect’s assets, including the lawsuit, were sold at auction on June 29, 2009, and the new owner of the assets elected not to prosecute. After a post-trial hearing, the Court issued a judgment dated July 17, 2009, dismissing the lawsuit against us and Dr. Platt.

Item 1A.	Risk Factors

The risks we face, as set forth Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, have not changed materially during the three months ended September 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 12, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 150,000 shares of Series B-2 convertible into 600,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 300,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 300,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 1,200,000 shares of common stock. Net proceeds from the closing were $287,000. These securities were issued in a transaction exempt from registration afforded by Section 4(2) of the Securities Act of 1933.

On September 30, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 162,500 shares of Series B-2 convertible into 650,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 325,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 325,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 1,200,000 shares of common stock. Net proceeds from the closing were $305,000. These securities were issued in a transaction exempt from registration afforded by Section 4(2) of the Securities Act of 1933.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Document	Note Reference

3.1	Articles of Incorporation of Pro Pharmaceuticals, Inc., dated January 23, 2001, as filed with the Secretary of State of the State of Nevada.	1

3.2	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 28, 2004.	2

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007.	3

3.4	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 29, 2008.	4

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on February 11, 2009.	5

3.6	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 27, 2009.	6

3.7	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on August 12, 2009.	7

10.1	Letter Agreement with 10-X Fund, LP dated August 11, 2009.	7

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
1.	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.
2.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2004.
3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2008.

5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2009.
7.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2009.

Item 10.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2009.

PRO-PHARMACEUTICALS, INC.

By:	/S/ THEODORE D. ZUCCONI
Name:	Theodore D. Zucconi.
Title:	Chief Executive Officer

/S/ ANTHONY D. SQUEGLIA
Name:	Anthony D. Squeglia
Title:	Chief Financial Officer