Form 10-K
period 2009-12-31
PRO PHARMACEUTICALS INC
filed 2010-03-12
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009 was $13.0 million.

The number of shares outstanding of the registrant’s common stock as of March 1, 2010 was 51,742,090.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and can be identified by the use of forward-looking terminology such as “project,” “may,” “could,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These forward-looking statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in these statements. The following are some of the important factors that could cause our actual performance to differ materially from those discussed in the forward-looking statements:

•	We have incurred significant operating losses since our inception and cannot assure you that we will generate revenue or profit.

•	As a result of our lack of financial liquidity and negative stockholders’ equity, our auditors have indicated there is uncertainty of our ability to continue as a “going concern.”

•	If we fail to raise additional capital by the end of April 2010, we may need to significantly curtail operations, cease operations or seek federal bankruptcy protection.

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

We are a development-stage company engaged in the discovery and development of therapeutics that target Galectin receptors that we believe enhance existing cancer treatments and could also be used in the treatment of liver, microbial and inflammatory diseases. All of our products are presently in development, including pre-clinical and clinical trials.

Since our inception on July 10, 2000, our primary focus has been the development of a new generation of anti-cancer treatments using polysaccharide polymers which are aimed at increasing survival and improving the quality of life for cancer patients. Our lead product candidate, DAVANAT®, is a patented new chemical entity that we believe, when administered in combination with chemotherapy, increases the efficacy while reducing adverse side effects of the chemotherapy. We hold the patent on DAVANAT®, which was invented by company founders David Platt, Ph.D., our former Chief Executive Officer, and Anatole Klyosov, Ph.D., our Chief Scientist.

On February 12, 2009, David Platt, Ph.D. resigned as Chairman of our Board of Directors and as Chief Executive Officer and each of Dale H. Conaway, Dr. Henry J. Esber and Dr. James T. Gourzis resigned from our Board of Directors. Theodore Zucconi, Ph.D. was named our Chief Executive Officer and President. Also, on February 12, 2009, James C. Czirr, Rod Martin, Gilbert Amelio, Ph.D. and Peter Traber, M.D., were elected to our Board of Directors. Mr. Czirr and Mr. Martin were designated as the Series B Directors and Dr. Amelio and Dr. Traber were the Series B Nominees under the terms of our Series B convertible preferred stock agreement announced on February 12, 2009.

In 2002, the Federal Drug Administration (“FDA”) granted us an Investigational New Drug application (“IND”), for use of DAVANAT® in combination with 5-fluorouracil (“5-FU”), to treat late-stage cancer patients with solid tumors. 5-FU is FDA-approved and one of the most widely used chemotherapies for treatment of various types of cancer, including colorectal, breast and gastrointestinal. In September 2008, we submitted a clinical and pre-clinical package to the FDA in support of our DAVANAT® New Drug Application (“NDA”). The FDA reported to us in its minutes for the December 2008 meeting that we will be required to conduct a Phase III trial to demonstrate superiority to the best standard of care for late stage colorectal cancer patients. We believe that using DAVANAT® in combination with 5-FU enables greater absorption of the chemotherapy in cancer cells while reducing its toxic side effects.

We plan to submit an NDA for co-administration of DAVANAT® with 5-FU for the indication of colorectal cancer.

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

Our Strengths and Strategies

Focus on novel therapeutic opportunities that target Galectin receptors.    We believe our company is one of the pioneers focused on development of therapeutics that target Galectin receptors to treat cancer. Carbohydrate molecules, which are essential to the transmission and recognition of cellular information, have been shown to play an important role in major diseases including cancer, cardiovascular disease, Alzheimer’s disease, inflammatory disease and viral infections. We believe this offers a largely untapped area for treatment of disease including chemotherapeutics, infection treatment, vaccines and antibiotics.

Leverage extensive scientific expertise.    Our scientists have substantial expertise, developed over decades, in the area of carbohydrates that target Galectin receptors. Our team has conducted research in therapeutic application of carbohydrate-based therapeutics for more than 20 years. Dr. Klyosov, who headed the Carbohydrate Research Laboratory at the USSR Academy of Sciences and was a visiting biochemistry professor at Harvard Medical School, holds more than 20 patents. We believe that his expertise, supplemented by members of our Scientific and Medical Advisory Boards, provides us with a substantial advantage in this relatively new area of drug development.

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

Apply our technology to broad range of applications.    Our research indicates that DAVANAT® has the potential for broad application. Following development of DAVANAT® in combination with chemotherapies and biologics, we plan to combine it with other drugs to extend its use to treat other serious diseases. Generally speaking, a biologic is a therapeutic product based on materials derived from living materials, whereas chemotherapies are chemical compounds, typically used in cancer treatment. Pre-clinical studies indicate that DAVANAT®, and other proprietary therapeutics we have in development, may have application for advanced treatment of liver, microbial and inflammatory diseases. This could substantially increase the marketability of our products.

Product Development

We are initially developing a pipeline of compounds that may be combined with chemotherapies, such as 5-FU and biologics, such as Avastin®, so as to improve the clinical benefit to cancer patients. Based on our research, we believe DAVANAT®, when combined with chemotherapies and biologics can significantly increase the clinical benefit to cancer patients by extending survival and increasing quality of life. Our lead product candidate, DAVANAT®, is a patented new chemical entity that has completed Phase II trials for treatment of colorectal cancer in combination with 5-FU.

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

In addition, results of pre-clinical studies we have conducted in mice show that more 5-FU accumulates in the tumor when co-administered with DAVANAT® than when 5-FU is administered alone in the mice. Our pre-clinical and clinical trial data also show that DAVANAT® is safe and non-toxic.

Our NDA for DAVANAT® will seek FDA approval for co-administration of DAVANAT® with 5-FU for intravenous injection for the treatment of colorectal cancer. We plan additionally to file NDAs for DAVANAT® in combination with other chemotherapeutics and biologics.

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

We are also developing other therapeutic compounds for treatment of other serious disease, such as liver and kidney fibrosis. These product candidates are all in the pre-clinical stage of development. We entered into research collaborations with the Mount Sinai School of Medicine to study the anti-fibrotic effects of our compounds on liver fibrosis and with Brigham and Women’s Hospital to evaluate the anti-fibrotic effects of these compounds to treat acute and chronic kidney disease. Our compound reduced collagen expression and reversed fibrosis in animal models. Whereas previously in vitro data indicated a reversal of fibrosis markers, in this proof-of-concept animal study, the compounds clearly reduced collagen expression and reversed liver fibrosis.

DAVANAT®

DAVANAT®, our lead product candidate in development, is a proprietary polysaccharide polymer comprised of mannose and galactose that is derived from plant sources and has a precisely defined chemical structure. More specifically, it is galactomannan which is isolated from seeds of guar and subjected to a controlled partial chemical and physical degradation. Guar is a legume grown in the United States and elsewhere for a wide variety of food and non-food uses.

We believe the mechanism of action for DAVANAT® is based upon interaction with lectins, which are cell surface proteins that bind only to a particular kind of carbohydrate. DAVANAT® is formulated to attach to specific lectins, called galectins, which are abundant on the surface of tumor cells, while selectively avoiding healthy tissue. We believe the structure of DAVANAT® is such that it is attracted to Galectin receptors that are specific and over-expressed on cancer cells. The Galectin receptor effectively interacts with DAVANAT® and the chemotherapy and/or biologic combination and assists in the accumulation of the chemotherapy in the cancer cell. This may allow for administration of higher doses of chemotherapy thereby increasing efficacy while reducing toxicity.

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

Clinical Trial Development of DAVANAT®

Results from our Phase II clinical trial data in late-stage cancer patients shows that DAVANAT® extends median survival to 6.7 months from 4.6 months (or a 46% increase) after other treatments were exhausted. The results of this trial also demonstrated reduction of adverse gastrointestinal, hematological and other side effects of chemotherapy treatment.

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

•

Phase II Trial for Late Stage Patients with Metastatic Colorectal Cancer.    In 2004, we initiated a Phase II clinical trial to further evaluate DAVANAT® for late-stage patients with metastatic colorectal cancer. The multi-center, open label, single-dose level study was designed to evaluate up to 15 patients in stage one, and up to 18 patients in stage two. The study, which was designed to evaluate the efficacy and safety of DAVANAT® in combination with chemotherapy when administered in monthly cycles, had two objectives: (1) to document the rate of response and stabilization of patients with advanced colorectal cancer; and (2) to continue evaluating the safety of the DAVANAT® in combination 5-FU. Dosing of patients began in May 2005. We stopped recruiting for the study in May 2006 because we achieved our objective. The data for the study indicates that based on objective tumor assessment one patient experienced a partial tumor response and the disease was stabilized in 6 of 20 patients. Data on 20 patients from this trial showed that DAVANAT® extended median survival. We tracked these patients and gathered data after they left the trial. The patients entered the trial with disease that progressed despite previously being treated with standard chemotherapies and biologics.

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

See “Risk Factors — Risks Related to our Company — We have one drug candidate in clinical trials and results are uncertain” for additional discussion of risks related to clinical trials.

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

As of December 31, 2009, we held five U.S. patents and have patent applications pending from the U.S. Patent and Trademark Office. Many of our patents and patent applications cover methods and composition for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent. We have corresponding patent applications pending in Europe, Canada, Israel, Brazil, Japan, China and Australia. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to the Drug Development Industry — Our competitive position depends on protection of our intellectual property.

Research

Our initial focus is on the design and analysis of Galectin targeting therapeutics to improve the clinical benefit of chemotherapeutic agents and biologics. We contract with independent laboratories and other facilities to conduct our research, which is designed, evaluated and managed by our scientists. We do not anticipate building in-house research or development facilities or hiring staff other than for purposes of designing and managing our out-sourced research.

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

Our research and development expenditures totaled $18.5 million for the cumulative period from inception (July 10, 2000) through December 31, 2009. During the years ended December 31, 2009 and 2008, our expenditures for research and development were $1.1 million and $1.8 million, respectively.

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

Because our products are in the development stage, we have not created a sales and marketing staff to commercialize pharmaceutical products. If we develop products eligible for commercial sale, we will need to develop a sales and marketing capability or rely on third parties such as licensees, collaborators, joint venture partners or independent distributors to market and sell those products. Our dependence on third-party manufacturers and marketers will involve risks relating to our reduced control, and other risks including those discussed in “Risk Factors — Risks Related to our Company — We will depend on third parties to manufacture and market our products and to design trial protocols, arrange for and monitor the clinical trials, and collect and analyze data.”

Competition

Many biotechnology and pharmaceutical companies are developing new technologies for the treatment of cancer and other diseases. Technologies such as monoclonal antibodies, developed by Genentech, Inc., could be competitive with our Galectin therapeutic platforms. Companies, such as Momenta Pharmaceuticals Inc., are developing technologies to improve or develop new or existing drugs. Other companies, such as ImClone Systems Incorporated, are trying to improve the therapeutic profile of widely used protein-based drugs. While these companies may broaden the market for our products they may also provide competitive alternatives to our products.

See “Risk Factors — Risks Related to the Drug Development Industry — We face intense competition in the biotechnology and pharmaceutical industries” for additional discussion related to our current and potential competition.

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

See “Risk Factors — Risks Related to the Drug Development Industry — We will need regulatory approvals to commercialize our products” for additional discussion of regulatory risks related to our drug development program.

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

FDA “Orphan Drug” Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. As well, orphan drugs usually receive ten years of marketing exclusivity in the European Union. We currently are not seeking orphan drug designation.

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

Employees

As of December 31, 2009, we had six full-time employees, two of whom were involved primarily in management of our pre-clinical research and development and clinical trials and four who were involved primarily in financial management and administration of our company. We also had one part-time contractor who provides manufacture and clinical trial support and two part-time contractors, one of whom provides financial management services and the other of whom serves as our medical director.

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

We have incurred net losses to date and must raise additional capital by the end of April 2010 in order to continue to operate.

We have incurred net losses in each year of operation since our inception in July 2000. Our accumulated deficit as of December 31, 2009 was $47.7 million. We will need to continue to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, we expect will result in substantial operating losses for the next several years. Accordingly, we do not expect to be generating sales or other revenue and will remain dependent on outside sources of financing during that time. If we are unable to raise funds from outside sources for our continuing operations, we may be adversely affected.

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

Based on $251,000 of unrestricted cash as of December 31, 2009, combined with $308,000 and $322,000, net, respectively, received from offerings of our Series B-2 financings on January 29 and March 8, 2010, we believe that we have sufficient cash to meet our financial and operating obligations into April 2010. We will require more cash to fund our operations and believe that we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be obtainable on terms favorable to us. We have taken steps to reduce our administrative and clinical spending, however, we must raise additional cash by the end of April 2010, or we may not be able to continue operations and may be forced to seek bankruptcy protection.

We were a counterclaim defendant in a lawsuit instituted by our former Chief Executive Officer that relates to certain of our intellectual property.

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

On January 30, 2008, Custom Equity Research, Incorporated (d/b/a Summer Street Research Partners) filed a lawsuit against us in the Superior Court of the Commonwealth of Massachusetts, alleging claims for breach of contract, declaratory judgment and unjust enrichment arising out of an engagement letter under which Summer Street agreed to provide institutional investment placement services to us. Summer Street claims it is entitled to a placement fee for each placement made during the term of the agreement and for each issuance of securities made or agreed to be made by us from October 17, 2007 through November 16, 2008. We initially responded to the lawsuit with a motion to dismiss, which the Court denied on June 23, 2008, finding that the letter agreement was ambiguous with respect to Summer Street’s entitlement to compensation. The Court also denied Summer Street’s motion for a pre-judgment attachment and trustee process, preliminarily finding that Summer Street was not likely to prevail on any of its claims. On July 3, 2008, we filed our answer, denying Summer Street’s material allegations. The parties are currently engaged in discovery and no trial date has been set for this matter. We believe the lawsuit is without merit and intend to contest it vigorously. However, if we were to receive an adverse decision, we might be required to pay cash damages to Summer Street which could have a material adverse effect on our financial position.

Our drug candidates are based on novel unproven technologies.

Our drug candidates in development are based on novel unproven technologies using proprietary compounds in combination with FDA approved drugs currently used in the treatment of cancer and other diseases. Therapeutics that target Galectin receptors are difficult to synthesize and we may not be able to synthesize them in a way that would make them usable as target delivery vehicles for the anti-cancer drugs.

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

We are highly dependent on Anatole Klyosov, Ph.D., our Chief Scientist who has scientific technical or other business expertise and experience that is critical to our success. The loss of Dr. Klyosov, or failure to attract or retain other key personnel, could prevent us from pursuing collaborations or developing our products and core technologies.

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

Our common stock was delisted from trading on the NYSE Alternext US is now quoted on the OTC Bulletin Board.

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

Our Articles of Incorporation authorizes issuance of capital stock including 20,000,000 undesignated shares, and empowers our Board of Directors to prescribe by resolution and without shareholder approval a class or series of undesignated shares, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. The Board previously authorized a series of preferred stock comprised of 5,000,000 shares designated as Series A 12% preferred stock, of which 1,642,500 shares are issued and outstanding, in which each share has one vote and votes on an as-converted basis with our common stock. The Board on February 12, 2009, authorized and designated two series of preferred stock comprised Series B-1 preferred stock, of which 900,000 shares are authorized, issued and outstanding, and Series B-2 preferred stock, comprised of 2,100,000 authorized shares, of which 1,330,000 are outstanding at December 31, 2009. Each share of Series B-1 preferred stock and Series B-2 preferred stock is convertible into four shares of our common stock and, in addition to a separate class vote with respect to certain matters, votes on an as-converted basis as a class with our common stock.

We may need to request our shareholders to authorize additional shares of common stock in connection with subsequent equity finance transactions.

We are authorized to issue 300,000,000 shares of common stock, of which 51,742,090 shares were issued and outstanding on December 31, 2009. We have reserved 13,642,500 shares of common stock for issuance upon conversion of our Series A 12% preferred stock and Series B-1 and Series B-2 preferred stock, 60,647,505 shares for issuance upon exercise of our outstanding stock options and warrants and 10,090,000 shares for issuance for warrants related to additional Series B-2 offerings and for the achievement of consultant milestones. If all of these securities were converted or exercised, a total of approximately 136,122,000 shares of our common stock would be outstanding. In addition, certain dilutive finance transactions could require us to reserve additional shares if certain of our warrants become exercisable for additional shares as a result of anti-dilution protection provisions. As a result, we may have insufficient shares of common stock available to issue in connection with a future equity finance transaction, and accordingly may be required at an annual or special meeting of shareholders to seek approval of an increase in the number of our authorized shares of common stock before undertaking or as a condition to completing an offering. We cannot assure you that our shareholders would authorize an increase in the number of shares of our common stock.

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

We lease 9,400 square feet for our executive offices located at 7 Wells Avenue, Newton, Massachusetts. We have a five year lease that commenced in August 2006 with an option to extend for an additional five years. We believe this space is suitable for our present operations and adequate for foreseeable expansion of our business.

Item 3.	Legal Proceedings

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, the Company has no pending legal proceedings except as follows:

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

Item 4.	Reserved

No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Following the delisting of our common stock from the NYSE Alternext US as of the close of trading on January 9, 2009, our common stock has been quoted on the OTC Bulletin Board since January 21, 2009 under the symbol “PRWP.OB”. The high and low sale prices for our common stock as reported on the NYSE Alternext US and OTC Bulletin Board, for the periods indicated below were as follows:

	High	Low
Fiscal Year Ended December 31, 2009
First Quarter	$0.42	$0.05
Second Quarter	$0.59	$0.20
Third Quarter	$0.50	$0.27
Fourth Quarter	$0.44	$0.24
Fiscal Year Ended December 31, 2008
First Quarter	$0.70	$0.26
Second Quarter	$0.48	$0.25
Third Quarter	$0.39	$0.17
Fourth Quarter	$0.30	$0.05

Holders of Common Stock

As of February 16, 2010, there were 279 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders. Based on information available to us, we believe there are 3,923 non-objecting beneficial owners of our shares of our common stock in addition to the record holders.

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

During 2009, we issued 900,000 shares of Series B-1 Convertible Preferred Stock and 1,330,000 shares of Series B-2 Convertible Preferred Stock, which pay dividends at the rate of 12% per share per annum payable, at our option, in cash or Common Stock valued at $0.50 as amended in August 2009. It is our intent to make the dividend payments with shares of common stock.

Item 6.	Selected Consolidated Financial Data

The information called for by this Item is not applicable to us because we are a smaller reporting company.

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

Overview

We are a development-stage company engaged in the discovery and development of therapeutics that target Galectin receptors that we believe enhance existing cancer treatments. We believe our therapeutics could also be used in the treatment of liver, microbial and inflammatory diseases. All of our products are presently in development, including pre-clinical and clinical trials.

Since our inception on July 10, 2000, our primary focus has been the development of a new generation of anti-cancer treatments using polysaccharide polymers which are designed to increase survival and improve the quality of life for cancer patients. Our lead product candidate, DAVANAT®, is a patented, new chemical entity that we believe, when administered in combination with chemotherapy or biolgics, increases efficacy while reducing adverse side effects of the chemotherapy. We hold the patent on DAVANAT®, which was invented by company founders David Platt, Ph.D., our former Chief Executive Officer, and Anatole Klyosov, Ph.D., our Chief Scientist.

On January 29, 2010 and March 8, 2010, we completed closings for gross proceeds of $325,000 and $335,000, respectively, (net cash proceeds of $308,00 and $322,000, respectively) of Series B-2 redeemable convertible preferred stock (“Series B-2”) for a total of 162,500 and 167,500 shares, respectively, of Series B-2 and warrants to purchase shares of common stock. We believe that with the funds from the January 29 and March 8, 2010 closings of the Series B-2 and unrestricted cash on hand of $251,000 at December 31, 2009, there is sufficient cash to fund operations into April 2010. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital before the end of April 2010, we may be required to cease operations or seek bankruptcy protection. In light of our current financial position and the uncertainty of raising sufficient capital to achieve our business plan, there is substantial doubt about our ability to continue as a going concern.

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

According to its published guidance, the FDA initially determines whether a NDA filing is complete for purposes of allowing a review, and, if allowed, then determines whether to approve the NDA, a process that takes six or ten months. Upon approval, an applicant may commence commercial marketing and distribution of the approved products. We have retained Camargo Pharmaceutical Services, LLC for regulatory support of our submission with the FDA. Camargo’s expertise in regulatory affairs and submissions includes the preparation and submission of NDAs.

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

Results of Operations from the Years Ended December 31, 2009 and 2008

Research and Development Expense

	Year ended December 31,		2009 as Compared to 2008
	2009	2008	$ Change	% Change
	(In thousands, except %)
Research and development	$1,110	$1,774	$(664)	(37)%

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

Our research and development expenses for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Direct external expenses:
Clinical programs	$114	$244
Pre-clinical activities	310	681
All other research and development expenses	686	849

	$1,110	$1,774

Clinical program and pre-clinical expenses for the year ended December 31, 2009, decreased compared to the same periods in 2008, due primarily to overall lower activity as a result of cost containment measures. Specifically, the overall decrease for the year ended December 31, 2009 as compared to 2008, is due to decreased stock-based compensation ($173,000), decreased compensation ($47,000) and decreased direct external expenses related to clinical programs and pre-clinical activities ($501,000). Also, during 2008, we incurred costs related to the filing of our DAVANAT® Drug Master File with the FDA as well as expenses related to our Phase II colorectal and biliary cancer trials which were not incurred during 2009. We expect to initiate a Phase III trial as soon as we are able to raise sufficient additional funds which will serve to increase our research and development expense.

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

General and Administrative Expense

	Year ended December 31,		2009 as Compared to 2008
	2009	2008	$ Change	% Change
	(In thousands, except %)
General and administrative	$4,983	$3,552	$1,431	40%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the increased expense during the year ended December 3, 2009 as compared to 2008 is due to increased business development expenses ($172,000) as we increased our business development efforts, increased stock-based compensation in the form of employee options ($827,000) and increased compensation costs ($765,000) due primarily to the recognition of severance obligations related to the departure of our former chief executive officer. These expense increases were offset by decreased legal and accounting costs ($243,000).

Other Income and Expense

Other income and expense for the years ended December 31, 2009 and 2008 was a loss of $1,369,000 and a gain of $2,175,000, respectively, due primarily to the change in fair value of warrant liabilities.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2009, we raised a net total of $43.4 million from these offerings. At December 31, 2009, we had $251,000 of unrestricted cash and cash equivalents available to fund future operations.

On January 29, 2010 and March 8, 2010, we completed closings for gross proceeds of $325,000 and $335,000, respectively, (net cash proceeds of $308,00 and $322,000, respectively) of Series B-2 redeemable convertible preferred stock (“Series B-2”) for a total of 162,500 and 167,500 shares, respectively, of Series B-2 and warrants to purchase shares of common stock. We believe that with the funds from the January 29 and March 8, 2010 closings of the Series B-2 and cash on hand at December 31, 2009, there is sufficient cash to fund operations into April 2010. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. We are actively seeking to raise additional capital and have significantly reduced our administrative and clinical spending. If we are unsuccessful in raising additional capital before the end of April 2010, we may be required to cease operations or seek bankruptcy protection. In light of our current financial position and the uncertainty of raising sufficient capital to achieve our business plan, there is substantial doubt about our ability to continue as a going concern. Net cash used in operations decreased by $778,000 to $3,887,000 for 2009, as compared to $4,665,000 for 2008. Cash operating expenses decreased principally due to decreased research and development activities and cost containment measures during the period which required overall lower cash expenditures.

No cash was provided by or used in investing activities during 2009, essentially unchanged from the same period in 2008.

Net cash provided by financing activities was $3,820,000 during 2009 as compared to $3,655,000 during 2008, due primarily to the transactions described below.

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

During 2009, in a series of closings, the Company issued and sold to 10X Fund, LP an aggregate of: (i) 1,330,000 shares of Series B-2 convertible preferred stock (“Series B-2 redeemable convertible preferred stock” or “Series B-2”) convertible into 5,320,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 2,660,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 2,660,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 10,640,000 shares of common stock. Net proceeds from these closings were $2,472,000 in 2009.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at December 31, 2009, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$434	$267	$167	$—	$—
Separation agreement	434	154	280	—	—

Total payments due under contractual obligations	$868	$421	$447	$—	$—

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

Separation agreement.    In February 2009, we entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., our former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides that we shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that we may defer payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). However, all deferred amounts will continue to accrue and will be payable on the earlier of (i) the Company receiving a minimum of $4.0 million of funding after February 12, 2009, or (ii) February 12, 2011. We also agreed to continue to (i) provide health and dental insurance benefits to Dr. Platt, until the first to occur of February 12, 2011 or the date Dr. Platt and his family become eligible to receive health and dental insurance benefits under the plans of a subsequent employer and (ii) make the current monthly lease payments on his automobile until February 12, 2011. We recognized the full amount of the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance is reflected in accrued expenses ($154,000) and in Other long-term liabilities ($280,000) on our Consolidated Balance Sheet at December 31, 2009.

The Separation Agreement provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the DAVANAT® technology (whether or not such technology is patented); (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company; or (iii) the renewed listing of our securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to nine months, and if we have insufficient cash at the time of any of such events, we may issue Dr. Platt a secured promissory note for such amount. If we file a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestones as described, we have not accrued for the $1.0 million severance as of December 31, 2009. When it is deemed probable that one of the milestone events will be achieved, we will then recognize the $1.0 million severance at that time.

The Separation Agreement also provides that upon (i) the consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50.0 million of royalty revenue, we will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 300,000 shares of our common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant and (ii) approval by the FDA of the first NDA for any of our drug or drug delivery candidates based on DAVANAT® technology (whether or not such technology is patented), we will grant Dr. Platt fully vested cashless stock option with identical terms to purchase at least 500,000 shares of common stock. Due to the uncertainties regarding the achievement of any of the milestones as described, we have not recognized the value of the unissued stock options as of December 31, 2009. When it is deemed probable that one of the milestone events will be achieved, we will then recognize the expense related to the issuance of the stock options at that time based on the then current fair value.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this annual report on Form 10-K. Certain of our accounting policies, however, are critical to the portrayal of our financial position and results of operations and require the application of significant judgment by our management, which subjects them to an inherent degree of uncertainty. In applying our accounting policies, our management uses its best judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Our more significant estimates include stock option and warrant liability valuations and performance vesting features of certain of these instruments, useful lives and potential impairment of property and equipment and intangible assets, accrued liabilities, deferred income taxes and cash flow. These estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information available from other outside sources, and on various other factors that we believe to be appropriate under the circumstances. We believe that the critical accounting policies discussed below involve more complex management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

Intangible Assets.    Intangible assets include patent costs, consisting primarily of related legal fees, which are capitalized as incurred and amortized over an estimated useful life of five years from issuance. We review the intangible assets for potential impairment on an annual basis or whenever events or changes in circumstances indicate that the asset may be impaired.

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

Warrants.    We have issued common stock warrants in connection with the execution of certain equity and debt financings and consulting agreements. Certain warrants are accounted for as derivative liabilities at fair value. Such warrants do not meet the criteria that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.” Warrants that are not considered derivative liabilities are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end.

Stock-Based Compensation.    Through December 31, 2005, we accounted for stock-based compensation to employees and non-employee directors under the intrinsic value method under which no compensation expense was recognized for stock options granted at fair market value and with fixed terms. On January 1, 2006, we adopted rules requiring companies to recognize stock-based compensation awards as compensation expense on a fair value method. These rules were adopted using the modified prospective method, which applied the rules to the consolidated financial statements on a going-forward basis. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. For awards that have performance based vesting conditions we recognize the expense over the estimated period that the awards are expected to be earned. We use the Black-Scholes option-pricing model to calculate the grant date fair value of stock options. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, we recorded the impact of forfeitures as they occurred.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. While the adoption of the Codification as of September 30, 2009 changes how the Company references accounting standards, the adoption did not have an impact on its financial position, results of operations, or cash flows.

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

On January 1, 2009, the Company adopted the fair value measurements and disclosures provisions for nonfinancial assets and nonfinancial liabilities, which were previously deferred. These provisions establish a framework for measuring fair value and expand financial statement disclosures about fair value measurements. Items to which these provisions apply include nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, or recurring fair value measurements of nonfinancial assets and nonfinancial liabilities, which are not disclosed at fair value in the consolidated financial statements. The Company did not have nonfinancial assets or nonfinancial liabilities covered by these provisions which required remeasurement upon adoption or during the year ended December 31, 2009, and therefore there was no impact of adoption on its financial position, results of operations, or cash flows.

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

On June 30, 2009, the Company adopted amendments to the accounting standard addressing subsequent events. The amendments provide guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments require entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The amendments required additional disclosures only, and therefore did not have an impact on our financial position, results of operations, or cash flows. The Company has evaluated events and transactions that occurred between December 31, 2009 and March 12, 2010, which is the date the consolidated financial statements were issued, for possible disclosure and recognition in the financial statements.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Our management has concluded, based on their evaluation, our disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management conducted an evaluation of internal controls based on the COSO framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

The information required by this Item will be contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, in connection with our 2010 Annual Meeting of Stockholders which is scheduled to be held on May 25, 2010 (the “2010 Proxy Statement”) under the captions “Election of Directors,” “Board of Directors Meetings and Committees of the Board,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.pro-pharmaceuticals.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

Item 11.	Executive Compensation

The information required by this Item will be incorporated by reference from the information under the caption “Compensation of Named Executive Officers” contained in our 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our 2010 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item will be incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in our 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be incorporated by reference from the information under the captions “Audit Fees”, “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Policies and Procedures” contained in our 2010 Proxy Statement.

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

3.	Exhibits

Exhibit Number	Description of Document	Note Reference
3.1	Articles of Incorporation of Pro Pharmaceuticals, Inc., dated January 23, 2001, as filed with the Secretary of State of the State of Nevada.	1

3.2	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 28, 2004.	2

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007.	3

3.4	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 29, 2008.	4

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on February 11, 2009.	5

3.6	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 27, 2009.	24

3.7	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the secretary of State of the State of Nevada on August 12, 2009.	25

3.8	Certificate of Amendment No. 2 to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, as filed with the State of Nevada, on February 17, 2010.	26

3.9	Amended and Restated Bylaws of Pro Pharmaceuticals, Inc.	6

3.10	Amendment to Amended and Restated Bylaws of Pro-Pharmaceuticals, Inc.	7

4.1	Specimen certificate for shares of common stock of registrant.	8

4.2	Form of Class A-1 Common Stock Purchase Warrant	5

4.3	Form of Class A-2 Common Stock Purchase Warrant	5

4.4	Form of Class B Common Stock Purchase Warrant	5

10.1	Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan.	9

Exhibit Number	Description of Document	Note Reference
10.2	Pro-Pharmaceuticals, Inc. 2003 Non-employee Director Stock Incentive Plan.	10

10.3	Employment Agreement, effective January 2, 2004, between Pro Pharmaceuticals, Inc. and David Platt.	11

10.4	Form of Incentive Stock Option Agreement (under the 2001 Stock Incentive Plan).	12

10.5	Form of Non-Qualified Stock Option Agreement (under the 2001 Stock Incentive Plan).	12

10.6	Form of Non-Qualified Stock Option Agreement (under the 2003 Non-Employee Director Stock Incentive Plan).	12

10.7	Form of 7% Convertible Debenture issued on February 14, 2006.	13

10.8	Securities Purchase Agreement dated February 14, 2006, among Pro-Pharmaceuticals, Inc. and the Purchasers named therein.	13

10.9	Registration Rights Agreement dated February 14, 2006, among Pro-Pharmaceuticals, Inc. and the Purchasers named therein.	13

10.10	Form of Common Stock Purchase Warrant issued on February 14, 2006.	13

10.11	Office Lease Agreement dated May 2, 2006 between NS 5/27 Acquisition LLC, landlord, and Pro Pharmaceuticals, Inc., tenant.	14

10.12	Waiver and Exchange Agreement dated March 21, 2007.	15

10.13	Employment Agreement effective October 1, 2007 between Theodore D. Zucconi, President, and Pro Pharmaceuticals, Inc.	16

10.14	Employment Agreement dated May 1, 2003 between Anthony D. Squeglia, and Pro-Pharmaceuticals, Inc. filed upon succession as Chief Financial Officer effective October 1, 2007.	17

10.15	Form of Securities Purchase Agreement for units of Series A 12% Convertible Preferred Stock and Common Stock Purchase Warrants.	3

10.16	Form of Registration Rights Agreement entered into pursuant to Securities Purchase Agreement identified as Exhibit 10.15	3

10.17	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement identified as Exhibit 10.15.	3

10.18	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement identified as Exhibit 10.15.	3

10.19	Amended and Restated Employment Agreement dated December 20, 2007 between Anthony D. Squeglia and Pro Pharmaceuticals, Inc.	18

10.20	Amended and Restated Employment Agreement dated December 19, 2007 between Theodore D. Zucconi and Pro Pharmaceuticals, Inc.	19

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

		20

Exhibit Number	Description of Document	Note Reference
10.22	Form of Common Stock Purchase Warrant issued on February 25, 2008.	20

10.23	Placement Agent Agreement dated February 12, 2008 between Maxim Group LLC and Pro Pharmaceuticals, Inc.	20

10.24	Amended and Restated Employment Agreement dated January 23, 2009 between Anthony D. Squeglia and Pro Pharmaceuticals, Inc.	21

10.25	Amended and Restated Employment Agreement dated January 23, 2009 between Maureen Foley and Pro Pharmaceuticals, Inc.	21

10.26	License Agreement dated November 25, 2008, as amended by letter dated December 15, 2008, between Pro Pharmaceuticals, Inc. and Medi-Pharmaceuticals, Inc.	22

10.27	Securities Purchase Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P.	5

10.28	Form of Class A-1 Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement identified as Exhibit 10.27.	5

10.29	Form of Class A-2 Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement identified as Exhibit 10.27.	5

10.30	Form of Class B Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement identified as Exhibit 10.27.	5

10.31	Promissory Note dated February 12, 2009 issued by Pro Pharmaceuticals, Inc. in favor of 10X Fund, L.P.	5

10.32	Security Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P.	5

10.33	Escrow Agreement dated February 12, 2009 among Pro Pharmaceuticals, Inc., 10X Fund, L.P. and Investment Law Group of Gillett, Mottern & Walker, LLP, as Escrow Agent.	5

10.34	Registration Rights Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P.	5

10.35	Technology Transfer and Sharing Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and Medi-Pharmaceuticals, Inc.	5

10.36	Consulting Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and Medi-Pharmaceuticals, Inc.	5

10.37	Separation Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and David Platt, Ph.D.	5

10.38	Pro-Pharmaceuticals, Inc. 2009 Incentive Compensation Plan.	5

10.39	Form of Restricted Stock Grant Agreement (under the 2009 Incentive Compensation Plan).	23

10.40	Form of Non-Qualified Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan).	23

10.41	Form of Incentive Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan).	23

10.42	Employment Agreement dated May 21, 2009 between Theodore D. Zucconi, Ph.D. and Pro-Pharmaceuticals, Inc.	24

Exhibit Number	Description of Document	Note Reference
10.43	Letter Agreement with 10X Fund, LP dated August 11, 2009.	25

10.44	Agreement with the 10X Fund L.P., dated February 11, 2010.	26

21.1*	Subsidiaries of Pro Pharmaceuticals, Inc.

23.1*	Consent of Caturano and Company, PC, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
1.	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.
2.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2004.
3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2008.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2007.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2008.
8.	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-155491), as filed with the Commission on November 19, 2008.
9.	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 filed with the Commission on November 14, 2001.
10.	Incorporated by reference to the Company’s Registration Statement on Form S-8, as filed with the Commission on October 22, 2003.
11.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.
12.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 15, 2006.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on May 5, 2006.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 21, 2007.

16.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2007.
17.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on October 4, 2007.
18.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 21, 2007.
19.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 26, 2007.
20.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 19, 2008.
21.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 23, 2009.
22.	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-155491), as filed with the Commission on February 2, 2009.
23.	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.
24.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2009.
25.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 as filed with the Commission on August 14, 2009.
26.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 17, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2010.

PRO-PHARMACEUTICALS, INC.

By:	/s/ THEODORE D. ZUCCONI
Name: Theodore D. Zucconi, Ph.D.
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THEODORE D. ZUCCONI Theodore D. Zucconi, Ph.D.	Chief Executive Officer, President and Director	March 12, 2010

/s/ ANTHONY D. SQUEGLIA Anthony D. Squeglia	Chief Financial Officer	March 12, 2010

/s/ JAMES C. CZIRR James C. Czirr	Executive Chairman and Director	March 12, 2010

/s/ ROD D. MARTIN Rod D. Martin	Vice-Chairman and Director	March 12, 2010

/s/ ARTHUR A. GREENBERG Arthur A. Greenberg	Director	March 12, 2010

/s/ S. COLIN NEILL S. Colin Neill	Director	March 12, 2010

/s/ STEVEN PRELACK Steven Prelack	Director	March 12, 2010

/s/ GILBERT F. AMELIO Gilbert F. Amelio	Director	March 12, 2010

/s/ PETER TRABER Peter Traber, M.D.	Director	March 12, 2010

/s/ JERALD K. ROME Jerald K. Rome	Director	March 12, 2010

Pro-Pharmaceuticals, Inc.

(A Development Stage Company)

1. Report of Independent Registered Public Accounting Firm	F-1

2. Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2

3. Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and for the cumulative period from inception (July 10, 2000) to December 31, 2009	F-3

4.       Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the years ended December  31, 2009 and 2008 and for the cumulative period from inception (July 10, 2000) to December 31, 2009

F-4

5. Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the cumulative period from inception (July 10, 2000) to December 31, 2009	F-10

6. Notes to Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pro-Pharmaceuticals, Inc.

Newton, Massachusetts

We have audited the accompanying consolidated balance sheets of Pro-Pharmaceuticals, Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statement of operations, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the years then ended, and for the period from inception (July 10, 2000) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, and for the period from inception (July 10, 2000) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 8 to the financial statements, the Company changed the manner in which it accounts for certain warrants effective January 1, 2009.

/s/ Caturano and Company, P.C.

Boston, Massachusetts

March 12, 2010

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$251	$318
Prepaid expenses and other current assets	53	62

Total current assets	304	380

Property and equipment, net	17	40
Restricted cash	59	59
Intangible assets, net	56	225

Total assets	$436	$704

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$221	$447
Accrued expenses	779	380
Accrued dividends payable	52	52
Advances received for equity consideration	—	200

Total current liabilities	1,052	1,079

Warrant liabilities	1,633	55
Other long-term liabilities	304	39

Total liabilities	2,989	1,173

Commitments and contingencies (Note 12)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at December 31, 2009 and none at December 31, 2008, redemption value: $1,800,000, liquidation value: $1,800,000 at December 31, 2009	1,270	—
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, 1,330,000 issued and outstanding at December 31, 2009 and none at December 31, 2008, redemption value: $2,660,000, liquidation value of $2,660,000 at December 31, 2009	644	—
Stockholders’ deficit:
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,642,500 and 1,742,500 issued and outstanding at December 31, 2009 and 2008, respectively	664	704
Common stock, $0.001 par value; 300,000,000 and 200,000,000 shares authorized at December 31, 2009 and 2008, respectively, 51,742,090 and 48,052,159 issued and outstanding at December 31, 2009 and 2008, respectively	52	48
Additional paid-in capital	42,532	37,329
Deficit accumulated during the development stage	(47,715)	(38,550)

Total stockholders’ deficit	(4,467)	(469)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$436	$704

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Cumulative from inception (July 10, 2000) to December 31, 2009
	2009	2008
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$1,110	$1,774	$18,465
General and administrative	4,983	3,552	30,990

Total operating expenses	6,093	5,326	49,455

Total operating loss	(6,093)	(5,326)	(49,455)

Other income and (expense):
Interest income	3	30	770
Interest expense	—	—	(4,451)
Change in fair value of convertible debt instrument	—	—	(3,426)
Change in fair value of warrant liabilities	(1,374)	2,145	10,787
Other income	2	—	2

Total other income (expense)	(1,369)	2,175	3,682

Net loss	$(7,462)	$(3,151)	$(45,773)

Series A 12% preferred stock dividend	(209)	(239)	(448)
Series B-1 12% preferred stock dividend	(204)	—	(204)
Series B-2 12% preferred stock dividend	(137)	—	(137)
Series B preferred stock accretion	(1,280)	—	(1,280)
Accretion of Series B-2 beneficial conversion feature	(127)	—	(127)

Net loss applicable to common stockholders	$(9,419)	$(3,390)	$(47,969)

Basic and diluted net loss per share	$(0.20)	$(0.07)
Shares used in computing basic and diluted net loss per share	48,274	46,815

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Cumulative Period From Inception (July 10, 2000) to December 31, 2009

(in thousands except share data)

					Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of founders shares July 10, 2000	—	$—	—	$—	—	$—	12,354,670	$12	$(3)	$—	$9
Beneficial conversion feature and rights to common stock embedded in convertible note in 2000							—	—	222	—	222
Issuance of common stock and beneficial conversion feature related to convertible note in 2001							660,321	1	1,035	—	1,036
Issuance of common stock in connection with reverse merger of Pro-Pharmaceuticals-NV in 2001							1,221,890	1	106	—	107
Conversion of notes payable and accrued interest to common stock in 2001							598,229	1	1,125	—	1,126
Issuance of warrants to induce conversion of notes payable in 2001							—	—	503	—	503
Issuance of common stock and warrants (net of issuance costs of $17) in 2001							689,300	1	2,220	—	2,221
Issuance of common stock (net of issuance costs of $49) in 2002							185,999	—	602	—	602
Issuance of common stock related to 2002 private placement (net of issuance costs of $212)							3,223,360	3	2,858	—	2,861
Conversion of notes payable and accrued interest to common stock							105,877	—	290	—	290
Issuance of warrants to purchase common stock in consideration for placement of convertible notes payable in 2002							—	—	236	—	236
Issuance of common stock to investors in 2002 private placement (net of issuance costs of $18)							1,088,000	1	1,069	—	1,070

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2009

(in thousands except share data)

					Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of common stock to consultants for services related to 2002 private placement							12,250	—	12	—	12
Receipt of subscription receivable							—	—	150	—	150
Conversion of accrued expenses to common stock and options							201,704	—	302	—	302
Issuance of common stock to investors in May, 2003 private placement (net of issuance costs of $128)							2,399,500	3	4,407	—	4,410
Fair value of common stock warrants issued to placement agents in May, 2003 private placement							—	—	261	—	261
Issuance of common stock to investors in October, 2003 private placement (net of issuance costs of $559)							1,314,571	1	1,318	—	1,319
Cashless exercise of employee stock options							16,629	—	74		74
Issuance of common stock to investors in April, 2004 private placement (net of issuance costs of $466))							1,236,111	1	1,897	—	1,898
Issuance of common stock to investors in August, 2004 private placement (net of issuance costs of $485)							2,000,000	2	488	—	490
Common stock issued in 2006 related to convertible debenture conversions							476,202	1	1,744		1,745
Common stock issued in 2006 and 2007 related to convertible debenture redemptions							7,367,831	7	3,941		3,948

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2009

(in thousands except share data)

					Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Common stock issued in 2007 related to convertible debenture waiver and exchange agreement							5,205,348	5	5,325		5,330
Series A 12% Convertible Preferred Stock issued in a February 4, 2008 private placement (net of cash issuance costs of $52)					1,742,500	704					704
Common stock issued in a February 25, 2008 offering (net of cash issuance costs of $369)							7,500,000	8	1,036		1,044
Issuance of common stock in payment of Series A 12% Convertible Preferred Dividend							396,467	—	396	(448)	(52)
Issuance of Common Stock Warrants									20		20
Reclassification of Warrant Liabilities									3,193		3,193
Deferred compensation relating to issuance of stock options							—	—	455	—	455
Amortization of deferred compensation							—	—	—	—	—
Stock compensation expense related to fair market revaluation							—	—	157	—	157
Stock based compensation expense									3,682		3,682
Stock compensation related to the issuance of common shares							7,000	—	27	—	27
Cumulative effect of adoption of new accounting principle									(458)	254	(204)
Issuance of Series B-1 redeemable convertible preferred stock and warrants, net of issuance costs of $300	900,000	395							1,105		1,105

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2009

(in thousands except share data)

					Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Accretion of Series B-1 redeemable convertible preferred stock to redemption value		875								(875)	(875)
Issuance of Series B-2 redeemable convertible preferred stock and warrants, net of issuance costs of $188			1,330,000	740					1,732		1,732
Beneficial conversion feature recognized on issuance of series B-2 redeemable convertible preferred stock				(628)					628		628
Accretion of Series B-2 redeemable convertible preferred stock to redemption value				405						(405)	(405)
Series B-1 12% redeemable convertible preferred stock dividend							405,236	1	203	(204)	—
Series B-2 12% redeemable convertible preferred stock dividend							275,595		137	(137)	—
Accretion of beneficial conversion feature for Series B-2				127						(127)	(127)
Issuance of restricted common stock							2,500,000	3	(3)		—
Issuance of common stock upon exercise of options							200,000				—
Conversion of Series A to common stock					(100,000)	(40)	100,000		40		—
Net loss since inception										(45,773)	(45,773)

Balance at December 31, 2009	900,000	$1,270	1,330,000	$644	1,642,500	$664	51,742,090	$52	$42,532	$(47,715)	$(4,467)

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2009 and 2008

(amounts in thousands except share data)

					Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Balance at January 1, 2008	—	$—	—	$—	—	$—	40,364,792	$40	$32,196	$(35,160)	$(2,924)
Series A 12% Convertible Preferred Stock issued in a February 4, 2008 private placement (net of cash issuance costs of $52)					1,742,500	704					704
Common stock issued in a February 25, 2008 offering (net of cash issuance costs of $369)							7,500,000	8	1,036		1,044
Series A 12% Convertible Preferred dividend										(239)	(239)
Issuance of common stock in payment of Series A 12% Convertible Preferred dividend							187,367		187		187
Issuance of common stock Warrants									20		20
Reclassification of warrant liabilities									3,193		3,193
Stock-based compensation expense									697		697
Net loss										(3,151)	(3,151)

Balance at December 31, 2008	—	$—	—	$—	1,742,500	$704	48,052,159	$48	$37,329	$(38,550)	$(469)

Cumulative effect of adoption of new accounting principle									(458)	254	(204)
Issuance of Series B-1 redeemable convertible preferred stock and warrants, net of issuance costs of $300	900,000	395							1,105		1,105
Accretion of Series B-1 redeemable convertible preferred stock to redemption value		875								(875)	(875)
Issuance of Series B-2 redeemable convertible preferred stock and warrants, net of issuance costs of $188			1,330,000	740					1,732		1,732

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

For the Years Ended December 31, 2009 and 2008

(amounts in thousands except share data)

					Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Beneficial conversion feature recognized on issuance of series B-2 redeemable convertible preferred stock				(628)					628		628
Accretion of Series B-2 redeemable convertible preferred stock to redemption value				405						(405)	(405)
Series A 12% convertible preferred stock dividend							209,100		209	(209)	—
Series B-1 12% redeemable convertible preferred stock dividend							405,236	1	203	(204)	—
Series B-2 12% redeemable convertible preferred stock dividend							275,595		137	(137)	—
Accretion of beneficial conversion feature for Series B-2				127						(127)	(127)
Issuance of restricted common stock							2,500,000	3	(3)		—
Issuance of common stock upon exercise of options							200,000				—
Conversion of Series A to common stock					(100,000)	(40)	100,000		40		—
Stock-based compensation expense									1,610		1,610
Net loss										(7,462)	(7,462)

Balance at December 31, 2009	900,000	$1,270	1,330,000	$644	1,642,500	$664	51,742,090	$52	$42,532	$(47,715)	$(4,467)

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Cumulative Period from Inception (July 10, 2000) to December 31,
	2009	2008	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,462)	$(3,151)	$(45,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37	49	525
Stock-based compensation expense	1,610	697	4,395
Non-cash interest expense	—	—	4,279
Change in fair value of convertible debt instrument	—	—	3,426
Change in fair value of warrant liabilities	1,374	(2,145)	(10,787)
Write off of intangible assets	155	11	336
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	9	8	(50)
Accounts payable and accrued expenses	125	(136)	1,070
Other long-term liabilities	265	2	304

Net cash used in operating activities	(3,887)	(4,665)	(42,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(2)	(421)
Change in restricted cash	—	11	(59)
Increase in patents costs and other assets	—	—	(404)

Net cash provided by (used in) investing activities	—	9	(884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	3,381	28,690
Net proceeds from issuance of Series A 12% convertible preferred stock and related warrants	—	54	1,691
Net proceeds from issuance of Series B-1 12% redeemable convertible preferred stock and related warrants	1,548	—	1,548
Net proceeds from issuance of Series B-2 12% redeemable convertible preferred stock and related warrants	2,472	—	2,472
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	—	(1,641)
Proceeds from issuance of common stock warrants	—	20	20
Proceeds from (repayments of) shareholder advances	(200)	200	9

Net cash provided by financing activities	3,820	3,655	43,410

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67)	(1,001)	251
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	318	1,319	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$251	$318	$251

SUPPLEMENTAL DISCLOSURE — Cash paid for interest	$—	$—	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$2,837	$—	$4,009
Conversion of accrued expenses into common stock	—	—	303
Cashless exercise of stock options	24	—	98
Conversion and redemptions of convertible notes and accrued interest into common stock	—	—	12,243
Conversion of extension costs related to convertible notes into common stock	—	—	171
Payment of Series A 12% convertible preferred stock dividend in common stock	209	187	396
Payment of Series B 12% convertible preferred stock dividend in common stock	341	—	341
Dividends payable on preferred stock	52	52	52
Issuance of warrants to induce conversion of notes payable	—	—	503
Accretion of Series B-2 beneficial conversion feature	127	—	127
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Pro-Pharmaceuticals, Inc. (the “Company”) is a development-stage company engaged in the discovery and development of Galectin-targeting therapeutics that are intended to reduce toxicity and improve the efficacy of chemotherapy drugs by combining the drugs with proprietary compounds. These compounds also may have application for drugs to treat other diseases and chronic health conditions.

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

In September 2008, the Company submitted a clinical and pre-clinical package to the Food and Drug Administration (“FDA”) in support of the Company’s DAVANAT® NDA. The FDA reported to the Company in its minutes for the December 2008 meeting that the Company will be required to conduct a Phase III trial to demonstrate superiority to the best standard of care for late stage colorectal cancer patients.

The Company incurred net losses of $48.0 million for the cumulative period from inception (July 10, 2000) through December 31, 2009. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instruments. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. Through December 31, 2009, the Company had raised $43.4 million in capital through sale and issuance of common stock, common stock purchase warrants, convertible preferred stock and debt securities in public and private offerings. From inception (July 10, 2000) through December 31, 2009, the Company used cash of $42.3 million in its operations.

At December 31, 2009, the Company had $251,000 of unrestricted cash and cash equivalents available to fund future operations. On January 29, 2010 and March 8, 2010, the Company completed closings for gross proceeds of $325,000 and $335,000, respectively, (net cash proceeds of $308,000 and $322,000, respectively) of Series B-2 redeemable convertible preferred stock (“Series B-2”) for a total of 162,500 and 167,500 shares, respectively, of Series B-2 and warrants to purchase shares of common stock. The Company believes that with the funds from the January 29 and March 8, 2010 closings of the Series B-2 and cash on hand at December 31, 2009, there is sufficient cash to fund operations into April 2010. The Company is actively seeking to raise additional capital and has significantly reduced its administrative and clinical spending. If the Company is unsuccessful in raising additional capital before the end of April 2010, the Company may be required to cease operations or seek bankruptcy protection. In light of the Company’s current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

On January 9, 2009, the Company was delisted from the NYSE Alternext US (“Exchange”), formerly the American Stock Exchange, due to non-compliance with the Exchange minimum shareholders’ equity requirements. On January 21, 2009 the Company began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol PRWP.OB.

The Company is subject to a number of risks similar to those of other development-stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, dependence on third-party collaborators for research operations, need for regulatory approval of products, risks associated with protection of intellectual property, and competition with larger, better-capitalized companies. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company’s cost structure. There are no assurances that the Company will be able to obtain additional financing on favorable terms, or at all or successfully market its products.

2.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to financial statements.

Basis of Consolidation.    The consolidated financial statements include the accounts of the Company and Pro-Pharmaceuticals Securities Corp., its wholly-owned subsidiary, which was incorporated in Delaware on December 23, 2003. Pro-Pharmaceuticals Securities Corp. holds the cash and cash equivalents that are not required to fund current operating needs. All intercompany transactions have been eliminated.

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities. Management’s estimates and judgments include assumptions used in stock option and warrant liability valuations, useful lives of property and equipment and intangible assets, accrued liabilities, deferred income taxes and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents.    The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents.

Prepaid and Other Current Assets.    Deposits and other assets consist principally of prepaid insurance, and prepaid rent on the Company’s leased executive office space.

Property and Equipment.    Property and equipment, including leasehold improvements, are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease term of the related assets of generally three years for computers and office equipment, five years for furniture and fixtures and the shorter of the useful life or life of the lease for leasehold improvements.

Restricted Cash.    Restricted cash consists of security deposits principally for a real estate lease.

Intangible Assets.    Intangible assets include patent costs, consisting primarily of related legal fees, which are capitalized as incurred and amortized over an estimated useful life of five years from issuance. Amortization expense in 2009 and 2008 was $14,000. Gross intangible assets at December 31, 2009 and 2008 totaled $93,000 and $329,000, respectively, and accumulated amortization at December 31, 2009 and 2008 totaled $37,000 and $104,000, respectively. The Company recorded an impairment charge related to capitalized patent costs of $155,000 and $11,000 in 2009 and 2008, respectively, which is included in general and administrative expense in the consolidated statements of operations, when it was determined that the underlying intellectual property would have no future benefit to the Company.

Long-Lived Assets.    The Company reviews all long-lived assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of assets to be held or used is measured by comparison of the carrying value of the asset to the future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds the discounted future cash flows expected to be generated by the asset.

Convertible Debt Instruments.    The Company’s 7% Convertible Debt instrument issued in 2006 (the “Debentures”) constitutes a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument. The Company irrevocably elected to initially and subsequently measure the Debentures in their entirety at fair value with changes in fair value recorded as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of convertible debt instrument.” Fair value of the Debentures is determined using a financial valuation model that requires assumptions that are subject to significant management judgment. See Note 9 for more information.

Warrants.    The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. Certain warrants are accounted for as derivative liabilities at fair value. Such warrants do not meet the accounting criteria that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.” Warrants that are not considered derivative liabilities are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of warrants is determined using the Black-Scholes option-pricing model.

Research and Development Expenses.    Costs associated with research and development are expensed as incurred. The Company defers and capitalizes nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. Research and development expenses include, among other costs, salaries and other personnel-related costs, and costs incurred by outside laboratories and other accredited facilities in connection with clinical trials and preclinical studies.

Income Taxes.    The Company accounts for income taxes in accordance with the accounting rules that requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and for tax loss and credit carry forwards, and are measured using the expected tax rates estimated to be in effect when such basis differences reverse. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. In June 2006, the Financial Accounting Standards Board (“FASB”) issued rules which clarified the accounting for uncertainty in income taxes which prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. These rules also provided guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Comprehensive Income (Loss).    Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net losses as reported.

Fair Value of Financial Instruments.    The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. Additionally, certain common stock warrants and the remaining Convertible Debentures are recorded as liabilities at fair value. In September 2006, the FASB issued rules, which were adopted by the Company in the first quarter of fiscal year 2008, which clarified the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. See Note 9.

Concentration of Credit Risk.    Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and certificates of deposit. The Company maintains cash and cash equivalents and certificates of deposit with well-capitalized financial institutions. At times, those amounts may exceed federally insured limits. The Company has no significant concentrations of credit risk.

Stock-Based Compensation.    Through December 31, 2005, the Company accounted for stock-based compensation to employees and non-employee directors under the intrinsic value method under which no compensation expense was recognized for stock options granted at fair market value and with fixed terms. On January 1, 2006, the Company adopted rules requiring companies to recognize stock-based compensation awards as compensation expense on a fair value method. These rules were adopted using the modified prospective method, which applied the rules to the consolidated financial statements on a going-forward basis. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. For awards that have performance based vesting conditions the Company recognizes the expense over the estimated period that the awards are expected to be earned. The Company uses the Black-Scholes option-pricing model to calculate the grant date fair value of stock options. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the Company recorded the impact of forfeitures as they occurred.

Recent Accounting Pronouncements

In June, 2009, the FASB issued the Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. While the adoption of the Codification as of September 30, 2009 changes how the Company references accounting standards, the adoption did not have an impact on its financial position, results of operations, or cash flows.

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

On January 1, 2009, the Company adopted the fair value measurements and disclosures provisions for nonfinancial assets and nonfinancial liabilities, which were previously deferred. These provisions establish a framework for measuring fair value and expand financial statement disclosures about fair value measurements. Items to which these provisions apply include nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, or recurring fair value measurements of nonfinancial assets and nonfinancial liabilities, which are not disclosed at fair value in the consolidated financial statements. The Company did not have nonfinancial assets or nonfinancial liabilities covered by these provisions which required remeasurement upon adoption or during the year ended December 31, 2009, and therefore there was no impact of adoption on its financial position, results of operations, or cash flows.

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

On June 30, 2009, the Company adopted amendments to the accounting standard addressing subsequent events. The amendments provide guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments require entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The amendments required additional disclosures only, and therefore did not have an impact on our financial position, results of operations, or cash flows. The Company has evaluated events and transactions that occurred between December 31, 2009 and March12, 2010, which is the date the financial statements were issued, for possible disclosure and recognition in the consolidated financial statements.

3.	Property and Equipment

Property and equipment consists of the following at December 31:

	2009	2008
	(in thousands)
Leasehold improvements	$15	$15
Computer and office equipment	194	194
Furniture and fixtures	107	107

Total	316	316
Less accumulated depreciation	(299)	(276)

Property and equipment—net	$17	$40

Depreciation expense for the years ended December 31, 2009 and 2008 was $23,000 and $35,000 respectively.

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2009	2008
	(in thousands)
Legal and accounting fees	$99	$247
Scientific and clinical fees	12	29
Accrued compensation	414	27
Other	254	77

Total	$779	$380

5.	Related Party Transactions

In 2002, a stockholder and director of the Company agreed to receive compensation for certain 2002 scientific advisory services in the form of 25,354 shares of common stock and 25,354 options at an exercise price of $2.96 to purchase common stock of the Company. As of December 31, 2002, the Company recorded the deemed fair value of such compensation of $122,000 as an accrued liability. The common stock was valued at $76,000, based on the closing price of the publicly traded shares of common stock on the date of grant. The options were valued at $46,000 using the Black-Scholes option-pricing model, based on a deemed fair value of the Company’s common stock of $3.00 per share. The accrued liability at December 31, 2002 was converted to equity in 2003 when the 25,354 shares of common stock and 25,354 options were issued to this individual.

Medi-Pharmaceuticals, Inc.

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

On February 12, 2009, the Company also entered into a Consulting Agreement (the “Consulting Agreement”) with Medi-Pharma pursuant to which the parties agreed that Medi-Pharma will provide (a) certain manufacturing and development services related to DAVANAT®, (b) training to the Company’s technicians in best practices for laboratory processes and procedures and (c) upon the request of the Company, advice and review relative to current pre-clinical trials and clinical trials, and submissions of information or other documentation, to the FDA related to DAVANAT®. The Consulting Agreement provides that to the extent the services are provided by David Platt, Ph.D., Medi-Pharma shall receive no compensation. The term of the Consulting Agreement is until February 12, 2011.

At December 31, 2009, Medi-Pharma had no assets or liabilities and had recorded no income or expense. The carrying value of the Company’s ownership interest of Medi-Pharma at December 31, 2009 is $0.

6.	Stockholders’ (Deficit) Equity

The Company has raised capital through a number of debt and equity financing transactions. The following provides a chronological description of the Company’s equity financings and certain warrants issued in connection with such equity financings.

2001 Private Placement

From May 25, 2001 through December 3, 2001, the Company sold a total of 689,300 shares of common stock for proceeds of $2,221,000, net of $17,000 of issuance costs through a private placement of securities (the “2001 Private Placement”).

In connection with the 2001 Private Placement, the Company issued 339,200 and 350,100 warrants to purchase common stock at $6.50 and $5.00 per share, respectively. The Company valued the warrants at $886,000, based on a deemed fair market value of the Company’s common stock of $2.28 per share. These warrants expired unexercised in 2005.

In August 2001, the Company offered warrants to holders of its outstanding convertible notes as an inducement to convert prior to the maturity of the notes. Holders representing $1,126,000 of the outstanding principal and accrued interest chose to convert at a conversion price of $2.00 per share and received 598,229 common shares and 562,801 warrants. These warrants have an exercise price of $6.50 per share and are immediately exercisable. The Company valued the warrants at $503,000 based on a deemed fair market value of the Company’s common stock of $2.28 per share. The value of the warrants has been recorded as a debt conversion expense. These warrants expired unexercised in 2005.

In 2002, the Company issued 110,000 warrants to the agents in connection with the 2001 debt offering. The warrants are exercisable immediately at an exercise price of $3.50 per share and have a 10 year life. The Company valued these warrants at $236,000 based on a deemed fair value of the Company’s common stock of $3.50 per share and recorded such value as interest expense in the statement of operations for the year ended December 31, 2002.

Public Offering

On December 13, 2001, the Company commenced a public offering of common stock, at a price to the public of $3.50 per share. The Company concluded the offering on June 30, 2002. During 2002, the Company sold 185,999 shares of common stock in this offering for proceeds of $602,000, net of $49,000 of issuance costs.

2002 Private Placement

In September 2002, the Company began a private placement (the “2002 Private Placement”) of up to 10,000,000 shares of common stock at $1.00 per share. As of December 31, 2002, the Company had sold 3,223,360 shares for proceeds of $2,861,000, net of issuance costs of $212,000 and stock subscription receivable of $150,000, which related to shares purchased but for which payment had not been received as of December 31, 2002. This offering was closed on January 14, 2003, although subsequent to year end the Company sold an additional 1,088,000 shares for additional proceeds of $1,070,000, net of $18,000 of offering costs.

The Company compensated a registered investment adviser with respect to shares purchased by its clients. As of December 31, 2002, the adviser was entitled to receive 173,500 shares of common stock. The Company also agreed to compensate a finder registered under applicable law, and such finder’s agents, for identifying qualified investors. As of December 31, 2002, one of the finder’s agents was entitled to receive 750 shares of common stock. On January 14, 2003, the Company closed the 2002 Private Placement, at which point the Company agreed to issue the adviser an additional 2,500 shares, and the finder and its other agent an aggregate of 9,750 additional shares and $3,000 in cash in connection with the shares sold subsequent to December 31, 2002 and through the closing date.

Shares placed by such registered adviser, finder and finder’s agent were accounted for as offering costs and valued at $1.00 per share, consistent with the price paid for the shares placed in the offering. Such offering costs were netted against the proceeds of the 2002 Private Placement. Since none of the 174,250 shares had been issued as of December 31, 2002, the Company recorded the obligation to issue such shares as offering costs payable. The additional 12,250 shares issued in January 2003 were also valued at $1.00 per share and included in the $18,000 offering costs recorded at the closing. These shares were subsequently issued in 2003.

During 2002, the Company also agreed to issue 2,100 shares of common stock to an employee for finding investors in connection with the 2002 Private Placement. None of the shares had been issued as of December 31, 2002. These shares were subsequently issued in 2003. Accordingly, the Company recorded the obligation to general and administrative expenses in the statement of operations in the amount of $6,000. On January 14, 2003, the Company closed the 2002 Private Placement, at which point the Company agreed to issue such employee an additional 7,000 shares in connection with shares sold subsequent to December 31, 2002 and through the closing date. The Company recorded an additional obligation of $27,000 to general and administrative expenses in 2003 representing the fair value of the additional 7,000 shares.

2002 Related Party Transaction

The Company agreed to issue 25,354 shares of common stock as payment for 2002 scientific advisory services. These shares were issued in 2003.

May 2003 Private Placement

In May 2003, the Company began a private placement of up to 2.5 million shares of common stock at $2.00 per share. As of the closing on July 15, 2003, the Company had sold 2,399,500 shares of common stock for proceeds of $4,671,000, net of issuance costs of $128,000. In connection with this offering the Company issued 109,613 common stock warrants (exercisable at $5.40 per share) to its placement agents. The Company valued the warrants at $261,000 using the Black-Scholes pricing model and recorded the warrant value as offering costs with a corresponding increase to additional paid-in capital. These warrants expired unexercised in 2006.

October 2003 “PIPE” Transaction

On October 2, 2003 the Company closed a private offering, structured as a Private Investment, Public Equity (“PIPE”), exempt from registration under Section 4(2) of the Securities Act of 1933, in which it sold to institutional investors 1,314,571 of the 1,428,571 offered shares of common stock at $3.50 per share for proceeds of $4,041,000, net of issuance costs of $559,000. In connection with this offering, the Company issued warrants (defined in Note 8 as the 2003 Investor Warrants and the 2003 Placement Agent Warrants). The Company allocated proceeds from this offering in the amounts of $2,531,000 and $191,000 representing the fair value of the 2003 Investor Warrants and the 2003 Placement Agent Warrants, respectively. See Note 8 for additional description of these warrants. These warrants expired unexercised in 2008.

April 2004 “PIPE” Transaction

On April 7, 2004, the Company closed a private equity offering, structured as a “PIPE” in which it sold to certain institutional investors 1,236,111 shares of common stock at $3.60 per share for proceeds of $3,983,000, net of cash issuance costs of $466,000. In connection with this offering, the Company issued warrants (defined in Note 8 as the April 2004 Investor Warrants and the April 2004 Placement Agent Warrants). The Company allocated proceeds from this offering in the amounts of $1,931,000, and $154,000, representing the relative fair value of the April 2004 Investor Warrants and the April 2004 Placement Agent Warrants, respectively. See Note 8 for additional description of these warrants which are recorded as derivative liabilities. The placement agent warrants expired unexercised in 2007 and the investor warrants expired unexercised in 2009.

August 2004 “PIPE” Transaction

On August 12, 2004, the Company closed a private offering, structured as a “PIPE” in which it sold to certain institutional investors 2,000,000 shares of common stock at $3.00 per share for proceeds of $5,515,000, net of cash issuance costs of $485,000. In connection with this offering the Company issued warrants (defined in Note 8 as the August 2004 Investor Warrants and the August 2004 Placement Agent Warrants). The Company allocated proceeds from this offering in the amounts of $4,786,000 and $239,000 representing the fair value of the August 2004 Investor Warrants and the August 2004 Placement Agent Warrants, respectively. See Note 8 for additional description of these warrants, which expired unexercised in 2009.

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

February 4, 2008 Private Placement — Series A 12% Convertible Preferred Stock

On February 4, 2008, the Company closed a private placement begun in October 2007 of its Series A 12% Convertible Preferred Stock (“Series A Preferred”) and related warrants. In this transaction, the Company sold units of securities at $1.00 per unit, each unit comprised of (i) one share of Series A Preferred, (ii) a warrant to purchase one share of common stock for $1.50, and (iii) a warrant to purchase one share of common stock for $2.00. Each share of the Series A Preferred is entitled to dividends at the rate of 12% per annum payable at the Company’s option in cash or shares of common stock valued at the higher of $1.00 per share or 100% of the value weighted average price of the Company’s share price for the 20 consecutive trading days prior to the applicable dividend payment date. Dividends are payable semi-annually on March 30 and September 30. The dividend paid on the initial dividend payment date is calculated from the date the Company deposited each subscription advance. During 2009 and 2008, the Company recorded dividends of $209,000 and $239,000, respectively, and issued 209,100 and 187,367 shares of common stock, respectively, for dividend payments.

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

As of December 31, 2007, the Company had received subscription advances of $1,667,500 for Series A Preferred. In 2008, the Company received additional subscription advances of $75,000 resulting in total gross proceeds of $1,742,500. On February 4, 2008 the Company closed the private placement. The Company incurred $52,000 of cash transaction costs resulting in net cash proceeds of $1,691,000. In addition, the Company incurred $3,000 of costs for warrants issued to placement agents. Proceeds of $984,000 were allocated to investor warrants using the Black-Scholes method with the following assumptions as of February 4, 2008: risk free interest rate 2.51%, volatility 95%, fair market value of the company’s common stock on February 4, 2008, and the share price on the closing date of the transaction of $0.59. The warrants were determined to have the characteristics of derivative liabilities and were originally accounted for as liabilities. In the second quarter of 2008, these warrants liabilities were marked to market resulting in a change in fair value of warrant liabilities gain in the Statement of Operations of $100,000 as a consequence of the Charter Amendment increasing the Company’s authorized shares of common stock and reclassified to Stockholders’ Equity. See Note 8 for further explanation.

February 25, 2008 Offering

On February 25, 2008, the Company closed an offering in which it sold to investors (i) an aggregate of 7,500,000 shares of the Company’s common stock at $0.50 per share, (ii) warrants, which expire on August 25, 2013, to purchase an aggregate of 7,500,000 share of the Company’s common stock at an exercise price of $0.70 per share, and (iii) warrants, which expire on December 26, 2008, to purchase an aggregate of 3,000,000 shares of the Company’s common stock at an exercise price of $0.63 per share. In addition, the Company issued to a placement agent warrants, which expire on August 25, 2013, to purchase 206,250 shares of the Company’s common stock at an exercise price of $0.70. The warrants are exercisable beginning on August 25, 2008. The warrants provide for cashless exercise if at any time during the term of the warrants if there is no effective registration statement for the issuance or resale of the underlying warrant shares. The exercise price of each warrant is adjustable in the event of a stock split or stock combination, capital reorganization, merger or similar event. On December 26, 2008, the 3,000,000 warrants exercisable at $0.63 expired unexercised.

The Company received proceeds of $3,381,000, net of cash transaction costs of $369,000. In addition the Company incurred $56,000 of costs for warrants issued to a placement agent. Proceeds of $1,044,000 were allocated to common stock and $2,281,000 were allocated to investor warrants using the Black-Scholes method with a fair market value of the Company’s common stock of $0.40 and the following assumptions as of February 25, 2008: for the 5 year warrants exercisable at $0.70, a risk-free interest rate of 2.94% and volatility of 95% and for the 4 month warrants exercisable at $0.63, a risk-free interest rate of 2.13% and volatility of 95%. The warrants were determined to have the characteristics of derivative liabilities and were originally accounted for as liabilities.

In the second quarter of 2008, these warrants liabilities were marked to market resulting in a change in fair value of warrant liabilities gain in the Statement of Operations of $356,000 as a consequence of the Charter Amendment increasing the Company’s authorized shares of common stock and reclassified to Stockholders’ Equity. On July 2, 2008, the Company issued 300,000 warrants to Cork Investments in exchange for $20,000. The warrants are exercisable for common stock at $1.00 per share for a period of three years. The $20,000 was credited to additional paid in capital.

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

7.	Series B Redeemable Convertible Preferred Stock

On February 12, 2009, the Company entered into a securities purchase agreement (the “10X Agreement”) pursuant to which it agreed to issue and sell to 10X Fund LP, at two or more closings, up to: (i) 3,000,000 shares its Series B convertible preferred stock (“Series B redeemable convertible preferred stock” or “Series B”) with an aggregate stated value of $6.0 million and convertible into 12,000,000 shares of common stock and (ii) warrants to purchase 36,000,000 shares of common stock.

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

On September 30, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 162,500 shares of Series B-2 convertible into 650,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 325,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 325,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 1,300,000 shares of common stock. Net proceeds from the closing were $305,000.

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

On December 8, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 162,500 shares of Series B-2 convertible into 650,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 325,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 325,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 1,300,000 shares of common stock. Net proceeds from the closing were $310,000.

As of December 31, 2009, the Company may issue up to an additional: (i) 770,000 shares of Series B-2 convertible into 3,080,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase up to 1,540,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase up to 1,540,000 shares of common stock; and (iv) Class B warrants exercisable to purchase up to 6,160,000 shares of common stock for an aggregate purchase price of up to $1,540,000 (less fees and expenses). The Company expects the subsequent closings under the purchase agreement to occur on or before May 25, 2010 (as amended on February 11, 2010).

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

Redemption Rights.    Upon notice of not less than 30 trading days, a holder of Series B may require the Company to redeem, in whole or in part, (i) the Series B-1 at any time on or after December 25, 2010 as amended and (ii) the Series B-2 at any time on or after two years from the date of issuance of such shares of Series B-2. The redemption price will be equal to the sum of the stated value of the Series B, plus all accrued but unpaid dividends thereon, as of the redemption date. If the Company fails for any reason to pay the redemption price in cash on the redemption date, then the holders of the Series B requesting redemption may, at their sole option, automatically convert their shares of Series B into a promissory note bearing interest at the rate of 15% per year and secured by a lien on all of the Company’s assets. So long as any shares of the Series B remain outstanding, the Company is also subject to restrictions limiting, among other things, amendments to the Company’s organizational documents; the purchase or redemption of the Company’s capital stock; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other restricted payments; investments and acquisitions; joint ventures, licensing agreements, exclusive marketing and other distribution agreements; issuances of securities; incurrence of indebtedness; incurrence of liens and other encumbrances and issuances of any common stock equivalents.

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

The fair value of the warrants issued in connection with the Series B-1 was $1,296,000 at the date of issuance based on the following assumptions: an expected life of 5 years, volatility of 118%, risk free interest rate of 1.79% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-1 and the related warrants, resulting in $1,105,000 of the proceeds being allocated to additional paid-in capital. The Company analyzed the Series B-1, post-allocation of the gross proceeds, and determined that there was no beneficial conversion feature at the date of issuance. The issuance costs of the Series B-1 were recorded as a reduction to the carrying value of the Series B-1 when issued, and are accreted to the redemption value of the Series B-1 through the earliest redemption date. Due to the redemption feature, the Company has presented the Series B-1 outside of permanent equity, in the mezzanine of the condensed consolidated balance sheet at December 31, 2009.

The fair value of the warrants issued through December 31, 2009 in connection with the Series B-2 was $5,333,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 124% to 127%, risk free interest rates of 1.98% to 2.70% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-2 and the related warrants, resulting in $1,732,000 of the proceeds being allocated to additional paid-in capital. The issuance costs of the Series B-2 were recorded as a reduction to the carrying value of the Series B-2 when issued, and are accreted to the redemption value of the Series B-2 through the earliest redemption dates. Due to the redemption feature, the Company has presented the Series B-2 outside of permanent equity, in the mezzanine of the condensed consolidated balance sheet at December 31, 2009.

The Company analyzed the Series B-2, post-allocation of the gross proceeds, and determined that there was a beneficial conversion feature at the dates of issuance. Because the closing price of the common stock on the closing date was greater than the effective conversion price, $628,000 of the proceeds (limited to the allocation of the proceeds) were allocated to an embedded beneficial conversion feature of the Series B-2. The amount allocated to the beneficial conversion feature was recorded as a discount to the Series B-2 is being accreted, with such accretion being charged through the earliest redemption dates.

8.	Convertible Debt, Warrant Liabilities and Warrants

The Company has raised capital through a number of debt and equity financing transactions. The following provides a chronological description of the Company’s debt financings and certain warrants issued in connection with debt and equity financings.

2000 and 2001 Convertible Notes

During 2001 and 2000, the Company issued $1,036,000 and $285,000 of convertible notes, respectively. In August 2001, the Company offered warrants to holders of its outstanding convertible notes as an inducement to convert the notes prior to the maturity. Holders representing $1,126,000 of the outstanding principal and accrued interest chose to convert at a conversion price of $2.00 per share and received 598,229 common shares and 562,801 warrants. The unexercised warrants expired in 2005. As described in Note 7, the Company valued the warrants at $503,000 using the Black-Scholes option-pricing model, and recorded such value as a debt conversion in 2001. In addition, 110,000 warrants were issued to agents as part of this offering. See Note 6.

In May 2002, the Company extended the maturity date on $195,000 of convertible notes payable at December 31, 2001. In consideration for the extension, the holders received one-quarter of one share of the Company’s common stock for each whole dollar amount of principal outstanding, or 48,750 shares of common stock. The Company deferred $171,000 in costs associated with the extension, based on the fair value of the Company’s common stock of $3.50 at the time of the extension. These deferred convertible notes payable costs were amortized ratably over the twelve-month extended term of the notes, or until conversion.

In June 2002, $80,000 in convertible notes payable and $10,000 in related accrued interest was converted into 45,128 shares of common stock. In October 2002, the Company settled convertible notes payable of $100,000 through a cash payment of $86,000 and conversion of $14,000 of principal into 7,000 shares of common stock pursuant to the original terms of the note. In addition, $17,000 of related accrued interest was repaid in cash. In 2003 the remaining $15,000 of convertible note payable was converted into common stock. During 2002, the remaining $167,000 of the deferred convertible notes payable extension costs was amortized to interest expense.

October 2003, April 2004 and August 2004 “PIPE” Transactions

In connection with the October 2003 PIPE transaction, as described in Note 6, the Company issued 657,293 warrants (the “2003 Investor Warrants”) with an initial exercise price of $5.29 per share to the investors and 65,729 warrants (the “2003 Placement Agent Warrants”) with an initial exercise price of $6.86 per share to its placement agent. The exercise price of the warrants is subject to adjustment pursuant to anti-dilution and other provisions. The fair value of the 2003 Investor Warrants and the 2003 Placement Agent Warrants was determined based on a fair market value of the Company’s common stock of $5.29 per share. The 2003 Investor Warrants and 2003 Placement Agent Warrants were valued at $2,531,000 and $191,000, respectively, using the relative fair value. The Company uses the Black-Scholes pricing model to value these warrants. The 2003 Investor Warrants and the 2003 Placement Agent Warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet under the caption “Warrant Liabilities”. Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities”. On October 2, 2008 the 2003 Investor Warrants expired unexercised. The October 2003 Placement Agent Warrants expired unexercised in 2007.

In connection with the April 2004 PIPE transaction, as described in Note 6, the Company issued 618,056 warrants (the “April 2004 Investor Warrants”) and 61,806 warrants (the “April 2004 Placement Agent Warrants”) with an initial exercise price of $5.30 per share to the investors and to the placement agent, respectively. The exercise price of the warrants is subject to adjustment pursuant to anti-dilution and other provisions. The fair value of the April 2004 Investor Warrants and the April 2004 Placement Agent Warrants was determined based on a fair market value of the Company’s common stock of $4.41 per share. The April 2004 Investor Warrants and April 2004 Placement Agent Warrants were valued at $1,931,000 and $154,000, respectively, using the relative fair value. The Company uses the Black-Scholes pricing model to value these warrants. The April 2004 Investor Warrants and April 2004 Placement Agent Warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet under the caption “Warrant Liabilities”. Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities”. The April 2004 Placement Agent Warrants expired unexercised in 2007.

In connection with the August 2004 PIPE transaction, the Company issued 2,000,000 warrants (the “August 2004 Investor Warrants”) and 100,000 warrants (the “August 2004 Placement Agent Warrants”) with an exercise price of $4.20 per share to the investors and to the placement agent, respectively. The exercise price of the warrants is subject to adjustment solely as a result of stock splits, recapitalizations and similar events. The fair value of the August 2004 Investor Warrants and the August 2004 Placement Agent Warrants was determined based on a fair market value of the Company’s common stock of $3.39 per share. The August 2004 Investor Warrants and August 2004 Placement Agent Warrants were valued at $4,786,000 and $239,000, respectively. The Company uses the Black-Scholes pricing model to value these warrants. The August 2004 Investor Warrants and August 2004 Placement Agent Warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet under the caption “Warrant Liabilities”. Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities”.

February 2006 “PIPE” Transaction

In February 2006, the Company issued $10 million in aggregate principal amount of convertible debentures (the “Debentures”) together with warrants to purchase 1,490,313 shares of the Company’s common stock (the “2006 Investor Warrants”). Additionally, in connection with issuance of the Debentures and Warrants, the placement agent received a fee of $550,000 and 149,031 fully vested warrants (the “2006 Placement Agent Warrants”) to purchase shares of the Company’s common stock. Net proceeds were $9,300,000 net of $700,000 in direct transaction costs, including the placement agent fee. Redemptions and conversions of the Debentures are described in the table below.

The Debentures bore interest at 7% and were required to be redeemed in eighteen equal monthly installments beginning in August 2006 and continuing through January 2008. Interest was payable monthly beginning in July 2006. Each redemption installment and accrued interest has been settled in cash or in shares of common stock at the option of the Company. The number of shares deliverable under the share-settlement option was determined based on the lower of (a) $3.35 per share, as adjusted pursuant to the terms of the Debentures or (b) 90% applied to the average of the lowest five volume-weighted-average trading prices in a twenty day period immediately preceding each share settlement. If the share-settlement option was elected by the Company, the Company was required to make an estimated payment in shares 30 days prior to the scheduled maturity date.

On March 20, 2007, the Company entered into a Waiver and Exchange Agreement (the “Agreement”) with six of seven remaining holders of the Debentures, representing $3,889,000 of the $4,444,000 outstanding principal. Pursuant to the Agreement, on March 21, 2007, the Company issued 5.2 million shares of its common stock at $0.75 per share to discharge the principal, accrued and unpaid interest and any other obligations under the Debentures subject to the Agreement. The Agreement also provided that the exercise price of the common stock purchase warrants issued by the Company contemporaneously with the Debentures, would be reduced to $1.00 (and the number of shares issuable on exercise proportionately increased) to take into account the dilutive effect of this transaction. In connection with the February 2008 finance transactions, discussed in Note 6, as a result of the anti-dilution provisions of the warrant instruments, the exercise price of the investor and placement agent warrants was reduced to $0.50 and an additional 5,342,770 and 849,477 shares of the Company’s common stock are issuable, respectively, upon exercise of the investor and placement agent warrants. The Warrant Agreement contains a provision that limits the number of shares that can be issued to holders of the warrant.

In October 2008, a number of holders representing 7,988,082 of the outstanding Convertible Debenture warrants agreed to waive their right to receive cash, at their option, in the event of a fundamental transaction related to the Company. Because they now receive the same treatment as common shareholders, the warrant liability associated with these warrants was reclassified to stockholders’ equity in the fourth quarter of 2008. In addition, the placement agent representing 998,508 of the outstanding Convertible Debenture warrants reclassified to stockholders’ equity as described above, waived all future rights to the anti-dilution provisions of the warrant agreement. The warrant liabilities were marked to fair market value as of the agreement date resulting in a $100,000 gain in the fourth quarter of 2008 to change in fair value of warrant liabilities in the consolidated statement of operations and a reclassification of the remaining balance to additional paid in capital of $530,000. The remaining 2,995,523 of outstanding Convertible Debenture warrants continue to be classified as Warrant liabilities.

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

The Company irrevocably elected to initially and subsequently measure the Debentures in their entirety at fair value with changes in fair value recognized as either a gain or loss in the consolidated statement of operations. Upon issuance of the Debentures, the Company allocated proceeds received to the Debentures and the 2006 Investor Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Debentures to be $7,747,000. The Debentures were immediately marked to fair value, resulting in a liability in the amount of $9,126,000 and a charge to “Change in fair value of convertible debt instrument” of $1,379,000.

Upon issuance, the Company allocated $2,253,000 of the initial proceeds to the 2006 Investor Warrants and immediately marked them to fair value resulting in a derivative liability of $2,654,000 and a charge to “change in fair value of warrant liabilities” of $401,000. The Company paid $700,000 in cash transaction costs and incurred another $266,000 in costs based upon the fair value of the 2006 Placement Agent Warrants. Such costs were expensed immediately as part of fair value adjustments required in connection with the Debentures and the Company’s irrevocable election to initially and subsequently measure the Debentures at fair value with changes in fair value recognized in earnings.

The debt discount in the amount of $2,253,000 (resulting from the allocation of proceeds) was amortized to interest expense using the effective interest method over the expected term of the Debentures. The Company amortized $559,000 and $1,694,000 of this amount in 2007 and 2006 respectively with a corresponding increase in the carrying value of the Debentures. Of this amount $257,000 and $1,358,000 was charged to interest expense and $302,000 and $336,000 was recorded in additional paid-in capital as a result of redemptions and conversions during 2007 and 2006 respectively. An additional $93,000 and $492,000 in interest expense was recorded during 2007 and 2006 respectively based upon the 7% coupon rate.

February 4, 2008 Transaction

On February 4, 2008, the Company closed a private placement in which it sold units of securities comprised of 1,742,500 shares of Series A 12% Convertible Preferred Stock together with warrants to purchase 1,742,500 shares of common stock exercisable at $1.50 and warrants to purchase 1,742,500 shares of common stock exercisable at $2.00. In addition the Company issued to placement agents warrants to purchase 8,400 shares of common stock at $1.50. The warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet formerly under the caption “Warrant Liabilities”. These warrants were originally classified as a liability because the February 2006 warrants contain an anti-dilution provision in the event of a subsequent dilutive issuance and the potential number of shares issuable exceeded the Company’s authorized shares. Changes in fair value were recognized as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities”. In the second quarter of 2008, the warrants were reclassified to equity as a result of an amendment to the Company’s articles of incorporation approved at the May 21, 2008 annual meeting of shareholders increasing the Company’s authorized common stock from 100,000,000 to 200,000,000 shares (the “Charter Amendment”). The Charter Amendment authorization of the additional shares coupled with a provision in the February 2006 warrants limiting the number of shares that can be issued to holders of the February 2006 warrants, ensures that sufficient shares are available for issuance upon exercise of these warrants, thereby enabling them to be reclassified from a liability to equity. Through May 21, 2008, these warrants were marked to market resulting in a reduction in warrant liabilities in the balance sheet and an offsetting credit to change in fair value of warrant liabilities in the statement of operations in the amount of $100,000. The remaining fair value of $502,000 was credited to additional paid-in capital in the balance sheet. If the Company subdivides or combines its outstanding common stock, or issues additional shares of its capital stock in payment of a stock dividend in respect of its common stock or other securities, the number of shares issuable shall be proportionately increased or decreased, and the exercise price of the warrants shall be proportionately decreased or increased.

February 25, 2008 Transaction

On February 25, 2008, the Company sold to investors 7,500,000 shares of its common stock, 7,500,000 warrants to purchase shares of common stock exercisable at $0.70, and 3,000,000 warrants to purchase shares of common stock exercisable at $0.63. In addition, the Company issued to a placement agent 206,250 warrants to purchase shares of common stock at $0.70. The warrants were accounted for as freestanding derivative instruments in the consolidated balance sheet under the caption “Warrant Liabilities”. These warrants were originally classified as a liability because the February 2006 warrants contain an anti-dilution provision in the event of a subsequent dilutive issuance and the potential number of shares issuable exceeded the Company’s authorized shares prior to the Charter Amendment. Changes in fair value were recognized as either a gain or loss in the consolidated statement of operations under the caption “Gain/loss on change in fair value of warrant liabilities”. In the second quarter of 2008 the warrants were reclassified to equity as a result of the Charter Amendment. The Charter Amendment authorization of the additional shares coupled with a provision in the February 2006 warrants limiting the number of shares that can be issued to holders of the February 2006 warrants ensures that sufficient shares are available for issuance upon exercise of these warrants, thereby enabling them to be reclassified from a liability to equity. Through May 21, 2008, these warrants were marked to market resulting in a reduction in warrant liabilities in the balance sheet and an offsetting credit to change in fair value of warrant liabilities in the statement of operations in the amount of $356,000. The remaining fair value of $2,160,000 was credited to additional paid-in capital in the balance sheet. On December 26, 2008 the 3,000,000 warrants exercisable at $0.63 expired unexercised. If the Company pays a stock dividend or makes a distribution or combines shares of its common stock, then the number of shares issuable upon exercise of this warrant shall be proportionately adjusted such that the aggregate exercise price of this warrant remains unchanged.

Investor Relations Group

In May 2008 the Company entered into an agreement with Investor Relations Group (“IRG”) for IRG to provide investor relations services to the Company in exchange for cash and warrants on a monthly basis. On September 30, 2008 the Company terminated the agreement under the provisions of the agreement. During the effective contract period IRG earned 39,000 warrants valued at $3,000. The expense associated with these warrants was calculated using the Black-Scholes option-pricing model and charged to stock compensation expense. Assumptions used to value these warrants are included in the table provided below. The warrants are exercisable at $0.50 per share for a period of three years.

Cork Investments

On July 2, 2008 the Company issued 300,000 warrants to an investor in exchange for $20,000. The warrants are exercisable for common stock at $1.00 per share for a period of three years. The $20,000 was credited to additional paid in capital.

Consultant Warrants

In April 2009, the Company entered into agreements with consultants that provided for the grant of warrants for the purchase of 80,000 shares of common stock at an exercise price of $0.50 per share. The warrants were valued at $32,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 134%, risk free interest rate of 1.76% and zero dividends. The warrants vested immediately and the Company recognized expense related to these warrants of $32,000 during the year ended December 31, 2009. The agreements provide for the issuance of additional warrants to purchase up to approximately 700,000 shares of common stock based on the achievement of certain milestones. The Company will value and account for these potential warrants when it is determined that it is probable the milestones will be achieved.

In May 2009, the Company entered into agreements with consultants that provided for the grant of warrants to purchase 575,000 shares of common stock at an exercise price of $0.50 per share. The warrants were valued at $232,000 on issuance based on the following assumptions: an expected life of 5 years, volatility of 124%, risk free interest rate of 2.16% and zero dividends. The warrants vest through April 2011 and the Company recognized expense related to these warrants of $122,000 during the year ended December 31, 2009. The agreements provide for the issuance of additional warrants to purchase up to approximately 150,000 shares of our common stock based on the achievement of certain milestones. The Company will value and account for these potential warrants when it is determined that it is probable the milestones will be achieved.

In June 2009, the Company entered into an agreement with a consultant that provided for the grant of warrants for the purchase of 240,000 shares of common stock with an exercise price of $0.50 per share and with an exercise period of 4 years. The agreement was for payment of an invoice of $48,000 for past services performed and the warrants were valued at $48,000.

In July 2009, the Company entered into agreements with a consultant that provided for the grant of warrants for the purchase of 100,000 shares of common stock at an exercise price of $0.50 per share. The warrants were valued at $37,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 136%, risk free interest rate of 2.08% and zero dividends. The warrants vested immediately and the Company recognized expense related to these warrants of $37,000 during the year ended December 31, 2009.

Warrants

Warrant activity is summarized as follows:

Outstanding at January 1, 2008	8,276,706
Issued	17,073,605

Outstanding at December 31, 2008	25,350,311

Issued	27,755,000
Cancelled	(2,718,056)

Outstanding at December 31, 2009	50,387,255

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2009.

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
February 2006 Transaction
Investor Warrants (classified as Warrant Liabilities) (1)	6,989,574	$0.50	August 15, 2006	August 14, 2011
Investor Warrants (classified as Warrant Liabilities) (2)	2,995,523	$0.50	August 15, 2006	August 14, 2011
Placement Agent Warrants (classified as equity) (3)	998,508	$0.50	August 15, 2006	August 14, 2011
2001 Placement Agents	110,000	$3.50	February 1, 2002	February 1, 2012
February 4, 2008 Series A Transaction
$1.50 Investor Warrants	1,742,500	$1.50	August 3, 2008	February 4, 2012
$2.00 Investor Warrants	1,742,500	$2.00	August 3, 2008	February 4, 2012
$1.50 Placement Agent Warrants	8,400	$1.50	August 3, 2008	February 4, 2012
February 25, 2008 Common Stock Transaction
$0.70 Investor Warrants	7,500,000	$0.70	August 25, 2008	August 25, 2013
$0.70 Placement Agent Warrants	206,250	$0.70	August 25, 2008	August 25, 2013
Investor Relations Group	39,000	$0.50	September 30, 2008	September 30, 2011
Cork Investments	300,000	$1.00	July 2, 2008	July 2, 2011
February 12, 2009 Series B-1 Transaction
$0.50 Investor Warrants—Class A-1	1,800,000	$0.50	February 12, 2009	February 12, 2014
$0.50 Investor Warrants—Class A-2	1,800,000	$0.50	February 12, 2009	February 12, 2014
$0.50 Investor Warrants—Class B	7,200,000	$0.50	February 12, 2009	February 12, 2014
May 13, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-1	900,000	$0.50	May 13, 2009	May 13, 2014
$0.50 Investor Warrants—Class A-2	900,000	$0.50	May 13, 2009	May 13, 2014
$0.50 Investor Warrants—Class B	3,600,000	$0.50	May 13, 2009	May 13, 2014
June 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-1	500,000	$0.50	June 30, 2009	June 30, 2014
$0.50 Investor Warrants—Class A-2	500,000	$0.50	June 30, 2009	June 30, 2014
$0.50 Investor Warrants—Class B	2,000,000	$0.50	June 30, 2009	June 30, 2014
April 15, 2009 Consultant Warrants	80,000	$0.50	April 15, 2009	April 15, 2013
May 1, 2009 Consultant Warrants	575,000	$0.50	May 1, 2009	May 1, 2014
June 30, 2009 Consultant Warrants	240,000	$0.50	June 30, 2009	June 30, 2014
July 26, 2009 Consultant Warrants	100,000	$0.50	July 26, 2009	July 26, 2014
August 12, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-1	300,000	$0.50	August 12, 2009	August 12, 2014
$0.50 Investor Warrants—Class A-2	300,000	$0.50	August 12, 2009	August 12, 2014
$0.50 Investor Warrants—Class B	1,200,000	$0.50	August 12, 2009	August 12, 2014
September 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-1	325,000	$0.50	September 30, 2009	September 30, 2014
$0.50 Investor Warrants—Class A-2	325,000	$0.50	September 30, 2009	September 30, 2014
$0.50 Investor Warrants—Class B	1,300,000	$0.50	September 30, 2009	September 30, 2014
November 4, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-1	310,000	$0.50	November 4, 2009	November 4, 2014
$0.50 Investor Warrants—Class A-2	310,000	$0.50	November 4, 2009	November 4, 2014
$0.50 Investor Warrants—Class B	1,240,000	$0.50	November 4, 2009	November 4, 2014
December 8, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-1	325,000	$0.50	December 8, 2009	December 8, 2014
$0.50 Investor Warrants—Class A-2	325,000	$0.50	December 8, 2009	December 8, 2014
$0.50 Investor Warrants—Class B	1,300,000	$0.50	December 8, 2009	December 8, 2014

Total outstanding warrants	50,387,255

(1)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 2,548,430 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments. The warrants were classified as equity at December 31, 2008 but have been reclassified as warrant liabilities as a result of the adoption of new accounting provisions on January 1, 2009 that require warrants with certain features to be accounted for as a liability.

(2)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 5,946,354 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments.
(3)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 849,477 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments.

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

During the year ended December 31, 2009, the Company recognized a loss of $1,374,000 in its condensed consolidated statements of operations related to the change in fair value of warrant liabilities. During the year ended December 31, 2008, the Company recognized a gain of $2,145,000 related to the change in fair value of warrant liabilities.

9.	Fair Value of Financial Instruments

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

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	December 31,
	2009	2008
Risk free interest rate	1.14%	0.11% – 0.91%
Expected life	1.62 years	0.27 years – 2.62 years
Expected volatility of common share price	156%	95%
Common share price	$0.28	$0.09

Below is a summary of our fair value measurements at December 31, 2009 and 2008:

	Value at year end	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Year ended December 31, 2009:
Warrant liabilities	$1,633	$—	$1,633	$—
Money markets (cash and cash equivalents)	229	229	—	—

Year ended December 31, 2008:
Warrant liabilities	$55	$—	$55	$—
Money markets (cash and cash equivalents)	238	238	—	—

A summary of changes in the Warrant Liabilities is as follows:

Fair Value of Warrant Liabilities
(in thousands)
Balance January 1, 2008	$2,069
Fair value assigned to February 4, 2008 transaction warrants upon issuance	987
Fair value assigned to February 25, 2008 transaction warrants upon issuance	2,337
Reclassification of February 4 and February 25, 2008 warrant liabilities to Stockholders’ Deficit	(2,663)
Reclassification of February 2006 warrant liabilities to Stockholders’ Deficit	(530)
Change in fair value of warrant liabilities	(2,145)

Balance December 31, 2008	$55

Cumulative effect of change in accounting policy	204
Change in fair value of warrant liabilities	1,374

Balance December 31, 2009	$1,633

The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

10.	Stock-Based Compensation

Summary of Stock-Based Compensation Plans

At December 31, 2009, the Company had three stock-based compensation plans where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs (the “Plans”) as follows:

2001 Stock Incentive Plan.    In October 2001, the Company’s Board of Directors adopted the Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the “Incentive Plan”), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has 5,000,000 shares of common stock for issuance upon exercise of grants made under the Incentive Plan. Options granted under the Incentive Plan vest either immediately or over a period of up to three years, and expire 3 years to 10 years from the grant date. At December 31, 2009, 1,120,000 shares were available for future grant under the Incentive Plan.

2003 Non-Employee Director Stock Option Plan.    In 2003, the stockholders approved the Pro-Pharmaceuticals, Inc. 2003 Non-Employee Director Stock Option Plan (the “Director Plan”), which permits awards of stock options to non-employee directors. The stockholders reserved 1,000,000 shares of common stock for issuance upon exercise of grants made under the Director Plan. At December 31, 2009, 744,000 shares were available for future grant under the Director Plan.

2009 Incentive Compensation Plan.    In February 2009, the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”) which provides for the issuance of up to 10,000,000 shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2009, 1,540,000 shares were available for future grant under the 2009 Plan.

In addition, the Company has awarded 464,604 non-plan stock option grants to non-employees. These non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plan. 364,250 non-plan grants are outstanding at December 31, 2009.

Stock-based compensation expense, including restricted stock, for both employees and non-employees totaled $1,610,000 and $697,000 in 2009 and 2008, respectively. The Company expenses the value of stock options as earned. The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2009	2008	Cumulative Period from Inception (July 10, 2000) to December 31, 2009
Risk-free interest rate	2.0%	2.65%	2.45%
Expected life of the options	5 years	5 years	5 years
Expected volatility of the underlying stock	122%	95%	110%
Expected dividend rate	0%	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 7 years, with 5 years representing the estimated life of options granted. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. At December 31, 2009, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.

The following table summarizes the stock option activity in the stock based compensation plans:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2008	3,677,854	$0.63 – 4.05	$2.93
Granted	1,130,000	0.38 – 0.44	0.44
Forfeited	(101,354)	2.96 – 4.05	3.64

Outstanding, December 31, 2008	4,706,500	$0.38 – 4.05	$2.32
Granted	6,221,500	0.00 – 0.48	0.32
Forfeited	(467,750)	0.20 – 3.75	0.79
Exercised	(200,000)	0.00	0.00

Outstanding, December 31, 2009	10,260,250	$0.12 – 4.05	$1.20

The following tables summarize information about stock options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.12 – $0.23	3,056,500	4.17	$0.20	1,056,500	$0.20
$0.38 – $0.70	4,115,000	5.02	0.48	2,642,334	0.48
$1.01 – $2.92	855,500	2.81	1.47	715,502	1.56
$3.00 – $4.05	2,233,250	2.90	3.77	2,233,250	3.77

	10,260,250	4.12	$1.20	6,647,586	$1.66

The weighted-average grant-date fair values of options granted during 2009 and 2008 were $0.27 and $0.32, respectively. As of December 31, 2009 there were unvested options to purchase 3,612,664 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $638,000, which is expected to be recognized over a weighted–average period of 0.8 years. As of December 31, 2009, the aggregate intrinsic value of outstanding options was $234,000 and the aggregate intrinsic value of exercisable options was $89,000, based the Company’s closing common stock price of $0.28.

During 2009, 200,000 options were exercised by a consultant valued at $24,000. No options were exercised during the year ended December 31, 2008. No cash has been received from the exercise of employee stock options during the cumulative period from inception to December 31, 2009. The intrinsic value of options exercised for the cumulative period from inception was $98,000 resulting from the cashless exercise of options in October 2003 and February 2009.

The total fair value of options vested during the years ended December 31, 2009, 2008 and the cumulative period from inception to December 31, 2009 was $1,076,000, $714,000 and $7,358,000, respectively.

Other Stock Based Compensation Transactions

During 2001, the Company entered into a consulting agreement with a non-employee, who was also a Board member and former member of the Audit Committee, pursuant to which the Company granted 200,000 options to purchase common stock at an exercise price of $3.50 in consideration for services to be performed. At the time of issuance, these options were valued at $239,000 based on a deemed fair market value of the Company’s common stock of $2.28 per share. A portion of these options vested during fiscal years 2001 and 2002, and the remainder vested in 2003. The Company recorded fair value adjustments of $28,000 and $16,000 related to the unvested consultant options during 2003 and 2002, respectively. Total expense for the years ended December 31, 2003, 2002 and 2001 related to these options was $71,000, $64,000 and $147,000, respectively.

In March 2002, the Company entered into a second agreement with the same non-employee, by which the Company granted 2,000 options a month to purchase common stock at an exercise price of $3.50 in consideration for monthly consulting services. On November 11, 2002 such agreement was superseded by an amendment, which was effective retroactively to the date of the original agreement, March 1, 2002. Under the amended agreement, the Company granted 24,000 options on March 1, 2002, which vest at a rate of 2,000 options per month, as services are performed. These options were valued at $11,000 using the Black-Scholes option-pricing model, based on a grant date fair value of the Company’s common stock of $2.16 per share. During 2002, the Company recorded a $41,000 charge to stock compensation expense related to the 20,000 options that vested during the year. As of December 31, 2002, the Company had deferred compensation of $11,000 that related to the remaining unvested options, which was recognized in 2003.

In June 2003, the Company entered into a third agreement with the same non-employee, by which the Company granted 24,000 options effective retroactively to March 1, 2003, which vest at a rate of 2,000 options per month as services are performed. These options were valued at $33,000 using the Black-Scholes option-pricing model, based on a fair market value of the Company’s common stock of $3.50 per share. The consulting arrangement was concluded on March 1, 2004. The Company recorded fair value adjustments of ($2,000) and $21,000 related to the unvested consultant options during 2004 and 2003, respectively. Total expense for the years ended December 31, 2004 and 2003 related to these options was $17,000 and $40,000, respectively.

In January 2003, the Company granted 100,000 options at an exercise price of $3.50 to a Board member for consulting services unrelated to services performed as a director. One-third of the options vested immediately and the balance vests in equal amounts on the first and second anniversaries of the award. The options were valued at $156,000 using the Black-Scholes option-pricing model, based on a fair market value of the Company’s common stock of $2.80 per share. The consulting services were completed and the consulting arrangement was concluded as of March 31, 2004. The Company recorded fair value adjustments of $4,000 and $82,000 related to the unvested consultant options during 2004 and 2003, respectively. Total expense for the years ended December 31, 2004 and 2003 related to these options was $51,000 and $193,000, respectively.

In May 2003, the Company granted 10,000 options at an exercise price of $3.50 to a new member of the Scientific Advisory Board. One-half of the options vested immediately and the balance vests on the second anniversary. These options were valued at $16,000 using the Black-Scholes option-pricing model based on a fair market value of the Company’s common stock of $2.80 per share. The Company recorded fair value adjustments of $2,000 and $6,000 related to the unvested consultant options during 2004 and 2003, respectively. Total expense for the years ended December 31, 2004 and 2003 related to these options was $5,000 and $13,000, respectively.

In September 2003, the Company granted 25,000 options each to a Board member and to a member of the Scientific Advisory Board for consulting services. The options were exercisable immediately at $4.05 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $2.44 per share. The Company recorded a $122,000 charge to stock compensation expense in 2003 related to these awards.

In October 2003, in connection with the resignation of its former Chief Financial Officer, the Company accelerated the vesting on 100,000 options granted to such officer in September 2003 at an exercise price of $4.05, which was equal to the fair market value of the common stock on the date of grant. As the fair market value of the common stock was $4.45 per share at the time the vesting was accelerated, the Company recorded a $40,000 charge to stock compensation expense. Also, in October 2003, such officer exercised on a cashless basis 50,000 options at an exercise price of $2.97 per share resulting in the issuance of 16,629 shares. As the fair market value of the Company’s common stock on the date of exercise was $4.45 per share, the Company recorded a charge of $74,000 to stock compensation expense in 2003 related to the exercise of these options.

In March 2004, the Company issued 25,000 options in fulfillment of a September 2003 agreement with an investor relations firm. The agreement obligated the Company to pay a monthly retainer and issue options at a rate of 5,000 options per month, up to a maximum of 100,000 options, exercisable at $5.80 per share as services are performed. The Company concluded the engagement in February 2004. The options were exercisable immediately and expired on March 26, 2007. Accordingly, the Company recorded $29,000 as stock compensation expense in 2003 on the 15,000 options that vested as of December 31, 2003 and an additional stock compensation expense of $23,000 in 2004 on the 10,000 options that vested in January and February 2004. The stock compensation expense was determined based on a fair market value of the options when the options were earned. These options expired unexercised in 2007.

In April 2004, the Company entered into an agreement with an investor relations firm. The agreement obligated the Company to pay a monthly retainer and issue options at a rate of 5,000 per month up to a maximum of 60,000 options exercisable at $5.16 per share as services are performed. During 2004, 45,000 options were earned but not issued. During 2005 15,000 options were earned and the full 60,000 options were issued. The Company recorded $67,000 in 2004 and $14,000 in 2005 as stock compensation expense related to this agreement. The stock compensation expense was determined based on the fair market value of the options when the options were earned. The options were exercisable immediately and expired three years from the agreement date. These options expired unexercised in 2007.

In November 2005, the Company issued 5,000 options to a member of the Scientific Advisory Board for consulting services. The options were exercisable immediately at $2.61 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $1.35 per share which was the fair market value at the date of the grant. The Company recorded a $7,000 charge to stock compensation expense in 2005 related to this award.

In March 2006 the Company issued 15,000 options to a consultant for consulting services. 5,000 of the options were exercisable immediately, 5,000 options vest in March 2008 and 5,000 options vest in March 2009. The options are exercisable at $3.75 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $2.20 per share which was the fair market value at the date of the grant. The Company is recording a $33,000 charge to stock compensation expense over the vesting period of the options.

In December 2007, the Company issued 5,000 options to a consultant for consulting services. The options were exercisable immediately at $0.63 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $0.46 per share which was the fair market value at the date of the grant. The Company recorded a $2,000 charge to stock compensation expense in 2007 related to this award.

In April 2008, the Company issued 48,000 options to a consultant for consulting services. The options were exercisable immediately at $0.44 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $0.39 per share which was the fair market value at the date of the grant. The Company recorded a $15,000 charge to stock compensation expense in 2008 related to this award.

In February 2009, the Company issued 200,000 options to a consultant for consulting services. The options were exercisable immediately at $0 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $0.12 per share which was the fair market value at the date of the grant. The Company recorded a $24,000 charge to stock compensation expense in 2009 related to this award.

Restricted Stock

During 2009, the Company granted 2,500,000 shares of restricted common stock to members of its Board of Directors. These shares are restricted and any unvested shares are subject to forfeiture upon termination and would revert back to the Company. Of the 2,500,000 shares, 2,343,750 will vest in 2010 and 156,250 will vest in 2011. There were no shares vested at December 31, 2009. The restricted shares were valued at $450,000 ($0.18 per share) at the date of grant and will be recognized over the vesting period. During 2009, the Company recognized stock-based compensation of $197,000 related to restricted stock grants.

11.	Loss Per Share

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the years ended December 31, 2009 and 2008, all stock options, warrants and potential shares related to conversion of the Series A Preferred and the Series B Preferred were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	December 31,
	2009 (Shares)	2008 (Shares)
Warrants to purchase shares of common stock	50,387,255	25,350,311
Options to purchase shares of common stock	10,260,250	4,706,500
Restricted shares subject to vesting	2,500,000	—
Shares of common stock issuable upon conversion preferred stock	10,562,500	1,742,500

	73,710,005	31,799,311

12.	Commitments and Contingencies

Lease Commitments

The Company leases its facility under a non-cancelable operating lease that expires in August 2011. In connection with the operating lease, the Company has issued a letter of credit which is secured by restricted cash on deposit with the bank as a security deposit of $59,000. Rent expense under these operating leases was $287,000 and $250,000 for the years ended December 31, 2009 and 2008, respectively.

Future minimum payments under this lease as of December 31, 2009 are as follows (in thousands):

Year ended December 31,
2010	$267
2011	167

Total lease payments	$434

Separation Agreement — Former Chief Executive Officer and Chairman of the Board of Directors

In February 2009, in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Company’s Board of Directors, the Company entered into a Separation Agreement with Dr. Platt. The Separation Agreement provides that the Company shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that the Company may defer payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). However, all deferred amounts will continue to accrue and will be payable on the earlier of (i) the Company receiving a minimum of $4.0 million of funding after February 12, 2009, or (ii) February 12, 2011. The Company also agreed to continue to (i) provide health and dental insurance benefits to Dr. Platt, until the first to occur of February 12, 2011 or the date Dr. Platt and his family become eligible to receive health and dental insurance benefits under the plans of a subsequent employer and (ii) make the current monthly lease payments on his automobile until February 12, 2011. The Company recognized the full amount of the obligation related to the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance is reflected in accrued expenses ($154,000) and other long-term liabilities ($280,000) on the condensed consolidated balance sheet at December 31, 2009.

The Separation Agreement provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the DAVANAT® technology (whether or not such technology is patented); (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company; or (iii) the renewed listing of the Company’s securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to nine months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger the Company’s obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestone events as described, the Company has not accrued for the $1.0 million severance as of December 31, 2009. When it is deemed probable that one of the milestone events will be achieved, the Company will recognize the $1.0 million severance at that time.

The Separation Agreement also provides that upon (i) the consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50.0 million of royalty revenue, the Company will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 300,000 shares of the Company’s common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant (“Cashless Stock Options”) and (ii) approval by the FDA of the first NDA for any of the Company’s drug or drug delivery candidates based on DAVANAT® technology (whether or not such technology is patented), the Company will grant Dr. Platt fully vested Cashless Stock Options to purchase at least 500,000 shares of common stock. Due to the uncertainties regarding the achievement of any of the milestones as described, the Company has not recognized the value of the unissued stock options as of December 31, 2009. When it is deemed probable that one of the milestones will be achieved, the Company will recognize the expense related to the issuance of the stock options at that time based on the then current fair value.

Legal Proceedings

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, the Company has no pending legal proceedings except as follows:

In January 2004, David Platt, Ph.D., Pro-Pharmceuticals former Chairman and Chief Executive Officer, filed a lawsuit in Massachusetts Superior Court against GlycoGenesys, Inc., which asserted counterclaims against the Company related to its intellectual property. Prospect Therapeutics, Inc. subsequently purchased certain assets including this lawsuit from the GlycoGenesys bankruptcy estate. Before the Court could issue a decision after the lawsuit went to trial in March 2009, Prospect Therapeutics announced on May 15, 2009, that it had assigned all of its assets for the benefit of creditors and would liquidate. In response, the Company moved to dismiss the lawsuit on various grounds, including failure to prosecute. Prospect’s assets, including the lawsuit, were sold at auction on June 29, 2009, and the new owner of the assets elected not to prosecute. After a post-trial hearing, the Court issued a judgment dated July 17, 2009, dismissing the lawsuit against the Company and Dr. Platt.

On January 30, 2008, Custom Equity Research, Incorporated (d/b/a Summer Street Research Partners) filed a lawsuit against the Company in the Superior Court of the Commonwealth of Massachusetts, alleging claims for breach of contract, declaratory judgment and unjust enrichment arising out of an engagement letter under which Summer Street agreed to provide institutional investment placement services to the Company. Summer Street claims it is entitled to a placement fee for each placement made during the term of the agreement and for each issuance of securities made or agreed to be made by the Company from October 17, 2007 through November 16, 2008. The Company initially responded to the lawsuit with a motion to dismiss, which the Court denied on June 23, 2008, finding that the letter agreement was ambiguous with respect to Summer Street’s entitlement to compensation. The Court also denied Summer Street’s motion for a prejudgment attachment and trustee process, preliminarily finding that Summer Street was not likely to prevail on any of its claims. On July 3, 2008, the Company filed its answer, denying Summer Street’s material allegations. The parties are currently engaged in discovery and no trial date has been set for this matter. The Company believes the lawsuit is without merit and intends to contest it vigorously.

13.	Income Taxes

The components of the net deferred tax assets are as follows at December 31:

	2009	2008
	(in thousands)
Operating loss carryforwards	$16,572	$15,436
Tax credit carryforwards	212	165
Other temporary differences	276	(20)

	17,060	15,581
Less valuation allowance	(17,060)	(15,581)

Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2009	2008
Tax benefit at U.S. statutory rates	(34.0%)	(34.0%)
State tax benefit	(5.3%)	(6.2%)
Permanent differences	11.3%	(13.6%)
Research and development credits	(0.8%)	(2.5%)
Changes in valuation allowance	28.8%	56.3%

	0%	0%

As of December 31, 2009, the Company has federal and state net operating loss carryforwards totaling $44,407,000 and $27,898,000 respectively, which expire through 2029. In addition, the Company has federal and state research and development credits of $144,000 and $69,000, respectively, which expire through 2029. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.

At December 31, 2009 the Company has $1,082,000 of unrecognized tax benefits, $890,000 of which would affect the effective tax rate. The Company has not recognized an adjustment to the deficit accumulated during the development stage for unrecognized tax benefits because a full valuation allowance has been recorded against net operating loss carry forwards. Since the Company’s net deferred tax assets and the unrecognized tax benefits would not result in a cash payment, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits. Should the Company incur interest and penalties related to income taxes, those amounts would be included in income tax expense. Total amounts of unrecognized tax benefits are not expected to significantly increase or decrease within 12 months of the reporting date.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires.

14.	Subsequent Events

Series B-2 Closings

On January 29, 2010, the Company issued and sold, pursuant to the 10X Agreement: (i) 162,500 shares of Series B-2 convertible into 650,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 325,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 325,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 1,300,000 shares of common stock. Net proceeds from the closing were $308,000.

On March 8, 2010, the Company issued and sold, pursuant to the 10X Agreement: (i) 167,500 shares of Series B-2 convertible into 670,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 335,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 335,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 1,340,000 shares of common stock. Net proceeds from the closing were $322,000.

Series B Amendment

On February 11, 2010, the Company amended its Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, among other things, (i) extended the final purchase date to May 25, 2010 and (ii) extended the redemption date of the Series B-1 to December 25, 2010.