Form 10-Q
period 2010-06-30
PRO PHARMACEUTICALS INC
filed 2010-08-13
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2010 was 59,374,512.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009, and for the Cumulative Period From Inception (July 10, 2000) to June 30, 2010 (unaudited)	4
	Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Six Months Ended June 30, 2010 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009, and for the Cumulative Period From Inception (July 10, 2000) to June 30, 2010 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4	Controls and Procedures	21

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings	21

ITEM 1A	Risk Factors	22

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 5	Other Information	22

ITEM 6	Exhibits	24

SIGNATURES		25

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2010	December 31, 2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,863	$251
Prepaid expenses and other current assets	67	53

Total current assets	2,930	304

Property and equipment, net	11	17
Restricted cash	59	59
Intangible assets, net	54	56

Total assets	$3,054	$436

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$101	$221
Accrued expenses	708	779
Accrued dividends payable	227	52

Total current liabilities	1,036	1,052

Warrant liabilities	1,890	1,633
Other long-term liabilities	18	304

Total liabilities	2,944	2,989

Commitments and contingencies (Note 8)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, 900,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, redemption value: $1,857,000, liquidation value: $1,857,000 at June 30, 2010	1,537	1,270
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, 2,100,000 and 1,330,000 issued and outstanding at June 30, 2010 and December 31, 2009, respectively, redemption value: $4,321,000, liquidation value: $4,321,000 at June 30, 2010	1,498	644

Stockholders’ deficit:
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,617,500 and 1,642,500 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	654	664
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2010 and December 31, 2009, 58,255,382 and 51,742,090 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	58	52
Additional paid-in capital	49,370	42,532
Deficit accumulated during the development stage	(53,007)	(47,715)

Total stockholders’ deficit	(2,925)	(4,467)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$3,054	$436

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from inception through June 30, 2010
	2010	2009	2010	2009
	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$234	$423	$363	$576	$18,828
General and administrative	1,116	1,569	2,019	3,150	33,009

Total operating expenses	1,350	1,992	2,382	3,726	51,837

Total operating loss	(1,350)	(1,992)	(2,382)	(3,726)	(51,837)

Other income and (expense):
Interest income	1	1	1	2	771
Interest expense	—	—	—	—	(4,451)
Change in fair value of convertible debt instrument	—	—	—	—	(3,426)
Change in fair value of warrant liabilities	(305)	(852)	(1,411)	(1,714)	9,376
Other income	—	—	—	—	2

Total other income (expense)	(304)	(851)	(1,410)	(1,712)	2,272

Net loss	$(1,654)	$(2,843)	$(3,792)	$(5,438)	$(49,565)

Series A 12% preferred stock dividend	(49)	(52)	(96)	(104)	(544)
Series B-1 12% preferred stock dividend	(57)	(57)	(114)	(87)	(318)
Series B-2 12% preferred stock dividend	(121)	(15)	(215)	(15)	(352)
Series B preferred stock accretion	(594)	(370)	(1,075)	(552)	(2,482)

Net loss applicable to common stock	$(2,475)	$(3,337)	$(5,292)	$(6,196)	$(53,261)

Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.10)	$(0.13)
Shares used in computing basic and diluted net loss per share	53,911	50,357	51,916	48,194

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

(in thousands except share data)

					Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2009	900,000	$1,270	1,330,000	$644	1,642,500	$664	51,742,090	$52	$42,532	$(47,715)	$(4,467)

Issuance of Series B-2 redeemable convertible preferred stock and warrants, net of issuance costs of $77			770,000	434					1,029		1,029
Beneficial conversion feature recognized on issuance of series B-2 redeemable convertible preferred stock				(388)					388		388
Accretion of Series B-1 and B-2 redeemable convertible preferred stock to redemption value		267		607						(874)	(874)
Accretion of beneficial conversion feature for Series B-2				201						(201)	(201)
Series A 12% convertible preferred stock dividend							99,566		100	(96)	4
Series B-1 12% redeemable convertible preferred stock dividend							114,143		57	(114)	(57)
Series B-2 12% redeemable convertible preferred stock dividend							187,809		94	(215)	(121)
Issuance of restricted common stock							100,000				—
Exercise of common stock warrants							5,480,774	5	3,889		3,894
Exercise of common stock options							506,000	1	100		101
Conversion of Series A to common stock					(25,000)	(10)	25,000		10		—
Stock-based compensation									1,171		1,171

Net loss										(3,792)	(3,792)

Balance at June 30, 2010	900,000	$1,537	2,100,000	$1,498	1,617,500	$654	58,255,382	$58	$49,370	$(53,007)	$(2,925)

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2010
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,792)	$(5,438)	$(49,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	21	533
Stock-based compensation expense	1,171	1,038	5,566
Non-cash interest expense	—	—	4,279
Change in fair value of convertible debt instrument	—	—	3,426
Change in fair value of warrant liabilities	1,411	1,714	(9,376)
Write off of intangible assets	—	—	336
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14)	(17)	(64)
Accounts payable and accrued expenses	(190)	374	880
Other long-term liabilities	(286)	350	18

Net cash used in operating activities	(1,692)	(1,958)	(43,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(421)
Change in restricted cash	—	—	(59)
Increase in patents costs and other assets	—	—	(404)

Net cash used in investing activities	—	—	(884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	—	28,690
Net proceeds from exercise of common stock options and warrants	2,841	—	2,841
Net proceeds from issuance of Series A 12% Convertible Preferred Stock and related warrants	—	—	1,691
Net proceeds from issuance of Series B-1 12% Redeemable Convertible Preferred Stock and related warrants	—	1,548	1,548
Net proceeds from issuance of Series B-2 12% Redeemable Convertible Preferred Stock and related warrants	1,463	1,274	3,935
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	—	(1,641)
Proceeds from issuance of common stock warrants	—	—	20
Proceeds from (repayments of) shareholder advances	—	(200)	9

Net cash provided by financing activities	4,304	2,622	47,714

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,612	664	2,863
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	251	318	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,863	$982	$2,863

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$1,029	$2,036	$4,432
Conversion of accrued expenses into common stock	—	—	303
Cashless exercise of stock options	—	24	98
Conversion and redemptions of convertible notes and accrued interest into common stock	—	—	12,243
Conversion of extension costs related to convertible notes into common stock	—	—	171
Payment of Series A12% Convertible Preferred Stock dividend in common stock	47	104	187
Dividends payable on preferred stock	228	154	187
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of June 30, 2010 and the results of its operations for the three and six-months ended June 30, 2010 and 2009 and the cumulative period from inception (July 10, 2000) through June 30, 2010, the statement of changes in redeemable convertible preferred stock and stockholders’ deficit for the six months ended June 30, 2010 and its cash flows for the six months ended June 30, 2010 and 2009, and for the cumulative period from inception (July 10, 2000) to June 30, 2010. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2009.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company incurred cumulative net losses applicable to common stockholders of approximately $53.3 million for the cumulative period from inception (July 10, 2000) through June 30, 2010. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through June 30, 2010, the Company has raised a net total of approximately $47.7 million in capital through sale and issuance of common stock, common stock warrants, convertible preferred stock, redeemable convertible preferred stock ,convertible debt securities in public and private offerings and the exercise of common stock options and warrants. From inception (July 10, 2000) through June 30, 2010, the Company has used approximately $44.0 million of cash in its operations.

The Company’s Form 10-K, which was filed with the SEC on March 12, 2010, contained an audit opinion that expresses doubt about the ability of the Company to continue as a going concern for a reasonable period of time. At June 30, 2010, the Company had $2,863,000 of unrestricted cash and cash equivalents available to fund future operations. Subsequent to June 30, 2010, the Company issued 736,115 shares of common stock for the exercise of common stock warrants and options, resulting in cash proceeds of $359,000. The Company believes that with the funds on hand at June 30, 2010 and cash received subsequent to quarter end, there is sufficient cash to fund operations into March 2011. The Company is actively seeking to raise additional capital and has significantly reduced its administrative and clinical spending. If the Company is unsuccessful in raising additional capital before the end of March 2011, the Company may be required to cease operations or seek bankruptcy protection. In light of the Company’s current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result if such circumstances arise.

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

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Once approved for sale by regulators, the Company will receive a transfer payment for each dose of DAVANAT® shipped to PROCAPS, in addition to a royalty above a minimum annual sales threshold. There have been no such transfer payments and no sales have occurred as of June 30, 2010. PROCAPS will purchase an initial minimum order of DAVANAT® from the Company to qualify their vial-filling process and to replicate the Company’s stability study. The Company retains all intellectual property rights and is the owner of the regulatory approval of DAVANAT® in the region. PROCAPS has first negotiation rights to other countries in South and Central America and the Caribbean. Based on approval in Colombia, PROCAPS may then obtain the marketing authorization in more than 10 countries in Latin America.

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

2. Stock-Based Compensation

Stock-based compensation expense, for both employees and non-employees totaled $296,000 and $915,000 for the three and six-months ended June 30, 2010, respectively, and $706,000 and $912,000 for the three and six-months ended June 30, 2009, respectively. Additionally, the Company granted options during the six months ended June 30, 2010, of which $365,000 was included in accrued expenses at December 31, 2009.

Stock Options

The following table summarizes the stock option activity in the Company’s equity incentive plans from December 31, 2009 through June 30, 2010:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2009	10,260,250	$1.20
Granted	2,180,000	0.30
Exercised	(506,000)	0.20
Options forfeited/cancelled	(57,000)	2.70

Outstanding, June 30, 2010	11,877,250	$1.07

As of June 30, 2010, there was $475,000 of unrecognized compensation related to 2,300,502 unvested options which is expected to be recognized over a weighted–average period of approximately 1.1 years. The weighted-average grant date fair value for options granted during the six months ended June 30, 2010, was $0.26; there were no grants during the three months ended June 30, 2010. The weighted-average grant date fair value for options granted during the three and six-month periods ended June 30, 2009 was $0.40 and $0.27, respectively.

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30, 2010
	2010	2009
Risk-free interest rate	2.38%	2.00%	2.44%
Expected life of the options	5 years	5 years	5 years
Expected volatility of the underlying stock	126%	152%	112%
Expected dividend rate	0%	0%	0%

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock. During the year ended December 31, 2009, the Company granted 2,500,000 shares of restricted common stock to members of its Board of Directors. These shares are restricted and any unvested shares are subject to forfeiture upon termination and would revert back to the Company. Of the 2,500,000 shares, 1,875,000 were vested as of June 30, 2010, an additional 468,750 will vest in 2010 and 156,250 will vest in 2011. At June 30, 2010 there were 625,000 restricted shares remaining. The restricted shares were valued at $450,000 ($0.18 per share) at the date of grant and will be recognized over the vesting period.

During the three months ended June 30, 2010, the Company granted 100,000 shares of restricted common stock to a consultant. These shares are restricted until November 15, 2010 and any unvested shares are subject to forfeiture upon termination and would revert back to the Company. At June 30, 2010 there were 100,000 restricted shares remaining. The restricted shares were valued at $73,000 ($0.73 per share) at the date of grant, will be adjusted for unvested shares and will be recognized over the vesting period.

3. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Legal and accounting fees	$55	$99
Scientific and clinical fees	12	12
Accrued compensation	64	414
Accrued other	220	100
Accrued severance, current portion (see Note 8)	357	154

Total	$708	$779

4. Common Stock Warrants

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of June 30, 2010.

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
February 2006 Transaction
Investor Warrants (classified as Warrant Liabilities)	5,104,323	$0.50	August 15, 2006	August 14, 2011
Placement Agent Warrants (classified as equity)	398,508	$0.50	August 15, 2006	August 14, 2011
2001 Placement Agents	110,000	$3.50	February 1, 2002	February 1, 2012
February 4, 2008 Series A Transaction
$1.50 Investor Warrants	1,742,500	$1.50	August 3, 2008	February 4, 2012
$2.00 Investor Warrants	1,742,500	$2.00	August 3, 2008	February 4, 2012
$1.50 Placement Agent Warrants	8,400	$1.50	August 3, 2008	February 4, 2012
February 25, 2008 Common Stock Transaction
$0.70 Investor Warrants	7,500,000	$0.70	August 25, 2008	August 25, 2013
$0.70 Placement Agent Warrants	206,250	$0.70	August 25, 2008	August 25, 2013
Investor Relations Group	39,000	$0.50	September 30, 2008	September 30, 2011
Cork Investments	300,000	$1.00	July 2, 2008	July 2, 2011
February 12, 2009 Series B-1 Transaction
$0.50 Investor Warrants - Class A-1	1,800,000	$0.50	February 12, 2009	February 12, 2014
$0.50 Investor Warrants - Class A-2	1,800,000	$0.50	February 12, 2009	February 12, 2014
$0.50 Investor Warrants - Class B	7,200,000	$0.50	February 12, 2009	February 12, 2014

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
May 13, 2009 Series B-2 Transaction
$0.50 Investor Warrants - Class A-1	900,000	$0.50	May 13, 2009	May 13, 2014
$0.50 Investor Warrants - Class A-2	900,000	$0.50	May 13, 2009	May 13, 2014
$0.50 Investor Warrants - Class B	3,600,000	$0.50	May 13, 2009	May 13, 2014
June 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants - Class A-1	500,000	$0.50	June 30, 2009	June 30, 2014
$0.50 Investor Warrants - Class A-2	500,000	$0.50	June 30, 2009	June 30, 2014
$0.50 Investor Warrants - Class B	2,000,000	$0.50	June 30, 2009	June 30, 2014
April 15, 2009 Consultant Warrants	330,000	$0.50	April 15, 2009	April 15, 2013
May 1, 2009 Consultant Warrants	575,000	$0.50	May 1, 2009	May 1, 2014
June 30, 2009 Consultant Warrants	240,000	$0.50	June 30, 2009	June 30, 2014
July 26, 2009 Consultant Warrants	100,000	$0.50	July 26, 2009	July 26, 2014
August 12, 2009 Series B-2 Transaction
$0.50 Investor Warrants - Class A-1	300,000	$0.50	August 12, 2009	August 12, 2014
$0.50 Investor Warrants - Class A-2	300,000	$0.50	August 12, 2009	August 12, 2014
$0.50 Investor Warrants - Class B	1,200,000	$0.50	August 12, 2009	August 12, 2014
September 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants - Class A-1	325,000	$0.50	September 30, 2009	September 30, 2014
$0.50 Investor Warrants - Class A-2	325,000	$0.50	September 30, 2009	September 30, 2014
$0.50 Investor Warrants - Class B	1,300,000	$0.50	September 30, 2009	September 30, 2014
November 4, 2009 Series B-2 Transaction
$0.50 Investor Warrants - Class A-1	310,000	$0.50	November 4, 2009	November 4, 2014
$0.50 Investor Warrants - Class A-2	310,000	$0.50	November 4, 2009	November 4, 2014
$0.50 Investor Warrants - Class B	1,240,000	$0.50	November 4, 2009	November 4, 2014
December 8, 2009 Series B-2 Transaction
$0.50 Investor Warrants - Class A-1	325,000	$0.50	December 8, 2009	December 8, 2014
$0.50 Investor Warrants - Class A-2	325,000	$0.50	December 8, 2009	December 8, 2014
$0.50 Investor Warrants - Class B	1,300,000	$0.50	December 8, 2009	December 8, 2014
January 29, 2010 Series B-2 Transaction
$0.50 Investor Warrants - Class A-1	325,000	$0.50	January 29, 2010	January 29, 2015
$0.50 Investor Warrants - Class A-2	325,000	$0.50	January 29, 2010	January 29, 2015
$0.50 Investor Warrants - Class B	1,300,000	$0.50	January 29, 2010	January 29, 2015
March 8, 2010 Series B-2 Transaction
$0.50 Investor Warrants - Class A-1	335,000	$0.50	March 8, 2010	March 8, 2015
$0.50 Investor Warrants - Class A-2	335,000	$0.50	March 8, 2010	March 8, 2015
$0.50 Investor Warrants - Class B	1,340,000	$0.50	March 8, 2010	March 8, 2015
April 30, 2010 Series B-2 Transaction
$0.50 Investor Warrants - Class A-1	310,000	$0.50	April 30, 2010	April 30, 2015
$0.50 Investor Warrants - Class A-2	310,000	$0.50	April 30, 2010	April 30, 2015
$0.50 Investor Warrants - Class B	1,240,000	$0.50	April 30, 2010	April 30, 2015
May 10, 2010 Series B-2 Transaction
$0.50 Investor Warrants - Class A-1	570,000	$0.50	May 10, 2010	May 10, 2015
$0.50 Investor Warrants - Class A-2	570,000	$0.50	May 10, 2010	May 10, 2015
$0.50 Investor Warrants - Class B	2,280,000	$0.50	May 10, 2010	May 10, 2015
May 2010 $0.75 Consultant Warrants	710,000	$0.75	May 25, 2010	May 25, 2014
May 2010 $2.50 Consultant Warrants	72,000	$2.50	May 25, 2010	May 25, 2014

Total outstanding warrants	55,178,481

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consultant Warrants

In April 2009, the Company entered into agreements with consultants that provided for the grant of warrants for the purchase of 330,000 shares of common stock at an exercise price of $0.50 per share. Of the 330,000 warrants, 80,000 vested immediately and 250,000 will vest upon the achievement of certain milestones. The initial 80,000 warrants were valued at $32,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 134%, risk free interest rate of 1.76% and zero dividends and the expense recognized upon issuance. During the six months ended June 30, 2010, 50,000 warrants vested (valued at $17,000 on the vesting date using the following assumptions: expected life of 3.06 years, volatility of 140%, risk free interest rates of 1.69% and zero dividends). During the six months when it became probable that the remaining 200,000 warrants would vest (valued at $113,000 at June 30, 2010 using the following assumptions: expected life of 2.79 years, volatility of 138%, risk free interest rates of 1.00% and zero dividends), the Company recognized expense of $40,000 and $73,000 for the three and six-months ended June 30, 2010.

In May 2009, the Company entered into agreements with consultants that provided for the grant of warrants to purchase 575,000 shares of common stock at an exercise price of $0.50 per share. The warrants were valued at $232,000 on issuance based on the following assumptions: an expected life of 5 years, volatility of 124%, risk free interest rate of 2.16% and zero dividends. The warrants vest through April 2011 and the Company recognized expense related to these warrants of $27,000 and $16,000 during the three and six-months ended June 30, 2010, respectively, and $95,000 during the three and six-months ended June 30, 2009. The following assumptions were used to value the warrants on June 30, 2010: an expected life of 3.84 years, volatility of 143%, risk free interest rate of 1.40% and zero dividends. As of June 30, 2010, 429,400 of these warrants were vested. The agreements also provide for the issuance of additional warrants to purchase up to 150,000 shares of common stock based on the achievement of certain milestones. The Company will value and account for these potential warrants when it is determined that it is probable the milestones will be achieved.

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

In May 2010, the Company granted warrants to consultants for the purchase of 210,000 shares of common stock at an exercise price of $0.75 per share. The warrants were valued at $134,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 143%, risk free interest rate of 1.610% and zero dividends. The warrants vested immediately and the company recognized an expense of $134,000 related to these warrants during the three and six-months ended June 30, 2010.

In May 2010, the Company entered into an agreement with a consultant that provided for the grant of warrants for the purchase of 72,000 shares of common stock at an exercise price of $2.50 per share. The warrants were initially valued at $40,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 143%, risk free interest rate of 1.610% and zero dividends. The warrants vest at a rate of 3,000 per month and the unvested warrants will be revalued as they vest. At June 30, 2010, 12,000 warrants were vested. The company recognized an expense of $7,000 related to these warrants during the three and six-months ended June 30, 2010.

In May 2010, the Company entered into an agreement with a consultant that provided for the grant of warrants for the purchase of 500,000 shares of common stock at an exercise price of $0.75 per share. The warrants were initially valued at $320,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 143%, risk free interest rate of 1.610% and zero dividends. The warrants vest based on the achievement of certain fundraising milestones. At June 30, 2010, all 500,000 warrants were unvested. The Company will revalue and recognize the expense related to these warrants as they vest. The Company did not recognize any expense related to these warrants during the three and six-months ended June 30, 2010, since the Company determined that it was not yet probable that the milestones will be achieved.

In June 2010, the Company entered into an agreement with a consultant, who is also a board member, which provided for the grant of warrants for the purchase of 600,000 shares of common stock at an exercise price of $0.71 per share. These warrants were issued subsequent to quarter end and initially valued at $365,000 based on the following assumptions: an expected life of 5 years, volatility of 129%, risk free interest rate of 1.8% and zero dividends. Of the 600,000 warrants, 150,000 vested immediately on signing of the agreement, 150,000 vest at the end of one year and the remaining 300,000 warrants vest based on the achievement of certain milestones. The unvested warrants will be revalued as they vest. The Company recognized an expense of $100,000 related to these warrants during the three and six-months ended June 30, 2010.

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

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	Warrants
	June 30, 2010	December 31, 2009
Risk free interest rate	0.32%	1.14%
Expected life	1.12 years	1.62 years
Expected volatility of common share price	104%	156%
Common share price	$0.71	$0.28

Below is a summary of our fair value measurements at June 30, 2010 and December 31, 2009:

	Value at Period End	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
June 30, 2010:
Warrant liabilities	$1,890	$—	$1,890	$—
Money markets (cash and cash equivalents)	2,328	2,328	—	—
December 31, 2009:
Warrant liabilities	$1,633	$—	$1,633	$—
Money markets (cash and cash equivalents)	229	229	—	—

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

Through a series of closings from May 2009 through May 2010, the Company issued and sold, pursuant to the 10X Agreement, a total of (i) 2,100,000 shares of Series B-2 convertible preferred stock (“Series B-2 redeemable convertible preferred stock” or “Series B-2”) convertible into 8,400,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 4,200,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 4,200,00 shares of common stock; and (iv) Class B warrants exercisable to purchase 8,400,000 shares of common stock.

The Series B-2 closings were as follows:

On May 13, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 450,000 shares of Series B-2 convertible into 1,800,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 900,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 900,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 3,600,000 shares of common stock. Net proceeds from the closing were $801,000.

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

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 30, 2010, the Company issued and sold, pursuant to the 10X Agreement: (i) 155,000 shares of Series B-2 convertible into 620,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 310,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 310,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 1,240,000 shares of common stock. Net proceeds from the closing were $297,000.

On May 10, 2010, the Company issued and sold, pursuant to the 10X Agreement: (i) 285,000 shares of Series B-2 convertible into 1,140,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 570,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 570,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 2,280,000 shares of common stock. Net proceeds from the closing were $536,000.

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

Redemption Rights. Upon notice of not less than 30 trading days, a holder of Series B may require the Company to redeem, in whole or in part, (i) the Series B-1 at any time on or after July 15, 2011 (as amended on August 6, 2010) and (ii) the Series B-2 at any time on or after two years or July 15, 2011, whichever is later (as amended on August 6, 2010), from the date of issuance of such shares of Series B-2. The

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redemption price will be equal to the sum of the stated value of the Series B, plus all accrued but unpaid dividends thereon, as of the redemption date. If the Company fails for any reason to pay the redemption price in cash on the redemption date, then the holders of the Series B requesting redemption may, at their sole option, automatically convert their shares of Series B into a promissory note bearing interest at the rate of 15% per year and secured by a lien on all of the Company’s assets. So long as any shares of the Series B remain outstanding, the Company is also subject to restrictions limiting, among other things, amendments to the Company’s organizational documents; the purchase or redemption of the Company’s capital stock; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other restricted payments; investments and acquisitions; joint ventures, licensing agreements, exclusive marketing and other distribution agreements; issuances of securities; incurrence of indebtedness; incurrence of liens and other encumbrances and issuances of any common stock equivalents.

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

The fair value of the warrants issued in connection with the Series B-1 was $1,296,000 at the date of issuance based on the following assumptions: an expected life of 5 years, volatility of 118%, risk free interest rate of 1.79% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-1 and the related warrants, resulting in $1,105,000 of the proceeds being allocated to additional paid-in capital. The Company analyzed the Series B-1, post-allocation of the gross proceeds, and determined that there was no beneficial conversion feature at the date of issuance. The issuance costs of the Series B-1 were recorded as a reduction to the carrying value of the Series B-1 when issued, and are accreted to the redemption value of the Series B-1 through the earliest redemption date (December 25, 2010). Due to the redemption feature, the Company has presented the Series B-1 outside of permanent equity, in the mezzanine of the condensed consolidated balance sheet at June 30, 2010.

The fair value of the warrants issued through June 30, 2010 in connection with the Series B-2 was $9,481,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 124% to 129%, risk free interest rates of 1.98% to 2.70% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-2 and the related warrants, resulting in $2,760,000 of the proceeds being allocated to additional paid-in capital. The issuance costs of the Series B-2 were recorded as a reduction to the carrying value of the Series B-2 when issued, and are accreted to the redemption value of the Series B-2 through the earliest redemption dates. Due to the redemption feature, the Company has presented the Series B-2 outside of permanent equity, in the mezzanine of the condensed consolidated balance sheet at June 30, 2010.

The Company analyzed the Series B-2, post-allocation of the gross proceeds, and determined that there was a beneficial conversion feature at the dates of issuance. Because the closing price of the common stock on the closing date was greater than the effective conversion price, $1,016,000 of the proceeds (limited to the allocation of the proceeds) were allocated to an embedded beneficial conversion feature of the Series B-2. The amount allocated to the beneficial conversion feature was recorded as a discount to the Series B-2 is being accreted, with such accretion being charged through the earliest redemption dates.

7. Loss Per Share

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and six-month periods ended June 30, 2010 and 2009, all stock options, warrants and potential shares related to conversion of the Series A Preferred and the Series B Preferred were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	June 30, 2010 (Shares)	June 30, 2009 (Shares)
Warrants to purchase shares of common stock	55,178,481	36,150,311
Options to purchase shares of common stock	11,877,250	8,138,000
Restricted shares subject to vesting	725,000	2,500,000
Shares of common stock issuable upon conversion of preferred stock	13,617,500	5,342,500

	81,398,231	52,130,811

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Commitments and Contingencies

Separation Agreement – Former Chief Executive Officer and Chairman of the Board of Directors

In February 2009, in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Company’s Board of Directors, the Company entered into a Separation Agreement with Dr. Platt. The Separation Agreement provides that the Company shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that the Company may defer payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). However, all deferred amounts will continue to accrue and will be payable on the earlier of (i) the Company receiving a minimum of $4.0 million of funding after February 12, 2009, or (ii) February 12, 2011. The Company also agreed to continue to (i) provide health and dental insurance benefits to Dr. Platt, until the first to occur of February 12, 2011 or the date Dr. Platt and his family become eligible to receive health and dental insurance benefits under the plans of a subsequent employer and (ii) make the current monthly lease payments on his automobile until February 12, 2011. The Company recognized the full amount of the obligation related to the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance is reflected in accrued expenses ($357,000) on the condensed consolidated balance sheet at June 30, 2010.

The Separation Agreement provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the DAVANAT® technology (whether or not such technology is patented); (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company; or (iii) the renewed listing of the Company’s securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to nine months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger the Company’s obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestone events as described, the Company has not accrued for the $1.0 million severance as of June 30, 2010. When it is deemed probable that one of the milestone events will be achieved, the Company will recognize the $1.0 million severance at that time.

The Separation Agreement also provides that upon (i) the consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50.0 million of royalty revenue, the Company will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 300,000 shares of the Company’s common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant (“Cashless Stock Options”) and (ii) approval by the FDA of the first NDA for any of the Company’s drug or drug delivery candidates based on DAVANAT® technology (whether or not such technology is patented), the Company will grant Dr. Platt fully vested Cashless Stock Options to purchase at least 500,000 shares of common stock. Due to the uncertainties regarding the achievement of any of the milestones as described, the Company has not recognized the value of the unissued stock options as of June 30, 2010. When it is deemed probable that one of the milestones will be achieved, the Company will recognize the expense related to the issuance of the stock options at that time based on the then current fair value.

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

9. Subsequent Events

On August 11, 2010, the Company and 10X Fund LP entered into an agreement to extend the redemption date of the Series B-1 from December 25, 2010 to July 15, 2011 and to amend the redemption dates of the Series B-2 to two years after the date of issuance or July 15, 2011, whichever is later. Also, should the Series B-1 or B-2 be redeemed and the Company fails to pay the redemption price in cash, requiring the conversion of the redemption amount to a promissory note (the “Promissory Note”) as discussed in Note 6, the Promissory Note has been amended to be convertible into shares of Company common stock at an initial conversion price of $0.50 per share, however, such conversion price shall be subject to adjustment from time to time in certain circumstances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under federal securities laws and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, legal proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Pro-Pharmaceuticals operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to, without limitation, our early stage of development, our dependence on outside capital, uncertainties of our technology and clinical trials, uncertainties of regulatory approval requirements for our products, competition and stock price volatility in the biotechnology industry, limited trading volume for our stock, concentration of ownership of our stock, our collaboration arrangement with PROCAP, S.A., and other risks detailed herein and from time to time in our SEC reports. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Pro-Pharmaceuticals appearing elsewhere herein.

Overview

We are a development-stage company engaged in the discovery and development of therapeutic compounds that target Galectin receptors that we believe enhance existing cancer treatments. We believe our therapeutics could also be used in the treatment of liver, microbial and inflammatory diseases. All of our products are presently in development, including pre-clinical and clinical trials.

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

Subsequent to the quarter ended June 30, 2010, we received $359,000 from the exercise of warrants and options for 736,115 shares of our common stock. We believe that with the cash received subsequent to quarter end and the cash on hand at June 30, 2010, there is sufficient cash to fund operations into March 2011. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

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

We believe, based on the outcome of our clinical trials to date, that DAVANAT®, when co-administered with 5-FU or biological drugs is superior to the current standard of care. We plan to file NDAs for DAVANAT® in combination with other chemotherapies and biologics. Biologics are therapeutic products based on materials derived from living materials.

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

In September 2008, we submitted a clinical and pre-clinical package to the FDA in support of our DAVANAT® NDA. The FDA reported to us in its minutes for the December 2008 meeting that we will be required to conduct a Phase III trial to demonstrate superiority to the best standard of care for late stage colorectal cancer patients. As part of the Phase III trial, we plan to conduct a pharmacokinetic (PK) analysis, which may allow us to file an NDA for DAVANAT® as an adjuvant when administered with 5-FU. Adjuvants are pharmacological or immunological agents that modify the effect of other agents, such as drugs or vaccines.

On June 16, 2010, we announced the appointment of Peter Traber, M.D., as our interim Chief Medical Officer to, among other things, lead our FDA Phase III colorectal cancer trial for DAVANAT® as well as our overall FDA approval process. Dr. Traber has been a member of our Board of Directors since February 2009 and is President Emeritus and former Chief Executive Officer of Baylor School of Medicine. His previous positions include Senior Vice President of Clinical Development and Medical Affairs and Chief Medical Officer of GlaxoSmithKline, and Chief Executive Officer of the University of Pennsylvania Health System.

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

Once approved for sale by regulators, we will receive a transfer payment for each dose of DAVANAT® shipped to PROCAPS, in addition to a royalty above a minimum annual sales threshold. PROCAPS will purchase an initial minimum order of DAVANAT® from Pro-Pharmaceuticals to qualify their vial-filling process and to replicate Pro-Pharmaceuticals’ stability study. We retain all intellectual property rights and we are the owner of the regulatory approval of DAVANAT® in the region. PROCAPS has first negotiation rights to other countries in South and Central America and the Caribbean. Based on approval in Colombia, PROCAPS may then obtain the marketing authorization in 10 countries in Latin America.

Results of Operations

Three and Six-Months Ended June 30, 2010 Compared to Three and Six-Months Ended June 30, 2009

Research and Development Expense.

	Three Months Ended June 30,		Six Months Ended June 30,		2010 as Compared to 2009
					Three Months		Six Months
	2010	2009	2010	2009	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$234	$423	$363	$576	$(189)	(45)%	$(213)	(37)%

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

Our research and development expenses for the three and six-months ended June 30, 2010, as compared to the three and six-months ended June 30, 2009, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Direct external expenses:
Clinical programs	$30	$90	$38	$105
Pre-clinical activities	—	79	11	103
Stock –based compensation	103	116	112	123
All other research and development expenses	101	138	202	245

	$234	$423	$363	$576

Clinical program and pre-clinical expenses for the three and six-months ended June 30, 2010, decreased compared to the same periods in 2009, due primarily to overall lower activity, specifically, decreased pre-clinical activities. We plan to initiate a Phase III trial as soon as we raise sufficient additional funds which will serve to increase our research and development expense.

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

General and Administrative Expense.

	Three Months Ended June 30,		Six Months Ended June 30,		2010 as Compared to 2009
					Three Months		Six Months
	2010	2009	2010	2009	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,116	1,569	$2,019	$3,150	$(453)	(29)%	$(1,131)	(36)%

General and administrative expenses consist primarily of salaries, including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the decrease for the three-months ended June 30, 2010 as compared to the same period in 2009 is due to decreased payroll ($92,000), decreased stock-based compensation ($294,000), and decreased legal and accounting costs ($140,000), offset by increased business development expenses ($108,000) as we increased our efforts to commercialize DAVANAT® in South America. The primary reason for the decrease for the six-months ended June 30, 2010 as compared to the same period in 2009 is due to decreased payroll ($556,000) as the result of the recognition of severance obligations in 2009 related to the departure of our former chief executive officer, decreased stock-based compensation expense ($225,000) and decreased legal and accounting costs ($539,000) primarily due to trade secrets litigation in 2009, offset by increased business development expenses ($266,000) as we increased our efforts to gain regulatory approval to commercialize DAVANAT® in South America.

Other Income and Expense. Other income and expense for the three and six-months ended June 30, 2010 was an expense of $305,000 and $1,411,000, respectively, and for the three and six-months ended June 30, 2009 was an expense of $851,000 and $1,712,000, respectively, related primarily to the change in fair value of warrant liabilities.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of June 30, 2010, we raised a net total of $47.7 million from these offerings. At June 30, 2010, we had $2,863,000 of unrestricted cash and cash equivalents available to fund future operations.

Subsequent to the quarter ended June 30, 2010, we received $359,000 from the exercise of warrants and options for 736,115 shares of our common stock. We believe that with the funds from the cash received subsequent to quarter end and the cash on hand at June 30, 2010, there is sufficient cash to fund operations into March 2011. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. We are actively seeking to raise additional capital and have significantly reduced our administrative and clinical spending. If we are unsuccessful in raising additional capital before the end of March 2011, we may be required to cease operations or seek bankruptcy protection. Our Form 10-K, which was filed with the SEC on March 12, 2010, contained an audit opinion that expresses doubt about our ability to continue as a going concern for a reasonable period of time. In light of our current financial position and the uncertainty of raising sufficient capital to achieve our business plan, there is substantial doubt about our ability to continue as a going concern. Net cash used in operations decreased by $266,000 to $1,692,000 for the six months ended June 30, 2010, as compared to $1,958,000 for the six months ended June 30, 2009. Cash operating expenses decreased principally due to decreased research and development activities and cost containment measures during the period which required overall lower cash expenditures.

No cash was provided by or used in investing activities during the six-months ended June 30, 2010, unchanged from the same period in 2009.

Net cash provided by financing activities was $4,304,000 during the six-months ended June 30, 2010 as compared to $2,622,000 during the six-months ended June 30, 2009, due primarily to the transactions described below.

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

On April 30, 2010, we issued and sold, pursuant to the 10X Agreement: (i) 155,000 shares of Series B-2 convertible into 620,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 310,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 310,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 1,240,000 shares of common stock. Net proceeds from the closing were $297,000.

On May 10, 2010, we issued and sold, pursuant to the 10X Agreement: (i) 285,000 shares of Series B-2 convertible into 1,140,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 570,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 570,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 2,280,000 shares of common stock. Net proceeds from the closing were $536,000.

During the six months ended June 30, 2010, warrants for common stock were exercised resulting in the issuance of 5,480,774 shares of common stock and net cash proceeds of $2,740,000. During the six months ended June 30, 2010, options for common stock were exercised resulting in the issuance of 506,000 shares of common stock and net cash proceeds of $101,000.

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

On May 13 , 2009, we issued and sold, pursuant to the 10X Agreement: (i) 450,000 shares of Series B-2 convertible preferred stock (“Series B-2 redeemable convertible preferred stock” or “Series B-2”) convertible into 1,800,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 900,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 900,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 3,600,000 shares of common stock. Net proceeds from the closing were $801,000.

On June 30, 2009, we issued and sold, pursuant to the 10X Agreement: (i) 250,000 shares of Series B-2 convertible into 1,000,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 500,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 500,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 2,000,000 shares of common stock. Net proceeds from the closing were $473,000.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at June 30, 2010, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$302	$272	$30	$—	$—
Separation agreement	357	357	—	—	—

Total payments due under contractual obligations	$659	$629	$30	$—	$—

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

Separation agreement. In February 2009, we entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., our former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides that we shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that we may defer payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). However, all deferred amounts will continue to accrue and will be payable on the earlier of (i) the Company receiving a minimum of $4.0 million of funding after February 12, 2009, or (ii) February 12, 2011. We also agreed to continue to (i) provide health and dental insurance benefits to Dr. Platt, until the first to occur of February 12, 2011 or the date Dr. Platt and his family become eligible to receive health and dental insurance benefits under the plans of a subsequent employer and (ii) make the current monthly lease payments on his automobile until February 12, 2011. We recognized the full amount of the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance is reflected in accrued expenses ($357,000) at June 30, 2010.

The Separation Agreement provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the DAVANAT® technology (whether or not such technology is patented); (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company; or (iii) the renewed listing of our securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to nine months, and if we have insufficient cash at the time of any of such events, we may issue Dr. Platt a secured promissory note for such amount. If we file a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestones as described, we have not accrued for the $1.0 million severance as of June 30, 2010. When it is deemed probable that one of the milestone events will be achieved, we will then recognize the $1.0 million severance at that time.

The Separation Agreement also provides that upon (i) the consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50.0 million of royalty revenue, we will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 300,000 shares of our common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant and (ii) approval by the FDA of the first NDA for any of our drug or drug delivery candidates based on DAVANAT® technology (whether or not such technology is patented), we will grant Dr. Platt fully vested cashless stock option with identical terms to purchase at least 500,000 shares of common stock. Due to the uncertainties regarding the achievement of any of the milestones as described, we have not recognized the value of the unissued stock options as of June 30, 2010. When it is deemed probable that one of the milestone events will be achieved, we will then recognize the expense related to the issuance of the stock options at that time based on the then current fair value.

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

Application of Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, accrued expenses, stock-based compensation, and warrant liabilities, contingencies and litigation. We base our estimates on historical experience, terms of existing contracts, our observance of trends in the industry, information available from other outside sources and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of June 30, 2010, we had $1,890,000 of outstanding warrant liabilities. We account for the warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934) and concluded that, as of June 30, 2010, our disclosure controls and procedures were effective. During the quarter ended June 30, 2010, no change in our internal control over financial reporting has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	Risk Factors

The risks we face, as set forth Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, have not changed materially during the three months ended June 30, 2010, except as follows:

Performance milestones may not occur as contemplated by the agreement with PROCAPS S.A.

As our arrangement with PROCAPS is a collaboration, and because collaborations take place over time, milestone and performance risks are inherent and so performance milestones may not occur as contemplated by our agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 30, 2010, we issued and sold, pursuant to the 10X Agreement: (i) 155,000 shares of Series B-2 convertible into 620,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 310,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 310,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 1,240,000 shares of common stock. Net proceeds from the closing were $297,000. These securities were issued in a transaction exempt from registration afforded by Section 4(2) of the Securities Act of 1933.

On May 10, 2010, we issued and sold, pursuant to the 10X Agreement: (i) 285,000 shares of Series B-2 convertible into 1,140,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 570,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 570,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 2,280,000 shares of common stock. Net proceeds from the closing were $536,000. These securities were issued in a transaction exempt from registration afforded by Section 4(2) of the Securities Act of 1933.

Item 5.	Other Information

In June 2010 we agreed in principle to engage PGT BioMedical Consulting, LLC, for a four-year consulting arrangement for services customarily provided by a chief medical officer, with terms to be negotiated but with an effective date of June 15, 2010. PGT BioMedical Consulting is controlled by Peter Traber, M.D., who is a member of our Board of Directors. On June 16, 2010, we announced the appointment of Dr. Traber as our interim Chief Medical Officer. As of August 3, 2010, we entered into a Consulting Agreement pursuant to which PGT BioMedical Consulting, agree s to provide services, which are to be performed by Dr. Traber, related to, among other things, approvals of DAVANAT® in the field of oncology, completing a plan for the development and approval of a drug for liver fibrosis/cirrhosis, and overseeing the conduct of our clinical trials. The Consulting Agreement is terminable by either party on 90 days notice and contains customary provisions for assignment of inventions and protection of confidential information.

The Consulting Agreement provides that we will pay PGT BioMedical Consulting $5,000 per month for the first two years of the four-year term, and, following approval by our Board of Directors, grant a five-year common stock purchase warrant to Dr. Traber for 600,000 shares of our common stock exercisable as follows: 150,000 warrants upon signing the Consulting Agreement, 150,000 warrants at the its first anniversary with satisfactory performance of the objectives contemplated by the Consulting Agreement, 150,000 warrants when the first patient is dosed in our Phase III trials, and 150,000 warrants when an investigational new drug application is approved for fibrosis. Following approval by our Board as of July 1, 2010, we issued a warrant dated August 3, 2010, to Dr. Traber exercisable at $0.71 per share to purchase 600,000 shares of our common stock upon achievement of such milestones.

The foregoing description is qualified in its entirety by the full text of the Consulting Agreement and Common Stock Purchase Warrant, copies of which are attached as Exhibits 10.1 and 10.2 respectively to this Form 10-Q Quarterly Report and are incorporated herein by reference.

On August 11, 2010, we entered into a letter agreement, or the Letter Agreement, with 10X Fund, L.P., the holder of all of our outstanding shares of Series B-1 and Series B-2 redeemable convertible preferred stock, in which the parties agreed to amend the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, or the Designation Certificate, to provide that (i) the Series B-1 Redemption Date (as defined in the Designation Certificate) shall be July 15, 2011, (ii) the Series B-2 Redemption Date (as defined in the Designation Certificate) shall be two years after the original issue date of the Series B-2 or July 15, 2011, whichever is later. The Designation Certificate is attached as Exhibit 3.1 to our Form 8-K Current Report filed on February 18, 2009.

The amendment to the Designation Certificate, or the Designation Certificate Amendment, in addition to the amendments described above, sets forth, as an exhibit, a form of promissory note, or the Amended Note, that amends and restates the promissory note dated February 9, 2009, or the Original Note, which we, as maker, previously delivered to 10X Fund, L.P., as holder, in connection with its purchase of shares of Series B-1 and Series B-2. The Amended Note is substantially the same as the Original Note except that, as amended, other than with respect to obligations under the Amended Note that are prepaid, the holder may elect to convert all or the remaining obligations thereunder to shares of our common stock at a conversion price of $0.50 per share, subject to adjustments set forth in the Amended Note. The Amended Note shall be held in escrow pursuant the terms of the Escrow Agreement attached as Exhibit 10.4 to our Form 8-K Current Report filed on February 18, 2009.

The Designation Certificate Amendment was filed with and accepted by the Nevada Secretary of State on August 12, 2010.

The foregoing description is qualified in its entirety by the full text of the Letter Agreement and the Designation Certificate Amendment which are attached as Exhibits 10.3 and 3.9 respectively to this Form 10-Q Quarterly Report and are incorporated by reference herein.

Item 6.	Exhibits

Exhibit Number	Description of Document	Note Reference

3.1	Articles of Incorporation of Pro Pharmaceuticals, Inc., dated January 23, 2001, as filed with the Secretary of State of the State of Nevada.	1

3.2	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 28, 2004.	2

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007.	3

3.4	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 29, 2008.	4

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on February 11, 2009.	5

3.6	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 27, 2009.	6

3.7	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on August 12, 2009.	7

3.8	Certificate of Amendment No. 2 to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on February 17, 2010.	8

3.9	Certificate of Amendment No. 3 to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on August 12, 2010.

10.1*	Consulting Agreement dated effective June 15, 2010 between Pro-Pharmaceuticals, Inc. and PGT BioMedical Consulting, LLC

10.2*	Common Stock Purchase Warrant dated August 3, 2010 issued to Peter Traber

10.3*	Letter Agreement between 10X Fund, L.P. and Pro-Pharmaceuticals, Inc. dated August 11, 2010.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
1.	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.
2.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2004.
3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2008.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2009.
7.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2009.
8.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2010.

PRO-PHARMACEUTICALS, INC.

By:	/S/ THEODORE D. ZUCCONI
Name:	Theodore D. Zucconi, Ph.D.
Title:	Chief Executive Officer and President

/S/ ANTHONY D. SQUEGLIA
Name:	Anthony D. Squeglia
Title:	Chief Financial Officer