Form 10-Q
period 2010-09-30
PRO PHARMACEUTICALS INC
filed 2010-11-12
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2010 was 62,184,664.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2010 (unaudited)	4
	Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Nine Months Ended September 30, 2010 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2010 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4	Controls and Procedures	19

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings	19

ITEM 1A	Risk Factors	19

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 5	Other Information	19

ITEM 6	Exhibits	20

SIGNATURES		21

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2010	December 31, 2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,814	$251
Prepaid expenses and other current assets	50	53

Total current assets	2,864	304

Property and equipment, net	9	17
Restricted cash	59	59
Intangible assets, net	53	56

Total assets	$2,985	$436

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$189	$221
Accrued expenses	582	779
Accrued dividends payable	—	52

Total current liabilities	771	1,052

Warrant liabilities	1,442	1,633
Other long-term liabilities	14	304

Total liabilities	2,227	2,989

Commitments and contingencies (Note 8)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, 900,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, redemption value: $1,800,000, liquidation value: $1,800,000 at September 30, 2010	1,601	1,270
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, 2,100,000 and 1,330,000 issued and outstanding at September 30, 2010 and December 31, 2009, respectively, redemption value: $4,200,000, liquidation value: $4,200,000 at September 30, 2010	1,985	644

Stockholders’ deficit:
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,592,500 and 1,642,500 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	644	664
Common stock, $0.001 par value; 300,000,000 shares authorized at September 30, 2010 and December 31, 2009; 60,696,529 and 51,742,090 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	61	52
Additional paid-in capital	51,373	42,532
Deficit accumulated during the development stage	(54,906)	(47,715)

Total stockholders’ deficit	(2,828)	(4,467)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$2,985	$436

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from inception through September 30, 2010
	2010	2009	2010	2009
	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$313	$289	$676	$865	$19,141
General and administrative	899	961	2,918	4,111	33,908

Total operating expenses	1,212	1,250	3,594	4,976	53,049

Total operating loss	(1,212)	(1,250)	(3,594)	(4,976)	(53,049)

Other income:
Interest income	3	1	4	3	774
Interest expense	—	—	—	—	(4,451)
Change in fair value of convertible debt instrument	—	—	—	—	(3,426)
Change in fair value of warrant liabilities	100	(122)	(1,311)	(1,836)	9,476
Other income	—	2	—	2	2

Total other income (expense)	103	(119)	(1,307)	(1,831)	2,375

Net loss	$(1,109)	$(1,369)	$(4,901)	$(6,807)	$(50,674)

Series A 12% preferred stock dividend	(48)	(53)	(144)	(157)	(592)
Series B-1 12% preferred stock dividend	(57)	(59)	(171)	(146)	(375)
Series B-2 12% preferred stock dividend	(134)	(50)	(349)	(65)	(486)
Series B preferred stock accretion	(551)	(384)	(1,626)	(936)	(3,033)

Net loss applicable to common stock	$(1,899)	$(1,915)	$(7,191)	$(8,111)	$(55,160)

Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.13)	$(0.17)
Shares used in computing basic and diluted net loss per share	58,764	48,447	54,268	48,232

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(in thousands except share data)

					Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2009	900,000	$1,270	1,330,000	$644	1,642,500	$664	51,742,090	$52	$42,532	$(47,715)	$(4,467)
Issuance of Series B-2 redeemable convertible preferred stock and warrants, net of issuance costs of $77			770,000	434					1,029		1,029
Beneficial conversion feature recognized on issuance of series B-2 redeemable convertible preferred stock				(388)					388		388
Accretion of Series B-1 and B-2 redeemable convertible preferred stock to redemption value		331		971						(1,302)	(1,302)
Accretion of beneficial conversion feature for Series B-2				324						(324)	(324)
Series A 12% convertible preferred stock dividend							196,086		196	(144)	52
Series B-1 12% redeemable convertible preferred stock dividend							342,429		171	(171)	—
Series B-2 12% redeemable convertible preferred stock dividend							698,013	1	348	(349)	—
Issuance of restricted common stock							100,000				—
Exercise of common stock warrants							6,983,911	7	4,987		4,994
Exercise of common stock options							584,000	1	127		128
Conversion of Series A to common stock					(50,000)	(20)	50,000		20		—
Stock-based compensation									1,575		1,575
Net loss										(4,901)	(4,901)

Balance at September 30, 2010	900,000	$1,601	2,100,000	$1,985	1,592,500	$644	60,696,529	$61	$51,373	$(54,906)	$(2,828)

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2010
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,901)	$(6,807)	$(50,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	30	536
Stock-based compensation expense	1,575	1,368	5,970
Non-cash interest expense	—	—	4,279
Change in fair value of convertible debt instrument	—	—	3,426
Change in fair value of warrant liabilities	1,311	1,836	(9,476)
Write off of intangible assets	—	—	336
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3	9	(47)
Accounts payable and accrued expenses	(228)	191	842
Other long-term liabilities	(290)	308	14

Net cash used in operating activities	(2,519)	(3,065)	(44,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(421)
Change in restricted cash	—	—	(59)
Increase in patents costs and other assets	—	—	(404)

Net cash used in investing activities	—	—	(884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	—	28,690
Net proceeds from exercise of common stock options and warrants	3,619	—	3,619
Net proceeds from issuance of Series A 12% Convertible Preferred Stock and related warrants	—	—	1,691
Net proceeds from issuance of Series B-1 12% Redeemable Convertible Preferred Stock and related warrants	—	1,548	1,548
Net proceeds from issuance of Series B-2 12% Redeemable Convertible Preferred Stock and related warrants	1,463	1,867	3,935
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	—	(1,641)
Proceeds from issuance of common stock warrants	—	—	20
Proceeds from (repayments of) shareholder advances	—	(200)	9

Net cash provided by financing activities	5,082	3,215	48,492

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,563	150	2,814
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	251	318	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,814	$468	$2,814

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$1,029	$2,424	$5,037
Conversion of accrued expenses into common stock	—	—	303
Cashless exercise of stock options	—	24	98
Conversion and redemptions of convertible notes and accrued interest into common stock	—	—	12,243
Conversion of extension costs related to convertible notes into common stock	—	—	171
Payment of Convertible Preferred Stock dividend in common stock	716	316	1,149
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of September 30, 2010 and the results of its operations for the three and nine-months ended September 30, 2010 and 2009 and the cumulative period from inception (July 10, 2000) through September 30, 2010 and its cash flows for the nine months ended September 30, 2010 and 2009, and for the cumulative period from inception (July 10, 2000) to September 30, 2010. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2009.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. As shown in the unaudited condensed consolidated financial statements, the Company incurred cumulative net losses applicable to common stockholders of approximately $55.2 million for the cumulative period from inception (July 10, 2000) through September 30, 2010. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through September 30, 2010, the Company has raised a net total of approximately $48.5 million in capital through sale and issuance of common stock, common stock warrants, convertible preferred stock, redeemable convertible preferred stock, convertible debt securities in public and private offerings and the exercise of common stock options and warrants. From inception (July 10, 2000) through September 30, 2010, the Company has used approximately $44.8 million of cash in its operations.

The Company’s Form 10-K, which was filed with the SEC on March 12, 2010, contained an audit opinion that expresses doubt about the ability of the Company to continue as a going concern for a reasonable period of time. At September 30, 2010, the Company had $2,814,000 of unrestricted cash and cash equivalents available to fund future operations. Subsequent to September 30, 2010, the Company issued 1,488,135 shares of common stock for the exercise of common stock warrants, resulting in cash proceeds of $904,000. Additionally, in October 2010, the Company received a payment of $200,000 for the sale of DAVANAT® (see Agreement with PROCAPS S.A.) and, in November 2010, the Company received $255,000 from the Internal Revenue Service under the Qualifying Therapeutic Discovery Project Program (see Note 9, Subsequent Events). The Company believes that with the funds on hand at September 30, 2010 and cash received subsequent to quarter end, there is sufficient cash to fund operations into the third quarter of 2011. The Company is actively seeking to raise additional capital and has significantly reduced its administrative and clinical spending. If the Company is unsuccessful in raising additional capital before the end of the third quarter of 2011, the Company may be required to cease operations or seek bankruptcy protection. In light of the Company’s current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result if such circumstances arise.

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

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Once approved for sale by regulators, the Company will receive a transfer payment for each dose of DAVANAT® shipped to PROCAPS, in addition to a royalty above a minimum annual sales threshold. There had been no such transfer payments and no sales had occurred as of September 30, 2010. In October 2010, the Company received a payment of $200,000 and shipped DAVANAT® to PROCAPS to be used by PROCAPS to qualify its vial filling process and to replicate the Company’s stability study. The Company retains all intellectual property rights and is the owner of the regulatory approval of DAVANAT® in the region. PROCAPS has first negotiation rights to other countries in South and Central America and the Caribbean. Based on approval in Colombia, PROCAPS may then obtain the marketing authorization in more than 10 countries in Latin America.

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

2. Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock totaled $206,000 and $1,121,000 for the three and nine-months ended September 30, 2010, respectively, and $232,000 and $1,147,000 for the three and nine-months ended September 30, 2009, respectively. Additionally, the Company granted options during the nine months ended September 30, 2010, of which $365,000 was included in accrued expenses at December 31, 2009.

Stock Options

The following table summarizes the stock option activity in the Company’s equity incentive plans from December 31, 2009 through September 30, 2010:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2009	10,260,250	$1.20
Granted	2,180,000	0.30
Exercised	(554,000)	0.20
Options forfeited/cancelled	(57,000)	2.70

Outstanding, September 30, 2010	11,829,250	$1.07

As of September 30, 2010, there was $337,000 of unrecognized compensation related to 1,861,461 unvested options which is expected to be recognized over a weighted–average period of approximately 1.0 years. The weighted-average grant date fair value for options granted during the nine months ended September 30, 2010, was $0.26; there were no grants during the three months ended September 30, 2010. The weighted-average grant date fair value for options granted during the three and nine-month periods ended September 30, 2009 was $0.40 and $0.27, respectively.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2010
	2010	2009
Risk-free interest rate	2.38%	2.00%	2.44%
Expected life of the options	5 years	5 years	5 years
Expected volatility of the underlying stock	126%	122%	112%
Expected dividend rate	0%	0%	0%

Restricted Stock.

During the year ended December 31, 2009, the Company granted 2,500,000 shares of restricted common stock to members of its Board of Directors. These shares are restricted and any unvested shares are subject to forfeiture upon termination and would revert back to the Company. Of the 2,500,000 shares, 2,187,500 were vested as of September 30, 2010, an additional 156,250 will vest during the remainder of 2010 and 156,250 will vest in 2011. At September 30, 2010 there were 312,500 restricted shares remaining. The restricted shares were valued at $450,000 ($0.18 per share) at the date of grant and will be recognized over the vesting period.

In May 2010, the Company granted 100,000 shares of restricted common stock to a consultant. These shares are restricted until November 15, 2010 and any unvested shares are subject to forfeiture upon termination and would revert back to the Company. At September 30, 2010 there were 100,000 restricted shares remaining. The restricted shares were valued at $79,000 ($0.79 per share) at September 30, 2010, will be adjusted for unvested shares and will be recognized over the vesting period. During the three and nine-months ended September 30, 2010, the Company recognized expenses of $24,000 and $59,000, respectively.

3. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Legal and accounting fees	$80	$99
Scientific and clinical fees	12	12
Accrued compensation	73	414
Accrued other	99	100
Accrued severance, current portion (see Note 8)	318	154

Total	$582	$779

4. Common Stock Warrants

The following table summarizes the stock warrant activity from December 31, 2009 through September 30, 2010:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2009	50,387,255	$0.63
Granted	10,872,000	0.54
Exercised	(6,983,911)	0.50
Forfeited/cancelled	(131,000)	0.50

Outstanding, September 30, 2010	54,144,344	$0.63

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consultant Warrants

In April 2009, the Company entered into agreements with consultants that provided for the grant of warrants for the purchase of 330,000 shares of common stock at an exercise price of $0.50 per share. Of the 330,000 warrants, 80,000 vested immediately and 250,000 will vest upon the achievement of certain milestones. The initial 80,000 warrants were valued at $32,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 134%, risk free interest rate of 1.76% and zero dividends and the expense recognized upon issuance. During the nine months ended September 30, 2010, 50,000 warrants vested (valued at $17,000 on the vesting date using the following assumptions: expected life of 3.06 years, volatility of 140%, risk free interest rates of 1.69% and zero dividends). When it became probable that the remaining 200,000 warrants would vest, the Company valued the warrants at $124,000 as of September 30, 2010 using the following assumptions: expected life of 2.54 years, volatility of 137%, risk free interest rates of 0.53% and zero dividends. The Company recognized expense related to the 200,000 warrants of $23,000 and $96,000 for the three and nine-months ended September 30, 2010.

In May 2009, the Company entered into agreements with consultants that provided for the grant of warrants to purchase 575,000 shares of common stock at an exercise price of $0.50 per share. The warrants were valued at $232,000 on issuance based on the following assumptions: an expected life of 5 years, volatility of 124%, risk free interest rate of 2.16% and zero dividends. The warrants vest through April 2011 and the Company recognized expense related to these warrants of $10,000 and $53,000 during the three and nine-months ended September 30, 2010, respectively, and $14,000 and $109,000 during the three and nine-months ended September 30, 2009. The following assumptions were used to value the warrants on September 30, 2010: an expected life of 3.59 years, volatility of 135%, risk free interest rate of 0.955% and zero dividends. As of September 30, 2010, 444,000 of these warrants were vested and 131,000 shares were forfeited. The agreements also provide for the issuance of additional warrants to purchase up to 150,000 shares of common stock based on the achievement of certain milestones. The Company will value and account for these potential warrants when it is determined that it is probable the milestones will be achieved.

In May 2010, the Company granted warrants to consultants for the purchase of 210,000 shares of common stock at an exercise price of $0.75 per share. The warrants were valued at $134,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 143%, risk free interest rate of 1.610% and zero dividends. The warrants vested immediately and the company recognized an expense of $134,000 related to these warrants during the nine-months ended September 30, 2010.

In May 2010, the Company entered into an agreement with a consultant that provided for the grant of warrants for the purchase of 72,000 shares of common stock at an exercise price of $2.50 per share. The warrants were initially valued at $40,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 143%, risk free interest rate of 1.610% and zero dividends. The warrants vest at a rate of 3,000 per month and the unvested warrants will be revalued as they vest. The following assumptions were used to value the warrants for the three months ended September 30, 2010: an expected life of 3.65 to 3.82 years, volatility of 139% to 141%, risk free interest rate of 0.955% to 1.22% and zero dividends. At September 30, 2010, 24,000 warrants were vested. The company recognized an expense of $4,000 and $11,000 related to these warrants during the three and nine-months ended September 30, 2010.

In May 2010, the Company entered into an agreement with a consultant that provided for the grant of warrants for the purchase of 500,000 shares of common stock at an exercise price of $0.75 per share. The warrants were initially valued at $320,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 143%, risk free interest rate of 1.610% and zero dividends. The warrants vest based on the achievement of certain fundraising milestones. At September 30, 2010, all 500,000 warrants were unvested. The Company will revalue and recognize the expense related to these warrants as they vest. The Company did not recognize any expense related to these warrants during the three and nine-months ended September 30, 2010, since the Company determined that it was not yet probable that the milestones will be achieved.

In June 2010, the Company entered into an agreement with a consultant, who is also a board member, which provided for the grant of warrants for the purchase of 600,000 shares of common stock at an exercise price of $0.71 per share. These warrants were initially valued at $365,000 based on the following assumptions: an expected life of 5 years, volatility of 129%, risk free interest rate of 1.8% and zero dividends. Of the 600,000 warrants, 150,000 vested immediately on signing of the agreement, 150,000 vest at the end of one year and the remaining 300,000 warrants vest based on the achievement of certain milestones. The following assumptions were used to value the warrants on September 30, 2010: an expected life of 4.71 years, volatility of 133%, risk free interest rate of 1.27% and zero dividends. The unvested warrants will be revalued as they vest. The Company recognized an expense of $60,000 and $160,000, related to these warrants during the three and nine-months ended September 30, 2010, respectively.

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

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	Warrant Liabilities
	September 30, 2010	December 31, 2009
Risk free interest rate	0.27%	1.14%
Expected life	0.87 years	1.62 years
Expected volatility of common share price	99%	156%
Common share price	$0.79	$0.28

Below is a summary of our fair value measurements at September 30, 2010 and December 31, 2009:

	Value at Period End	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
September 30, 2010:
Warrant liabilities	$1,442	$—	$1,442	$—
Money markets (cash and cash equivalents)	2,330	2,330	—	—
December 31, 2009:
Warrant liabilities	$1,633	$—	$1,633	$—
Money markets (cash and cash equivalents)	229	229	—	—

The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

6. Series B Redeemable Convertible Preferred Stock

Through a series of closings from February 2009 through May 2010, the Company issued and sold, pursuant to the 10X Agreement, a total of (i) 900,000 shares of Series B-1 convertible preferred stock (“Series B-1 redeemable convertible preferred stock” or “Series B-1”) and related common stock warrants for 10,800,000 shares of common stock and (ii) 2,100,000 shares of Series B-2 convertible preferred stock (“Series B-2 redeemable convertible preferred stock” or “Series B-2”) and related warrants for 25,200,000 shares of common stock. During the nine months ended September 30, 2010, the Company received total net cash proceeds of $1,463,000 from the issuance of 770,000 shares of Series B-2 and related warrants. During the nine months ended September 30, 2009, the Company received total net cash proceeds of $1,548,000 from the issuance of 900,000 shares of Series B-1 and related warrants and $1,867,000 from the issuance of 1,012,500 shares of Series B-2 and related warrants.

Upon notice of not less than 30 trading days, a holder of Series B may require the Company to redeem, in whole or in part, (i) the Series B-1 at any time on or after July 15, 2011 (as amended on August 6, 2010) and (ii) the Series B-2 at any time on or after two years or July 15, 2011, whichever is later (as amended on August 6, 2010), from the date of issuance of such shares of Series B-2. The redemption price will be equal to the sum of the stated value of the Series B, plus all accrued but unpaid dividends thereon, as of the redemption date. If the Company fails for any reason to pay the redemption price in cash on the redemption date, then the holders of the Series B requesting redemption may, at their sole option, automatically convert their shares of Series B into a promissory note bearing interest at the rate of 15% per year and secured by a lien on all of the Company’s assets. So long as any shares of the Series B remain outstanding, the Company is also subject to restrictions limiting, among other things, amendments to the Company’s organizational documents; the purchase or redemption of the Company’s capital stock; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other restricted payments; investments and acquisitions; joint ventures, licensing agreements, exclusive marketing and other distribution agreements; issuances of securities; incurrence of indebtedness; incurrence of liens and other encumbrances and issuances of any common stock equivalents. Due to the redemption feature, the Company has presented the Series B outside of permanent equity, in the mezzanine of the condensed consolidated balance sheet at September 30, 2010.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the warrants issued during 2010 in connection with the Series B-2 was $9,481,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 124% to 129%, risk free interest rates of 1.98% to 2.70% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-2 and the related warrants, resulting in $2,760,000 of the proceeds being allocated to additional paid-in capital. The issuance costs of the Series B-2 were recorded as a reduction to the carrying value of the Series B-2 when issued, and are accreted to the redemption value of the Series B-2 through the earliest redemption dates.

The Company analyzed the Series B-2, post-allocation of the gross proceeds, and determined that there was a beneficial conversion feature at the dates of issuance. Because the closing price of the common stock on the closing date was greater than the effective conversion price, $1,016,000 of the total proceeds (limited to the allocation of the proceeds) were allocated to an embedded beneficial conversion feature of the Series B-2. The amount allocated to the beneficial conversion feature was recorded as a discount to the Series B-2 is being accreted, with such accretion being charged through the earliest redemption dates.

7. Loss Per Share

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and nine-month periods ended September 30, 2010 and 2009, all stock options, warrants and potential shares related to conversion of the Series A Preferred and the Series B Preferred were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	September 30, 2010 (Shares)	September 30, 2009 (Shares)
Warrants to purchase shares of common stock	54,144,344	46,577,255
Options to purchase shares of common stock	11,829,250	10,265,250
Restricted shares subject to vesting	412,500	2,500,000
Shares of common stock issuable upon conversion of preferred stock	13,592,500	9,392,500

	79,978,594	68,735,005

8. Commitments and Contingencies

Separation Agreement – Former Chief Executive Officer and Chairman of the Board of Directors

In February 2009, in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Company’s Board of Directors, the Company entered into a Separation Agreement with Dr. Platt. The Separation Agreement provides that the Company shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that the Company may defer payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). However, all deferred amounts will continue to accrue and will be payable on the earlier of (i) the Company receiving a minimum of $4.0 million of funding after February 12, 2009, or (ii) February 12, 2011. The Company also agreed to continue to (i) provide health and dental insurance benefits to Dr. Platt, until the first to occur of February 12, 2011 or the date Dr. Platt and his family become eligible to receive health and dental insurance benefits under the plans of a subsequent employer and (ii) make the current monthly lease payments on his automobile until February 12, 2011. The Company recognized the full amount of the obligation related to the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance is reflected in accrued expenses ($318,000) on the condensed consolidated balance sheet at September 30, 2010.

The Separation Agreement provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the DAVANAT® technology (whether or not such technology is patented); (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company; or (iii) the renewed listing of the Company’s securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to nine months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger the Company’s obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestone events as described, the Company has not accrued for the $1.0 million severance as of September 30, 2010. When it is deemed probable that one of the milestone events will be achieved, the Company will recognize the $1.0 million severance at that time.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Separation Agreement also provides that upon (i) the consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50.0 million of royalty revenue, the Company will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 300,000 shares of the Company’s common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant (“Cashless Stock Options”) and (ii) approval by the FDA of the first NDA for any of the Company’s drug or drug delivery candidates based on DAVANAT® technology (whether or not such technology is patented), the Company will grant Dr. Platt fully vested Cashless Stock Options to purchase at least 500,000 shares of common stock. Due to the uncertainties regarding the achievement of any of the milestones as described, the Company has not recognized the value of the unissued stock options as of September 30, 2010. When it is deemed probable that one of the milestones will be achieved, the Company will recognize the expense related to the issuance of the stock options at that time based on the then current fair value.

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

9. Subsequent Events

The Company has evaluated all events or transactions that occurred through the date on which the financial statements were issued, noting the following:

Subsequent to September 30, 2010, the Company issued 1,488,135 shares of common stock for the exercise of common stock warrants, resulting in cash proceeds of $904,000.

In October 2010, the Company received a payment of $200,000 and shipped DAVANAT® to PROCAPS to be used by PROCAPS to qualify its vial filling process and to replicate the Company’s stability study.

The Company was notified in November by the Internal Revenue Service that it has been awarded a total grant of $489,000 under the Qualifying Therapeutic Discovery Project Program (Section 48D of the Internal Revenue Code) for DAVANAT® and its GR-Series of anti-fibrotic, cirrhosis compounds. Of this amount, $255,000 has been received in 2010 with the remainder expected to be received in 2011.

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

Subsequent to the quarter ended September 30, 2010, we received $904,000 from the exercise of warrants for 1,488,135 shares of our common stock. Additionally, in October 2010, the Company received a payment of $200,000 for the sale of DAVANAT®. We believe that with the cash received subsequent to quarter end and the cash on hand at September 30, 2010, there is sufficient cash to fund operations into the third quarter of 2011. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

We were notified in November by the Internal Revenue Service that we have been awarded a total grant of $489,000 under the Qualifying Therapeutic Discovery Project Program (Section 48D of the Internal Revenue Code) for DAVANAT® and our GR-Series of anti-fibrotic, cirrhosis compounds. Of this amount, $255,000 has been received in 2010 with the remainder expected to be received in 2011.

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

In September 2008, we submitted a clinical and pre-clinical package to the FDA in support of our DAVANAT® NDA. The FDA reported to us in its minutes for the December 2008 meeting that we will be required to conduct a Phase III trial to demonstrate superiority to the best standard of care for late stage colorectal cancer patients. We expect to meet with the FDA to finalize our plans for the Phase III trial.

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

Once approved for sale by regulators, we will receive a transfer payment for each dose of DAVANAT® shipped to PROCAPS, in addition to a royalty above a minimum annual sales threshold. In October 2010, we received payment of $200,000 and shipped DAVANAT® to PROCAPS for testing purposes. We retain all intellectual property rights and we are the owner of the regulatory approval of DAVANAT® in the region. PROCAPS has first negotiation rights to other countries in South and Central America and the Caribbean. Based on approval in Colombia, PROCAPS may then obtain the marketing authorization in 10 countries in Latin America.

Results of Operations

Three and Nine-Months Ended September 30, 2010 Compared to Three and Nine-Months Ended September 30, 2009

Research and Development Expense.

	Three Months Ended September 30,		Nine Months Ended September 30,		2010 as Compared to 2009
					Three Months		Nine Months
	2010	2009	2010	2009	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$313	$289	$676	$865	$24	8%	$(189)	(22)%

We generally categorize research and development expenses as either direct external expenses, comprised of amounts paid to third party vendors for services, or all other research and development expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and pre-clinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We have one product candidate – DAVANAT® – in clinical trials at this time. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the three and nine-months ended September 30, 2010, as compared to the three and nine-months ended September 30, 2009, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Direct external expenses:
Clinical programs	$196	$2	$338	$107
Pre-clinical activities	14	154	24	257
Stock –based compensation	—	12	8	135
All other research and development expenses	103	121	306	366

	$313	$289	$676	$865

The increase in our research and development expense for the three months ended September 30, 2010 versus the same period in 2009 is due primarily to increased clinical programs related to a planned Phase III trial, offset by decreased salary expenses ($17,000) for all other research and development expenses. The decrease in our research and development expense for the nine months ended September 30, 2010 versus the same period in 2009 is due primarily to decreased work related to pre-clinical activities and decreased salary expense ($54,000) for all other research and development expenses, offset by increased clinical programs related to a planned phase III trial. Also, included in clinical programs are warrant expenses related to consultants of $60,000 and $163,000 during the three and nine-months ended September 30, 2010, respectively. We plan to initiate a Phase III trial as soon as we raise sufficient additional funds which will serve to increase our research and development expense.

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

General and Administrative Expense.

	Three Months Ended September 30,		Nine Months Ended September 30,		2010 as Compared to 2009
					Three Months		Nine Months
	2010	2009	2010	2009	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$899	961	$2,918	$4,111	$(62)	(6)%	$(1,193)	(29)%

General and administrative expenses consist primarily of salaries, including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the decrease for the three-months ended September 30, 2010 as compared to the same period in 2009 is due to decreased payroll ($103,000), offset by increased business development expenses ($58,000) as we increased our efforts to commercialize DAVANAT® in South America. The primary reason for the decrease for the nine-months ended September 30, 2010 as compared to the same period in 2009 is due to decreased payroll ($660,000) as the result of the recognition of severance obligations in 2009 related to the departure of our former chief executive officer, decreased stock-based compensation expense ($238,000) and decreased legal and accounting costs ($521,000) primarily due to trade secrets litigation in 2009, offset by increased business development expenses ($324,000) as we increased our efforts to gain regulatory approval to commercialize DAVANAT® in South America.

Other Income and Expense. Other income and expense for the three and nine-months ended September 30, 2010 was income of $103,000 and expense of $1,307,000, respectively, and for the three and nine-months ended September 30, 2009 was an expense of $119,000 and $1,831,000, respectively, related primarily to the change in fair value of warrant liabilities.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity, including exercises of options and warrants. As of September 30, 2010, we raised a net total of $48.5 million from these offerings. At September 30, 2010, we had $2,814,000 of unrestricted cash and cash equivalents available to fund future operations.

Subsequent to the quarter ended September 30, 2010, we received $904,000 from the exercise of warrants for 1,488,135 shares of our common stock. Additionally, in October 2010, the Company received a payment of $200,000 for the purchase of DAVANAT®. We believe that with the funds from the cash received subsequent to quarter end and the cash on hand at September 30, 2010, there is sufficient cash to fund operations into the third quarter of 2011. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. We are actively seeking to raise additional capital and have significantly reduced our administrative and clinical spending. If we are unsuccessful in raising additional capital before the end of the third quarter of 2011, we may be required to cease operations or seek bankruptcy protection. Our Form 10-K, which was filed with the SEC on March 12, 2010, contained an audit opinion that expresses doubt about our ability to continue as a going concern for a reasonable period of time. In light of our current financial position and the uncertainty of raising sufficient capital to achieve our business plan, there is substantial doubt about our ability to continue as a going concern.

We were notified in November by the Internal Revenue Service that we have been awarded a total grant of $489,000 under the Qualifying Therapeutic Discovery Project Program (Section 48D of the Internal Revenue Code) for DAVANAT® and our GR-Series of anti-fibrotic, cirrhosis compounds. Of this amount, $255,000 has been received in 2010 with the remainder expected to be received in 2011.

Net cash used in operations decreased by $546,000 to $2,519,000 for the nine months ended September 30, 2010, as compared to $3,065,000 for the nine months ended September 30, 2009. Cash operating expenses decreased principally due to decreased research and development activities and cost containment measures during the period which required overall lower cash expenditures.

No cash was provided by or used in investing activities during the nine-months ended September 30, 2010, unchanged from the same period in 2009.

Net cash provided by financing activities was $5,082,000 during the nine-months ended September 30, 2010 as compared to $3,215,000 during the nine-months ended September 30, 2009, due primarily to the transactions described below.

During the nine months ended September 30, 2010, we issued and sold, pursuant to the 10X Agreement, 770,000 shares of Series B-2 convertible into 3,080,000 shares of common stock and related warrants for 9,240,000 shares of common stock. Net proceeds from the sale of Series B-2 and related warrants were $1,463,000 for the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, warrants for common stock were exercised resulting in the issuance of 6,983,911 shares of common stock and net cash proceeds of $3,491,000. During the nine months ended September 30, 2010, options for common stock were exercised resulting in the issuance of 584,000 shares of common stock and net cash proceeds of $128,000.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at September 30, 2010, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$258	$258	$—	$—	$—
Separation agreement	318	318	—	—	—

Total payments due under contractual obligations	$576	$576	$—	$—	$—

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

Separation agreement. In February 2009, we entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., our former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides that we shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that we may defer payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). However, all deferred amounts will continue to accrue and will be payable on the earlier of (i) the Company receiving a minimum of $4.0 million of funding after February 12, 2009, or (ii) February 12, 2011. We also agreed to continue to (i) provide health and dental insurance benefits to Dr. Platt, until the first to occur of February 12, 2011 or the date Dr. Platt and his family become eligible to receive health and dental insurance benefits under the plans of a subsequent employer and (ii) make the current monthly lease payments on his automobile until February 12, 2011. We recognized the full amount of the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance is reflected in accrued expenses ($318,000) at September 30, 2010.

The Separation Agreement provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the DAVANAT® technology (whether or not such technology is patented); (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company; or (iii) the renewed listing of our securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to nine months, and if we have insufficient cash at the time of any of such events, we may issue Dr. Platt a secured promissory note for such amount. If we file a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestones as described, we have not accrued for the $1.0 million severance as of September 30, 2010. When it is deemed probable that one of the milestone events will be achieved, we will then recognize the $1.0 million severance at that time.

The Separation Agreement also provides that upon (i) the consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50.0 million of royalty revenue, we will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 300,000 shares of our common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant and (ii) approval by the FDA of the first NDA for any of our drug or drug delivery candidates based on DAVANAT® technology (whether or not such technology is patented), we will grant Dr. Platt fully vested cashless stock option with identical terms to purchase at least 500,000 shares of common stock. Due to the uncertainties regarding the achievement of any of the milestones as described, we have not recognized the value of the unissued stock options as of September 30, 2010. When it is deemed probable that one of the milestone events will be achieved, we will then recognize the expense related to the issuance of the stock options at that time based on the then current fair value.

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

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of September 30, 2010, we had $1,442,000 of outstanding warrant liabilities. We account for the warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934) and concluded that, as of September 30, 2010, our disclosure controls and procedures were effective. During the quarter ended September 30, 2010, no change in our internal control over financial reporting has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	Risk Factors

The risks we face, as set forth Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, have not changed materially during the three months ended September 30, 2010, except as follows:

Performance milestones may not occur as contemplated by the agreement with PROCAPS S.A.

As our arrangement with PROCAPS is a collaboration, and because collaborations take place over time, milestone and performance risks are inherent and so performance milestones may not occur as contemplated by our agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document	Note Reference

3.1	Articles of Incorporation of Pro Pharmaceuticals, Inc., dated January 23, 2001, as filed with the Secretary of State of the State of Nevada.	1

3.2	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 28, 2004.	2

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007.	3

3.4	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 29, 2008.	4

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on February 11, 2009.	5

3.6	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 27, 2009.	6

3.7	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on August 12, 2009.	7

3.8	Certificate of Amendment No. 2 to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on February 17, 2010.	8

3.9	Certificate of Amendment No. 3 to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on August 12, 2010.	9

10.1	Common Stock Purchase Warrant dated August 3, 2010 issued to Peter Traber.	10

10.2	Letter Agreement between 10X Fund, L.P. and Pro-Pharmaceuticals, Inc. dated August 11, 2010.	10

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
1.	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.
2.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2004.
3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2008.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2009.
7.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2009.
8.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2010.
9.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2010 (contained in Exhibit 10.3 thereto).
10.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2010.

PRO-PHARMACEUTICALS, INC.

By:	/S/ THEODORE D. ZUCCONI
Name:	Theodore D. Zucconi, Ph.D.
Title:	Chief Executive Officer and President

/S/ ANTHONY D. SQUEGLIA
Name:	Anthony D. Squeglia
Title:	Chief Financial Officer