Form 10-K
period 2010-12-31
PRO PHARMACEUTICALS INC
filed 2011-03-15
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2010 was $36.2 million.

The number of shares outstanding of the registrant’s common stock as of March 1, 2011 was 67,666,627.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

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

•

We have sufficient cash on hand to fund our operations into the second half of 2012, if we fail to raise additional capital by the end of the second quarter of 2012 or fail to successfully bring our product to market, we may need to significantly curtail operations, cease operations or seek federal bankruptcy protection.

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

We are a development-stage company engaged in the discovery and development of therapeutics that target Galectin receptors that we believe enhance existing cancer treatments and could also be used in the treatment of tissue fibrosis, particularly liver fibrosis, inflammatory diseases, and enhancement of tumor vaccines. All of our products are presently in development, including pre-clinical and clinical trials.

Since our inception on July 10, 2000, our primary focus has been the development of a new generation of anti-cancer treatments using polysaccharide polymers that are aimed at increasing survival and improving the quality of life for cancer patients. Our lead product candidate, DAVANAT®, is a patented new chemical entity that we believe, when administered in combination with chemotherapy, biologics and vaccines, increases efficacy while reducing adverse side effects of the chemotherapy. The Company holds composition of matter and method of use patents on DAVANAT®, which were invented by the founders, without any license or royalty encumbrances.

In 2002, the Food and Drug Administration (“FDA”) granted us an Investigational New Drug application (“IND”), for use of DAVANAT® in combination with 5-fluorouracil (“5-FU”), to treat late-stage cancer patients with solid tumors. 5-FU is one of the most widely used chemotherapies for treatment of various types of cancer, including colorectal, breast, head and neck, and other gastrointestinal cancers. In September 2008, we submitted a clinical and pre-clinical package to the FDA in support of our DAVANAT® New Drug Application (“NDA”). Following a meeting in December 2008, the FDA advised us that we would be required to conduct a Phase III trial to demonstrate superiority to the best standard of care for late stage colorectal cancer patients.

On December 17, 2010, we met with the FDA to present our Phase III clinical development program for DAVANAT®. Agreement was reached on the design of pivotal, randomized, controlled, and blinded Phase III clinical trials of DAVANAT® co-administered with standard chemotherapy for second line treatment of patients with metastatic colorectal cancer.

On March 9th, 2011 we announced that our Board of Directors named Peter G. Traber, M.D., President and Chief Executive Officer, effective March 17, 2011. Dr. Traber was named Interim Chief Medical Officer in June 2010 and appointed to the Board of Directors in February 2009. Dr. Traber succeeds Theodore D. Zucconi, Ph.D., who continues as a member of the Board of Directors. Dr. Zucconi also will direct Company operations with a focus on approvals and expansion of the Latin American business and manufacturing.

We were incorporated under Nevada law on January 26, 2001 and in May of that year acquired a Massachusetts corporation (organized on July 10, 2000) engaged in the business we now undertake. We have a wholly-owned Delaware subsidiary that we formed in 2003 to hold our cash and cash equivalents. We also have a wholly-owned Nevada subsidiary that we formed in August 2010 for the development of our technology in cardiovascular treatments.

Our Strengths and Strategies

Focus on novel therapeutic opportunities that target Galectin receptors.    We believe our company is a pioneer focused on development of therapeutics that target Galectin proteins to treat cancer, enhance tumor vaccines, and treat inflammatory and fibrogenic diseases. We believe this offers a largely untapped area for treatment of disease.

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

Completion of development milestones toward commercialization of DAVANAT® and 5-FU combination cancer therapy.    We have completed important milestones in the development of DAVANAT® in combination with 5-FU to treat late-stage cancer patients with solid tumors. These include our submission of the Drug Master File, or DMF, to the FDA in May 2008, which we believe demonstrates our ability to produce commercial quantities of pharmaceutical-grade DAVANAT® under manufacturing standards known as cGMP (“current Good Manufacturing Process”); our submission in September 2008 of a clinical and pre-clinical package to the FDA in support of our DAVANAT® NDA; and our December 2008 and December 2010 pre-NDA meetings with the FDA which provided guidance as to certain components of Phase III trials of DAVANAT® that would be needed for an NDA demonstrating superiority to the best standard of care for colorectal patients.

Apply our technology to broad range of applications.    Our research indicates that DAVANAT® has the potential for broad application. Following development of DAVANAT® in combination with chemotherapies and vaccines, we plan to also combine it with drugs to extend its use to treat other serious diseases, such as liver fibrosis. Pre-clinical studies indicate that DAVANAT®, and other proprietary therapeutics we have in development, may have application for advanced treatment of inflammatory disorders and organ fibrosis, particularly liver fibrosis.

Product Development

We are initially developing a pipeline of compounds that may be combined with chemotherapies, such as 5-FU, as well as vaccines so as to improve the clinical benefit to cancer patients. Based on research, we believe DAVANAT®, when combined with chemotherapies may increase the clinical benefit to cancer patients by extending survival and increasing quality of life through reduction of chemotherapy associated side effects. Our lead product candidate, DAVANAT®, is a patented new chemical entity that the FDA agreed on a clinical development plan for us to begin the Phase III development program following submission and approval of the final protocol.

To date, DAVANAT® has been administered to approximately 100 cancer patients in Phase I and II trials, as well as compassionate use INDs. Data from a Phase II trial for late-stage metastatic colorectal cancer patients showed DAVANAT® when combined with 5-FU extended median survival to 6.7 months with significantly reduced side effects, as compared to 4.6 months for best standard of care as determined by the patient’s physician. Importantly, patients had a marked reduction in the incidence and severity of 5-FU related side effects. The reduction in side effects can improve the patients quality of life.

In addition, results of pre-clinical studies we have conducted in mice show that more 5-FU accumulates in the tumor when co-administered with DAVANAT® than when 5-FU is administered alone in the mice. Our pre-clinical and clinical trial data also show that DAVANAT® is safe and non-toxic. Our initial NDA for DAVANAT® will seek FDA approval for co-administration of DAVANAT® with 5-FU for intravenous injection for the treatment of metastatic colorectal cancer.

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

We believe the mechanism of action for DAVANAT® is based upon interaction with lectins, which are cell surface proteins that bind only to a particular kind of carbohydrate. DAVANAT® is formulated to attach to specific lectins, called Galectins, which are expressed in high levels in the vast majority of tumor cells. We believe the structure of DAVANAT® is such that it is attracted to Galectin receptors that are specific and over-expressed by cancer cells. In cancer, the mechanism of action of Davanat® is the binding of galectins which disrupts their function in the extracellular space, on the surface of the cancer cell, or in its environment which would include extracellular matrix and other cells such as lymphocytes and endothelium. The downstream effects of Davanat® blocking galectin function include the alteration of tumor invasiveness and metastasis, reduction in tumor angiogenesis, enhancement of cellular immunity to tumor cells, and potentially enhancing the sensitivity of cancer cells to chemotherapy. Galectins, therefore, offer a robust target for cancer because of the potential to act in multiple ways to affect cancer cells and Davanat® is a potent Galectin blocking agent.

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

GM and GR Series of Anti-Fibrosis Compounds

We are also developing therapeutic compounds for treatment of other serious disease, such as liver fibrosis. The GM and GR series of compounds are first-in-class, novel carbohydrate compounds that significantly reduced collagen expression and reversed fibrosis in animal models.

Uncontrolled collagen expression is a pathological process that occurs during the fibrotic process, affecting various organs leading to scar tissue. Chemical toxicity, viral infection or physical injury cause liver, renal and other types of fibrosis. According to the American Liver Foundation, more than 25 million Americans are or have been afflicted with liver and biliary diseases. The disease is even more of a problem outside the U.S. because of the prevalence of chronic hepatitis B and C that often results in fibrosis, and ultimately cirrhosis, of the liver. The area of anti-fibrotics is generating great interest based on their potential to impact chronic liver disease. The need for an effective therapeutic solution for liver fibrosis is acute, and this innovative project would significantly advance treatment in this critical area. The only current treatment for late stage fibrosis or cirrhosis is a liver transplant. Therefore, carbohydrate polymers were created and screened to inhibit collagen production in in-vivo and in-vitro fibrosis models.

In December 2010, we announced that we had entered into an extension of our research collaboration with Mount Sinai School of Medicine which began in 2006 to evaluate, in pre-clinical models, the anti-fibrotic effects of several of the Company’s novel, Galectin-targeting compounds. Mount Sinai has one of the world’s largest, most productive and well-respected liver disease investigation programs.

Dr. Scott Friedman, Chief of Liver Diseases, Division of Medicine at Mount Sinai, has performed pioneering research into the underlying causes of scarring, or fibrosis associated with chronic liver disease, which affects millions worldwide. Dr. Friedman was among the first to isolate and characterize the hepatic stellate cell, which is the key cell type responsible for scar production in liver.

In initial experiments in Dr. Friedman’s laboratory, our polysaccharide compounds that target Galectin receptors markedly reduced the markers of fibrosis in cultured stellate cells and reversed the formation of fibrotic tissue in diseased rat livers. In the extension of our research collaboration, he and his team will be testing several of our galactomannans and rhamnogalacturonans as Galectin blockers in liver anti-fibrotic therapies. Specifically Dr. Friedman will complete the in vitro and in vivo analysis of several of our compounds for anti-fibrotic efficacy and mechanism of action using state of-the-art molecular methods to assess fibrosis, fibrogenic gene expression and liver function. This work will lead to an IND to begin clinical investigations.

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

As of December 31, 2010, we held five U.S. patents and have patent applications pending from the U.S. Patent and Trademark Office. Many of our patents and patent applications cover composition of matter for complex carbohydrate drugs and methods of use for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent. We have corresponding patent applications pending in Europe, Canada, Israel, Brazil, Japan, China and Australia. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to the Drug Development Industry — Our competitive position depends on protection of our intellectual property.

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

Our research and development expenditures totaled $19.5 million for the cumulative period from inception (July 10, 2000) through December 31, 2010. During the years ended December 31, 2010 and 2009, our expenditures for research and development were $1.1 million for each year.

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

Competition

Many biotechnology and pharmaceutical companies are developing new technologies for the treatment of cancer and other diseases. While companies may broaden the market for our products they may also provide competitive alternatives to our products.

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

Drug Approval Process

Drugs may not be marketed in the U.S. until the FDA has approved them. The steps required before a drug may be marketed in the U.S. include (similar rules may apply in other countries):

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

Pre-clinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. There is no certainty that submission of an IND will result in the FDA allowing clinical trials to begin.

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

Employees

As of December 31, 2010, we had six full-time employees, two of whom were involved primarily in management of our pre-clinical research and development and clinical trials and four who were involved primarily in financial management and administration of our company. We also had four part-time contractors, one of whom serves as our medical director, one whom provides manufacture and clinical trial support and two of whom provide financial management services.

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

Risks Related to Our Company

We have incurred net losses to date and must raise additional capital by the end of the second quarter of 2012 in order to continue to operate.

We have incurred net losses in each year of operation since our inception in July 2000. Our accumulated deficit as of December 31, 2010 was $56.4 million and our cumulative net loss applicable to common stockholders as of December 31, 2010 was $56.7 million. Based on $5.9 million of unrestricted cash as of December 31, 2010 and $2.6 million received subsequent to year end, we believe that we have sufficient cash to meet our financial and operating obligations into the second half of 2012. We will require more cash to fund our operations and believe that we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be obtainable on terms favorable to us. We have taken steps to reduce our administrative and clinical spending; however, we must raise additional cash by the end of the second quarter of 2012, or we may not be able to continue operations and may be forced to seek bankruptcy protection.

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

We are a development stage company and have not yet generated any revenue.

We are a development stage company and have not generated any revenues to date. We granted PROCAPS, S.A. exclusive rights to market and sell DAVANAT® to treat cancer patients in Colombia, South America, which we refer to as the PROCAPS Channel. In addition, there is no assurance that we will obtain FDA approval of DAVANAT® or any other of our products in development and, even if we do so, that we will generate revenue sufficient to become profitable. Our failure to generate revenue and profit would likely lead to loss of your investment.

We have one drug candidate in clinical trials and results are uncertain.

DAVANAT®, our lead product candidate, is in human clinical trials. Clinical trials are expensive, time-consuming and may not be successful. They involve the testing of potential therapeutic agents, or effective treatments, in humans, typically in three phases, to determine the safety and efficacy of the product candidates necessary for an approved drug. Many products in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even though DAVANAT® progressed successfully through Phase I and Phase II human trials, it may fail in Phase III trials or in later stages of development. We will engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. These trials may not start or be completed as we forecast, or may not achieve desired results.

We may be unable to commercialize our product candidates.

Even if DAVANAT® and other anticipated product candidates achieve positive results in clinical trials, we may be unable to commercialize them. Although we anticipate receipt of regulatory approvals in connection with the PROCAPS Channel, there is no assurance that such approvals will be obtained. Our general inability to commercialize our products would substantially impair the viability of the Company.

Performance milestones may not occur as contemplated by the agreement with PROCAPS S.A.

As our arrangement with PROCAPS is a collaboration, and because collaborations take place over time, milestone and performance risks are inherent and so performance milestones may not occur as contemplated by our agreement.

There are risks associated with our reliance on third parties to design trial protocols, arrange for and monitor the clinical trials, and collect and analyze data.

As we develop products eligible for clinical trials, including DAVANAT®, we will contract with independent parties to assist us in the design of the trial protocols, arrange for and monitor the clinical trials, collect data and analyze data. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and will be dependent on governmental participation and funding. Our dependence on independent parties and clinical sites involves risks including reduced control over the timing and other aspects of our clinical trials.

There are risks associated with our reliance on third parties for manufacturing, marketing, sales, managed care and distribution infrastructure and channels.

We do not have, and do not now intend to develop, facilities for the manufacture of any of our products for clinical or commercial production. At this time, we are not a party to any long-term agreement with any of our suppliers, and accordingly, we have our products manufactured on a purchase-order basis from one of two primary suppliers. We are developing relationships with manufacturers and will enter into collaborative arrangements with licensees or have others manufacture our products on a contract basis. We expect to depend on such collaborators to supply us with products manufactured in compliance with standards imposed by the FDA and foreign regulators.

We have limited experience in marketing, sales or distribution, and we do not intend to develop a sales and marketing infrastructure to commercialize our pharmaceutical products. If we develop commercial products, we will need to rely on licensees, collaborators, joint venture partners or independent distributors to market and sell those products. Thus, we expect that we will be required to enter into agreements with commercial partners to engage in sales, marketing and distribution efforts around our products in development. We may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors. If we do not enter into relationships with third parties for the sales and marketing of our proposed products, we will need to develop our own sales and marketing capabilities.

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

We have limited experience in manufacturing or procuring products in commercial quantities, conducting other later-stage phases of the regulatory approval process, selling pharmaceutical products, or negotiating, establishing and maintaining strategic relationships. Although we have engaged a number of consultants to assist us, any additional growth may require us to expand our management, operational and financial systems and controls. If we are unable to do so, our business and financial condition would be materially harmed. If rapid growth occurs, it may strain our managerial, operational and financial resources.

We are exposed to product liability, pre-clinical and clinical liability risks which could place a financial burden upon us, should we be sued, because we do not currently have product liability insurance above and beyond our general insurance coverage.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical formulations and products. Claims may be asserted against us. In addition, the use in our clinical trials of pharmaceutical formulations and products that our potential collaborators may develop and the subsequent sale of these formulations or products by us or our potential collaborators may cause us to bear a portion of or all product liability risks. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

Because we do not currently have any FDA-approved products or formulations, we do not currently have any product liability insurance covering commercialized products. We may not be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or such insurance may not provide adequate coverage against our potential liabilities. Furthermore, our current and potential partners with whom we have collaborative agreements or our future licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have sufficient liquidity to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by us could have a material adverse effect on our business, financial condition and results of operations.

If users of our proposed products are unable to obtain adequate reimbursement from third-party payers, market acceptance of our proposed products may be limited and we may not achieve revenues.

The continuing efforts of governments, insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. In other words, our ability to commercialize our proposed products will depend in large part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations, products and related treatments are obtained by the health care providers of these products and treatments. At this time we cannot predict the precise impact of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Act of 2010, the comprehensive health care reform legislation passed by Congress in March 2010. It is possible that the adoption of this legislation could harm our business, financial condition and results of operations.

We depend on key individuals to develop our products and pursue collaborations.

We are highly dependent on Anatole Klyosov, Ph.D., D.Sc. and Peter G. Traber, M.D. Dr. Klyosov is our Chief Scientist and has scientific technical or other business expertise and experience that is critical to our success. Dr. Traber is our interim Chief Medical Officer who, among other things, leads our FDA Phase III colorectal cancer trial for DAVANAT® as well as our overall FDA approval process. Effective March 17, 2011 Dr. Traber will become our Chief Executive Officer as well as our Chief Medical Officer. The loss of Dr. Klyosov or Dr. Traber, or failure to attract or retain other key personnel, could prevent us from pursuing collaborations or developing our products and core technologies.

We are involved in litigation with Summer Street Research Partners.

On January 30, 2008, Custom Equity Research, Incorporated (d/b/a Summer Street Research Partners), or Summer Street, filed a lawsuit against us, alleging claims for breach of contract, declaratory judgment and unjust enrichment arising out of an engagement letter under which Summer Street agreed to provide institutional investment placement services. Discovery is currently underway. A trial date has been set for November 8, 2011. We believe the lawsuit is without merit and intends to contest it vigorously.

We received a letter dated January 12, 2011 from Maxim Group, or Maxim, which has acted as our placement agent. The letter advises that Maxim has been named as a respondent in a FINRA arbitration matter commenced by Summer Street arising out of the Company’s termination of its relationship with Summer Street and its engagement of Maxim as its placement agent. Our placement agent agreement with Maxim contains an indemnification provision that requires us to indemnify Maxim in connection with FINRA arbitration. We believe the claims asserted by Summer Street in the arbitration are without merit.

Risks Related to the Drug Development Industry

We will need regulatory approvals to commercialize our products.

We are required to obtain approval (i) from the FDA in order to sell our products in the U.S. and (ii) from foreign regulatory authorities in order to sell our products in other countries. The FDA’s review and approval process is lengthy, expensive and uncertain. Extensive pre-clinical and clinical data and supporting information must be submitted to the FDA for each indication for each product candidate in order to secure FDA approval. Before receiving FDA clearance to market our proposed products, we will have to demonstrate that our products are safe on the patient population and effective for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, regulatory approvals can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources. The FDA could reject an application or require us to conduct additional clinical or other studies as part of the regulatory review process. Delays in obtaining or failure to obtain FDA approvals would delay or prevent the commercialization of our product candidates, which would prevent, defer or decrease our receipt of revenues. In addition, if we receive initial regulatory approval, our product candidates will be subject to extensive and rigorous ongoing domestic and foreign government regulation.

Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances.

Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug. The resulting delays to commercialization could materially harm our business. Our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing.

Our competitive position depends on protection of our intellectual property.

Development and protection of our intellectual property are critical to our business. All of our intellectual property, patented or otherwise, has been invented and/or developed by employees of the Company. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies. Our success depends in part on our ability to obtain patent protection for our products or processes in the U.S. and other countries, protect trade secrets, and prevent others from infringing on our proprietary rights.

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

Some or all of our patent applications may not issue as patents, or the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors may be challenged and subsequently narrowed, invalidated or circumvented. Patent litigation is widespread in the biotechnology industry and could harm our business. Litigation might be necessary to protect our patent position or to determine the scope and validity of third-party proprietary rights, and we may not have the required resources to pursue such litigation or to protect our patent rights.

Although we require our scientific and technical employees and consultants to enter into broad assignment of inventions agreements, and all of our employees, consultants and corporate partners with access to proprietary information to enter into confidentiality agreements, these agreements may not be honored.

Products we develop could be subject to infringement claims asserted by others.

We cannot assure that products based on our patents or intellectual property will not be challenged by a third party claiming infringement of its proprietary rights. If we were not able to successfully defend our patents or other intellectual property, we may have to pay substantial damages, possibly including treble damages, for past infringement.

We face intense competition in the biotechnology and pharmaceutical industries.

The biotechnology and pharmaceutical industries are intensely competitive. We face direct competition from U.S. and foreign companies focusing on pharmaceutical products, which are rapidly evolving. Our competitors include major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors have greater financial and other resources, larger research and development staffs and more effective marketing and manufacturing organizations, than we do. In addition, academic and government institutions are increasingly likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products based on technology developed at such institutions. Our competitors may succeed in developing or licensing technologies and products that are more effective, or succeed in obtaining FDA or other regulatory approvals for product candidates before we do. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Risks Related to Our Common Stock

Stock prices for pharmaceutical and biotechnology companies are volatile.

The market price for securities of pharmaceutical and biotechnology companies historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Fluctuations in the trading price or liquidity of our common stock may adversely affect, among other things, the interest in our stock by purchasers on the open market and, generally, our ability to raise capital.

Our Board of Directors has the power to designate, without shareholder approval, a series of preferred stock the shares of which could be senior to the common stock and be entitled to conversion or voting rights that adversely affect the holders of our common stock.

Our Articles of Incorporation authorizes issuance of capital stock including 20,000,000 undesignated shares, and empowers our Board of Directors to prescribe by resolution and without shareholder approval a class or series of undesignated shares, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, we may authorize the issuance of additional shares or series of preferred stock that would rank senior to the shares of common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution.

We could issue additional common stock, which might dilute the book value of our common stock.

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock.

One investor, by virtue of ownership of our securities and related rights, may be able to control the Company.

The 10X Fund, L.P., or 10X Fund, owns all of our issued and outstanding Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, collectively the Series B Preferred Stock, which are convertible into 12 million shares of our common stock. The 10X Fund owns related warrants exercisable to purchase an aggregate of 36 million shares of our common stock. We have issued approximately 2.1 million shares of our common stock as dividends on the Series B Preferred Stock. In addition, James C. Czirr, a general partner of the 10X Fund and Executive Chairman of our Board of Directors, owns or controls approximately 5 million shares of our common stock. As of December 31, 2010, on a fully diluted basis, assuming conversion of all Series B Preferred Stock and exercise of all the related warrants, the 10X Fund would own approximately 44.8% of our then outstanding shares of common stock, which together with Mr. Czirr’s shares of our common stock, would constitute approximately 49.2% of the then outstanding shares. As holder of Series B Preferred Stock, the 10X Fund is entitled to elect two directors in a separate class vote, nominate three directors for election by all shares entitled to vote, and provide or withhold consent to a range of fundamental corporate action we may wish to undertake, such as recapitalization, sale of the company, and other matters. Such concentration of stock ownership and related rights could have the effect of delaying, deterring or preventing corporate events that our other security holders may desire or consider beneficial to the company.

As a “thinly-traded” stock, large sales can place downward pressure on our stock price.

Our common stock, despite certain increases of trading volume from time to time, experiences periods when it could be considered “thinly-traded.” Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current shareholders to sell shares, could place downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a shareholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

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

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, we have no pending legal proceedings except as follows:

On January 30, 2008, Custom Equity Research, Incorporated (d/b/a Summer Street Research Partners) (“Summer Street”) filed a lawsuit against us in the Superior Court of the Commonwealth of Massachusetts, alleging claims for breach of contract, declaratory judgment and unjust enrichment arising out of an engagement letter under which Summer Street agreed to provide institutional investment placement services to us. Summer Street claims it is entitled to a placement fee for each placement made during the term of the agreement and for each issuance of securities made or agreed to be made by us from October 17, 2007 through November 16, 2008. We initially responded to the lawsuit with a motion to dismiss, which the Court denied on June 23, 2008, finding that the letter agreement was ambiguous with respect to Summer Street’s entitlement to compensation. The Court also denied Summer Street’s motion for a prejudgment attachment and trustee process, preliminarily finding that Summer Street was not likely to prevail on any of its claims. We filed an answer denying Summer Street’s material allegations. Discovery is currently under way. A trial date has been set for November 8, 2011. We believe the lawsuit is without merit and intends to contest it vigorously.

We are in receipt of a letter dated January 12, 2011 from Maxim Group (“Maxim”), which has acted as a Placement Agent for us. The letter advises that Maxim has been named as a respondent in a FINRA arbitration matter commenced by Summer Street, alleging claims for tortious interference with advantageous business and contractual relations, fraud and deceit, negligent misrepresentation, unjust enrichment, violation of Massachusetts Consumer Protection Act, Mass. Gen. Laws ch. 93A, and civil conspiracy, arising out of our termination of our relationship with Summer Street and its engagement of Maxim as its placement agent. We have agreed to indemnify and provide a defense to Maxim in accordance with the Placement Agreements between Maxim and us. We believe that the arbitration is without merit and intend to assist Maxim in its vigorous defense.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Following the delisting of our common stock from the NYSE Alternext US as of the close of trading on January 9, 2009, our common stock has been quoted on the OTC Bulletin Board since January 21, 2009 under the symbol “PRWP.OB”. The high and low sale prices for our common stock as reported on the NYSE Alternext US (through January 9, 2009) and OTC Bulletin Board, for the periods indicated below were as follows:

	High	Low
Fiscal Year Ended December 31, 2010
First Quarter	$0.50	$0.26
Second Quarter	$0.89	$0.41
Third Quarter	$0.82	$0.48
Fourth Quarter	$1.04	$0.62
Fiscal Year Ended December 31, 2009
First Quarter	$0.42	$0.05
Second Quarter	$0.59	$0.20
Third Quarter	$0.50	$0.27
Fourth Quarter	$0.44	$0.24

Holders of Common Stock

As of February 23, 2011, there were 250 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders. Based on information available to us, we believe there are 6,652 non-objecting beneficial owners of our shares of our common stock in addition to the record holders.

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

Since our inception on July 10, 2000, our primary focus has been the development of a new generation of anti-cancer treatments using polysaccharide polymers which are designed to increase survival and improve the quality of life for cancer patients. Our lead product candidate, DAVANAT®, is a patented, new chemical entity that we believe, when administered in combination with chemotherapies or biologics, or vaccines increases efficacy while reducing serious adverse effects. We hold the patent on DAVANAT®, without any licensing or royalty obligations.

At December 31, 2010, we had $5,891,000 of unrestricted cash to fund our operations. Subsequent to year end, we received $2,209,000 from the exercise of warrants and options for 3,757,472 shares of our common stock. Also, we issued an additional 13 shares of Series C for $130,000 and received a grant payment of $234,000. We believe that with the cash received subsequent to year end and the cash on hand at December 31, 2010, there is sufficient cash to fund operations into the second half of 2012. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

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

We believe, based on the outcome of our clinical trials to date, that DAVANAT®, when co-administered with 5-FU or other chemotherapies or biologics is superior to the current standard of care. We plan to file NDAs for DAVANAT® in combination with other chemotherapies, biologics and vaccines.

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

On December 17, 2010, we met with officials from the FDA to present our Phase III clinical development program for DAVANAT®. Agreement was reached on the design of pivotal, randomized, controlled, and blinded Phase III clinical trials of DAVANAT® co-administered with standard chemotherapy for second line treatment of patients with metastatic colorectal cancer.

On March 9th, 2011 we announced that our Board of Directors named Peter G. Traber, M.D., President and Chief Executive Officer, effective March 17, 2011. Prior to being named President and Chief Executive Officer, Dr. Traber had been our interim Chief Medical Officer and has been a member of our Board of Directors since February 2009. Dr. Traber was President Emeritus and former Chief Executive Officer of Baylor School of Medicine. His previous positions include Senior Vice President of Clinical Development and Medical Affairs and Chief Medical Officer of GlaxoSmithKline, and Chief Executive Officer of the University of Pennsylvania Health System. Dr. Traber succeeds Theodore D. Zucconi, Ph.D., who will continue as a member of the Board of Directors. Dr. Zucconi also will direct Company operations with a focus on approvals and expansion of the Latin American business and manufacturing.

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

Once approved for sale by regulators, we will receive a transfer payment for each dose of DAVANAT® shipped to PROCAPS, in addition to a royalty above a minimum annual sales threshold. In October 2010, we received payment of $200,000 and shipped DAVANAT® to PROCAPS for testing purposes. We retain all intellectual property rights and we are the owner of the regulatory approval of DAVANAT® in the region. PROCAPS has first negotiation rights to other countries in South and Central America and the Caribbean. Should we gain approval in Colombia, PROCAPS may then obtain the marketing authorization in 10 countries in Latin America.

The Company recorded the $200,000 payment as deferred revenue on the consolidated balance sheet as of December 31, 2010 and will recognize the revenue when the remaining deliverables of the collaboration agreement have been completed.

Results of Operations from the Years Ended December 31, 2010 and 2009

Research and Development Expense

	Year ended December 31,		2010 as Compared to 2009
	2010	2009	$ Change	% Change
	(in thousands, except %)
Research and development	$1,066	$1,110	$(44)	(4)%

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

Our research and development expenses for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Direct external expenses:
Clinical programs	$608	$114
Pre-clinical activities	38	380
All other research and development expenses	420	616

	$1,066	$1,110

The decrease in our research and development expense for the year ended December 31, 2010 versus the same period in 2009 is due primarily to decreased pre-clinical activities and other research and development expenses offset by increased clinical programs related to a planned Phase III trial. Included in clinical programs are warrant expenses related to consultants ($222,000) during year ended December 31, 2010. The decrease in other research and development expenses is primarily due to decreased salary expenses ($54,000) and decreased stock-based compensation ($139,000). We plan to initiate a Phase III trial as soon as we raise sufficient additional funds which will serve to increase our research and development expense.

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

General and Administrative Expense

	Year ended December 31,		2010 as Compared to 2009
	2010	2009	$ Change	% Change
	(in thousands, except %)
General and administrative	$3,817	$4,983	$(1,166)	(23)%

General and administrative expenses consist primarily of salaries, including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the decrease for the year ended December 31, 2010 as compared to the same period in 2009 is due to decreased payroll ($710,000) primarily as the result of the recognition of severance obligations in 2009 related to the departure of our former chief executive officer, decreased stock-based compensation expense ($291,000) and decreased legal and accounting costs ($557,000) primarily due to trade secrets litigation in 2009, offset by increased business development expenses ($471,000) as we increased our efforts to gain regulatory approval to commercialize DAVANAT® in South America.

Other Income and Expense

Other income and expense for the years ended December 31, 2010 and 2009 was a loss of $746,000 and $1,369,000, respectively. The loss for the year ended December 31, 2010 was due primarily to the change in fair value of warrant liabilities ($1,241,000) offset by other income ($489,000) related to a research grant. The loss for the year ended December 31, 2009 was due primarily to the change in fair value of warrant liabilities.

We were notified in November 2010 by the Internal Revenue Service that we have been awarded a total grant of $489,000 under the Qualifying Therapeutic Discovery Project Program (Section 48D of the Internal Revenue Code) for DAVANAT® and our GR/GM-Series of anti-fibrotic, cirrhosis compounds. Of this amount, $255,000 was received in 2010 with the remaining $234,000 received in February 2011 and included in grant receivable on the consolidated balance sheet at December 31, 2010.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2010, we raised a net total of $52.2 million from these offerings. At December 31, 2010, we had $5,891,000 of unrestricted cash and cash equivalents available to fund future operations. Subsequent to year end, we received $2,209,000 from the exercise of warrants and options for 3,757,472 shares of our common stock. Also, we issued an additional 13 shares of Series C for $130,000 and received a grant payment of $234,000. We believe that with the funds received subsequent to year end and the cash on hand at December 31, 2010, there is sufficient cash to fund operations into the second half of 2012.

We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. We are actively seeking to raise additional capital and have significantly reduced our administrative and clinical spending. If we are unsuccessful in raising additional capital before the end of June 2012, we may be required to cease operations or seek bankruptcy protection. Net cash used in operations decreased by $785,000 to $3,102,000 for 2010, as compared to $3,887,000 for 2009. Cash operating expenses decreased principally due to decreased general and administrative costs as a result of cost containment measures during the period which required overall lower cash expenditures.

No cash was provided by or used in investing activities during 2010, essentially unchanged from the same period in 2009.

Net cash provided by financing activities was $8,742,000 during 2010 as compared to $3,820,000 during 2009, due primarily to the transactions described below.

During the year ended December 31, 2010, we issued and sold, pursuant to the 10X Agreement, 770,000 shares of Series B-2 convertible into 3,080,000 shares of common stock and related warrants for 9,240,000 shares of common stock, resulting in net proceeds of $1,463,000.

On December 30, 2010, the Company issued and sold 212 shares of Series C, convertible into 2,120,000 shares of common stock, resulting in net proceeds of $2,073,000.

During the year ended December 31, 2010, warrants and options for common stock were exercised resulting in the issuance of 10,400,062 shares of common stock and net cash proceeds of $5,206,000.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at December 31, 2010, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$167	$167	$—	$—	$—
Separation agreement	293	293	—	—	—

Total payments due under contractual obligations	$460	$460	$—	$—	$—

Operating leases.    On May 1, 2006, we entered into an operating lease for office space. The lease commenced on August 11, 2006, and extends for five years and terminates on September 30, 2011. The lease provides for annual base rental payments of $235,000 in the first year, increasing in each subsequent lease year to $244,000, $253,000, $263,000 and $273,000, respectively. In addition to base rental payments included in the contractual obligations table above, we are responsible for our pro-rata share of increases in the operating expenses for the building after calendar year 2006 and taxes for the building after fiscal year 2007. We have the option to extend the term of the lease for an additional five year period at the prevailing market rate at the time of exercise. In connection with this lease, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of $59,000. Additionally, we have a non-cancellable lease for a car, for our former chief executive officer, which expired in January 2011 and which is included in the severance agreement line of the contractual obligations table.

Separation agreement.    In February 2009, we entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., our former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides that we shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that we may defer payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). However, all deferred amounts will continue to accrue and will be payable on the earlier of (i) the Company receiving a minimum of $4.0 million of funding after February 12, 2009, or (ii) February 12, 2011. We also agreed to continue to (i) provide health and dental insurance benefits to Dr. Platt, until the first to occur of February 12, 2011 or the date Dr. Platt and his family become eligible to receive health and dental insurance benefits under the plans of a subsequent employer and (ii) make the current monthly lease payments on his automobile until February 12, 2011. We recognized the full amount of the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance is reflected in accrued expenses ($293,000) on the consolidated balance sheet at December 31, 2010 and in accrued expenses ($154,000) and other long-term liabilities ($280,000) on the consolidated balance sheet at December 31, 2009. The final payment was paid to Dr. Platt on February 12, 2011.

The Separation Agreement also provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the DAVANAT® technology (whether or not such technology is patented). We also will grant Dr. Platt fully vested cashless stock option with identical terms to purchase at least 500,000 shares of common stock; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company. We also will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 300,000 shares of our common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant; or (iii) the renewed listing of our securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to nine months, and if we have insufficient cash at the time of any of such events, we may issue Dr. Platt a secured promissory note for such amount. If we file a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestones as described, we have not accrued for the $1.0 million severance nor have we recognized the value of the unissued stock options as of December 31, 2010. When it is deemed probable that one or more of the milestone events will be achieved, we will then recognize the $1.0 million severance and the expense related to the issuance of the stock option at that time based on the then current fair value.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) it relates to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010. Although the Company is still evaluating the impact of this standard, management does not expect its adoption to have a material impact on the Company’s financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information called for by this Item is not applicable to us because we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Our management has concluded, based on their evaluation, our disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management conducted an evaluation of internal controls based on the COSO framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

As we are neither a large accelerated filer nor an accelerated filer, as defined in Rule 12b-2 under the Exchange Act, we are exempt from the requirement to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, in connection with our 2011 Annual Meeting of Stockholders which is scheduled to be held on May 26, 2011 (the “2011 Proxy Statement”) under the captions “Election of Directors,” “Board of Directors Meetings and Committees of the Board,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.pro-pharmaceuticals.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

Item 11.	Executive Compensation

The information required by this Item will be incorporated by reference from the information under the caption “Compensation of Named Executive Officers” contained in our 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our 2011 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item will be incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in our 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be incorporated by reference from the information under the captions “Audit Fees”, “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Policies and Procedures” contained in our 2011 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statement Schedules

The Consolidated Financial Statements are filed as part of this report.

2.	Consolidated Financial Statement Schedules

All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

Exhibit Number	Description of Document	Note Reference
3.1	Articles of Incorporation of Pro Pharmaceuticals, Inc., dated January 23, 2001, as filed with the Secretary of State of the State of Nevada.	1

3.2	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 28, 2004.	2

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007.	3

3.4	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 29, 2008.	4

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on February 11, 2009.	5

3.6	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 27, 2009.	24

3.7	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the secretary of State of the State of Nevada on August 12, 2009.	25

3.8	Certificate of Amendment No. 2 to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, as filed with the State of Nevada, on February 17, 2010.	26

3.9	Certificate of Amendment with respect to the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on January 26, 2011.	29

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series C Super Dividend Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on December 30, 2010.	30

3.11	Amended and Restated Bylaws of Pro Pharmaceuticals, Inc.	6

3.12	Amendment to Amended and Restated Bylaws of Pro-Pharmaceuticals, Inc.	7

4.1	Specimen certificate for shares of common stock of registrant.	8

4.2	Form of Class A-1 Common Stock Purchase Warrant	5

4.3	Form of Class A-2 Common Stock Purchase Warrant	5

4.4	Form of Class B Common Stock Purchase Warrant	5

10.1	Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan.	9

Exhibit Number	Description of Document	Note Reference
10.2	Pro-Pharmaceuticals, Inc. 2003 Non-employee Director Stock Incentive Plan.	10

10.3	Employment Agreement, effective January 2, 2004, between Pro Pharmaceuticals, Inc. and David Platt.	11

10.4	Form of Incentive Stock Option Agreement (under the 2001 Stock Incentive Plan).	12

10.5	Form of Non-Qualified Stock Option Agreement (under the 2001 Stock Incentive Plan).	12

10.6	Form of Non-Qualified Stock Option Agreement (under the 2003 Non-Employee Director Stock Incentive Plan).	12

10.7	Form of 7% Convertible Debenture issued on February 14, 2006.	13

10.8	Securities Purchase Agreement dated February 14, 2006, among Pro-Pharmaceuticals, Inc. and the Purchasers named therein.	13

10.9	Registration Rights Agreement dated February 14, 2006, among Pro-Pharmaceuticals, Inc. and the Purchasers named therein.	13

10.10	Form of Common Stock Purchase Warrant issued on February 14, 2006.	13

10.11	Office Lease Agreement dated May 2, 2006 between NS 5/27 Acquisition LLC, landlord, and Pro Pharmaceuticals, Inc., tenant.	14

10.12	Waiver and Exchange Agreement dated March 21, 2007.	15

10.13	Employment Agreement effective October 1, 2007 between Theodore D. Zucconi, President, and Pro Pharmaceuticals, Inc.	16

10.14	Employment Agreement dated May 1, 2003 between Anthony D. Squeglia, and Pro-Pharmaceuticals, Inc. filed upon succession as Chief Financial Officer effective October 1, 2007.	17

10.15	Form of Securities Purchase Agreement for units of Series A 12% Convertible Preferred Stock and Common Stock Purchase Warrants.	3

10.16	Form of Registration Rights Agreement entered into pursuant to Securities Purchase Agreement identified as Exhibit 10.15	3

10.17	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement identified as Exhibit 10.15.	3

10.18	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement identified as Exhibit 10.15.	3

10.19	Amended and Restated Employment Agreement dated December 20, 2007 between Anthony D. Squeglia and Pro Pharmaceuticals, Inc.	18

10.20	Amended and Restated Employment Agreement dated December 19, 2007 between Theodore D. Zucconi and Pro Pharmaceuticals, Inc.	19

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

		20

Exhibit Number	Description of Document	Note Reference
10.22	Form of Common Stock Purchase Warrant issued on February 25, 2008.	20

10.23	Placement Agent Agreement dated February 12, 2008 between Maxim Group LLC and Pro Pharmaceuticals, Inc.	20

10.24	Amended and Restated Employment Agreement dated January 23, 2009 between Anthony D. Squeglia and Pro Pharmaceuticals, Inc.	21

10.25	Amended and Restated Employment Agreement dated January 23, 2009 between Maureen Foley and Pro Pharmaceuticals, Inc.	21

10.26	License Agreement dated November 25, 2008, as amended by letter dated December 15, 2008, between Pro Pharmaceuticals, Inc. and Medi-Pharmaceuticals, Inc.	22

10.27	Securities Purchase Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P.	5

10.28	Form of Class A-1 Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement identified as Exhibit 10.27.	5

10.29	Form of Class A-2 Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement identified as Exhibit 10.27.	5

10.30	Form of Class B Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement identified as Exhibit 10.27.	5

10.31	Promissory Note dated February 12, 2009 issued by Pro Pharmaceuticals, Inc. in favor of 10X Fund, L.P.	5

10.32	Security Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P.	5

10.33	Escrow Agreement dated February 12, 2009 among Pro Pharmaceuticals, Inc., 10X Fund, L.P. and Investment Law Group of Gillett, Mottern & Walker, LLP, as Escrow Agent.	5

10.34	Registration Rights Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P.	5

10.35	Technology Transfer and Sharing Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and Medi-Pharmaceuticals, Inc.	5

10.36	Consulting Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and Medi-Pharmaceuticals, Inc.	5

10.37	Separation Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and David Platt, Ph.D.	5

10.38	Pro-Pharmaceuticals, Inc. 2009 Incentive Compensation Plan.	5

10.39	Form of Restricted Stock Grant Agreement (under the 2009 Incentive Compensation Plan).	23

10.40	Form of Non-Qualified Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan).	23

10.41	Form of Incentive Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan).	23

10.42	Employment Agreement dated May 21, 2009 between Theodore D. Zucconi, Ph.D. and Pro-Pharmaceuticals, Inc.	24

Exhibit Number	Description of Document	Note Reference
10.43	Letter Agreement with 10X Fund, LP dated August 11, 2009.	25

10.44	Agreement with the 10X Fund L.P., dated February 11, 2010.	26

10.45	DAVANAT Binding Term Sheet-Pro-Pharmaceuticals, Inc. and PROCAPS S.A.-Exclusive Supply and Distribution Agreement, dated effective March 25, 2010.	27

10.46	Consulting Agreement dated Effective June 15, 2010 with Peter Traber.	28

10.47	Common Stock Purchase Warrant dated August 3, 2010 issued to Peter Traber.	28

10.48	Letter Agreement Between 10X Fund, L.P. and Pro-Pharmaceuticals, Inc.	28

21.1*	Subsidiaries of Pro Pharmaceuticals, Inc.

23.1*	Consent of McGladrey & Pullen, LLP, an independent registered public accounting firm.

23.2*	Consent of Caturano and Company, Inc., an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
1.	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.
2.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2004.
3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2008.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2007.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2008.
8.	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-155491), as filed with the Commission on November 19, 2008.
9.	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 filed with the Commission on November 14, 2001.
10.	Incorporated by reference to the Company’s Registration Statement on Form S-8, as filed with the Commission on October 22, 2003.
11.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.
12.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.

13.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 15, 2006.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on May 5, 2006.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 21, 2007.
16.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2007.
17.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on October 4, 2007.
18.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 21, 2007.
19.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 26, 2007.
20.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 19, 2008.
21.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 23, 2009.
22.	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-155491), as filed with the Commission on February 2, 2009.
23.	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.
24.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2009.
25.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 as filed with the Commission on August 14, 2009.
26.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 17, 2010.
27.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 12, 2010.
28.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2010.
29.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.
30.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2011.

PRO-PHARMACEUTICALS, INC.

By:	/s/ THEODORE D. ZUCCONI
Name: Theodore D. Zucconi, Ph.D.
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THEODORE D. ZUCCONI Theodore D. Zucconi, Ph.D.	Chief Executive Officer, President and Director	March 15, 2011

/s/ ANTHONY D. SQUEGLIA Anthony D. Squeglia	Chief Financial Officer	March 15, 2011

/s/ JAMES C. CZIRR James C. Czirr	Executive Chairman and Director	March 15, 2011

/s/ ROD D. MARTIN Rod D. Martin	Vice-Chairman and Director	March 15, 2011

/s/ ARTHUR A. GREENBERG Arthur A. Greenberg	Director	March 15, 2011

/s/ S. COLIN NEILL S. Colin Neill	Director	March 15, 2011

/s/ STEVEN PRELACK Steven Prelack	Director	March 15, 2011

/s/ GILBERT F. AMELIO Gilbert F. Amelio	Director	March 15, 2011

/s/ PETER G. TRABER Peter G. Traber, M.D.	Director	March 15, 2011

/s/ JERALD K. ROME Jerald K. Rome	Director	March 15, 2011

Pro-Pharmaceuticals, Inc.

(A Development Stage Company)

1. Reports of Independent Registered Public Accounting Firms	F-1

2. Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

3. Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and for the cumulative period from inception (July 10, 2000) to December 31, 2010	F-4

4.       Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the years ended December 31, 2010 and 2009 and for the cumulative period from inception (July 10, 2000) to December 31, 2010

F-5

5. Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the cumulative period from inception (July 10, 2000) to December 31, 2010	F-14

6. Notes to Consolidated Financial Statements	F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pro-Pharmaceuticals, Inc.

Newton, Massachusetts

We have audited the accompanying consolidated balance sheet of Pro-Pharmaceuticals, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the year then ended, and for the period from inception (July 10, 2000) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from inception (July 10, 2000) to December 31, 2009 were audited by other auditors and our opinion, insofar as it rates to cumulative amounts included for such prior periods, is based solely on the report of other such auditors.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, and for the period from inception (July 10, 2000) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Boston, Massachusetts

March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pro-Pharmaceuticals, Inc.

Newton, Massachusetts

We have audited the accompanying consolidated balance sheet of Pro-Pharmaceuticals, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the year then ended, and for the period from inception (July 10, 2000) to December 31, 2009 (not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended, and for the period from inception (July 10, 2000) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Caturano and Company, P.C.

Boston, Massachusetts

March 12, 2010

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,891	$251
Grant receivable	234	—
Prepaid expenses and other current assets	70	53

Total current assets	6,195	304

Property and equipment, net	7	17
Restricted cash	59	59
Intangible assets, net	39	56

Total assets	$6,300	$436

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$125	$221
Accrued expenses	537	779
Accrued dividends payable	48	52
Deferred revenue	200	—
Warrant liabilities	861	—

Total current liabilities	1,771	1,052

Warrant liabilities	—	1,633
Other long-term liabilities	12	304

Total liabilities	1,783	2,989

Commitments and contingencies (Note 12)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at December 31, 2010 and 2009, redemption value: $1,800,000, liquidation value: $1,800,000 at December 31, 2010	1,664	1,270
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized at December 31, 2010 and 2009, 2,100,000 and 1,330,000 issued and outstanding at December 31, 2010 and 2009, respectively, redemption value: $4,200,000, liquidation value of $4,200,000 at December 31, 2010	2,474	644
Series C super dividend convertible preferred stock; 1,000 shares authorized, 212 issued and outstanding at December 31, 2010, redemption value: $4,240,000, liquidation value: $2,120,000 at December 31, 2010	2,073	—
Stockholders’ deficit:
Undesignated stock, $0.01 par value; 20,000,0000 shares authorized at December 31, 2010 and 2009, 8,001,000 and 8,000,000 designated at December 31, 2010 and 2009, respectively
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,592,500 and 1,642,500 issued and outstanding at December 31, 2010 and 2009, respectively	644	664
Common stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2010 and 2009, 63,909,155 and 51,742,090 issued and outstanding at December 31, 2010 and 2009, respectively	64	52
Additional paid-in capital	54,022	42,532
Deficit accumulated during the development stage	(56,424)	(47,715)

Total stockholders’ deficit	(1,694)	(4,467)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$6,300	$436

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Cumulative from inception (July 10, 2000) to December 31,
	2010	2009	2010
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$1,066	$1,110	$19,531
General and administrative	3,817	4,983	34,807

Total operating expenses	4,883	6,093	54,338

Total operating loss	(4,883)	(6,093)	(54,338)

Other income (expense):
Interest income	6	3	776
Interest expense	—	—	(4,451)
Change in fair value of convertible debt instrument	—	—	(3,426)
Change in fair value of warrant liabilities	(1,241)	(1,374)	9,546
Other income	489	2	491

Total other income (expense)	(746)	(1,369)	2,936

Net loss	$(5,629)	$(7,462)	$(51,402)

Preferred stock dividends	(902)	(550)	(1,691)
Preferred stock accretion	(2,178)	(1,407)	(3,585)

Net loss applicable to common stockholders	$(8,709)	$(9,419)	$(56,678)

Basic and diluted net loss per share	$(0.15)	$(0.20)
Shares used in computing basic and diluted net loss per share	56,301	48,274

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Cumulative Period From Inception (July 10, 2000) to December 31, 2010

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of founders shares July 10, 2000	—	$—	—	$—	—	$—	—	$—	12,354,670	$12	$(3)	$—	$9
Beneficial conversion feature and rights to common stock embedded in convertible note in 2000											222		222
Issuance of common stock and beneficial conversion feature related to convertible note in 2001									660,321	1	1,035		1,036
Issuance of common stock in connection with reverse merger of Pro-Pharmaceuticals-NV in 2001									1,221,890	1	106		107
Conversion of notes payable and accrued interest to common stock in 2001									598,229	1	1,125		1,126
Issuance of warrants to induce conversion of notes payable in 2001											503		503
Issuance of common stock and warrants (net of issuance costs of $17) in 2001									689,300	1	2,220		2,221
Issuance of common stock (net of issuance costs of $49) in 2002									185,999		602		602

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2010

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of common stock related to 2002 private placement (net of issuance costs of $212)									3,223,360	3	2,858		2,861
Conversion of notes payable and accrued interest to common stock									105,877		290		290
Issuance of warrants to purchase common stock in consideration for placement of convertible notes payable in 2002											236		236
Issuance of common stock to investors in 2002 private placement (net of issuance costs of $18)									1,088,000	1	1,069		1,070
Issuance of common stock to consultants for services related to 2002 private placement									12,250		12		12
Receipt of subscription receivable											150		150
Conversion of accrued expenses to common stock and options									201,704		302		302
Issuance of common stock to investors in May, 2003 private placement (net of issuance costs of $128)									2,399,500	3	4,407		4,410
Fair value of common stock warrants issued to placement agents in May, 2003 private placement											261		261

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2010

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of common stock to investors in October, 2003 private placement (net of issuance costs of $559)									1,314,571	1	1,318		1,319
Cashless exercise of employee stock options									16,629		74		74
Issuance of common stock to investors in April, 2004 private placement (net of issuance costs of $466))									1,236,111	1	1,897		1,898
Issuance of common stock to investors in August, 2004 private placement (net of issuance costs of $485)									2,000,000	2	488		490
Common stock issued in 2006 related to convertible debenture conversions									476,202	1	1,744		1,745
Common stock issued in 2006 and 2007 related to convertible debenture redemptions									7,367,831	7	3,941		3,948
Common stock issued in 2007 related to convertible debenture waiver and exchange agreement									5,205,348	5	5,325		5,330
Series A 12% Convertible Preferred Stock issued in a February 4, 2008 private placement (net of cash issuance costs of $52)							1,742,500	704					704

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2010

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Common stock issued in a February 25, 2008 offering (net of cash issuance costs of $369)									7,500,000	8	1,036		1,044
Issuance of common stock in payment of Series A 12% Convertible Preferred Dividend									592,553		592	(640)	(48)
Issuance of Common Stock Warrants											20		20
Reclassification of Warrant Liabilities											3,193		3,193
Deferred compensation relating to issuance of stock options											455		455
Amortization of deferred compensation													—
Stock compensation expense related to fair market revaluation											157		157
Stock based compensation expense											5,624		5,624
Stock compensation related to the issuance of common shares									7,000		27		27
Cumulative effect of adoption of new accounting principle											(458)	254	(204)
Issuance of Series B-1 redeemable convertible preferred stock and warrants, net of issuance costs of $300	900,000	395									1,105		1,105

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2010

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Accretion of Series B-1 redeemable convertible preferred stock to redemption value		1,269										(1,269)	(1,269)
Issuance of Series B-2 redeemable convertible preferred stock and warrants, net of issuance costs of $188			2,100,000	1,174							2,761		2,761
Beneficial conversion feature recognized on issuance of series B-2 redeemable convertible preferred stock				(1,016)							1,016		1,016
Issuance of Series C super dividend convertible preferred stock, net of issuance costs of $47					212	2,073							—
Accretion of Series B-2 redeemable convertible preferred stock to redemption value				1,741								(1,741)	(1,741)
Series B-1 12% redeemable convertible preferred stock dividend									861,808	1	431	(432)	—
Series B-2 12% redeemable convertible preferred stock dividend									1,239,940	1	618	(619)	—
Accretion of beneficial conversion feature for Series B-2				575								(575)	(575)

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2010

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of restricted common stock									2,600,000	3	(3)		—
Issuance of common stock upon exercise of warrants									9,816,062	10	7,079		7,089
Issuance of common stock upon exercise of options									784,000	1	127		128
Conversion of Series A to common stock							(150,000)	(60)	150,000		60		—
Net loss since inception												(51,402)	(51,402)

Balance at December 31, 2010	900,000	$1,664	2,100,000	$2,474	212	$2,073	1,592,500	$644	63,909,155	$64	$54,022	$(56,424)	$(1,694)

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2010 and 2009

(amounts in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Balance at December 31, 2008	—	$—	—	$—	—	$—	1,742,500	$704	48,052,159	$48	$37,329	$(38,550)	$(469)

Cumulative effect of adoption of new accounting principle											(458)	254	(204)
Issuance of Series B-1 redeemable convertible preferred stock and warrants, net of issuance costs of $300	900,000	395									1,105		1,105
Accretion of Series B-1 redeemable convertible preferred stock to redemption value		875										(875)	(875)
Issuance of Series B-2 redeemable convertible preferred stock and warrants, net of issuance costs of $188			1,330,000	740							1,732		1,732
Beneficial conversion feature recognized on issuance of series B-2 redeemable convertible preferred stock				(628)							628		628
Accretion of Series B-2 redeemable convertible preferred stock to redemption value				405								(405)	(405)
Series A 12% convertible preferred stock dividend									209,100		209	(209)	—

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

For the Years Ended December 31, 2010 and 2009

(amounts in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Series B-1 12% redeemable convertible preferred stock dividend									405,236	1	203	(204)	—
Series B-2 12% redeemable convertible preferred stock dividend									275,595		137	(137)	—
Accretion of beneficial conversion feature for Series B-2				127								(127)	(127)
Issuance of restricted common stock									2,500,000	3	(3)		—
Issuance of common stock upon exercise of options									200,000				—
Conversion of Series A to common stock							(100,000)	(40)	100,000		40		—
Stock-based compensation expense											1,610		1,610
Net loss												(7,462)	(7,462)

Balance at December 31, 2009	900,000	$1,270	1,330,000	$644	—	$—	1,642,500	$664	51,742,090	$52	$42,532	$(47,715)	$(4,467)
Issuance of Series B-2 redeemable convertible preferred stock and warrants, net of issuance costs of $77			770,000	434							1,029		1,029
Beneficial conversion feature recognized on issuance of series B-2 redeemable convertible preferred stock				(388)							388		388

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

For the Years Ended December 31, 2010 and 2009

(amounts in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Accretion of Series B redeemable convertible preferred stock		394		1,336								(1,730)	(1,730)
Accretion of beneficial conversion feature for Series B-2				448								(448)	(448)
Issuance of Series C super dividend convertible preferred stock, net of issuance costs of $47					212	2,073							—
Series A 12% convertible preferred stock dividend									196,086		196	(192)	4
Series B-1 12% redeemable convertible preferred stock dividend									456,572		228	(228)	—
Series B-2 12% redeemable convertible preferred stock dividend									964,345	1	481	(482)	—
Issuance of restricted common stock									100,000				—
Conversion of Series A to common stock							(50,000)	(20)	50,000		20		—
Issuance of common stock upon exercise of warrants									9,816,062	10	7,079		7,089
Issuance of common stock upon exercise of options									584,000	1	127		128
Stock-based compensation expense											1,942		1,942
Net loss												(5,629)	(5,629)

Balance at December 31, 2010	900,000	$1,664	2,100,000	$2,474	212	$2,073	1,592,500	$644	63,909,155	$64	$54,022	$(56,424)	$(1,694)

See notes to consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Cumulative Period from Inception (July 10, 2000) to December 31, 2010
	2010	2009
		(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,629)	$(7,462)	$(51,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	37	537
Stock-based compensation expense	1,942	1,610	6,337
Non-cash interest expense	—	—	4,279
Change in fair value of convertible debt instrument	—	—	3,426
Change in fair value of warrant liabilities	1,241	1,374	(9,546)
Write off of intangible assets	15	155	351
Changes in operating assets and liabilities:
Grant receivable	(234)	—	(234)
Prepaid expenses and other current assets	(17)	9	(67)
Accounts payable and accrued expenses	(140)	125	930
Other long-term liabilities	(292)	265	12

Net cash used in operating activities	(3,102)	(3,887)	(45,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(421)
Change in restricted cash	—	—	(59)
Increase in patents costs and other assets	—	—	(404)

Net cash used in investing activities	—	—	(884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	—	28,690
Net proceeds from issuance of Series A 12% convertible preferred stock and related warrants	—	—	1,691
Net proceeds from issuance of Series B-1 12% redeemable convertible preferred stock and related warrants	—	1,548	1,548
Net proceeds from issuance of Series B-2 12% redeemable convertible preferred stock and related warrants	1,463	2,472	3,935
Net proceeds from issuance of Series C super dividend convertible preferred stock	2,073	—	2,073
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	—	(1,641)
Net proceeds from exercise of common stock warrants and options	5,206	—	5,226
Proceeds from (repayments of) shareholder advances	—	(200)	9

Net cash provided by financing activities	8,742	3,820	52,152

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,640	(67)	5,891
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	251	318	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,891	$251	$5,891

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$1,028	$2,837	$5,037
Conversion of accrued expenses into common stock	—	—	303
Cashless exercise of stock options	—	24	98
Conversion and redemptions of convertible notes and accrued interest into common stock	—	—	12,243
Conversion of extension costs related to convertible notes into common stock	—	—	171
Payment of preferred stock dividends in common stock	902	550	1,691
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

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

In September 2008, the Company submitted a clinical and pre-clinical package to the Food and Drug Administration (“FDA”) in support of the Company’s DAVANAT® NDA. The FDA reported to the Company in its minutes for the December 2008 meeting that the Company will be required to conduct a Phase III trial to demonstrate superiority to the best standard of care for colorectal cancer patients.

On December 17, 2010, Company executives met with officials from the FDA to present its Phase III clinical development program for DAVANAT®. Agreement was reached on the design of pivotal, randomized, controlled, and blinded Phase III clinical trials of DAVANAT® co-administered with standard chemotherapy for second line treatment of patients with metastatic colorectal cancer.

As shown in the consolidated financial statements, the Company incurred cumulative net losses applicable to common stockholders of $56.7 million for the cumulative period from inception (July 10, 2000) through December 31, 2010. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest, dividend payments, and the costs related to fair value accounting for the Company’s convertible debt instruments. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. Through December 31, 2010, the Company had raised a net total of $52.2 million in capital through sale and issuance of common stock, common stock purchase warrants, convertible preferred stock and debt securities in public and private offerings. From inception (July 10, 2000) through December 31, 2010, the Company used cash of $45.4 million in its operations.

At December 31, 2010, the Company had $5,891,000 of unrestricted cash and cash equivalents available to fund future operations. Subsequent to December 31, 2010, the Company issued 3,757,472 shares of common stock for the exercise of common stock warrants and options, resulting in net cash proceeds of $2,209,000 and 13 shares of Series C preferred stock for net cash proceeds of $130,000. Subsequent to year end, the Company also received $235,000 due under a research grant (a Qualifying Therapeutic Discovery Project (“QTDP”) Program). The Company believes that with the cash and cash equivalents on hand at December 31, 2010 and the funds received subsequent to December 31, 2010, there is sufficient cash to fund operations into the second half of 2012. The Company is actively seeking to raise additional capital. If the Company is unsuccessful in raising additional capital or is unsuccessful in bringing its products to market before the end of the second quarter of 2012, the Company may be required to cease operations or seek bankruptcy protection.

On January 9, 2009, the Company was delisted from the NYSE Alternext US (“Exchange”), formerly the American Stock Exchange, due to non-compliance with the Exchange minimum shareholders’ equity requirements. On January 21, 2009, the Company began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol PRWP.OB.

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

Basis of Consolidation.    The consolidated financial statements include the accounts of the Company, Pro-Pharmaceuticals Securities Corp., its wholly-owned subsidiary, which was incorporated in Delaware on December 23, 2003, and Medi-Pharmaceuticals, Inc., its wholly-owned subsidiary, which was incorporated in Nevada on August 17, 2010. Pro-Pharmaceuticals Securities Corp. holds the cash and cash equivalents that are not required to fund current operating needs. Medi-Pharmaceuticals, Inc. was formed for the development of technology in cardiovascular treatments. All intercompany transactions have been eliminated.

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

Prepaid Expenses and Other Current Assets.    Deposits and other assets consist principally of prepaid insurance and prepaid rent on the Company’s leased executive office space.

Property and Equipment.    Property and equipment, including leasehold improvements, are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over the estimated useful lives of the related assets of generally three years for computers and office equipment, five years for furniture and fixtures and the shorter of the useful life or life of the lease for leasehold improvements.

Restricted Cash.    Restricted cash consists of security deposits principally for a real estate lease.

Intangible Assets.    Intangible assets include patent costs, consisting primarily of related legal fees, which are capitalized and amortized over an estimated useful life of five years from issuance. Amortization expense in 2010 and 2009 was $2,000 and $14,000, respectively. Gross intangible assets at December 31, 2010 and 2009 totaled $78,000 and $93,000, respectively, and accumulated amortization at December 31,

2010 and 2009 totaled $39,000 and $37,000, respectively. The Company recorded an impairment charge related to capitalized patent costs of $15,000 and $155,000 in 2010 and 2009, respectively, which is included in general and administrative expense in the consolidated statements of operations, when it was determined that the underlying intellectual property would have no future benefit to the Company.

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

Revenue Recognition.    The Company records revenue provided that there is persuasive evidence that an arrangement exists, the price is fixed and determinable, services were rendered and collectibility is reasonably assured.

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

Fair Value of Financial Instruments.    The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. Additionally, certain common stock warrants are recorded as liabilities at fair value. In September 2006, the Financial Accounting Standards Board (“FASB”) issued rules, which were adopted by the Company in the first quarter of fiscal year 2008, which clarified the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. See Note 9.

Concentration of Credit Risk .    Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and certificates of deposit. The Company maintains cash and cash equivalents and certificates of deposit with well-capitalized financial institutions. At times, those amounts may exceed federally insured limits. The Company has no significant concentrations of credit risk.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update requires new disclosures for transfers in and out of Level 1 and 2 and activity in Level 3. This Update also clarifies existing disclosures for level of disaggregation and requires additional disclosures about inputs and valuation techniques. The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements and is not expected to have a significant impact on the reporting of the Company’s financial condition or results of operations.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) it relates to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010. Although the Company is still evaluating the impact of this standard, management does not expect its adoption to have a material impact on the Company’s financial condition or results of operations.

3.	Agreement with PROCAPS S.A. and Research Grants

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

Once approved for sale by regulators, the Company will receive a transfer payment for each dose of DAVANAT® shipped to PROCAPS, in addition to a royalty above a minimum annual sales threshold. In October 2010, the Company received a payment of $200,000 and shipped DAVANAT® to PROCAPS to be used by PROCAPS to qualify its vial filling process and to replicate the Company’s stability study. The Company retains all intellectual property rights and is the owner of the regulatory approval of DAVANAT®

in the region. PROCAPS has first negotiation rights to other countries in South and Central America and the Caribbean. Should we gain approval in Colombia, PROCAPS may then obtain the marketing authorization in more than 10 countries in Latin America.

The Company recorded the $200,000 payment from PROCAPS as deferred revenue on the consolidated balance sheet as of December 31, 2010 and will recognize the revenue when the remaining deliverables of the collaboration agreement have been completed.

Qualifying Therapeutic Discovery Project

In October 2010, the Company was notified that it was awarded $489,000 total in two federal grants under the Qualifying Therapeutic Discovery Project (“QTDP”) Program for its DAVANAT anti-cancer compound and for its GR/GM-Series of anti-fibrotic, cirrhosis compounds for work performed during 2010 and 2009. The Company recognized this grant in other income in the statement of operations for the year ended December 31, 2010. The Company received $255,000 of the grant in 2010 and the remaining $234,000 was received in 2011 and is included in grants receivable on the consolidated balance sheet at December 31, 2010.

4.	Property and Equipment

Property and equipment consists of the following at December 31:

	2010	2009
	(in thousands)
Leasehold improvements	$15	$15
Computer and office equipment	194	194
Furniture and fixtures	107	107

Total	316	316
Less accumulated depreciation	(309)	(299)

Property and equipment—net	$7	$17

Depreciation expense for the years ended December 31, 2010 and 2009 was $10,000 and $23,000 respectively.

5.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2010	2009
	(in thousands)
Legal and accounting fees	$94	$99
Accrued compensation	87	414
Severance agreement (Note 12)	293	154
Other	63	112

Total	$537	$779

6.	Related Party Transactions

Medi-Pharmaceuticals, Inc.

On October 31, 2008, the Company’s board of directors authorized Medi-Pharmaceuticals, Inc. (“Medi-Pharma”), a wholly-owned subsidiary as of that date, to enter into a joint venture to deploy certain of the Company’s technology. This deployment was accomplished by: (i) a merger of FOD Enterprises, Inc., with and into Medi-Pharma on November 25, 2008, following which Medi-Pharma became the surviving corporation and the Company became the owner of 10% of the outstanding capital stock of Medi-Pharma; and (ii) the Company entering into a license agreement with Medi-Pharma. Under the terms of the agreement Medi-Pharma was required to advance $1.0 million in cash to the Company by May 30, 2009 or the Company would have the ability to terminate the license agreement. On February 12, 2009, the Company terminated the license agreement and entered into a technology transfer and sharing agreement and a consulting agreement with Medi-Pharma. Both agreements were terminated on August 13, 2010. At December 31, 2009, Medi-Pharma had no assets or liabilities and had recorded no income or expense. The carrying value of the Company’s ownership interest of Medi-Pharma at December 31, 2009 was $0. In August 2010, Medi-Pharma was in default of its corporate tax and filing obligations and was shutdown.

On August 17, 2010, the Company registered a wholly owned subsidiary in Nevada, Medi-Pharmaceuticals, Inc., a new corporation separate from Medi-Pharma as previously described above.

Warrants

In June 2010, the Company entered into an agreement with a consultant, who was also a board member, which provided for the grant of warrants for the purchase of 600,000 shares of common stock at an exercise price of $0.71 per share. These warrants were initially valued at $365,000 and the Company recognized an expense of $219,000, related to these warrants during the year ended December 31, 2010. (see Note 8)

7.	Stockholders’ Deficit

At December 31, 2010, the Company had 300,000,000 shares of common stock and 20,000,000 undesignated shares authorized. As of December 31, 2010, 5,000,000 shares have been designated for Series A 12% Convertible Preferred Stock, 900,000 shares have been designated for Series B-1 Convertible Preferred Stock, 2,100,000 shares have been designated for Series B-2 Convertible Preferred Stock,1,000 shares have been designated for Series C Super Dividend Convertible Preferred Stock and 11,999,000 remain undesignated.

The Company has raised capital through a number of debt and equity financing transactions. The following provides a description of the Company’s equity financings and certain warrants issued in connection with such equity financings.

2001 Private Placement

During 2001, the Company sold a total of 689,300 shares of common stock for proceeds of $2,221,000, net of $17,000 of issuance costs through a private placement of securities. In connection with this issuance, the Company issued 339,200 and 350,100 warrants to purchase common stock at $6.50 and $5.00 per share, respectively. The Company valued the warrants at $886,000, based on a fair market value of the Company’s common stock of $2.28 per share. These warrants expired unexercised in 2005.

In August 2001, the Company offered warrants to holders of its outstanding convertible notes as an inducement to convert prior to the maturity of the notes. Holders representing $1,126,000 of the outstanding principal and accrued interest chose to convert at a conversion price of $2.00 per share and received 598,229 common shares and 562,801 warrants. These warrants have an exercise price of $6.50 per share and were immediately exercisable. The Company valued the warrants at $503,000 based on a fair market value of the Company’s common stock of $2.28 per share. The value of the warrants has been recorded as a debt conversion expense. These warrants expired unexercised in 2005.

In 2002, the Company issued 110,000 warrants to the agents in connection with the 2001 offering. The warrants are exercisable immediately at an exercise price of $3.50 per share and have a 10 year life. The Company valued these warrants at $236,000 based on a deemed fair value of the Company’s common stock of $3.50 per share and recorded such value as interest expense in the statement of operations for the year ended December 31, 2002.

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

October 2003 “PIPE” Transaction

On October 2, 2003 the Company closed a private offering, structured as a Private Investment, Public Equity (“PIPE”), exempt from registration under Section 4(2) of the Securities Act of 1933, in which it sold to institutional investors 1,314,571 of the 1,428,571 offered shares of common stock at $3.50 per share for proceeds of $4,041,000, net of issuance costs of $559,000. In connection with this offering, the Company issued 657,293 warrants with an initial exercise price of $5.29 per share to the investors and 65,729 warrants with an initial exercise price of $6.86 per share to its placement agent. The exercise price of the warrants was subject to adjustment pursuant to anti-dilution and other provisions. The investor warrants and placement agent Warrants were valued at $2,531,000 and $191,000, respectively, using the relative fair value, and allocated to additional paid-in-capital. The Company used the Black-Scholes pricing model to value these warrants. The warrants were originally accounted for as freestanding derivative instruments. The investor warrants expired unexercised in 2008 and the placement agent warrants expired unexercised in 2007.

April 2004 “PIPE” Transaction

On April 7, 2004, the Company closed a private equity offering, structured as a “PIPE” in which it sold to certain institutional investors 1,236,111 shares of common stock at $3.60 per share for proceeds of $3,983,000, net of cash issuance costs of $466,000. In connection with this offering, the Company issued 618,056 warrants to investors and 61,806 warrants to a placement agent with an initial exercise price of $5.30 per share. The exercise price of the warrants was subject to adjustment pursuant to anti-dilution and other provisions. The investor warrants and the placement agent warrants were valued at $1,931,000 and $154,000, respectively, using the relative fair value, and allocated to additional paid-in-capital. The Company used the Black-Scholes pricing model to value these warrants. The warrants were originally accounted for as freestanding derivative instruments. The investor warrants expired unexercised in 2009 and the placement agent warrants expired unexercised in 2007.

August 2004 “PIPE” Transaction

On August 12, 2004, the Company closed a private offering, structured as a “PIPE” in which it sold to certain institutional investors 2,000,000 shares of common stock at $3.00 per share for proceeds of $5,515,000, net of cash issuance costs of $485,000. In connection with this offering the Company issued 2,000,000 warrants to the investors and 100,000 warrants to the placement agent with an exercise price of $4.20 per share. The exercise price of the warrants was subject to adjustment solely as a result of stock splits, recapitalizations and similar events. The investor warrants and placement agent warrants were valued at $4,786,000 and $239,000, respectively, and allocated to additional paid-in-capital. The Company used the Black-Scholes pricing model to value these warrants. The warrants were originally accounted for as freestanding derivative instruments. These warrants expired unexercised in 2009.

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

The Company received proceeds of $3,381,000, net of cash transaction costs of $369,000. In addition the Company incurred $56,000 of costs for warrants issued to a placement agent. Proceeds of $1,044,000 were allocated to common stock and $2,281,000 were allocated to investor warrants using the Black-Scholes method with a fair market value of the Company’s common stock of $0.40 and the following assumptions as of February 25, 2008: for the 5 year warrants exercisable at $0.70, a risk-free interest rate of 2.94% and volatility of 95% and for the 4 month warrants exercisable at $0.63, a risk-free interest rate of 2.13% and volatility of 95%. The warrants were determined to have the characteristics of derivative liabilities and were originally accounted for as liabilities prior to the Company increasing the authorized number of shares. Changes in fair value were recognized as either a gain or loss in the consolidated statement of operations. In the second quarter of 2008 the warrants were reclassified to equity. Through May 21, 2008, these warrants were marked to market resulting in a reduction in warrant liabilities in the balance sheet and an offsetting credit to change in fair value of warrant liabilities in the statement of operations in the amount of $356,000. The remaining fair value of $2,160,000 was credited to additional paid-in capital in the balance sheet. On December 26, 2008 the 3,000,000 warrants exercisable at $0.63 expired unexercised. If the Company pays a stock dividend or makes a distribution or combines shares of its common stock, then the number of shares issuable upon exercise of this warrant shall be proportionately adjusted such that the aggregate exercise price of this warrant remains unchanged. On July 2, 2008, the Company issued 300,000 warrants to Cork Investments in exchange for $20,000. The warrants are exercisable for common stock at $1.00 per share for a period of three years. The $20,000 was credited to additional paid in capital.

Series A 12% Convertible Preferred Stock – February 4, 2008 Private Placement

On February 4, 2008, the Company closed a private placement begun in October 2007 of its Series A 12% Convertible Preferred Stock (“Series A”) and related warrants. In this transaction, the Company sold units of securities at $1.00 per unit, each unit comprised of (i) one share of Series A Preferred, (ii) a warrant to purchase one share of common stock for $1.50, and (iii) a warrant to purchase one share of common stock for $2.00. Each share of the Series A is entitled to dividends at the rate of 12% per annum payable at the Company’s option in cash or shares of common stock valued at the higher of $1.00 per share or 100% of the value weighted average price of the Company’s share price for the 20 consecutive trading days prior to the applicable dividend payment date. Dividends are payable semi-annually on March 30 and September 30. The dividend paid on the initial dividend payment date is calculated from the date the Company deposited each subscription advance. During 2010 and 2009, the Company recorded dividends of $192,000 and $209,000, respectively, and issued 196,086 and 209,100 shares of common stock, respectively, for dividend payments.

The shares of Series A are entitled to vote as a class with the Company’s common stock and each share of Series A is convertible at any time to one share of common stock, subject to adjustment in the event of a stock dividend, stock split or combination, reclassification or similar event. The Company has the right to require conversion if the closing price of the common stock exceeds $3.00 for 15 consecutive trading days and a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series A is then in effect. Each warrant is exercisable solely for cash beginning August 3, 2008 and expires on February 4, 2012. The exercise price of each warrant is adjustable in the event of a stock split or stock combination, capital reorganization, merger or similar event.

As of December 31, 2007, the Company had received subscription advances of $1,667,500 for Series A. In 2008, the Company received additional subscription advances of $75,000 resulting in total gross proceeds of $1,742,500. On February 4, 2008 the Company closed the private placement. The Company incurred

$52,000 of cash transaction costs resulting in net cash proceeds of $1,691,000. In addition, the Company incurred $3,000 of costs for 8,400 warrants exercisable at $1.50 issued to placement agents. Proceeds of $984,000 were allocated to investor warrants using the Black-Scholes method with the following assumptions as of February 4, 2008: risk free interest rate 2.51%, volatility 95%, fair market value of the company’s common stock on February 4, 2008, and the share price on the closing date of the transaction of $0.59. The warrants were originally accounted for as freestanding derivative instruments in the consolidated balance sheet formerly under the caption “Warrant Liabilities”. These warrants were originally classified as a liability because the February 2006 warrants contain an anti-dilution provision in the event of a subsequent dilutive issuance and the potential number of shares issuable exceeded the Company’s authorized shares. Changes in fair value were recognized as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities”. In the second quarter of 2008, the warrants were reclassified to equity as a result of an amendment to the Company’s articles of incorporation approved at the May 21, 2008 annual meeting of shareholders increasing the Company’s authorized common. Through May 21, 2008, these warrants were marked to market resulting in a reduction in warrant liabilities in the balance sheet and an offsetting credit to change in fair value of warrant liabilities in the statement of operations in the amount of $100,000. The remaining fair value of $502,000 was credited to additional paid-in capital in the balance sheet.

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

Through a series of closings from February 2009 through May 2010, the Company issued and sold, pursuant to the 10X Agreement, a total of (i) 900,000 shares of Series B-1 convertible preferred stock (“Series B-1 redeemable convertible preferred stock” or “Series B-1”) and related common stock warrants for 10,800,000 shares of common stock and (ii) 2,100,000 shares of Series B-2 convertible preferred stock (“Series B-2 redeemable convertible preferred stock” or “Series B-2”) and related warrants for 25,200,000 shares of common stock. During 2010, the Company received total net cash proceeds of $1,463,000 from the issuance of 770,000 shares of Series B-2 and related warrants. During 2009, the Company received total net cash proceeds of $1,548,000 from the issuance of 900,000 shares of Series B-1 and related warrants and $2,472,000 from the issuance of 1,330,000 shares of Series B-2 and related warrants.

The Series B closings were as follows:

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

Conversion Rights.    Each share of Series B is convertible into four shares of common stock at the conversion price of $0.50 per share at the option of (i) the holder, at any time and (ii) the Company, at any time after February 12, 2010 (and upon 10 days notice) if the common stock is quoted at or above $1.50 for 15 consecutive trading days and an effective registration statement regarding the underlying shares of common stock is in effect (subject to certain monthly volume limits).

Redemption Rights.    Upon notice of not less than 30 trading days, a holder of Series B may require the Company to redeem, in whole or in part at any time on or after the earlier of (a) February 12, 2019 or (b) the date of issuance of a promissory note to David Platt in connection with the achievement of certain milestones under his separation agreement (as amended on January 21, 2011, see Notes 12 and 14 for further details). The redemption price will be equal to the sum of the stated value of the Series B, plus all accrued but unpaid dividends thereon, as of the redemption date. If the Company fails to pay the redemption price in cash on the redemption date, then the holders of the Series B requesting redemption may, at their sole option, automatically convert their shares of Series B into a promissory note bearing interest at the rate of 15% per year and secured by a lien on all of the Company’s assets. So long as any shares of the Series B remain outstanding, the Company is also subject to restrictions limiting, among other things, amendments to the Company’s organizational documents; the purchase or redemption of the Company’s capital stock; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other restricted payments; investments and acquisitions; joint ventures, licensing agreements, exclusive marketing and other distribution agreements; issuances of securities; incurrence of indebtedness; incurrence of liens and other encumbrances and issuances of any common stock equivalents.

Voting Rights.    Except as noted below, the holder of each share of Series B shall be entitled to the number of votes equal to the number of shares of Common Stock into which such share of Series B would be convertible, and shall otherwise have voting rights and powers equal to the voting rights and powers of the Common Stock. With respect to the election of directors, the holders of the Series B shall vote together as a separate class to elect two (2) members of the Board of Directors (the “Series B Directors”), and the Company shall take all reasonably necessary or desirable actions within its control (including, without limitation, calling special meetings of the Board of Directors, nominating such persons designated by the holders of the Series B as directors on the applicable proxy statements and recommending their election) to permit the holders of the Series B to appoint two additional (2) members of the Board of Directors (the “Series B Nominees”), who shall be subject to election by all shares of voting stock of the Company voting together as a single group, until such time as all authorized shares of Series B have has been issued and sold, after which the number of Series B Nominees shall be three (3), and shall remain three (3) until there are no longer any shares of Series B outstanding. The holders of Series B shall vote together with the holders of Common Stock and other voting capital stock of the Company to elect all other members of the Board of Directors.

Other Restrictions.    So long as any shares of the Series B remain outstanding, the Company may not, without the approval of the holders of a majority of the shares of Series B outstanding, among other things, (i) change the size of the Company’s Board of Directors; (ii) amend or repeal the Company’s Articles of Incorporation or Bylaws or file any articles of amendment designating the preferences, limitations and relative rights of any series of preferred stock; (iii) create or increase the authorized amount of any additional class or series of shares of stock that is equal to or senior to Series B; (iv) increase or decrease the authorized number of shares of the Series B; (v) purchase, redeem or otherwise acquire for value any shares of any class of capital stock; (vi) merge or consolidate the Company into or with any other corporation or sell, assign, lease, pledge, encumber or otherwise dispose of all or substantially all of the Company’s assets or those of any subsidiary; (vii) voluntarily or involuntarily liquidate, dissolve or wind up the Company or the Company’s business; (viii) pay or declare dividends on any capital stock other than the Preferred Stock, unless the Series B share ratably in such dividend and all accrued dividends payable with respect to the Series B have been paid prior to the payment or declaration of such dividend; (ix) acquire an equitable interest in, or the assets or business of any other entity in any form of transaction; (x) create or commit us to enter into a joint venture, licensing agreement or exclusive marketing or other distribution agreement with respect to the Company’s products, other than in the ordinary course of business; (xi) permit the Company or any subsidiary to sell or issue any security of such subsidiary to any person or entity other than the Company; (xii) enter into, create, incur, assume or guarantee any indebtedness for borrowed money of any kind (other than indebtedness existing on the initial closing date and approved by Series B shareholders); (xiii) enter into, create, incur or assume any liens of any kind (other than certain permitted liens); (xiv) issue any common stock equivalents; (xv) increase the number of shares of the Company’s common stock that may be issued pursuant to options, warrants or rights to employees, directors, officers, consultants or advisors above 1,500,000.

Warrants.    Each Class A-1 warrant, Class A-2 warrant and Class B warrant is exercisable at $0.50 per share of common stock at any time on or after the date of issuance until the fifth anniversary of the respective issue date. The Company may, upon 30 days notice and so long as an effective registration statement regarding the underlying shares of common stock is in effect, issue a termination notice with respect to (i) each Class A-1 warrant on any trading day on which the market value of the common stock for each of the 15 previous trading days exceeded $1.25 per share and (ii) each Class A-2 warrant on any trading day on which the market value of the common stock for each of the 15 previous trading days exceeded $1.75 per share.

The fair value of the warrants issued in connection with the Series B-1 was $1,296,000 at the date of issuance based on the following assumptions: an expected life of 5 years, volatility of 118%, risk free interest rate of 1.79% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-1 and the related warrants, resulting in $1,105,000 of the proceeds being allocated to additional paid-in capital. The Company analyzed the Series B-1, post-allocation of the gross proceeds, and determined that there was no beneficial conversion feature at the date of issuance. The issuance costs of the Series B-1 and the amounts allocated to warrants were recorded as a reduction to the carrying value of the Series B-1 when issued, and are accreted to the redemption value of the Series B-1 through the earliest redemption date. Due to the redemption feature, the Company has presented the Series B-1 outside of permanent equity, in the mezzanine of the consolidated balance sheet at December 31, 2010 and 2009.

The fair value of the warrants issued during the year ended December 31, 2010 in connection with the Series B-2 was $4,148,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 126% to 129%, risk free interest rates of 2.27% to 2.43% and zero dividends. The fair value of the warrants issued during the year ended December 31, 2009 in connection with the Series B-2 was $5,333,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 124% to 127%, risk free interest rates of 1.98% to 2.70% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-2 and the related warrants, resulting in $1,028,000 and $1,732,000 of the proceeds being allocated to additional paid-in capital for the years ended December 31, 2010 and 2009, respectively. The issuance costs of the Series B-2 and the amounts allocated to warrants were recorded as a reduction to the carrying value of the Series B-2 when issued, and are accreted to the redemption value of the Series B-2 through the earliest redemption dates. Due to the redemption feature, the Company has presented the Series B-2 outside of permanent equity, in the mezzanine of the consolidated balance sheet at December 31, 2010 and 2009.

The Company analyzed the Series B-2, post-allocation of the gross proceeds, and determined that there was a beneficial conversion feature at the dates of issuance. Because the closing price of the common stock on the closing date was greater than the effective conversion price, $388,000 and $628,000 of the proceeds (limited to the allocation of the proceeds) during the years ended December 31, 2010 and 2009, respectively, were allocated to an embedded beneficial conversion feature of the Series B-2. The amount allocated to the beneficial conversion feature was recorded as a discount to the Series B-2 is being accreted, with such accretion being charged through the earliest redemption dates.

Series C 6% Super Dividend Convertible Preferred Stock

On December 29, 2010, the Company designated and authorized the sale and issuance of up to 1,000 shares of Series C Super Dividend Convertible Preferred Stock (“Series C”) with a par value of $0.01 and a stated value equal to $10,000 (the “Stated Value”).

On December 30, 2010, the Company sold and issued 212 shares of Series C at a price of $10,000 per share for gross proceeds of $2,120,000. The Company incurred $47,000 of cash transaction costs resulting in net cash proceeds of $2,073,000. In addition, the Company issued 3,000 warrants exercisable at $1.20 to a placement agent which had a de minimis value.

The terms of the Series C are as follows:

Conversion Rights.    Each holder of Series C may convert all, but not less than all, of his Series C shares plus accrued and unpaid dividends into Common Stock at the price of $1.00 per share of Common Stock (“Conversion Price”), such that 10,000 shares of Common Stock will be issued per each converted share of Series C (accrued and unpaid dividends will be issued as additional shares).

Subject to the continuing obligation to pay post conversion dividends, the Company may convert all, but not less than all, of the Series C (plus all accrued and unpaid dividends) into Common Stock, at the Conversion Price, upon such time that the closing price of the Common Stock is no less than $3.00 per share for 15 consecutive trading days.

Dividends.    Holders of Series C shall be entitled to receive cumulative non-compounding dividends at the rate per share of Series C equal to the greater of (i) 6% per annum of the Stated Value (also defined as the “Floor”) or (ii) the product of (A) the Applicable Percentage (defined below) of net sales of the Company’s DAVANAT® product generated during the applicable dividend period multiplied by (B), the fraction of (I) one (1) divided by (II) the sum of the total number of shares of Series C issued and outstanding on the dividend payment date plus the total number of Series C Post Conversion Dividend Rights issued and outstanding on the dividend payment date. Applicable Percentage means, as to each share of Series C, 2.5% (0.53% based on 212 shares issued and outstanding at December 31, 2010) until total dividends are equal to the total investment in the shares of the Series C, and 1.25% (0.265% based on 212 shares issued and outstanding at December 31, 2010) thereafter. The maximum amount each Series C shareholder will receive in dividend payments is equal to $100,000 (the “Maximum Payout”). For purposes of this dividend calculation, net sales shall mean gross revenues actually received by the Company, from the sale or licensing of the product DANAVAT®, less chargebacks, returns, expenses attributable to product recalls, duties, customs, sales tax, freight, insurance, shipping expenses, allowances and other customary deductions.

The dividend shall be payable in arrears semi annually on March 31 and September 30, beginning with the first such date after the original issue date; provided, however, that all dividends and all other distributions shall cease, and no further dividends or other distributions shall be paid, in respect of each share of Series C from and after such time that the Maximum Payout has been paid in respect of such share of Series C. Such dividends shall be payable at the Company’s option either in cash or in duly authorized, fully paid and non-assessable shares of Common Stock valued at the higher of (i) $0.50 per share or (ii) the average of the Common Stock trading price for the ten (10) consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.

Series C Post Conversion Dividend Right.    In the event that any share of Series C is converted into Common Stock before the Maximum Payout is paid in respect of such converted share of Series C, then the holder shall have the right to continue to receive dividends in respect of such converted share of Series C equal to the remaining payout (the “Series C Preferred Stock Post Conversion Dividend Right”) which shall be equal to the Maximum Payout less the cumulative dividends received through the conversion date. One share of Series C Preferred Stock Post Conversion Dividend Right shall be issued for each such converted share of Series C. The holder of each Series C Preferred Stock Post Conversion Dividend Right shall receive the remaining payout on an equal basis and in conjunction with the then outstanding shares of Series C and all the other then outstanding Series C Post Conversion Dividend Rights, in the same manner and subject to the same terms and conditions as applicable to the payment of dividends on each share of Series C, except that for purposes of calculating the dividend the Floor shall not apply. The Series C Preferred Stock Post Conversion Dividend Right shall have no stated value, liquidation preference or right to any dividends or distributions other than the remaining payout. The Series C Preferred Stock Post Conversion Right is subject to redemption in the same manner as outstanding Series C shares.

At the date of issuance, the Series C have an embedded dividend right to continue to receive dividend payments after conversion to common stock (the Series C Post Conversion Dividend Right) which requires bifurcation. The value of this post conversion dividend right on the date of issuance was determined to be de minimis due to the payment of a dividend stream other than the 6% dividend and conversion of Series C prior to the Company achieving sales of DANAVAT® was deemed improbable at that time. Upon a conversion of the Series C, the Company will be required to record a liability and the related expense during the period of conversion. The Company will continue to evaluate and assess the Series C Post Conversion Dividend Right for each reporting period.

Liquidation Rights.    In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Series C will receive $10,000 per share plus accrued and unpaid dividends, payable prior and in preference to any distributions to the holders of Common Stock but after and subordinate to the Series A, Series B-1 and Series B-2, subject to the Maximum Payout.

Redemption.    Upon a sale of the Company, the Company shall redeem all of the then outstanding shares of Series C and Series C Preferred Stock Post Conversion Rights within thirty (30) days after the transaction constituting the sale of the Corporation is closed and such closing is fully funded. The price to redeem a share of Series C and each redeemed Series C Preferred Stock Post Conversion Redemption Right shall be equal to (i) (A) the applicable return on investment (“ROI”) percentage, multiplied by (B) $10,000, minus (ii) the cumulative dividends received through the redemption date. The Redemption Price shall be payable at our option either in cash or in shares of common stock valued at the higher of (i) $0.50 per share or (ii) the average market price for the ten consecutive trading days ending immediately prior to the date of redemption. The ROI Percentage shall mean the percentage that applies as of the redemption date, as follows:

ROI Percentage

200%	before the second anniversary of the date of issuance;
250%	on or after the second anniversary of the date of issuance, but before the third anniversary of the date of issuance;
300%	on or after the third anniversary of the date of issuance, but before the fourth anniversary of the date of issuance;
350%	on or after the fourth anniversary of the date of issuance, but before the fifth anniversary of the date of issuance;
400%	on or after the fifth anniversary of the date of issuance, but before the sixth anniversary of the date of issuance;
450%	on or after the sixth anniversary of the date of issuance, but before the seventh anniversary of the date of issuance;
500%	on or after the seventh anniversary of the date of issuance, but before the eighth anniversary of the date of issuance; and
550%	on or after the eighth anniversary of the date of issuance, but before the ninth anniversary of the date of issuance.

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheet at December 31, 2010.

Voting Rights.    The Series C shares have no voting rights.

8.	Warrants and Warrant Liabilities

Warrants

Warrant activity is summarized as follows:

Outstanding at January 1, 2009	25,350,312
Issued	27,755,000
Cancelled	(2,718,056)

Outstanding at December 31, 2009	50,387,256

Issued	11,075,000
Cancelled	(131,000)
Exercised	(9,816,062)

Outstanding at December 31, 2010	51,515,194

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2010.

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
February 2006 Transaction
Investor Warrants (classified as Warrant Liabilities) (1)	2,017,544	$0.50	August 15, 2006	August 14, 2011
2001 Placement Agents	110,000	$3.50	February 1, 2002	February 1, 2012
February 4, 2008 Series A Transaction
$1.50 Investor Warrants	1,742,500	$1.50	August 3, 2008	February 4, 2012
$2.00 Investor Warrants	1,742,500	$2.00	August 3, 2008	February 4, 2012
$1.50 Placement Agent Warrants	8,400	$1.50	August 3, 2008	February 4, 2012
February 25, 2008 Common Stock Transaction
$0.70 Investor Warrants	6,650,000	$0.70	August 25, 2008	August 25, 2013
$0.70 Placement Agent Warrants	206,250	$0.70	August 25, 2008	August 25, 2013
Investor Relations Group	39,000	$0.50	September 30, 2008	September 30, 2011
Cork Investments	300,000	$1.00	July 2, 2008	July 2, 2011
February 12, 2009 Series B-1 Transaction
$0.50 Investor Warrants—Class A-1	1,800,000	$0.50	February 12, 2009	February 12, 2014
$0.50 Investor Warrants—Class A-2	1,800,000	$0.50	February 12, 2009	February 12, 2014
$0.50 Investor Warrants—Class B	7,200,000	$0.50	February 12, 2009	February 12, 2014
May 13, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-1	900,000	$0.50	May 13, 2009	May 13, 2014
$0.50 Investor Warrants—Class A-2	900,000	$0.50	May 13, 2009	May 13, 2014
$0.50 Investor Warrants—Class B	3,600,000	$0.50	May 13, 2009	May 13, 2014
June 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-1	500,000	$0.50	June 30, 2009	June 30, 2014
$0.50 Investor Warrants—Class A-2	500,000	$0.50	June 30, 2009	June 30, 2014
$0.50 Investor Warrants—Class B	2,000,000	$0.50	June 30, 2009	June 30, 2014
April 15, 2009 Consultant Warrants	330,000	$0.50	April 15, 2009	April 15, 2013
May 1, 2009 Consultant Warrants	444,000	$0.50	May 1, 2009	May 1, 2014
June 30, 2009 Consultant Warrants	240,000	$0.50	June 30, 2009	June 30, 2014
July 26, 2009 Consultant Warrants	100,000	$0.50	July 26, 2009	July 26, 2014
August 12, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-1	300,000	$0.50	August 12, 2009	August 12, 2014
$0.50 Investor Warrants—Class A-2	300,000	$0.50	August 12, 2009	August 12, 2014
$0.50 Investor Warrants—Class B	1,200,000	$0.50	August 12, 2009	August 12, 2014
September 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-1	325,000	$0.50	September 30, 2009	September 30, 2014
$0.50 Investor Warrants—Class A-2	325,000	$0.50	September 30, 2009	September 30, 2014
$0.50 Investor Warrants—Class B	1,300,000	$0.50	September 30, 2009	September 30, 2014
November 4, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-1	310,000	$0.50	November 4, 2009	November 4, 2014
$0.50 Investor Warrants—Class A-2	310,000	$0.50	November 4, 2009	November 4, 2014
$0.50 Investor Warrants—Class B	1,240,000	$0.50	November 4, 2009	November 4, 2014
December 8, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-1	325,000	$0.50	December 8, 2009	December 8, 2014
$0.50 Investor Warrants—Class A-2	325,000	$0.50	December 8, 2009	December 8, 2014
$0.50 Investor Warrants—Class B	1,300,000	$0.50	December 8, 2009	December 8, 2014
January 29, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class A-1	325,000	$0.50	January 29, 2010	January 29, 2015
$0.50 Investor Warrants—Class A-2	325,000	$0.50	January 29, 2010	January 29, 2015
$0.50 Investor Warrants—Class B	1,300,000	$0.50	January 29, 2010	January 29, 2015
March 8, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class A-1	335,000	$0.50	March 8, 2010	March 8, 2015
$0.50 Investor Warrants—Class A-2	335,000	$0.50	March 8, 2010	March 8, 2015
$0.50 Investor Warrants—Class B	1,340,000	$0.50	March 8, 2010	March 8, 2015
April 30, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class A-1	310,000	$0.50	April 30, 2010	April 30, 2015
$0.50 Investor Warrants—Class A-2	310,000	$0.50	April 30, 2010	April 30, 2015
$0.50 Investor Warrants—Class B	1,240,000	$0.50	April 30, 2010	April 30, 2015

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
May 10, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class A-1	570,000	$0.50	May 10, 2010	May 10, 2015
$0.50 Investor Warrants—Class A-2	570,000	$0.50	May 10, 2010	May 10, 2015
$0.50 Investor Warrants—Class B	2,280,000	$0.50	May 10, 2010	May 10, 2015
May 25, 2010 Consultant Warrants	710,000	$0.75	May 25, 2010	May 25, 2014
May 25, 2010 Consultant Warrants	72,000	$2.50	May 25, 2010	May 25, 2014
June 15, 2010 Consultant Warrants	600,000	$0.71	June 15, 2010	June 15, 2015
December 9, 2010 Consultant Warrants	200,000	$0.65	December 9, 2010	December 9, 2015
December 30, 2010 Placement Agent Warrants	3,000	$1.20	December 30, 2010	December 30, 2015

Total outstanding warrants	51,515,194

(1)	The exercise price of the warrants has been adjusted from $3.35 per share to $0.50 per share and an additional 2,548,430 shares of the Company’s common stock are issuable upon exercise of the warrants due to subsequent issuance of equity related instruments. The warrants were classified as equity at December 31, 2008 but have been reclassified as warrant liabilities as a result of the adoption of new accounting provisions on January 1, 2009 that require warrants with certain features to be accounted for as a liability. See Note 9.

Consultant Warrants

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

In April 2009, the Company entered into agreements with consultants that provided for the grant of warrants for the purchase of 330,000 shares of common stock at an exercise price of $0.50 per share. Of the 330,000 warrants, 80,000 vested immediately and 250,000 will vest upon the achievement of certain milestones. The initial 80,000 warrants were valued at $32,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 134%, risk free interest rate of 1.76% and zero dividends and the expense recognized upon issuance. During the year ended December 31, 2010, 50,000 warrants vested (valued at $16,000 on the vesting date using the following assumptions: expected life of 3.06 years, volatility of 140%, risk free interest rates of 1.69% and zero dividends). When it became probable that the remaining 200,000 warrants would vest, the Company valued the warrants at $124,000 as of December 31, 2010 using the following assumptions: expected life of 2.29 years, volatility of 141%, risk free interest rates of 0.61% and zero dividends. The Company recognized expense related to the 200,000 warrants of $111,000 for the year ended December 31, 2010.

In May 2009, the Company entered into agreements with consultants that provided for the grant of warrants to purchase 575,000 shares of common stock at an exercise price of $0.50 per share. The warrants were valued at $232,000 on issuance based on the following assumptions: an expected life of 5 years, volatility of 124%, risk free interest rate of 2.16% and zero dividends. The Company recognized expense related to these warrants of $53,000 and $122,000 during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, 444,000 of these warrants were vested and 131,000 shares were forfeited. The agreements also provide for the issuance of additional warrants to purchase up to 150,000 shares of common stock based on the achievement of certain milestones. The Company will value and account for these potential warrants when it is determined that it is probable the milestones will be achieved.

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

In May 2010, the Company granted warrants to consultants for the purchase of 210,000 shares of common stock at an exercise price of $0.75 per share. The warrants were valued at $134,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 143%, risk free interest rate of 1.610% and zero dividends. The warrants vested immediately and the company recognized an expense of $134,000 related to these warrants during the year ended December 31, 2010.

In May 2010, the Company entered into an agreement with a consultant that provided for the grant of warrants for the purchase of 72,000 shares of common stock at an exercise price of $2.50 per share. The warrants were initially valued at $40,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 143%, risk free interest rate of 1.610% and zero dividends. The warrants vest at a rate of 3,000 per month and the unvested warrants will be revalued as they vest. The following assumptions were used to value the warrants for the year ended December 31, 2010: an expected life of 3.40 to 3.99 years, volatility of 130% to 144%, risk free interest rate of 0.51% to 1.68% and zero dividends. At December 31, 2010, 30,000 warrants were vested. The company recognized an expense of $15,000 related to these warrants during the year ended December 31, 2010.

In May 2010, the Company entered into an agreement with a consultant that provided for the grant of warrants for the purchase of 500,000 shares of common stock at an exercise price of $0.75 per share. The warrants were initially valued at $320,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 143%, risk free interest rate of 1.610% and zero dividends. The warrants vest based on the achievement of certain fundraising milestones. At December 31, 2010, all 500,000 warrants were unvested. The Company will revalue and recognize the expense related to these warrants as they vest. The Company did not recognize any expense related to these warrants during the year ended December 31, 2010, since the Company determined that it was not yet probable that the milestones will be achieved.

In June 2010, the Company entered into an agreement with a consultant, who is also a board member, which provided for the grant of warrants for the purchase of 600,000 shares of common stock at an exercise price of $0.71 per share. These warrants were initially valued at $365,000 based on the following assumptions: an expected life of 5 years, volatility of 129%, risk free interest rate of 1.8% and zero dividends. Of the 600,000 warrants, 150,000 vested immediately on signing of the agreement, 150,000 vest at the end of one year and the remaining 300,000 warrants vest based on the achievement of certain milestones. The unvested warrants will be revalued as they vest. The following assumptions were used to value the unvested warrants on December 31, 2010: an expected life of 4.46 years, volatility of 137%, risk free interest rate of 1.52% and zero dividends. The Company recognized an expense of $219,000, related to these warrants during the year ended December 31, 2010.

In December 2010, the Company granted warrants to a consultant for the purchase of 200,000 shares of common stock at an exercise price of $0.65 per share. The warrants were valued at $112,000 on issuance based on the following assumptions: an expected life of 5 years, volatility of 130%, risk free interest rate of 1.9% and zero dividends. The warrants vested immediately and the company recognized an expense of $34,000 and $78,000 (included in accrued expenses on the consolidated balance sheet at December 31, 2009) related to these warrants during the years ended December 31, 2010 and 2009, respectively.

In December 2010, the Company issued warrants to a placement agent for the purchase of 3,000 shares of common stock at an exercise price of $1.20 per share. These warrants were valued at $2,000 using the following assumptions: an expected life of 5 years, volatility of 130%, risk free interest rate of 2.06% and zero dividends.

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

During the years ended December 31, 2010 and 2009, the Company recognized a loss of $1,241,000 and $1,374,000, respectively in its condensed consolidated statements of operations related to the change in fair value of warrant liabilities.

9.	Fair Value of Financial Instruments

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. A majority of the Company’s financial liabilities have been classified as Level 2. These Level 2 liabilities consist of warrant liabilities and have been valued using the Black-Scholes pricing model. The fair values of our money markets (cash equivalents), are readily determinable and have therefore been classified as Level 1 assets. The Company assesses the levels of its financial instruments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. The Company considered using methods of valuation other than Black-Scholes for the year ended December 31, 2010, but due to the short term nature of these instruments, which expire in August 2011, the Company determined that using a different valuation method would not likely result in a materially different valuation. Key assumptions used to apply these models are as follows:

	December 31,
	2010	2009
Risk free interest rate	0.19%	1.14%
Expected life	0.62 years	1.62 years
Expected volatility of common share price	70%	156%
Common share price	$0.90	$0.28

Below is a summary of our fair value measurements at December 31, 2010 and 2009:

	Value at year end	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Year ended December 31, 2010:
Warrant liabilities	$861	$—	$861	$—
Year ended December 31, 2009:
Warrant liabilities	$1,633	$—	$1,633	$—

There were no transfers between level 1, 2 or 3 during the years ended December 31, 2010 and 2009.

A summary of changes in the Warrant Liabilities is as follows:

Fair Value of Warrant Liabilities
(in thousands)
Balance January 1, 2009	$55

Cumulative effect of change in accounting policy	204
Change in fair value of warrant liabilities	1,374

Balance December 31, 2009	$1,633

Change in fair value of warrant liabilities	1,241
Intrinsic value of liability warrants exercised	(2,013)

Balance December 31, 2010	$861

The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

10.	Stock-Based Compensation

Summary of Stock-Based Compensation Plans

At December 31, 2010, the Company had three stock-based compensation plans where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs (the “Plans”) as follows:

2001 Stock Incentive Plan.    In October 2001, the Company’s Board of Directors adopted the Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the “Incentive Plan”), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has 5,000,000 shares of common stock for issuance upon exercise of grants made under the Incentive Plan. Options granted under the Incentive Plan vest either immediately or over a period of up to three years, and expire 3 years to 10 years from the grant date. At December 31, 2010, 125,000 shares were available for future grant under the Incentive Plan.

2003 Non-Employee Director Stock Option Plan.    In 2003, the stockholders approved the Pro-Pharmaceuticals, Inc. 2003 Non-Employee Director Stock Option Plan (the “Director Plan”), which permits awards of stock options to non-employee directors. The stockholders reserved 1,000,000 shares of common stock for issuance upon exercise of grants made under the Director Plan. At December 31, 2010, 801,000 shares were available for future grant under the Director Plan.

2009 Incentive Compensation Plan.    In February 2009, the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”) which provides for the issuance of up to 10,000,000 shares of the

Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2010, 360,000 shares were available for future grant under the 2009 Plan.

In addition, the Company has awarded 464,604 non-plan stock option grants to non-employees. These non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plan. At December 31, 2010, 364,250 non-plan grants were outstanding.

Stock-based compensation expense, including restricted stock, totaled $1,281,000 and $1,610,000 in 2010 and 2009, respectively. The Company expenses the value of stock options as earned. The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2010	2009	Cumulative Period from Inception (July 10, 2000) to December 31, 2010
Risk-free interest rate	2.38%	2.0%	2.44%
Expected life of the options	5 years	5 years	5 years
Expected volatility of the underlying stock	126%	122%	112%
Expected dividend rate	0%	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 7 years, with 5 years representing the estimated life of options granted. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. At December 31, 2010, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.

The following table summarizes the stock option activity in the stock based compensation plans:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2009	4,706,500	$0.38 – 4.48	$2.32
Granted	6,221,500	0.00 – 0.48	0.32
Forfeited/Cancelled	(467,750)	0.20 – 3.75	0.79
Exercised	(200,000)	0.00	0.00

Outstanding, December 31, 2009	10,260,250	$0.12 – 4.05	$1.20
Granted	2,180,000	0.30	0.30
Forfeited/Cancelled	(62,000)	2.61 – 2.70	2.69
Exercised	(584,000)	0.12 – 0.44	0.22

Outstanding, December 31, 2010	11,794,250	$0.12 – 4.05	$1.07

The following tables summarize information about stock options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.12 – $0.30	4,700,500	3.60	$0.25	4,509,747	$0.25
$0.38 – $0.70	4,067,000	4.04	0.48	2,917,000	0.48
$1.01 – $2.92	793,500	2.01	1.37	793,500	1.37
$3.00 – $4.05	2,233,250	1.90	3.77	2,233,250	3.77

	11,794,250	3.32	$1.07	10,453,497	$1.15

The weighted-average grant-date fair values of options granted during 2010 and 2009 were $0.26 and $0.27, respectively. As of December 31, 2010 there were unvested options to purchase 1,340,753 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $219,000, which is expected to be recognized over a weighted–average period of 1.3 years. As of December 31, 2010, the aggregate intrinsic value of outstanding options was $4,771,000 and the aggregate intrinsic value of exercisable options was $4,156,000, based the Company’s closing common stock price of $0.90.

During 2010, 584,000 options were exercised valued at $104,000. During 2009, 200,000 options were exercised by a consultant valued at $24,000. During the year ended December 31, 2010, the Company received $128,000 for the exercise of stock options. No cash was received from the exercise of employee stock options during the cumulative period from inception to December 31, 2009. The intrinsic value of options exercised during the year ended December 31, 2010 was $290,000. The intrinsic value of options exercised for the cumulative period from inception through December 31, 2009 was $98,000 resulting from the cashless exercise of options in 2003 and 2009.

The total fair value of options vested during the years ended December 31, 2010, 2009 and the cumulative period from inception to December 31, 2010 was $1,098,000, $1,076,000 and $8,456,000, respectively.

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

In November 2005, the Company issued 5,000 options to a member of the Scientific Advisory Board for consulting services. The options were exercisable immediately at $2.61 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $1.35 per share which was the fair market value at the date of the grant. The Company recorded a $7,000 charge to stock compensation expense in 2005 related to this award. These options expired unexercised in 2010.

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

Restricted Stock

During the year ended December 31, 2009, the Company granted 2,500,000 shares of restricted common stock to members of its Board of Directors. These shares are restricted and any unvested shares are subject to forfeiture upon termination and would revert back to the Company. Of the 2,500,000 shares, 2,343,750 were vested as of December 31, 2010, an additional 156,250 will vest in 2011. The restricted shares were valued at $450,000 ($0.18 per share) at the date of grant and will be recognized over the vesting period. During 2010 and 2009, the Company recognized stock-based compensation of $235,000 and $197,000, respectively, related to these restricted stock grants.

In 2010, the Company granted 100,000 shares of restricted common stock to a consultant. These shares were restricted until November 15, 2010 and any unvested shares were subject to forfeiture upon termination and would revert back to the Company. At December 31, 2010 there were no restricted shares remaining. The restricted shares were valued at $71,000 ($0.71 per share) at November 15, 2010, and the Company recognized expenses of $71,000 during 2010 related to these shares.

	Number of Shares	Weighted Average Price on Grant
Unvested restricted shares outstanding, December 31, 2009	2,500,000	$0.18
Restricted shares issued	100,000	0.44
Restricted shares vested	(2,443,750)	0.19

Unvested restricted shares outstanding, December 31, 2010	156,250	$0.18

11.	Loss Per Share

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the years ended December 31, 2010 and 2009, all stock options, warrants and potential shares related to conversion of the Series A, the Series B and the Series C were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	December 31,
	2010	2009
	(Shares)	(Shares)
Warrants to purchase shares of common stock	51,515,194	50,387,256
Options to purchase shares of common stock	11,794,250	10,260,250
Restricted shares subject to vesting	156,250	2,500,000
Shares of common stock issuable upon conversion preferred stock	15,712,500	10,562,500

	79,178,194	73,710,006

12.	Commitments and Contingencies

Lease Commitments

The Company leases its facility under a non-cancelable operating lease that expires in August 2011. In connection with the operating lease, the Company has issued a letter of credit which is secured by restricted cash on deposit with the bank as a security deposit of $59,000. Rent expense under these operating leases was $298,000 and $287,000 for the years ended December 31, 2010 and 2009, respectively.

Future minimum payments under this lease as of December 31, 2010 are as follows (in thousands):

Year ended December 31,
2011	$167

Total lease payments	$167

Separation Agreement — Former Chief Executive Officer and Chairman of the Board of Directors

In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors.

The Separation Agreement provides that the Company shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that it may defer payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). However, all deferred amounts will continue to accrue and will be payable on the earlier of (i) the Company receiving a minimum of $4.0 million of funding after February 12, 2009, or (ii) February 12, 2011. The Company also agreed to continue to (i) provide health and dental insurance benefits to Dr. Platt, until the first to occur of February 12, 2011 or the date Dr. Platt and his family become eligible to receive health and dental insurance benefits under the plans of a subsequent employer and (ii) make the current monthly lease payments on his automobile until February 12, 2011. The Company recognized the full amount of the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance is reflected in accrued expenses ($293,000) on the consolidated balance sheet at December 31, 2010 and in accrued expenses ($154,000) and other long-term liabilities ($280,000) on the consolidated balance sheet at December 31, 2009. The final payment was paid to Dr. Platt on February 12, 2011.

The Separation Agreement also provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the DAVANAT® technology (whether or not such technology is patented). We also will grant Dr. Platt fully vested cashless stock option with identical terms to purchase at least 500,000 shares of common stock; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company. The Company also will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 300,000 shares of common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant; or (iii) the renewed listing of our securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to nine months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company file a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestones as described, the Company has not accrued for the $1.0 million severance nor has it recognized the value of the unissued stock options as of December 31, 2010. When it is deemed probable that one or more of the milestone events will be achieved, the Company will then recognize the $1.0 million severance and the expense related to the issuance of the stock option at that time based on the then current fair value.

Legal Proceedings

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, the Company has no pending legal proceedings except as follows:

On January 30, 2008, Custom Equity Research, Incorporated (d/b/a Summer Street Research Partners) (“Summer Street”) filed a lawsuit against the Company in the Superior Court of the Commonwealth of Massachusetts, alleging claims for breach of contract, declaratory judgment and unjust enrichment arising out of an engagement letter under which Summer Street agreed to provide institutional investment placement services to the Company. Summer Street claims it is entitled to a placement fee for each placement made during the term of the agreement and for each issuance of securities made or agreed to be made by the Company from October 17, 2007 through November 16, 2008. The Company initially responded to the lawsuit with a motion to dismiss, which the Court denied on June 23, 2008, finding that the letter agreement was ambiguous with respect to Summer Street’s entitlement to compensation. The Court also denied Summer Street’s motion for a prejudgment attachment and trustee process, preliminarily finding that Summer Street was not likely to prevail on any of its claims. The Company filed an answer denying

Summer Street’s material allegations. Discovery is currently under way. A trial date has been set for November 8, 2011. The Company believes the lawsuit is without merit and intends to contest it vigorously.

The Company is in receipt of a letter dated January 12, 2011 from Maxim Group (“Maxim”), which has acted as a Placement Agent for the Company. The letter advises that Maxim has been named as a respondent in a FINRA arbitration matter commenced by Summer Street, alleging claims for tortious interference with advantageous business and contractual relations, fraud and deceit, negligent misrepresentation, unjust enrichment, violation of Massachusetts Consumer Protection Act, Mass. Gen. Laws ch. 93A, and civil conspiracy, arising out of the Company’s termination of its relationship with Summer Street and its engagement of Maxim as its placement agent. The Company has agreed to indemnify and provide a defense to Maxim in accordance with the Placement Agreements between Maxim and the Company. The Company believes that the arbitration is without merit and intends to assist Maxim in its vigorous defense.

13.	Income Taxes

The components of the net deferred tax assets are as follows at December 31:

	2010	2009
	(in thousands)
Operating loss carryforwards	$17,242	$16,572
Tax credit carryforwards	230	212
Other temporary differences	473	276

	17,945	17,060
Less valuation allowance	(17,945)	(17,060)

Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2010	2009
Tax benefit at U.S. statutory rates	(34.0%)	(34.0%)
State tax benefit	(5.3%)	(5.3%)
Permanent differences	13.5%	11.3%
Research and development credits	(0.9%)	(0.8%)
Changes in valuation allowance	26.7%	28.8%

	0%	0%

As of December 31, 2010, the Company has federal and state net operating loss carryforwards totaling $46,965,000 and $24,109,000 respectively, which expire through 2030. In addition, the Company has federal and state research and development credits of $149,000 and $82,000, respectively, which expire through 2030. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.

At December 31, 2010 the Company has $1,082,000 of unrecognized tax benefits, $923,000 of which would affect the effective tax rate. The Company has not recognized an adjustment to the deficit accumulated during the development stage for unrecognized tax benefits because a full valuation allowance has been recorded against net operating loss carry forwards. Since the Company’s net deferred tax assets and the unrecognized tax benefits would not result in a cash payment, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits. Should the Company incur interest and penalties related to income taxes, those amounts would be included in income tax expense. Total amounts of unrecognized tax benefits are not expected to significantly increase or decrease within 12 months of the reporting date.

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

The Company has evaluated all events or transactions that occurred through the date on which the financial statements were issued, noting the following:

Series B Amendments

On January 21, 2011, the Company and 10X Fund amended the Certificate of Designation as follows: (a) to delete the Company’s right to convert the Series B to Common Stock under certain conditions, (b) to extend the Series B-1 and Series B-2 Redemption Date from July 15, 2011 to be the earlier of (i) February 12, 2019 or (ii) the date of issuance of a promissory note to David Platt in connection with the achievement of certain milestones under his separation agreement, (c) to provide that the Company may pay dividends on the Series B on the terms set forth in the original Certificate of Designation beginning with the dividend date due September 30, 2011, and (d) to provide that any shares of Series B that are presented for transfer by 10X (including to its partners) shall be deemed converted into Common Stock on such date.

The Company amended the related Class B Warrants to provide that one-half (warrants for 12,000,000 shares of common stock) may be exercised on a cash-less basis.

The Company amended the related Class A-1 and A-2 Warrants to provide for a 90 day notice rather than 30 days should the Company decide to issue a termination notice with respect to (i) each Class A-1 warrant on any trading day on which the market value of the common stock for each of the 15 previous trading days exceeded $1.25 per share and (ii) each Class A-2 warrant on any trading day on which the market value of the common stock for each of the 15 previous trading days exceeded $1.75 per share.

Warrant and Option Exercises

Subsequent to December 31, 2010, the Company issued 3,757,472 shares of common stock for the exercise of common stock warrants and options, resulting in total net cash proceeds of $2,209,000.

Series C

Subsequent to December 31, 2010, the Company issued an additional 13 shares of Series C, resulting in gross proceeds of $130,000.

Option Grant

On March 9, 2011, the Company announced that its Board of Directors appointed Peter G. Traber, M.D., President and Chief Executive Officer effective March 17, 2011. In conjunction with the appointment of Dr. Traber, the Board of Directors on March 7, 2011 granted Dr. Traber 5,000,000 10-year stock options, at an exercise price of $1.16 per share, which vest as to 750,000 options on the grant date, 625,000 options on the first and second anniversaries of the grant date, 500,000 options on the third and fourth anniversaries of the grant date and 1,000,000 on the Fifth anniversary of the grant date. The remaining 1,000,000 options will vest upon the achievement of certain milestones. With respect to options that vest on anniversaries, exercise rights are accelerated upon achievement of certain milestones.