Form 10-Q
period 2011-03-31
PRO PHARMACEUTICALS INC
filed 2011-05-13
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of May 10, 2011 was 69,606,394.

PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

		PAGE
	PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010, and for the Cumulative Period From Inception (July 10, 2000) to March 31, 2011 (unaudited)	4
	Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three Months Ended March 31, 2011 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010, and for the Cumulative Period From Inception (July 10, 2000) to March 31, 2011 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	19

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits	19

SIGNATURES		22

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2011	December 31, 2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,948	$5,891
Grant receivable	-	234
Prepaid expenses and other current assets	73	70

Total current assets	7,021	6,195

Property and equipment, net	5	7
Restricted cash	59	59
Intangible assets, net	39	39

Total assets	$7,124	$6,300

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$182	$125
Accrued expenses	182	537
Accrued dividends payable	-	48
Deferred revenue	200	200
Warrant liabilities	294	861

Total current liabilities	858	1,771

Other long-term liabilities	7	12

Total liabilities	865	1,783

Commitments and contingencies (Note 9)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010, redemption value: $1,800,000, liquidation value: $1,800,000 at March 31, 2011	1,669	1,664
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized at March 31, 2011 and December 31, 2010, 2,100,000 issued and outstanding at March 31, 2011 and December 31, redemption value: $4,200,000, liquidation value of $4,200,000 at March 31, 2011	2,527	2,474
Series C super dividend convertible preferred stock; 1,000 shares authorized, 225 and 212 issued and outstanding at March 31, 2011 and December 31, 2010, respectively, redemption value: $4,500,000, liquidation value: $2,250,000 at March 31, 2011	2,203	2,073

Stockholders’ deficit:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at March 31, 2011 and December 31, 2010, 8,001,000 designated at March 31, 2011 and December 31, 2010
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,592,500 issued and outstanding at March 31, 2011 and December 31, 2010	644	644
Common stock, $0.001 par value; 300,000,000 shares authorized at March 31, 2011 and December 31, 2010, 68,537,072 and 63,909,155 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	69	64
Additional paid-in capital	58,293	54,022
Deficit accumulated during the development stage	(59,146)	(56,424)

Total stockholders’ deficit	(140)	(1,694)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$7,124	$6,300

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31,
	2011	2010	2011
	(in thousands except per share data)
Operating expenses:
Research and development	$744	$129	$20,275
General and administrative	1,269	903	36,076

Total operating expenses	2,013	1,032	56,351

Total operating loss	(2,013)	(1,032)	(56,351)

Other income (expense):
Interest income	5	-	781
Interest expense	-	-	(4,451)
Change in fair value of convertible debt instrument	-	-	(3,426)
Change in fair value of warrant liabilities	(384)	(1,106)	9,162
Other income	-	-	491

Total other income (expense)	(379)	(1,106)	2,557

Net loss	$(2,392)	$(2,138)	$(53,794)

Preferred stock dividends	(272)	(198)	(1,963)
Preferred stock accretion	(58)	(481)	(3,643)

Net loss applicable to common stockholders	$(2,722)	$(2,817)	$(59,400)

Net loss per common share – basic and diluted	$(0.04)	$(0.06)
Weighted average common shares outstanding – basic and diluted	66,932	49,899

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED March 31, 2011 (UNAUDITED)

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Balance at December 31, 2010	900,000	$1,664	2,100,000	$2,474	212	$2,073	1,592,500	$644	63,909,155	$64	$54,022	$(56,424)	$(1,694)

Accretion of Series B redeemable convertible preferred stock		5		40								(45)	(45)

Accretion of beneficial conversion feature for Series B-2				13								(13)	(13)

Issuance of Series C super dividend convertible preferred stock					13	130							—

Series A 12% convertible preferred stock dividend									88,096		96	(48)	48

Series B-1 12% redeemable convertible preferred stock dividend									114,143		57	(57)	—

Series B-2 12% redeemable convertible preferred stock dividend									266,332		133	(133)	—

Series C super dividend convertible preferred stock dividend									31,874		34	(34)	—

Issuance of common stock upon exercise of warrants									3,507,472	4	3,106		3,110

Issuance of common stock upon exercise of options									620,000	1	134		135

Stock-based compensation expense											711		711

Net loss												(2,392)	(2,392)

Balance at March 31, 2011	900,000	$1,669	2,100,000	$2,527	225	$2,203	1,592,500	$644	68,537,072	$69	$58,293	$(59,146)	$(140)

See notes to unaudited condensed consolidated financial statements

PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31, 2011
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,392)	$(2,138)	$(53,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	4	539
Stock-based compensation expense	711	303	7,048
Non-cash interest expense	-	-	4,279
Change in fair value of convertible debt instrument	-	-	3,426
Change in fair value of warrant liabilities	384	1,106	(9,162)
Write off of intangible assets	-	-	351
Changes in operating assets and liabilities:
Grant receivable	234	-	-
Prepaid expenses and other current assets	(3)	(4)	(70)
Accounts payable and accrued expenses	(298)	251	632
Other long-term liabilities	(5)	(283)	7

Net cash used in operating activities	(1,367)	(761)	(46,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	(421)
Change in restricted cash	-	-	(59)
Increase in patents costs and other assets	-	-	(404)

Net cash used in investing activities	-	-	(884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	-	-	28,690
Net proceeds from issuance of Series A preferred stock and related warrants	-	-	1,691
Net proceeds from issuance of Series B-1 preferred stock and related warrants	-	-	1,548
Net proceeds from issuance of Series B-2 preferred stock and related warrants	-	630	3,935
Net proceeds from issuance of Series C preferred stock	130	-	2,203
Net proceeds from issuance of convertible debt instruments	-	-	10,621
Repayment of convertible debt instruments	-	-	(1,641)
Proceeds from exercise of common stock warrants and options	2,294	-	7,520
Proceeds from shareholder advances	-	-	9

Net cash provided by financing activities	2,424	630	54,576

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,057	(131)	6,948
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,891	251	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,948	$120	$6,948

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$-	$-	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$-	$423	$5,037
Conversion of accrued expenses into common stock	-	-	303
Cashless exercise of stock options	-	-	98
Conversion and redemption of convertible notes and accrued interest into common stock	-	-	12,243
Conversion of extension costs related to convertible notes into common stock			171

Payment of preferred stock dividends in common stock	320	251	2,011

Dividends payable on preferred stock	-	-	-
Issuance of warrants to induce conversion of notes payable	-	-	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	-	-	107

See notes to unaudited condensed consolidated financial statements.

PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Pro-Pharmaceuticals, Inc. (the “Company”) as of March 31, 2011 and the results of its operations for the three months ended March 31, 2011 and 2010 and the cumulative period from inception (July 10, 2000) through March 31, 2011 and its cash flows for the three months ended March 31, 2011 and 2010, and for the cumulative period from inception (July 10, 2000) to March 31, 2011. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2010.

As shown in the unaudited condensed consolidated financial statements, the Company incurred cumulative net losses applicable to common stockholders of approximately $59.4 million for the cumulative period from inception (July 10, 2000) through March 31, 2011. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through March 31, 2011, the Company has raised a net total of approximately $54.6 million in capital through sale and issuance of common stock, common stock warrants, convertible preferred stock, redeemable convertible preferred stock, convertible debt securities in public and private offerings and the exercise of common stock options and warrants. From inception (July 10, 2000) through March 31, 2011, the Company has used approximately $46.7 million of cash in its operations.

At March 31, 2011, the Company had $6,948,000 of unrestricted cash and cash equivalents available to fund future operations. Subsequent to March 31, 2011, the Company issued 1,039,322 shares of common stock for the exercise of common stock warrants and options, resulting in cash proceeds of $614,000. The Company believes that with the funds on hand at March 31, 2011 and cash received subsequent to quarter end, there is sufficient cash to fund operations through 2012. The Company is actively seeking to raise additional capital. If the Company is unsuccessful in raising additional capital before the end of 2012, the Company may be required to cease operations or seek bankruptcy protection.

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

The Company recorded the $200,000 payment from PROCAPS as deferred revenue on the consolidated balance sheets as of March 31, 2011 and December 31, 2010 and will recognize the revenue when the remaining deliverables of the collaboration agreement have been completed.

Qualifying Therapeutic Discovery Project

In October 2010, the Company was notified that it was awarded $489,000 total in two federal grants under the Qualifying Therapeutic Discovery Project (“QTDP”) Program for its DAVANAT® anti-cancer compound and for its GR/GM-Series of anti-fibrotic, cirrhosis compounds for work performed during 2010 and 2009. The Company recognized this grant in other income in the statement of operations for the year ended December 31, 2010. The Company received $255,000 of the grant in 2010 and the remaining $234,000 was received in 2011 and is included in grants receivable on the consolidated balance sheet at December 31, 2010.

3.	Stock-Based Compensation

Stock-based compensation expense related to stock options, restricted stock and warrants totaled $711,000 and $303,000 for the three months ended March 31, 2011 and 2010, respectively.

Stock Options

The following table summarizes the stock option activity in the Company’s equity incentive plans from December 31, 2010 through March 31, 2011:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	11,794,250	$1.07
Granted	5,500,000	1.15
Exercised	(620,000)	0.22
Options forfeited/cancelled	(1,409,000)	1.08

Outstanding, March 31, 2011	15,265,250	$1.13

As of March 31, 2011, there was $3,685,000 of unrecognized compensation related to 4,750,000 unvested options which is expected to be recognized over a weighted–average period of approximately 3.3 years. The weighted-average grant date fair value for options granted during the three months ended March 31, 2011 and March 31, 2010, was $0.82 and $0.26, respectively.

Of the 5,500,000 options granted during the three months ended March 31, 2011, 1,000,000 vest only upon the achievement of certain market conditions (500,000 and 500,000 upon the Company achieving a market capitalization of $5 billion and $10 billion, respectively).

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31,
	2011	2010	2011
Risk-free interest rate	2.19%	2.38%	2.37%
Expected life of the options	5 years	5 years	5 years
Expected volatility of the underlying stock	115%	126%	113%
Expected dividend rate	0%	0%	0%

Restricted Stock.

During the year ended December 31, 2009, the Company granted 2,500,000 shares of restricted common stock to members of its Board of Directors. These shares are restricted and any unvested shares are subject to forfeiture upon termination and would revert back to the Company. Of the 2,500,000 shares, 2,343,750 were vested as of December 31, 2010 and the remaining 156,250 vested during the three months ended March 31, 2011. The restricted shares were valued at $450,000 ($0.18 per share) at the date of grant, which was recognized over the vesting period.

4.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Legal and accounting fees	$39	$94
Accrued compensation	79	87
Severance agreement (Note 9)	-	293
Other	64	63

Total	$182	$537

5.	Common Stock Warrants

The following table summarizes the stock warrant activity from December 31, 2010 through March 31, 2011:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	51,515,194	$0.63
Granted	-	0.00
Exercised	(3,507,472)	0.62
Forfeited/cancelled	-	0.00

Outstanding, March 31, 2011	48,007,722	$0.63

Consultant Warrants

In April 2009, the Company entered into agreements with consultants that provided for the grant of warrants for 330,000 shares of common stock at an exercise price of $0.50 per share. Of the 330,000 warrants, 200,000 remained vested as of March 31, 2011. When it became probable that the remaining 200,000 warrants would vest, the Company valued the warrants at $142,000 as of March 31, 2011 using the following assumptions: expected life of 2.04 years, volatility of 97%, risk free interest rates of 0.8% and zero dividends. The Company recognized expense related to the 200,000 warrants of $8,000 and $32,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.

In May 2010, the Company entered into an agreement with a consultant that provided for the grant of warrants for 72,000 shares of common stock at an exercise price of $2.50 per share. The warrants vest at a rate of 3,000 per month and the unvested warrants will be revalued as they vest. The following assumptions were used to value the warrants for the three months ended March 31, 2011: an expected life of 3.15 to 3.32 years, volatility of 128% to 130%, risk free interest rate of 0.98% to 1.29% and zero dividends. At March 31, 2011, 39,000 warrants were vested. The company recognized an expense of $7,000 related to these warrants during the three months ended March 31, 2011.

In May 2010, the Company entered into an agreement with a consultant that provided for the grant of warrants for 500,000 shares of common stock at an exercise price of $0.75 per share and which vest upon the achievement of certain milestones. At March 31, 2011, all 500,000 warrants were unvested. The Company will value and recognize the expense related to these warrants as they vest. The Company did not recognize any expense related to these warrants during the three months ended March 31, 2011, as the Company determined that it was not yet probable that the milestones will be achieved.

In June 2010, the Company entered into an agreement with a consultant, who was also a board member, which provided for the grant of warrants for 600,000 shares of common stock at an exercise price of $0.71 per share. Of the 600,000 warrants, 150,000 vested immediately on signing of the agreement, 150,000 vest at the end of one year and the remaining 300,000 warrants vest based on the achievement of certain milestones. The following assumptions were used to value the warrants on March 7, 2011 at the date the consultant effectively became an employee of the Company: an expected life of 4.28 years, volatility of 135%, risk free interest rate of 1.705% and zero dividends. The Company recognized an expense of $127,000 related to these warrants during the three months ended March 31, 2011.

6.	Fair Value of Financial Instruments

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

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	Warrant Liabilities
	March 31, 2011	December 31, 2010
Risk free interest rate	0.09%	0.19%
Expected life	0.37 years	0.62 years
Expected volatility of common share price	76%	70%
Common share price	$1.04	$0.90

Below is a summary of our fair value measurements at March 31, 2011 and December 31, 2010:

	Value at Period End	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
March 31, 2011:
Warrant liabilities	$294	$-	$294	$-
December 31, 2010:
Warrant liabilities	$861	$-	$861	$-

The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

7.	Preferred Stock

Series B Preferred Stock

Through a series of closings from February 2009 through May 2010, the Company issued and sold a total of (i) 900,000 shares of Series B-1 convertible preferred stock (“Series B-1 redeemable convertible preferred stock” or “Series B-1”) and related common stock warrants for 10,800,000 shares of common stock and (ii) 2,100,000 shares of Series B-2 convertible preferred stock (“Series B-2 redeemable convertible preferred stock” or “Series B-2” and together with the Series B-1, the “Series B”) and related warrants for 25,200,000 shares of common stock. During the three months ended March 31, 2010, the Company issued 330,000 shares of Series B-2 and related warrants for net proceeds of $630,000. Pursuant to an agreement with the holder of all shares of Series B, on January 26, 2011, the Company amended and restated the Certificate of Designation of Preferences, Rights and Limitations for the Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, as previously amended, to (i) delete Section 5(c) (entitled “Mandatory Conversion”) in order to remove the Company’s right to compel conversion of the Series B Preferred Stock to shares of its Common Stock, (ii) amend the definitions in Section 1 (entitled “Definitions”) of the terms “Series B-1 Redemption Date” and the “Series B-2 Redemption Date” in order to extend such redemption dates to be the earlier of February 12, 2019, or the date of a promissory note issued to David Platt, Ph.D. pursuant to a separation agreement between him and the Company, (iii) amend Section 3 (entitled “Dividends”) such that dividends are payable in cash or shares of Common Stock valued at 100% of the volume weighted average price of the Common Stock for the 20 consecutive trading days prior to the dividend payment date on and after September 30, 2011, and (iv) insert new Section 5(d) (entitled “Automatic Conversion Upon Transfer”) to require that any request for transfer of shares of Series B Preferred Stock to another holder shall result in an automatic conversion to shares of Common Stock.

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

During January 2011, the Company sold and issued 13 shares of Series C at a price of $10,000 per share for gross proceeds of $130,000.

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

Dividends. Holders of Series C shall be entitled to receive cumulative non-compounding dividends at the rate per share of Series C equal to the greater of (i) 6% per annum of the Stated Value (also defined as the “Floor”) or (ii) 2.5% of net sales until the total dividends paid is equal to the initial investment and 1.25% of net sales thereafter. The maximum amount each Series C shareholder will receive in dividend payments is equal to $100,000 (the “Maximum Payout”). For purposes of this dividend calculation, net sales shall mean gross revenues actually received by the Company, from the sale or licensing of the product DANAVAT®, less chargebacks, returns, expenses attributable to product recalls, duties, customs, sales tax, freight, insurance, shipping expenses, allowances and other customary deductions.

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

Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Series C will receive $10,000 per share plus accrued and unpaid dividends, payable prior and in preference to any distributions to the holders of Common Stock but after and subordinate to the Series A 12% Convertible Preferred Stock (“Series A”), Series B-1 and Series B-2, subject to the Maximum Payout.

Redemption. Upon a sale of the Company, the Company shall redeem all of the then outstanding shares of Series C and Series C Preferred Stock Post Conversion Rights within thirty (30) days after the transaction constituting the sale of the Company is closed and such closing is fully funded. The price to redeem a share of Series C and each redeemed Series C Preferred Stock Post Conversion Redemption Right shall be equal to (i) (A) the applicable return on investment (“ROI”) percentage, multiplied by (B) $10,000, minus (ii) the cumulative dividends received through the redemption date. The redemption price shall be payable at our option either in cash or in shares of common stock valued at the higher of (i) $0.50 per share or (ii) the average market price for the ten consecutive trading days ending immediately prior to the date of redemption. The ROI Percentage shall mean the percentage that applies as of the redemption date, as follows:

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

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheet at March 31, 2011 and December 31, 2010.

Voting Rights. The Series C shares have no voting rights.

8.	Loss Per Share

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three month periods ended March 31, 2011 and 2010, all stock options, warrants and potential shares related to conversion of the Series A, the Series B and the Series C were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	March 31, 2011 (Shares)	March 31, 2010 (Shares)
Warrants to purchase shares of common stock	48,007,722	54,597,255
Options to purchase shares of common stock	15,265,250	12,383,250
Restricted shares subject to vesting	-	1,250,000
Shares of common stock issuable upon conversion of preferred stock	15,842,500	11,857,500

	79,115,472	80,088,005

9.	Commitments and Contingencies

Separation Agreement – Former Chief Executive Officer and Chairman of the Board of Directors

In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides that the Company shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that it may defer payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). However, all deferred amounts will continue to accrue and will be payable on the earlier of (i) the Company receiving a minimum of $4.0 million of funding after February 12, 2009, or (ii) February 12, 2011. The Company also agreed to continue to (i) provide health and dental insurance benefits to Dr. Platt, until the first to occur of February 12, 2011 or the date Dr. Platt and his family become eligible to receive health and dental insurance benefits under the plans of a subsequent employer and (ii) make the current monthly lease payments on his automobile until February 12, 2011. The Company recognized the full amount of the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance is reflected in accrued expenses ($293,000) on the condensed consolidated balance sheet at December 31, 2010 and was paid to Dr. Platt on February 12, 2011.

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

Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. There has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

10.	Subsequent Events

The Company has evaluated all events or transactions that occurred through the date on which the financial statements were issued, noting the following:

Subsequent to March 31, 2011, the Company issued 1,039,322 shares of common stock for the exercise of common stock warrants, resulting in cash proceeds of $614,000.

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

Overview

We are a development-stage company engaged in the discovery and development of therapeutic compounds that target Galectin proteins that we believe enhance existing cancer treatments. We believe our therapeutics could also be used in the treatment of liver, microbial and inflammatory diseases. All of our products are presently in development, including pre-clinical and clinical trials.

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

At March 31, 2011, we had $6,948,000 of unrestricted cash to fund our operations. Subsequent to year end, we received $614,000 from the exercise of warrants and options for 1,039,322 shares of our common stock. We believe that with the cash received subsequent to year end and the cash on hand at March 31, 2011, there is sufficient cash to fund operations through 2012. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Development of DAVANAT® Technology

In 2002, the Food and Drug Administration (“FDA”) granted an Investigational New Drug (“IND”) application for us to administer DAVANAT® in combination with 5-FU to treat late-stage cancer patients with solid tumors. 5-FU is FDA-approved, and one of the most widely used chemotherapies for treatment of various types of cancer, including colorectal, breast and gastrointestinal. We believe that using DAVANAT® in combination with 5-FU enables greater absorption of the chemotherapy in cancer cells while reducing its toxic side effects.

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

Development of GM and GR Series of Anti-Fibrosis Compounds

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

The Company recorded the $200,000 payment from PROCAPS as deferred revenue on the consolidated balance sheets as of March 31, 2011 and December 31, 2010 and will recognize the revenue when the remaining deliverables of the collaboration agreement have been completed.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Research and Development Expense. During the three-months ended March 31, 2011, research and development expenses increased $615,000, or 477%, to $744,000, as compared to $129,000 incurred during the same period in 2010. We generally categorize research and development expenses as either direct external expenses, comprised of amounts paid to third party vendors for services, or all other research and development expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and pre-clinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We have one product candidate – DAVANAT® – in clinical trials at this time. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Direct external expenses:
Clinical programs	$89	$8
Pre-clinical activities	16	11
All other research and development expenses	639	110

	$744	$129

Clinical program and pre-clinical expenses for the three months ended March 31, 2011, increased compared to the same period in 2010, due primarily to overall increased clinical program activity related to DAVANAT®. Other research and development expense increased primarily due to increased stock-based compensation ($515,000) and payroll expenses ($14,000). We plan to initiate a Phase III trial as soon as we are able to raise sufficient additional funds which will serve to increase our research and development expense.

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

General and Administrative Expense. During the three-months ended March 31, 2011, general and administrative expenses increased $366,000, or 41%, to $1,269,000, as compared to $903,000 incurred during the same period in 2010. General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the increase for the three-months ended March 31, 2011 as compared to the same period in 2010 is due to increased payroll ($91,000) as employee salaries returned to more normal levels from the reductions during the prior period, increased business development costs ($36,000) as we increased our marketing efforts in South America and increased legal and accounting costs ($265,000), offset by decreased stock-based compensation costs ($38,000).

Other Income and Expense. Other income and expense for the three months ended March 31, 2011 and 2010 was a loss of $379,000 and $1,106,000, respectively related primarily to the change in fair value of warrant liabilities.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2011, we raised a net total of $54.6 million from these offerings. At March 31, 2011, we had $6,948,000 of unrestricted cash and cash equivalents available to fund future operations.

Subsequent to the quarter ended March 31, 2011, we received $614,000 upon exercise of warrants and options for 1,039,322 shares of our common stock. We believe that with the funds from the subsequent cash received from the exercise of warrants and the cash on hand at March 31, 2011, there is sufficient cash to fund operations through 2012. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital before the end of 2012, we may be required to cease operations or seek bankruptcy protection.

Net cash used in operations increased by $606,000 to $1,367,000 for the three months ended March 31, 2011, as compared to $761,000 for the three months ended March 31, 2010. Cash operating expenses increased principally due to increased research and development activities and increased general and administrative expenses.

No cash was provided by or used in investing activities during the three-months ended March 31, 2011, unchanged from the same period in 2010.

Net cash provided by financing activities was $2,424,000 during the three-months ended March 31, 2011 as compared to $630,000 during the three-months ended March 31, 2010, due primarily to the transactions described below.

During January 2011, we issued and sold 13 shares of Series C for net proceeds of $130,000.

During the three months ended March 31, 2011, we issued 3,507,472 shares of common stock for the exercise of common stock warrants and 620,000 shares of common stock for the exercise of common stock options, resulting in net proceeds of $2,159,000 and $135,000, respectively.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at March 31, 2011, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$99	$99	$—	$—	$—

Total payments due under contractual obligations	$99	$99	$—	$—	$—

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

Separation agreement. In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides that the Company shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that it may defer payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). However, all deferred amounts will continue to accrue and will be payable on the earlier of (i) the Company receiving a minimum of $4.0 million of funding after February 12, 2009, or (ii) February 12, 2011. The Company also agreed to continue to (i) provide health and dental insurance benefits to Dr. Platt, until the first to occur of February 12, 2011 or the date Dr. Platt and his family become eligible to receive health and dental insurance benefits under the plans of a subsequent employer and (ii) make the current monthly lease payments on his automobile until February 12, 2011. The Company recognized the full amount of the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance is reflected in accrued expenses ($293,000) on the condensed consolidated balance sheet at December 31, 2010 and was paid to Dr. Platt on February 12, 2011.

The Separation Agreement also provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the DAVANAT® technology (whether or not such technology is patented). We also will grant Dr. Platt fully vested cashless stock option with identical terms to purchase at least 500,000 shares of common stock; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company. The Company also will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 300,000 shares of common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant; or (iii) the renewed listing of our securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to nine months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company file a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestones as described, the Company has not accrued for the $1.0 million severance nor has it recognized the value of the unissued stock options as of March 31, 2011. When it is deemed probable that one or more of the milestone events will be achieved, the Company will then recognize the $1.0 million severance and the expense related to the issuance of the stock option at that time based on the then current fair value.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses, income taxes and convertible debt instrument and warrant liabilities. For a more detailed discussion of our critical accounting policies, please refer to our 2010 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in the U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure. As of March 31, 2011, we had $294,000 of outstanding warrant liabilities. We account for the warrant liabilities on a fair value basis, and changes in share price and market interest rates will affect our earnings but will not affect our cash flows.

Item 4.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934) and concluded that, as of March 31, 2011, our disclosure controls and procedures were effective. During the quarter ended March 31, 2011, no change in our internal control over financial reporting has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors

The risks we face, as set forth Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, have not changed materially during the three months ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During January 2011, the Company issued and sold 13 shares of its Series C Super Dividend Convertible Preferred Stock for gross proceeds of $130,000. All shares of such series, including the 212 shares sold on December 29, 2010, were sold in reliance on the registration exemption set forth in Section 4(2) of the Securities Act and Rule 506 thereunder. During the three months ended March 31, 2011, the Company issued and sold 1,481,322 shares of its common stock pursuant to warrants issued and sold in February 2006 in reliance on such exemption.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Document	Note Reference

3.1	Articles of Incorporation of Pro Pharmaceuticals, Inc., dated January 23, 2001, as filed with the Secretary of State of the State of Nevada.	1

3.2	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 28, 2004.	2

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007.	3

3.4	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 29, 2008.	4

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on February 11, 2009.	5

3.6	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 27, 2009.	6

3.7	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on August 12, 2009.	7

3.8	Certificate of Amendment No. 2 to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on February 17, 2010.	8

3.9	Certificate of Amendment No. 3 to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on August 12, 2010.	9

3.10	Certificate of Amendment with respect to the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on January 26, 2011.	10

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series C Super Dividend Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on December 30, 2010.	11

4.1	Amended Form of Class A-1 Common Stock Purchase Warrant	10

4.2	Amended Form of Class A-2 Common Stock Purchase Warrant	10

4.3	Amended Form of Class B-1 Common Stock Purchase Warrant	10

10.1	Form of Securities Purchase Agreement for Series C Super Dividend Convertible Preferred Stock	11

10.2	Agreement Dated January 21, 2011 Between Pro-Pharmaceuticals, Inc. and 10X Fund L.P.	10

10.3	Common Stock Option Grant Agreement dated March 7, 2011 (Non-Plan Grant)	12

10.4	Amended Employment Agreement dated March 8, 2011 between Anthony D. Squeglia, and Pro-Pharmaceuticals, Inc.	13

Exhibit Number	Description of Document	Note Reference

10.5	Amended Employment Agreement dated March 8, 2011 between Maureen Foley, and Pro-Pharmaceuticals, Inc.	13

10.6	Amended Employment Agreement dated March 31, 2011 between Anatole Klyosov, and Pro-Pharmaceuticals, Inc.	13

10.7	Employment Agreement dated March 31, 2011 between Eli Zomer, and Pro-Pharmaceuticals, Inc.	14

10.8	Separation Agreement dated March 31, 2011 between Theodore D. Zucconi and Pro-Pharmaceuticals, Inc.	14

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

1.	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.
2.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2004.

3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.

4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2008.

5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2009.
7.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2009.
8.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2010.
9.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2010.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2011.
11.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2011.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2011.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2011.

PRO-PHARMACEUTICALS, INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President

/s/ Anthony D. Squeglia
Name:	Anthony D. Squeglia
Title:	Chief Financial Officer