Form 10-Q
period 2011-06-30
GALECTIN THERAPEUTICS INC
filed 2011-08-12
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 000-32877

GALECTIN THERAPEUTICS, INC.

FORMERLY PRO-PHARMACEUTICALS, INC.

Nevada	04-3562325
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

7 Wells Avenue, Newton, Massachusetts	02459
(Address of Principal Executive Offices)	(Zip Code)

(617) 559-0033

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒ No

The number of shares outstanding of the registrant’s common stock as of August 10, 2011 was 74,106,869.

GALECTIN THERAPEUTICS, INC.

FORMERLY PRO-PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED June 30, 2011

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, and for the Cumulative Period From Inception (July 10, 2000) to June 30, 2011 (unaudited)	4
	Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2011 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and for the Cumulative Period From Inception (July 10, 2000) to June 30, 2011 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults upon Senior Securities	20

ITEM 4.	(Removed and Reserved)	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits	21

SIGNATURES		23

GALECTIN THERAPEUTICS, INC.

FORMERLY PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2011	December 31, 2010
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$7,984	$5,891
Grant receivable	-	234
Prepaid expenses and other current assets	71	70

Total current assets	8,055	6,195

Property and equipment, net	3	7
Restricted cash	64	59
Intangible assets, net	38	39

Total assets	$8,160	$6,300

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$129	$125
Accrued expenses	376	537
Accrued dividends payable	81	48
Deferred revenue	200	200
Warrant liabilities	-	861

Total current liabilities	786	1,771

Other long-term liabilities	3	12

Total liabilities	789	1,783

Commitments and contingencies (Note 9)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010, redemption value: $1,800,000, liquidation value: $1,800,000 at June 30, 2011	1,673	1,664
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized at June 30, 2011 and December 31, 2010, 2,100,000 issued and outstanding at June 30, 2011 and December 31, 2010, redemption value: $4,200,000, liquidation value of $4,200,000 at June 30, 2011	2,580	2,474
Series C super dividend convertible preferred stock; 1,000 shares authorized, 225 and 212 issued and outstanding at June 30, 2011 and December 31, 2010, respectively, redemption value: $4,500,000, liquidation value: $2,250,000 at June 30, 2011	2,203	2,073

Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at June 30, 2011 and December 31, 2010, 8,001,000 designated at June 30, 2011 and December 31, 2010
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,562,500 and 1,592,500 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	632	644
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2011 and December 31, 2010, 74,056,869 and 63,909,155 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	74	64
Additional paid-in capital	63,289	54,022
Deficit accumulated during the development stage	(63,080)	(56,424)

Total stockholders’ equity (deficit)	915	(1,694)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$8,160	$6,300

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS, INC.

FORMERLY PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30,
	2011	2010	2011	2010	2011
	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$ 1,291	$ 234	$ 2,035	$ 363	$ 21,566
General and administrative	1,700	1,116	2,969	2,019	37,776

Total operating expenses	2,991	1,350	5,004	2,382	59,342

Total operating loss	(2,991)	(1,350)	(5,004)	(2,382)	(59,342)

Other income (expense):
Interest income	4	1	9	1	785
Interest expense	-	-	-	-	(4,451)
Change in fair value of convertible debt instrument	-	-	-	-	(3,426)
Change in fair value of warrant liabilities	(140)	(305)	(524)	(1,411)	9,022
Other income	-	-	-	-	491

Total other income (expense)	(136)	(304)	(515)	(1,410)	2,421

Net loss	$(3,127)	$(1,654)	$ (5,519)	$(3,792)	$ (56,921)

Preferred stock dividends	(750)	(227)	(1,022)	(425)	(2,713)
Preferred stock accretion	(57)	(594)	(115)	(1,075)	(3,700)

Net loss applicable to common stockholders	$(3,934)	$(2,475)	$ (6,656)	$(5,292)	$ (63,334)

Net loss per common share – basic and diluted	$ (0.06)	$ (0.05)	$ (0.10)	$ (0.10)
Weighted average common shares outstanding – basic and diluted	69,540	53,911	68,243	51,916

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS, INC.

FORMERLY PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

(in thousands except share data)

							Stockholders’ Equity (Deficit)
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2010	900,000	$1,664	2,100,000	$2,474	212	$2,073	1,592,500	$644	63,909,155	$64	$54,022	$(56,424)	$(1,694)

Accretion of Series B redeemable convertible preferred stock		9		79								(88)	(88)

Accretion of beneficial conversion feature for Series B-2				27								(27)	(27)

Issuance of Series C super dividend convertible preferred stock					13	130							-

Series A 12% convertible preferred stock dividend									88,096		96	(95)	1

Series B-1 12% redeemable convertible preferred stock dividend									228,286		258	(258)	-

Series B-2 12% redeemable convertible preferred stock dividend									532,664	1	601	(602)	-

Series C super dividend convertible preferred stock dividend									31,874		34	(67)	(33)

Issuance of restricted common stock									125,000				-

Issuance of common stock upon exercise of warrants									8,198,794	8	5,994		6,002

Issuance of common stock upon exercise of options									913,000	1	233		234

Conversion of Series A to common stock							(30,000)	(12)	30,000		12		-

Stock-based compensation expense											2,039		2,039
Net loss												(5,519)	(5,519)

Balance at June 30, 2011	900,000	$1,673	2,100,000	$2,580	225	$2,203	1,562,500	$632	74,056,869	$74	$63,289	$(63,080)	$915

See notes to unaudited condensed consolidated financial statements

GALECTIN THERAPEUTICS, INC.

FORMERLY PRO-PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30,
	2011	2010	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (5,519)	$ (3,792)	$ (56,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	8	542
Stock-based compensation expense	2,039	1,171	8,376
Non-cash interest expense	-	-	4,279
Change in fair value of convertible debt instrument	-	-	3,426
Change in fair value of warrant liabilities	524	1,411	(9,022)
Write off of intangible assets		-	351
Changes in operating assets and liabilities:
Grant receivable	234	-
Prepaid expenses and other current assets	(1)	(14)	(68)
Accounts payable and accrued expenses	(156)	(190)	774
Other long-term liabilities	(9)	(286)	3

Net cash used in operating activities	(2,883)	(1,692)	(48,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	(421)
Change in restricted cash	(5)	-	(64)
Increase in patents costs and other assets	-	-	(404)

Net cash used in investing activities	(5)	-	(889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	-	-	28,690
Net proceeds from issuance of Series A preferred stock and related warrants	-	-	1,691
Net proceeds from issuance of Series B-1 preferred stock and related warrants	-	-	1,548
Net proceeds from issuance of Series B-2 preferred stock and related warrants	-	1,463	3,935
Net proceeds from issuance of Series C preferred stock	130	-	2,203
Net proceeds from issuance of convertible debt instruments	-	-	10,621
Repayment of convertible debt instruments	-	-	(1,641)
Proceeds from exercise of common stock warrants and options	4,851	2,841	10,077
Proceeds from shareholder advances	-	-	9

Net cash provided by financing activities	4,981	4,304	57,133

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,093	2,612	7,984
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,891	251	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 7,984	$ 2,863	$ 7,984

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$ -	$ -	$ 114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$ -	$ 1,029	$ 5,037
Conversion of accrued expenses into common stock	-	-	303
Cashless exercise of stock options	-	-	98
Conversion and redemption of convertible notes and accrued interest into common stock	-	-	12,243
Conversion of extension costs related to convertible notes into common stock			171

Payment of preferred stock dividends in common stock	1,022	425	2,713
Issuance of warrants to induce conversion of notes payable	-	-	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	-	-	107

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS, INC.

FORMERLY PRO-PHARMACEUTICALS, INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Galectin Therapeutics, Inc. (the “Company”) is a development-stage company that is applying its leadership in galectin science and drug development to create new therapies for fibrotic disease and cancer. These candidates are based on the Company’s targeting of galectin proteins which are key mediators of biologic and pathologic function. These compounds also may have application for drugs to treat other diseases and chronic health conditions. The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics, Inc.” on May 26, 2011. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pro-Pharmaceuticals Securities Corp., which was incorporated in Delaware on December 23, 2003, and Medi-Pharmaceuticals, Inc., which was incorporated in Nevada on August 17, 2010. All intercompany transactions have been eliminated.

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2011 and the results of its operations for the three and six-months ended June 30, 2011 and 2010 and the cumulative period from inception (July 10, 2000) through June 30, 2011 and its cash flows for the six months ended June 30, 2011 and 2010, and for the cumulative period from inception (July 10, 2000) to June 30, 2011. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2010.

As shown in the unaudited condensed consolidated financial statements, the Company incurred cumulative net losses applicable to common stockholders of approximately $63.3 million for the cumulative period from inception (July 10, 2000) through June 30, 2011. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through June 30, 2011, the Company has raised a net total of approximately $57.1 million in capital through sale and issuance of common stock, common stock warrants, convertible preferred stock, redeemable convertible preferred stock, convertible debt securities in public and private offerings and the exercise of common stock options and warrants. From inception (July 10, 2000) through June 30, 2011, the Company has used approximately $48.3 million of cash in its operations.

At June 30, 2011, the Company had $7,984,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes that with the funds on hand at June 30, 2011, there is sufficient cash to fund operations through 2012. The Company is actively seeking to raise additional capital. If the Company is unsuccessful in raising additional capital before the end of 2012, the Company may be required to cease operations or seek bankruptcy protection.

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

2.	Agreement with PROCAPS S.A. and Research Grants

Agreement with PROCAPS S.A.

On March 25, 2010, the Company granted PROCAPS S.A. (“PROCAPS”) exclusive rights to market and sell GM-CT-01 (formerly DAVANAT®) to treat cancer in Colombia, South America. PROCAPS is an international, privately held pharmaceutical company based in Barranquilla, Colombia. Under terms of the agreement, PROCAPS is responsible for obtaining regulatory and pricing approval in Colombia. PROCAPS is responsible for the vial filling, packaging, marketing and distribution of GM-CT-01 in the region.

In October 2010, the Company received a payment of $200,000 and shipped GM-CT-01 to PROCAPS to be used by PROCAPS to qualify its vial filling process and to replicate the Company’s stability study. Should the Company gain approval in Colombia, PROCAPS may then obtain the marketing authorization in other countries in Latin America. The Company recorded the $200,000 payment from PROCAPS as deferred revenue on the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 and will recognize the revenue when the remaining deliverables of the collaboration agreement have been completed.

Qualifying Therapeutic Discovery Project

In October 2010, the Company was awarded $489,000 total in two federal grants under the Qualifying Therapeutic Discovery Project (“QTDP”) Program for its GM-CT-01 anti-cancer compound and for its GR/GM-Series of anti-fibrotic, cirrhosis compounds for work performed during 2010 and 2009. The Company recognized this grant in other income in the statement of operations for the year ended December 31, 2010. The Company received $255,000 of the grant in 2010 and the remaining $234,000 was received in 2011 and was included in grants receivable on the consolidated balance sheet at December 31, 2010.

3.	Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock and common stock warrants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Research and development	$614	$3	$1,138	$82
General and administrative	714	571	901	1,089

Total stock-based compensation expense	$1,328	$574	$2,039	$1,171

Included in stock-based compensation for the six months ended June 30, 2010 was $70,000 of research and development expenses and $295,000 of general and administrative expenses which were accrued for as bonuses as of December 31, 2009 and which were paid with the issuance of options in 2010.

Common Stock Options

The following table summarizes the stock option activity in the Company’s equity incentive plans from December 31, 2010 through June 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	11,794,250	$ 1.07
Granted	9,841,242	1.17
Exercised	(913,000)	0.20
Options forfeited/cancelled	(1,409,000)	1.08

Outstanding, June 30, 2011	19,313,492	$ 1.16

As of June 30, 2011, there was $8,222,000 of unrecognized compensation related to 8,469,422 unvested options, which is expected to be recognized over a weighted–average period of approximately 3.1 years. The weighted-average grant date fair value for options granted during the three and six months ended June 30, 2011 was $1.04 and $1.02, respectively. The weighted-average grant date fair value for options granted during the six months ended June 30, 2010 was $0.26; there were no options granted during the three months ended June 30, 2010.

Of the options granted during the six months ended June 30, 2011, 1,000,000 vest only upon the achievement of certain market conditions (500,000 and 500,000 upon the Company achieving a market capitalization of $5 billion and $10 billion, respectively). These market condition stock option awards were valued at $1,006,000 using a Monte Carlo model and will be recognized over a weighted average period of 5.5 years. Assumptions used to value these options included the following: annualized volatility of 110%, annualized drift/risk-free interest rate of 3.5% and a forecast horizon life of 10 years.

The fair value of the options granted, other than as noted, is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30,
	2011	2010	2011
Risk-free interest rate	1.91%	2.38%	2.23%
Expected life of the options	5.1 years	5 years	5.0 years
Expected volatility of the underlying stock	121%	126%	116%
Expected dividend rate	0%	0%	0%

Restricted Stock.

During the year ended December 31, 2009, the Company granted 2,500,000 shares of restricted common stock to members of its Board of Directors. Of the 2,500,000 shares, 2,343,750 were vested as of December 31, 2010 and the remaining 156,250 vested during the six months ended June 30, 2011. The restricted shares were valued at $450,000 ($0.18 per share) at the date of grant, which was recognized over the vesting period.

During the three and six months ended June 30, 2011, the Company issued 125,000 shares of restricted common stock to a consultant. These shares are restricted until November 15, 2011 and any unvested shares are subject to forfeiture upon termination and would revert back to the Company. At June 30, 2011 there were 125,000 restricted shares remaining. The restricted shares were valued at $152,000 ($1.22 per share) at June 30, 2011 and will be adjusted for unvested shares and will be recognized over the vesting period. During the three and six months ended June 30, 2011, the Company recognized $45,000 and $81,000 of stock-based compensation, respectively.

The following table summarizes restricted stock option activity from December 31, 2010 through June 30, 2011:

Shares
Restricted, December 31, 2010	156,250
Granted	125,000
Vested	(156,250)

Restricted, June 30, 2011	125,000

4.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Legal and accounting fees	$88	$94
Accrued compensation	55	87
Severance agreement (Note 9)	-	293
Other	233	63

Total	$376	$537

5.	Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2010 through June 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	51,515,194	$0.63
Granted	-	0.00
Exercised	(8,198,794)	0.56
Forfeited/cancelled	(527,000)	0.84

Outstanding, June 30, 2011	42,789,400	$0.64

Consultant Warrants

In April 2009, the Company entered into agreements with consultants that provided for the grant of warrants for 330,000 shares of common stock at an exercise price of $0.50 per share. Of the 330,000 warrants, 200,000 remained unvested as of June 30, 2011. The Company valued the unvested warrants at $167,000 as of June 30, 2011 using the following assumptions: expected life of 1.79 years, volatility of 89%, risk free interest rate of 0.45% and zero dividends. The Company recognized expense related to the 200,000 warrants of $12,000 and $20,000 for the three and six months ended June 30, 2011, respectively. The Company recognized expense of $40,000 and $73,000 for the three and six months ended June 30, 2010.

In May 2010, the Company entered into an agreement with a consultant that provided for the grant of warrants for 72,000 shares of common stock at an exercise price of $2.50 per share. The warrants vest at a rate of 3,000 per month and the unvested warrants will be revalued as they vest. The following assumptions were used to value the warrants for the six months ended June 30, 2011: an expected life of 2.99 to 3.32 years, volatility of 128% to 130%, risk free interest rate of 0.79% to 1.29% and zero dividends. At June 30, 2011, 45,000 warrants were vested and 27,000 were forfeited upon cancellation of the agreement. The company recognized an expense of $5,000 and $12,000 related to these warrants during the three and six months ended June 30, 2011, respectively. The company recognized an expense of $7,000 related to these warrants during the three and six months ended June 30, 2010.

In May 2010, the Company entered into an agreement with a consultant that provided for the grant of warrants for 500,000 shares of common stock at an exercise price of $0.75 per share and which vest upon the achievement of certain milestones. At June 30, 2011, all 500,000 warrants were unvested. The Company did not recognize any expense related to these warrants during the three and six- months ended June 30, 2011 or 2010, as the Company determined that it was not yet probable that the milestones will be achieved. These warrants were cancelled during the three months ended June 30, 2011.

In August 2010, the Company entered into an agreement with a consultant, who was also a board member, which provided for the grant of warrants for 600,000 shares of common stock at an exercise price of $0.71 per share. Of the 600,000 warrants, 150,000 vested immediately on signing of the agreement, 150,000 vest at the end of one year and the remaining 300,000 warrants were to vest based on the achievement of certain milestones. The following assumptions were used to value the remaining unvested warrants on March 7, 2011 at the date the consultant effectively became an employee of the Company: an expected life of 4.28 years, volatility of 135%, risk free interest rate of 1.705% and zero dividends. Pursuant to an employment agreement entered into in May 2011 with the consultant, all remaining unvested warrants were immediately vested. The Company recognized expense of $213,000 and $340,000 related to these warrants during the three and six months ended June 30, 2011, respectively. The Company recognized an expense of $100,000 related to these warrants during the three and six months ended June 30, 2010.

6.	Fair Value of Financial Instruments

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s financial liabilities were classified as Level 2. These Level 2 liabilities consisted of warrant liabilities at December 31, 2010 and have been valued using the Black-Scholes pricing model. The Company did not have any warrant liabilities at June 30, 2011.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

December 31, 2010
Risk free interest rate	0.19%
Expected life	0.62 years
Expected volatility of common share price	70%
Common share price	$0.90

  Below is a summary of our fair value measurements at December 31, 2010:

	Value at Period End	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
December 31, 2010:
Warrant liabilities	$861	$-	$861	$-

The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

7.	Preferred Stock

Series B Convertible Preferred Stock

Through a series of closings from February 2009 through May 2010, the Company issued and sold a total of (i) 900,000 shares of Series B-1 convertible preferred stock (“Series B-1 redeemable convertible preferred stock” or “Series B-1”) and related common stock warrants for 10,800,000 shares of common stock and (ii) 2,100,000 shares of Series B-2 convertible preferred stock (“Series B-2 redeemable convertible preferred stock” or “Series B-2” and together with the Series B-1, the “Series B”) and related warrants for 25,200,000 shares of common stock. During the three and six months ended June 30, 2010, the Company issued 440,000 and 770,000 shares of Series B-2 and related warrants, respectively, for net proceeds of $833,000 and $1,463,000, respectively. Pursuant to an agreement with the holder of all shares of Series B, on January 26, 2011, the Company amended and restated the Certificate of Designation of Preferences, Rights and Limitations for the Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, as previously amended, to (i) delete Section 5(c) (entitled “Mandatory Conversion”) in order to remove the Company’s right to compel conversion of the Series B Preferred Stock to shares of its Common Stock, (ii) amend the definitions in Section 1 (entitled “Definitions”) of the terms “Series B-1 Redemption Date” and the “Series B-2 Redemption Date” in order to extend such redemption dates to be the earlier of February 12, 2019, or the date of a promissory note issued to David Platt, Ph.D. pursuant to a separation agreement between him and the Company, (iii) amend Section 3 (entitled “Dividends”) such that dividends are payable in cash or shares of Common Stock valued at 100% of the volume weighted average price of the Common Stock for the 20 consecutive trading days prior to the dividend payment date on and after September 30, 2011, and (iv) insert new Section 5(d) (entitled “Automatic Conversion Upon Transfer”) to require that any request for transfer of shares of Series B Preferred Stock to another holder shall result in an automatic conversion to shares of Common Stock.

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

Dividends. Holders of Series C shall be entitled to receive cumulative non-compounding dividends at the rate per share of Series C equal to the greater of (i) 6% per annum of the Stated Value (also defined as the “Floor”) or (ii) 2.5% of net sales until the total dividends paid is equal to the initial investment and 1.25% of net sales thereafter. The maximum amount each Series C shareholder will receive in dividend payments is equal to $100,000 (the “Maximum Payout”). For purposes of this dividend calculation, net sales shall mean gross revenues actually received by the Company, from the sale or licensing of the product DAVANAT®, less chargebacks, returns, expenses attributable to product recalls, duties, customs, sales tax, freight, insurance, shipping expenses, allowances and other customary deductions.

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

At the date of issuance, the Series C have an embedded dividend right to continue to receive dividend payments after conversion to common stock (the Series C Post Conversion Dividend Right) which requires bifurcation. The value of this post conversion dividend right on the date of issuance was determined to be de minimis due to the payment of a dividend stream other than the 6% dividend and conversion of Series C prior to the Company achieving sales of GM-CT-01 was deemed improbable at that time. Upon a conversion of the Series C, the Company will be required to record a liability and the related expense during the period of conversion. The Company will continue to evaluate and assess the Series C Post Conversion Dividend Right for each reporting period.

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

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheet at June 30, 2011 and December 31, 2010.

Voting Rights. The Series C shares have no voting rights.

8.	Loss Per Share

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and six-month periods ended June 30, 2011 and 2010, all stock options, warrants and potential shares related to conversion of the Series A, the Series B and the Series C were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	June 30, 2011 (Shares)	June 30, 2010 (Shares)

Warrants to purchase shares of common stock	42,789,400	55,178,481
Options to purchase shares of common stock	19,313,492	11,877,250
Restricted shares subject to vesting	125,000	725,000
Shares of common stock issuable upon conversion of preferred stock	15,812,500	13,617,500

	78,040,392	81,398,231

9.	Commitments and Contingencies

Separation Agreement – Former Chief Executive Officer and Chairman of the Board of Directors

In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides that the Company shall continue to pay Dr. Platt his salary at a monthly rate of $21,667 for 24 months as well as health and dental benefits. The Company recognized the full amount of the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance was reflected in accrued expenses ($293,000) on the condensed consolidated balance sheet at December 31, 2010 and was paid to Dr. Platt on February 12, 2011.

The Separation Agreement also provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the GM-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 500,000 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 300,000 shares of common stock; or (iii) the renewed listing of our securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to nine months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company file a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestones as described, the Company has not accrued for the $1.0 million severance nor has it recognized the value of the unissued stock options as of June 30, 2011. When it is deemed probable that one or more of the milestone events will be achieved, the Company will then recognize the $1.0 million severance and the expense related to the issuance of the stock option at that time based on the then current fair value.

Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. There has been no material change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

From time to time, the Company is exposed to litigation relating to its operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on its financial condition or results of operations.

10.	Subsequent Events

The Company has evaluated all events or transactions that occurred through the date on which the financial statements were issued, noting the following:

In July 2011, a shareholder converted 5 shares of Series C to 50,000 shares of common stock and was issued a Series C Post Conversion Dividend Right under which the Company will continue to pay dividends until $100,000 for each share of Series C has been paid.

In July 2011, the Company entered into an agreement to amend its operating lease for office space to extend the lease for a period of one year, expiring on September 30, 2012, at a base rent of $235,000 for the term.

In July 2011, the Company entered into an operating lease for an apartment for Company executive use for a one-year term, ending July 2012, at a rate of $41,000 for the term.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under federal securities laws and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, legal proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to, without limitation, our early stage of development, our dependence on outside capital, uncertainties of our technology and clinical trials, uncertainties of regulatory approval requirements for our products, competition and stock price volatility in the biotechnology industry, limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports. The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto of Galectin Therapeutics appearing elsewhere herein.

Overview

Galectin Therapeutics is a development-stage company that is applying its leadership in galectin science and drug development to create new therapies for fibrotic disease and cancer. These candidates are based on our unique targeting of galectin proteins which are key mediators of biologic and pathologic function. Galectin Therapeutics uses naturally occurring carbohydrate polymers with galactose residues to create complex carbohydrates with specific molecular weights. Using these unique carbohydrate-based candidate compounds that bind and inhibit galectin proteins, we are pursuing therapies for indications where galectins have a demonstrated role in the pathogenesis of a particular disease. We focus on diseases with serious, life threatening consequences to patients, and those where current treatment options are limited. Our strategy is to establish clinical development approaches that add value to the Company in the shortest time possible, and to seek partners when the program becomes advanced and requires much greater resources.

Galectin Therapeutics leverages extensive scientific and development expertise as well as established relationships with outside sources to achieve cost effective and efficient development. We are pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in liver fibrosis, tumor vaccine enhancement, and colorectal cancer. All of our products are presently in development, including pre-clinical and clinical trials.

Since our inception on July 10, 2000, our focus has been the development of a new generation of polysaccharide polymers which are designed to increase survival and improve the quality of life for cancer patients. We adopted our new corporate name, Galectin Therapeutics, Inc., on May 26, 2011. Our lead product candidate is GM-CT-01 (formerly DAVANAT®). We hold the patent on GM-CT-01 without any licensing or royalty obligations.

At June 30, 2011, we had $7,984,000 of unrestricted cash to fund our operations. We believe that with the cash on hand at June 30, 2011, there is sufficient cash to fund operations through 2012. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Development of GM-CT-01 to Treat Cancer

In 2002, the Food and Drug Administration (“FDA”) granted an Investigational New Drug (“IND”) application for us to administer GM-CT-01 in combination with 5-FU to treat late-stage cancer patients with solid tumors. 5-FU is FDA-approved, and one of the most widely used chemotherapies for treatment of various types of cancer, including colorectal, breast and gastrointestinal. We believe that using GM-CT-01 in combination with 5-FU enables greater absorption of the chemotherapy in cancer cells while reducing its toxic side effects.

The FDA also has granted us an IND for GM-CT-01 to be administered with Avastin®, 5-FU and leucovorin in a combination therapy to treat early-stage colorectal cancer patients and an IND for GM-CT-01 to be administered with 5-FU to treat early stage bile duct cancer patients. In addition, the FDA also has granted us, on a case-by-case basis, the ability to treat patients with breast cancer in response to physicians’ requests for so-called “compassionate use”.

To date, GM-CT-01 has been administered to approximately 100 cancer patients. Data from a Phase II trial for end-stage colorectal cancer patients showed that GM-CT-01 in combination with 5-FU extended median survival to 6.7 months with significantly reduced side effects, as compared to 4.6 months for best standard of care as determined by the patients’ physicians. These clinical trials also showed that patients experienced fewer adverse side effects of the chemotherapy and required less hospitalization.

Our pre-clinical and clinical trial data also show that GM-CT-01 is well tolerated, safe and non-toxic.

On December 17, 2010, we met with officials from the FDA to present our Phase III clinical development program for GM-CT-01. Agreement was reached on the design of pivotal, randomized, controlled, and blinded Phase III clinical trials of GM-CT-01 co-administered with standard chemotherapy for second line treatment of patients with metastatic colorectal cancer.

We believe, based on the outcome of our clinical trials to date, that GM-CT-01, when co-administered with 5-FU or other chemotherapies or biologics is superior to the current standard of care. We plan to file an NDA for GM-CT-01in combination with other chemotherapies, biologics and/or vaccines.

Peter G. Traber, M.D., became our President and Chief Executive Officer on March 17, 2011. He formerly had been our interim Chief Medical Officer and has been a member of our Board of Directors since February 2009. Dr. Traber was President Emeritus and former Chief Executive Officer of Baylor School of Medicine. His previous positions include Senior Vice President of Clinical Development and Medical Affairs and Chief Medical Officer of GlaxoSmithKline, and Chief Executive Officer of the University of Pennsylvania Health System.

Cancer Immunotherapy: The Ludwig Institute of Cancer Research in Brussels, Belgium indicated that GM-CT-01 reactivates T-cell-dependent tumor cell killing that had been turned off by galectins secreted by cancer cells. The Ludwig Institute is planning to initiate a Phase 1/2 trial of GM-CT-01 for patients with advanced metastatic melanoma. Patients will receive a tumor-specific peptide vaccination combined with multiple systemic and intra-tumor doses of GM-CT-01 following the second month and subsequent month’s vaccine administration.

Cancer Chemotherapy: The Company is currently awaiting review of its application for marketing approval in Colombia, South America for the use of GM-CT-01 in combination with 5-FU for metastatic colorectal cancer. We expect that GM-CT-01 will be commercialized by Galectin Therapeutics’ partner Pro-Caps in Colombia, pending regulatory approval in that country.

Development of GM and GR Series to Treat Fibrosis

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

In December 2010, we announced an extension of our research collaboration with Mount Sinai School of Medicine which began in 2006 to evaluate, in pre-clinical models, the anti-fibrotic effects of several of our novel, Galectin-targeting compounds. Mount Sinai has one of the world’s largest, most productive and well-respected liver disease investigation programs.

Dr. Scott Friedman, Chief of Liver Diseases, Division of Medicine at Mount Sinai, has performed pioneering research into the underlying causes of scarring, or fibrosis associated with chronic liver disease, which affects millions worldwide. Dr. Friedman was among the first to isolate and characterize the hepatic stellate cell, which is the key cell type responsible for scar production in liver.

In initial experiments in Dr. Friedman’s laboratory, our polysaccharide compounds that target galectin receptors markedly reduced the markers of fibrosis in cultured stellate cells and reversed the formation of fibrotic tissue in diseased rat livers. In the extension of our research collaboration, he and his team will be testing several of our galactomannans and rhamnogalacturonans as galectin blockers in liver anti-fibrotic therapies. Specifically Dr. Friedman will complete the in vitro and in vivo analysis of several of our compounds for anti-fibrotic efficacy and mechanism of action using state of-the-art molecular methods to assess fibrosis, fibrogenic gene expression and liver function. We expect this work will lead to an IND to begin clinical investigations.

Agreement with PROCAPS S.A.

On March 25, 2010, we granted PROCAPS S.A. (“PROCAPS”) exclusive rights to market and sell GM-CT-01 to treat cancer in Colombia, South America. PROCAPS is an international, privately held pharmaceutical company based in Barranquilla, Colombia. Under terms of the agreement, PROCAPS is responsible for obtaining regulatory and pricing approval in Colombia. PROCAPS is responsible for the vial filling, packaging, marketing and distribution of GM-CT-01 in the region. In October 2010, we received a payment of $200,000 and shipped GM-CT-01 to PROCAPS to be used by PROCAPS to qualify its vial filling process and to replicate our stability study. We recorded the $200,000 payment from PROCAPS as deferred revenue on the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 and will recognize the revenue when the remaining deliverables of the agreement have been completed.

Qualifying Therapeutic Discovery Project

In October 2010, we were awarded $489,000 total in two federal grants under the Qualifying Therapeutic Discovery Project (“QTDP”) Program for our GM-CT-01 anti-cancer compound and GR/GM-Series of anti-fibrotic, cirrhosis compounds for work performed during 2010 and 2009. We received $255,000 of the grant in 2010 and the remaining $234,000 was received in 2011 and was included in grants receivable on the consolidated balance sheet at December 31, 2010.

Results of Operations

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Research and Development Expense.

	Three Months		Six Months		2011 as Compared to 2010
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2011	2010	2011	2010	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$1,291	$234	$2,035	$363	$ 1,057	452%	$1,672	461%

We generally categorize research and development expenses as either direct external expenses, comprised of amounts paid to third party vendors for services, or all other research and development expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and pre-clinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We have one product candidate – GM-CT-01 – in clinical trials at this time. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the three and six-months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Direct external expenses:	(in thousands)
Clinical programs	$133	$133	$222	$141
Pre-clinical activities	358	-	374	11
All other research and development expenses	800	101	1,439	211

	$1,291	$234	$2,035	$363

Clinical program and pre-clinical expenses for the three and six months ended June 30, 2011, increased compared to the same periods in 2010, due primarily to increased pre-clinical activity on our fibrosis program and clinical program activity related to GM and GR compounds. Other research and development expense increased primarily due to increased employee stock-based compensation ($614,000 and $1,129,000 increase for the three and six months, respectively) and payroll expenses ($80,000 and $94,000 increase for the three and six month periods, respectively) as employee salaries returned to more normal levels and our research and development headcount increased.

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

General and Administrative Expense.

	Three Months		Six Months		2011 as Compared to 2010
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2011	2010	2011	2010	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,700	$1,116	$2,969	$2,019	$584	52%	$950	47%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the increase for the three and six months ended June 30, 2011 as compared to the same periods in 2010 is due to increased payroll ($51,000 and $142,000 increase for the three and six month periods, respectively) as employee salaries returned to more normal levels from the reductions during the prior periods, increased legal and accounting costs ($183,000 and $448,000 increase for the three and six month periods, respectively) related primarily to our re-branding and name change, employee stock-based compensation costs ($313,000 and $351,000 increase for the three and six month periods, respectively), offset by decreased business development expenses ($97,000 and $61,000 decrease for the three and six month periods, respectively).

Other Income and Expense. Other income and expense for the three and six months ended June 30, 2011 was an expense of $136,000 and $515,000, respectively, and during the three and six months ended June 30, 2010 was an expense of $304,000 and $1,410,000, respectively, related primarily to the change in fair value of warrant liabilities. At June 30, 2011 the Company has no further liabilities related to warrants.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of June 30, 2011, we raised a net total of $57.1 million from these offerings. At June 30, 2011, we had $7,984,000 of unrestricted cash and cash equivalents available to fund future operations.

We believe that with the cash on hand at June 30, 2011, there is sufficient cash to fund operations through 2012. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital before the end of 2012, we may be required to cease operations or seek bankruptcy protection.

Net cash used in operations increased by $1,191,000 to $2,883,000 for the six months ended June 30, 2011, as compared to $1,692,000 for the six months ended June 30, 2010. Cash operating expenses increased principally due to increased research and development activities and increased general and administrative expenses.

Cash used in investing activities during the six months ended June 30, 2011 consisted of an increase in restricted cash by $5,000 as compared to no cash used in or provided by investing activities during the same period in 2010.

Net cash provided by financing activities was $4,981,000 during the six months ended June 30, 2011 as compared to $4,304,000 during the six months ended June 30, 2010, due primarily to the transactions described below.

In January 2011, we issued and sold 13 shares of Series C Preferred Stock for net proceeds of $130,000.

During the six months ended June 30, 2011, we issued 8,198,794 shares of common stock for the exercise of common stock warrants and 913,000 shares of common stock for the exercise of common stock options, resulting in net proceeds of $4,617,000 and $234,000, respectively.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at June 30, 2011, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$304	$245	$59	$—	$—

Total payments due under contractual obligations	$304	$245	$59	$—	$—

Operating leases. On May 1, 2006, we entered into an operating lease for office space. The lease commenced on August 11, 2006, and extends for five years and terminates on September 30, 2011. The lease provides for annual base rental payments of $235,000 in the first year, increasing in each subsequent lease year to $244,000, $253,000, $263,000 and $273,000, respectively. In addition to base rental payments included in the contractual obligations table above, we are responsible for our pro-rata share of increases in the operating expenses for the building after calendar year 2006 and taxes for the building after fiscal year 2007. We have the option to extend the term of the lease for an additional five year period at the prevailing market rate at the time of exercise. In connection with this lease, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of $59,000. In July 2011, we entered into an agreement to amend this lease to extend the term for a period of one year, expiring on September 30, 2012, at a base rent of $235,000 for the period.

In July 2011, we entered into an operating lease for an apartment for Company executive use for a one-year term, ending July 2012, at a rate of $41,000 for the term.

Separation agreement. In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides that the Company shall continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months as well as medical and dental benefits. The Company recognized the full amount of the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance is reflected in accrued expenses ($293,000) on the condensed consolidated balance sheet at December 31, 2010 and was paid to Dr. Platt on February 12, 2011.

The Separation Agreement also provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the GM-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 500,000 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 300,000 shares of common stock; or (iii) the renewed listing of our securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to nine months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company file a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestones as described, the Company has not accrued for the $1.0 million severance nor has it recognized the value of the unissued stock options as of June 30, 2011. When it is deemed probable that one or more of the milestone events will be achieved, the Company will then recognize the $1.0 million severance and the expense related to the issuance of the stock option at that time based on the then current fair value.

Other. We have engaged outside vendors for certain services associated with our clinical trials. These services are generally available from several providers and, accordingly, our arrangements are typically cancelable on 30 days notice.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934) and concluded that, as of June 30, 2011, our disclosure controls and procedures were effective. During the quarter ended June 30, 2011, no change in our internal control over financial reporting has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There has been no material change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

From time to time, the Company is exposed to litigation relating to its operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on its financial condition or results of operations.

Item 1A.	Risk Factors

The risks we face, as set forth Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, have not changed materially during the three months ended June 30, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, the Company issued and sold 536,322 shares of its common stock pursuant to warrants issued and sold in February 2006 in reliance on the registration exemption set forth in Section 4(2) of the Securities Act and Rule 506 thereunder.

Item 3.  Defaults upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit Number	Description of Document	Note Reference

3.1	Articles of Incorporation of Pro Pharmaceuticals, Inc., dated January 23, 2001, as filed with the Secretary of State of the State of Nevada.	1

3.2	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 28, 2004.	2

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007.	3

3.4	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 29, 2008.	4

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on February 11, 2009.	5

3.6	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 27, 2009.	6

3.7	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on August 12, 2009.	7

3.8	Certificate of Amendment No. 2 to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on February 17, 2010.	8

3.9	Certificate of Amendment No. 3 to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on August 12, 2010.	9

3.10	Certificate of Amendment with respect to the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on January 26, 2011.	10

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series C Super Dividend Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on December 30, 2010.	11

3.12	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 26, 2011.	13

10.9	Agreement Dated April 22, 2011 Between Pro-Pharmaceuticals, Inc. and Sigma-Aldrich, Inc.	12

10.10	Employment Agreement dated May 26, 2011 between Peter Traber, and Galectin Therapeutics, Inc.	13

10.11	Employment Agreement dated June 28, 2011 between James C. Czirr, and Galectin Therapeutics, Inc.	14

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit Number	Description of Document	Note Reference
31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

1.	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.
2.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2004.

3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.

4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2008.

5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2009.
7.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2009.
8.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2010.
9.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2010.
10.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2011.
11.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2011.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2011.

14. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2011.

GALECTIN THERAPEUTICS, INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President

/s/ Anthony D. Squeglia
Name:	Anthony D. Squeglia
Title:	Chief Financial Officer