Form 10-Q
period 2011-09-30
GALECTIN THERAPEUTICS INC
filed 2011-11-10
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2011 was 77,060,181.

GALECTIN THERAPEUTICS, INC.

(FORMERLY PRO-PHARMACEUTICALS, INC.)

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED September 30, 2011

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2011 (unaudited)	4
	Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2011 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2011 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	(removed and reserved)	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits	21

SIGNATURES		22

GALECTIN THERAPEUTICS, INC.

(FORMERLY PRO-PHARMACEUTICALS, INC.)

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2011	December 31, 2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,944	$5,891
Grant receivable	—	234
Prepaid expenses and other current assets	51	70

Total current assets	7,995	6,195

Property and equipment, net	7	7
Restricted cash	64	59
Intangible assets, net	37	39

Total assets	$8,103	$6,300

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$198	$125
Accrued expenses	417	537
Accrued dividends payable	—	48
Deferred revenue	200	200
Warrant liabilities	—	861

Total current liabilities	815	1,771

Other long-term liabilities	—	12

Total liabilities	815	1,783

Commitments and contingencies (Note 7 and Note 9)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at September 30, 2011 and December 31, 2010, redemption value: $1,800,000, liquidation value: $1,800,000 at September 30, 2011	1,677	1,664
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized at September 30, 2011 and December 31, 2010, 2,100,000 issued and outstanding at September 30, 2011 and December 31, 2010, redemption value: $4,200,000, liquidation value of $4,200,000 at September 30, 2011	2,634	2,474
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 220 and 212 issued and outstanding at September 30, 2011 and December 31, 2010, respectively, redemption value: $4,202,000, liquidation value: $2,200,000 at September 30, 2011	2,154	2,073

Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at September 30, 2011 and December 31, 2010, 8,001,000 designated at September 30, 2011 and December 31, 2010
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,562,500 and 1,592,500 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	632	644
Common stock, $0.001 par value; 300,000,000 shares authorized at September 30, 2011 and December 31, 2010, 76,907,440 and 63,909,155 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	77	64
Additional paid-in capital	65,533	54,022
Deficit accumulated during the development stage	(65,419)	(56,424)

Total stockholders’ equity (deficit)	823	(1,694)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$8,103	$6,300

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS, INC.

(FORMERLY PRO-PHARMACEUTICALS, INC.)

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended		Cumulative Period from Inception (July 10, 2000)
	September 30,		September 30,		to September 30,
	2011	2010	2011	2010	2011
	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$655	$313	$2,690	$676	$22,221
General and administrative	1,378	899	4,347	2,918	39,154

Total operating expenses	2,033	1,212	7,037	3,594	61,375

Total operating loss	(2,033)	(1,212)	(7,037)	(3,594)	(61,375)

Other income (expense):
Interest income	5	3	14	4	790
Interest expense	—	—	—	—	(4,451)
Change in fair value of convertible debt instrument	—	—	—	—	(3,426)
Change in fair value of warrant liabilities	—	100	(524)	(1,311)	9,022
Other income	—	—	—	—	491

Total other income (expense)	5	103	(510)	(1,307)	2,426

Net loss	$(2,028)	$(1,109)	$(7,547)	$(4,901)	$(58,949)

Preferred stock dividends	(253)	(239)	(1,275)	(664)	(2,966)
Preferred stock accretion	(58)	(551)	(173)	(1,626)	(3,758)

Net loss applicable to common stockholders	$(2,339)	$(1,899)	$(8,995)	$(7,191)	$(65,673)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)	$(0.13)	$(0.13)
Weighted average common shares outstanding – basic and diluted	74,118	58,764	70,181	54,268

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS, INC.

(FORMERLY PRO-PHARMACEUTICALS, INC.)

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

(in thousands except share data)

							Stockholders’ Equity (Deficit)
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2010	900,000	$1,664	2,100,000	$2,474	212	$2,073	1,592,500	$644	63,909,155	$64	$54,022	$(56,424)	$(1,694)

Accretion of Series B redeemable convertible preferred stock		13		119								(132)	(132)

Accretion of beneficial conversion feature for Series B-2				41								(41)	(41)

Issuance of Series C super dividend convertible preferred stock					13	130							—

Series A 12% convertible preferred stock dividend									181,925		180	(133)	47

Series B-1 12% redeemable convertible preferred stock dividend									290,303		314	(314)	—

Series B-2 12% redeemable convertible preferred stock dividend									677,371	1	730	(731)	—

Series C super dividend convertible preferred stock dividend									102,392		97	(97)	—

Issuance of restricted common stock									125,000				—

Issuance of common stock upon exercise of warrants									10,628,294	11	7,208		7,219

Issuance of common stock upon exercise of options									913,000	1	233		234

Conversion of Series A to common stock							(30,000)	(12)	30,000		12		—

Conversion of Series C to common stock					(5)	(49)			50,000		49		49

Stock-based compensation expense											2,688		2,688

Net loss												(7,547)	(7,547)

Balance at September 30, 2011	900,000	$1,677	2,100,000	$2,634	220	$2,154	1,562,500	$632	76,907,440	$77	$65,533	$(65,419)	$823

See notes to unaudited condensed consolidated financial statements

GALECTIN THERAPEUTICS, INC.

(FORMERLY PRO-PHARMACEUTICALS, INC.)

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30,
	2011	2010	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,547)	$(4,901)	$(58,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7	11	544
Stock-based compensation expense	2,688	1,575	9,025
Non-cash interest expense	—	—	4,279
Change in fair value of convertible debt instrument	—	—	3,426
Change in fair value of warrant liabilities	524	1,311	(9,022)
Write off of intangible assets	—	—	351

Changes in operating assets and liabilities:
Grant receivable	234	—	—
Prepaid expenses and other current assets	19	3	(48)
Accounts payable and accrued expenses	(47)	(228)	883
Other long-term liabilities	(12)	(290)	—

Net cash used in operating activities	(4,134)	(2,519)	(49,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5)	—	(426)
Change in restricted cash	(5)	—	(64)
Increase in patents costs and other assets	—	—	(404)

Net cash used in investing activities	(10)	—	(894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	—	28,690
Net proceeds from issuance of Series A preferred stock and related warrants	—	—	1,691
Net proceeds from issuance of Series B-1 preferred stock and related warrants	—	—	1,548
Net proceeds from issuance of Series B-2 preferred stock and related warrants		1,463	3,935
Net proceeds from issuance of Series C preferred stock	130	—	2,203
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	—	(1,641)
Proceeds from exercise of common stock warrants and options	6,067	3,619	11,293
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	6,197	5,082	58,349

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,053	2,563	7,944
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,891	251	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,944	$2,814	$7,944

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$—	$1,029	$5,037
Conversion of accrued expenses into common stock	—	—	303
Cashless exercise of stock options	—	—	98
Conversion and redemption of convertible notes and accrued interest into common stock	—	—	12,243
Conversion of extension costs related to convertible notes into common stock			171

Payment of preferred stock dividends in common stock	1,321	716	3,012
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS, INC.

(FORMERLY PRO-PHARMACEUTICALS, INC.)

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 2011 and the results of its operations for the three and nine months ended September 30, 2011 and 2010 and the cumulative period from inception (July 10, 2000) through September 30, 2011 and its cash flows for the nine months ended September 30, 2011 and 2010, and for the cumulative period from inception (July 10, 2000) to September 30, 2011. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2010.

As shown in the unaudited condensed consolidated financial statements, the Company incurred cumulative net losses applicable to common stockholders of approximately $65.7 million for the cumulative period from inception (July 10, 2000) through September 30, 2011. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest and the costs related to fair value accounting for the Company’s convertible debt instrument and warrant liabilities. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. From inception (July 10, 2000) through September 30, 2011, the Company has raised a net total of approximately $58.3 million in capital through sale and issuance of common stock, common stock warrants, convertible preferred stock, redeemable convertible preferred stock, convertible debt securities in public and private offerings and the exercise of common stock options and warrants. From inception (July 10, 2000) through September 30, 2011, the Company has used approximately $49.5 million of cash in its operations.

At September 30, 2011, the Company had $7,944,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes that with the funds on hand at September 30, 2011, there is sufficient cash to fund core operations through the first quarter of 2013. The Company is actively seeking to raise additional capital. If the Company is unsuccessful in raising additional capital before the end of the first quarter of 2013, the Company may be required to cease operations or seek bankruptcy protection.

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

2.	Agreement with PROCAPS S.A. and Research Grants

Agreement with PROCAPS S.A.

On March 25, 2010, the Company granted PROCAPS S.A. (“PROCAPS”) (in the form of a definitive term sheet) exclusive rights to market and sell GM-CT-01 (formerly DAVANAT®) to treat cancer in Colombia, South America. PROCAPS is an international, privately held pharmaceutical company based in Barranquilla, Colombia. In October 2010, the Company received a payment of $200,000 and shipped GM-CT-01 to PROCAPS to be used by PROCAPS to qualify its vial filling process and to replicate the Company’s stability study. The Company recorded the $200,000 payment from PROCAPS as deferred revenue on the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 and will recognize the revenue when the remaining deliverables of the collaboration agreement have been completed.

On October 18, 2011, the Company entered into a Collaboration, Supply, Marketing and Distribution Agreement (the “Agreement”) with PROCAPS. The Agreement grants PROCAPS first negotiation rights to enter into similar agreements in other Central and South American countries. The Company is the sole manufacturer and supplier of GM-CT-01 to PROCAPS. The Agreement obligates PROCAPS to procure regulatory approvals necessary for the marketing and sale of GM-CT-01 naming the Company as the owner of such approvals to the extent permitted by law, or alternatively hold the approvals for the Company’s benefit. PROCAPS must pay the Company a stated fee for each dose it purchases and royalties at an incremental rate determined by annual net sales of GM-CT-01. The Company retains all intellectual property rights to GM-CT-01 and related products and PROCAPS may not produce, modify, reverse engineer, or otherwise interfere with the GM-CT-01 compound. PROCAPS may not manufacture or sell products that compete with GM-CT-01 during the term of the Agreement and for five years thereafter.

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

3.	Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock and common stock warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Research and development	$270	$60	$1,407	$239
General and administrative	379	244	1,281	1,336

Total stock-based compensation expense	$649	$304	$2,688	$1,575

Included in stock-based compensation for the three and nine months ended September 30, 2011 was $119,000 of research and development expenses accrued for at June 30, 2011. Included in stock-based compensation for the nine months ended September 30, 2010 was $70,000 of research and development expenses and $295,000 of general and administrative expenses which were accrued for as bonuses as of December 31, 2009 and which were paid with the issuance of options in 2010.

Common Stock Options

The following table summarizes the stock option activity in the Company’s equity incentive plans from December 31, 2010 through September 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	11,794,250	$1.07
Granted	9,961,242	1.17
Exercised	(913,000)	0.20
Options forfeited/cancelled	(1,609,000)	1.32

Outstanding, September 30, 2011	19,233,492	$1.14

As of September 30, 2011, there was $7,567,000 of unrecognized compensation related to 8,164,263 unvested options, which is expected to be recognized over a weighted–average period of approximately 3.2 years. The weighted-average grant date fair value for options granted during the three and nine months ended September 30, 2011 was $1.00 and $1.02, respectively. The weighted-average grant date fair value for options granted during the nine months ended September 30, 2010 was $0.26; there were no options granted during the three months ended September 30, 2010.

Of the options granted during the nine months ended September 30, 2011, 1,000,000 vest only upon the achievement of certain market conditions (500,000 and 500,000 upon the Company achieving a market capitalization of $5 billion and $10 billion, respectively). These market condition stock option awards were valued at $1,006,000 using a Monte Carlo model and will be recognized over a weighted average period of 5.5 years. Assumptions used to value these options included the following: annualized volatility of 110%, annualized drift/risk-free interest rate of 3.5% and a forecast horizon/life of 10 years.

The fair value of the options granted, other than as noted, is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30,
	2011	2010	2011
Risk-free interest rate	1.93%	2.38%	2.24%
Expected life of the options	5.1 years	5 years	5.1 years
Expected volatility of the underlying stock	121%	126%	116%
Expected dividend rate	0%	0%	0%

Restricted Stock.

During the year ended December 31, 2009, the Company granted 2,500,000 shares of restricted common stock to members of its Board of Directors. Of the 2,500,000 shares, 2,343,750 were vested as of December 31, 2010 and the remaining 156,250 vested during the nine months ended September 30, 2011. The restricted shares were valued at $450,000 ($0.18 per share) at the date of grant, which was recognized over the vesting period.

During the nine months ended September 30, 2011, the Company issued 125,000 shares of restricted common stock to a consultant. These shares are restricted until November 15, 2011 and any unvested shares are subject to forfeiture upon termination and would revert back to the Company. At September 30, 2011 there were 125,000 restricted shares remaining. The restricted shares were valued at $108,000 ($0.86 per share) at September 30, 2011 and will be adjusted for unvested shares and will be recognized over the vesting period. During the three and nine months ended September 30, 2011, the Company recognized $16,000 and $96,000 of stock-based compensation, respectively.

The following table summarizes restricted stock activity from December 31, 2010 through September 30, 2011:

Shares
Restricted, December 31, 2010	156,250
Granted	125,000
Vested	(156,250)

Restricted, September 30, 2011	125,000

4.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Legal and accounting fees	$86	$94
Accrued compensation	58	87
Severance agreement (Note 9)	—	293
Legal settlement	175	13
Other	98	50

Total	$417	$537

5.	Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2010 through September 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	51,515,194	$0.63
Granted	—	0.00
Exercised	(10,628,294)	0.55
Forfeited/cancelled	(846,500)	0.89

Outstanding, September 30, 2011	40,040,400	$0.66

Consultant Warrants

In April 2009, the Company entered into agreements with consultants that provided for the grant of warrants for 330,000 shares of common stock at an exercise price of $0.50 per share. Of the 330,000 warrants, 200,000 remained unvested as of September 30, 2011. The Company valued the unvested warrants at $95,000 as of September 30, 2011 using the following assumptions: expected life of 1.54 years, volatility of 80%, risk free interest rate of 0.25% and zero dividends. The Company recognized a reversal of expense related to the 200,000 warrants of $36,000 and $16,000 for the three and nine months ended September 30, 2011, respectively. The Company recognized expense of $23,000 and $79,000 for the three and nine months ended September 30, 2010.

In May 2010, the Company entered into an agreement with a consultant that provided for the grant of warrants for 72,000 shares of common stock at an exercise price of $2.50 per share. The warrants vested at a rate of 3,000 per month and the unvested warrants were revalued as they vested. The following assumptions were used to value the warrants for the nine months ended September 30, 2011: an expected life of 2.99 to 3.32 years, volatility of 128% to 130%, risk free interest rate of 0.79% to 1.29% and zero dividends. At September 30, 2011, 45,000 warrants were vested and 27,000 were forfeited upon cancellation of the agreement. The company recognized an expense of $12,000 related to these warrants during the nine months ended September 30, 2011. The company recognized an expense of $4,000 and $15,000 related to these warrants during the three and nine months ended September 30, 2010.

In August 2010, the Company entered into an agreement with a consultant, who was also a board member, which provided for the grant of warrants for 600,000 shares of common stock at an exercise price of $0.71 per share. Of the 600,000 warrants, 150,000 vested immediately on signing of the agreement, 150,000 vest at the end of one year and the remaining 300,000 warrants were to vest based on the achievement of certain milestones. The following assumptions were used to value the remaining unvested warrants on March 7, 2011 at the date the consultant effectively became an employee of the Company: an expected life of 4.28 years, volatility of 135%, risk free interest rate of 1.705% and zero dividends. Pursuant to an employment agreement entered into in May 2011 with the consultant, all remaining unvested warrants were immediately vested. The Company recognized expense of $340,000 related to these warrants during the nine months ended September 30, 2011. The Company recognized an expense of $60,000 and $160,000 related to these warrants during the three and nine months ended September 30, 2010.

6.	Fair Value of Financial Instruments

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s financial liabilities were classified as Level 2. These Level 2 liabilities consisted of warrant liabilities at December 31, 2010 and have been valued using the Black-Scholes pricing model. The Company did not have any warrant liabilities at September 30, 2011.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

December 31, 2010
Risk free interest rate	0.19%
Expected life	0.62 years
Expected volatility of common share price	70%
Common share price	$0.90

Below is a summary of our fair value measurements at December 31, 2010:

	Value at Period End	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Warrant liabilities	$861	$—	$861	$—

The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

7.	Preferred Stock

Series B Convertible Preferred Stock

Through a series of closings from February 2009 through May 2010, the Company issued and sold a total of (i) 900,000 shares of Series B-1 convertible preferred stock (“Series B-1 redeemable convertible preferred stock” or “Series B-1”) and related common stock warrants for 10,800,000 shares of common stock and (ii) 2,100,000 shares of Series B-2 convertible preferred stock (“Series B-2 redeemable convertible preferred stock” or “Series B-2” and together with the Series B-1, the “Series B”) and related warrants for 25,200,000 shares of common stock. During the nine months ended September 30, 2010, the Company issued 770,000 shares of Series B-2 and related warrants, for net proceeds of $1,463,000. Pursuant to an agreement with the holder of all shares of Series B, on January 26, 2011, the Company amended and restated the Certificate of Designation of Preferences, Rights and Limitations for the Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, as previously amended, to (i) delete Section 5(c) (entitled “Mandatory Conversion”) in order to remove the Company’s right to compel conversion of the Series B Preferred Stock to shares of its Common Stock, (ii) amend the definitions in Section 1 (entitled “Definitions”) of the terms “Series B-1 Redemption Date” and the “Series B-2 Redemption Date” in order to extend such redemption dates to be the earlier of February 12, 2019, or the date of a promissory note issued to David Platt, Ph.D. pursuant to a separation agreement between him and the Company, (iii) amend Section 3 (entitled “Dividends”) such that dividends are payable in cash or shares of Common Stock valued at 100% of the volume weighted average price of the Common Stock for the 20 consecutive trading days prior to the dividend payment date on and after September 30, 2011, and (iv) insert new Section 5(d) (entitled “Automatic Conversion Upon Transfer”) to require that any request for transfer of shares of Series B Preferred Stock to another holder shall result in an automatic conversion to shares of Common Stock.

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

In July 2011, 5 shares of Series C were converted into 50,000 shares of common stock and 5 Series C Post Conversion Dividend Rights (Dividend Rights) were issued. Per the terms of the Series C, these Dividend Rights shall continue to participate in dividends, however the Floor shall not apply. At September 30, 2011, these Dividend Rights were determined to have a de minimis value, as the payment of a dividend is considered improbable at this time. At September 30, 2011, these five Dividend Rights have a redemption value of $97,000.

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

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheet at September 30, 2011 and December 31, 2010.

Voting Rights. The Series C shares have no voting rights.

8.	Loss Per Share

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and nine month periods ended September 30, 2011 and 2010, all stock options, warrants and potential shares related to conversion of the Series A, the Series B and the Series C were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	September 30, 2011 (Shares)	September 30, 2010 (Shares)
Warrants to purchase shares of common stock	40,040,400	54,144,344
Options to purchase shares of common stock	19,233,492	11,829,250
Restricted shares subject to vesting	125,000	412,500
Shares of common stock issuable upon conversion of preferred stock	15,762,500	13,592,500

	75,161,392	79,978,594

9.	Commitments and Contingencies

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

The Separation Agreement also provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the GM-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 500,000 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 300,000 shares of common stock; or (iii) the renewed listing of our securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to nine months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger the Company’s obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestones as described, the Company has not accrued for the $1.0 million severance nor has it recognized the value of the unissued stock options as of September 30, 2011. When it is deemed probable that one or more of the milestone events will be achieved, the Company will then recognize the $1.0 million severance and the expense related to the issuance of the stock option at that time based on the then current fair value.

Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, the Company has no pending legal proceedings except as follows:

In January 2003, Custom Equity Research, Incorporated (d/b/a Summer Street Research Partners) filed a lawsuit against the Company alleging breach of contract, among other claims, based on an engagement letter in which Summer Street agreed to provide investment services to us. We denied the claims and believed they were without merit. In January 2011, the Company learned that Maxim Group, which the Company had previously engaged as a placement agent, had been named respondent in an arbitration matter with the Financial Industry Regulatory Authority (FINRA) initiated by Summer Street, for which the Company was obligated to indemnify Maxim Group. After consideration of the continued costs of litigation, the Company settled both matters for an amount that is not material to our balance sheet or our cash position. Subsequent to the execution of the settlement agreement, but before the settlement proceeds were paid, a dispute arose with Summer Street regarding the scope of a release of unrelated claims that Summer Street has requested be provided by Maxim Group. Motions for the enforcement of the settlement agreement are currently pending in the litigation and in the arbitration. In the event the motions are not granted, the litigation and/or arbitration may resume.

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

The Company has evaluated all events or transactions that occurred through the date on which the financial statements were issued, noting the following:

As described in Note 2, on October 18, 2011, the Company entered into a Collaboration, Supply, Marketing and Distribution Agreement with PROCAPS.

As described in Note 9, on October 21, 2011, the Company entered into a settlement agreement with Summer Street.

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

Since our inception on July 10, 2000, our focus has been the development of a new generation of polysaccharide polymers which are designed to increase survival and improve the quality of life for liver fibrosis and cancer patients. We adopted our new corporate name, Galectin Therapeutics, Inc., on May 26, 2011. Our lead product candidate is GM-CT-01 (formerly DAVANAT®). We hold the patent on GM-CT-01 without any licensing or royalty obligations.

At September 30, 2011, we had $7,944,000 of unrestricted cash to fund our operations. We believe that with the cash on hand at September 30, 2011, there is sufficient cash to fund core operations through the first quarter of 2013. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Development of GM and GR Series to Treat Fibrosis

We are developing therapeutic compounds for treatment of serious disease, such as liver fibrosis. The GM and GR series of compounds are first-in-class, novel carbohydrate compounds that significantly reduced collagen expression and reversed fibrosis in animal models.

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

In initial experiments in Dr. Friedman’s laboratory, our polysaccharide compounds that target galectin receptors markedly reduced the markers of fibrosis in cultured stellate cells and reversed the formation of fibrotic tissue in diseased rat livers. In the extension of our research collaboration, he and his team will be testing several of our galactomannans and rhamnogalacturonans as galectin blockers in liver anti-fibrotic therapies. Specifically Dr. Friedman will complete the in vitro and in vivo analysis of several of our compounds for anti-fibrotic efficacy and mechanism of action using state of-the-art molecular methods to assess fibrosis, fibrogenic gene expression and liver function. Additionally, we are testing our compounds in three different models of liver fibrosis with commercial laboratories. We expect this work will lead to an IND to begin clinical investigations.

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

Development of GM-CT-01 to Treat Cancer

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

On December 17, 2010, we met with officials from the FDA to present our Phase III clinical development program for GM-CT-01. Agreement was reached on the design of pivotal, randomized, controlled, and blinded Phase III clinical trials of GM-CT-01 co-administered with standard chemotherapy for second line treatment of patients with metastatic colorectal cancer. At the present time, we will not be initiating Phase III clinical trials as we await more experience from the Ludwig clinical trial on the immunologic effects of GM-CT-01.

Agreement with PROCAPS S.A.

On March 25, 2010, we granted PROCAPS S.A. (in the form of a definitive term sheet) exclusive rights to market and sell GM-CT-01 to treat cancer in Colombia, South America. PROCAPS is an international, privately held pharmaceutical company based in Barranquilla, Colombia. In October 2010, we received a payment of $200,000 and shipped GM-CT-01 to PROCAPS to be used by PROCAPS to undertake initial steps contemplated by the term sheet. We recorded the $200,000 payment from PROCAPS as deferred revenue on the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 and will recognize the revenue when the remaining deliverables of the agreement have been completed.

On October 18, 2011, we entered into a Collaboration, Supply, Marketing and Distribution Agreement (the “Agreement”) with PROCAPS. The Agreement grants PROCAPS first negotiation rights to enter into similar agreements in other Central and South American countries. We are the sole manufacturer and supplier of GM-CT-01 to PROCAPS. The Agreement obligates PROCAPS to procure regulatory approvals necessary for the marketing and sale of GM-CT-01 naming us as the owner of such approvals to the extent permitted by law, or alternatively hold the approvals for our benefit. PROCAPS must pay us a stated fee for each dose it purchases and royalties at an incremental rate determined by annual net sales of GM-CT-01. We retain all intellectual property rights to GM-CT-01 and related products and PROCAPS may not produce, modify, reverse engineer, or otherwise interfere with the GM-CT-01 compound. PROCAPS may not manufacture or sell products that compete with GM-CT-01 during the term of the Agreement and for five years thereafter.

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

Results of Operations

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Research and Development Expense.

	Three Months		Nine Months		2011 as Compared to 2010
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2011	2010	2011	2010	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$655	$313	$2,690	$676	$342	109%	$2,014	298%

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

Our research and development expenses for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Direct external expenses:
Clinical programs	$110	$196	$332	$338
Pre-clinical activities	209	14	583	24
All other research and development expenses	336	103	1,775	314

	$655	$313	$2,690	$676

Clinical program and pre-clinical expenses for the three and nine months ended September 30, 2011, increased compared to the same periods in 2010, due primarily to increased pre-clinical activity on our fibrosis program and clinical program activity related to GM and GR compounds. Other research and development expense increased primarily due to increased employee stock-based compensation ($210,000 and $1,288,000 increase for the three and nine months, respectively) and payroll expenses ($79,000 and $173,000 increase for the three and nine month periods, respectively) as employee salaries returned to more normal levels and our research and development headcount increased.

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

General and Administrative Expense.

	Three Months		Nine Months		2011 as Compared to 2010
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2011	2010	2011	2010	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,378	$899	$4,347	$2,918	$479	53%	$1,429	49%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the increase for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 is due to increased payroll ($112,000 and $255,000 increase for the three and nine month periods, respectively) as employee salaries returned to more normal levels from the reductions during the prior periods and an additional employee starting in Q2 2011, increased legal costs ($58,000 and $454,000 increase for the three and nine month periods, respectively) related primarily to our re-branding and name change, employee stock-based compensation costs ($207,000 and $531,000 increase for the three and nine month periods, respectively), offset by decreased business development expenses ($119,000 and $180,000 decrease for the three and nine month periods, respectively). Additionally, we settled litigation in October 2011 and recognized $162,000 of related expense during the three and nine months ended September 30, 2011.

Other Income and Expense. Other income and expense for the three and nine months ended September 30, 2011 was income of $5,000 and expense of $510,000, respectively, and during the three and nine months ended September 30, 2010 was income of $103,000 and expense of $1,307,000, respectively, related primarily to the change in fair value of warrant liabilities. At September 30, 2011 the Company has no further liabilities related to warrants.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of September 30, 2011, we raised a net total of $58.3 million from these offerings. At September 30, 2011, we had $7,944,000 of unrestricted cash and cash equivalents available to fund future operations.

We believe that with the cash on hand at September 30, 2011, there is sufficient cash to fund core operations through the first quarter of 2013. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital before the end of the first quarter of 2013, we may be required to cease operations or seek bankruptcy protection.

Net cash used in operations increased by $1,615,000 to $4,134,000 for the nine months ended September 30, 2011, as compared to $2,519,000 for the nine months ended September 30, 2010. Cash operating expenses increased principally due to increased research and development activities and increased general and administrative expenses.

Cash used in investing activities during the nine months ended September 30, 2011 consisted of an increase in restricted cash by $5,000 and equipment purchases of $5,000 as compared to no cash used in or provided by investing activities during the same period in 2010.

Net cash provided by financing activities was $6,197,000 during the nine months ended September 30, 2011 as compared to $5,082,000 during the nine months ended September 30, 2010, due primarily to the transactions described below.

In January 2011, we issued and sold 13 shares of Series C Preferred Stock for net proceeds of $130,000.

During the nine months ended September 30, 2011, we issued 10,628,294 shares of common stock for the exercise of common stock warrants and 913,000 shares of common stock for the exercise of common stock options, resulting in net proceeds of $5,833,000 and $234,000, respectively.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at September 30, 2011, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$269	$269	$—	$—	$—

Total payments due under contractual obligations	$269	$269	$—	$—	$—

Operating leases. On May 1, 2006, we entered into an operating lease for office space. The lease commenced on August 11, 2006 and terminated on September 30, 2011. The lease provided for annual base rental payments of $235,000 in the first year, increasing in each subsequent lease year to $244,000, $253,000, $263,000 and $273,000, respectively. In addition to base rental payments included in the contractual obligations table above, we are responsible for our pro-rata share of increases in the operating expenses for the building after calendar year 2006 and taxes for the building after fiscal year 2007. We have the option to extend the term of the lease for an additional five year period at the prevailing market rate at the time of exercise. In connection with this lease, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of $59,000. In July 2011, we entered into an agreement to amend this lease to extend the term for a period of one year, expiring on September 30, 2012, at a base rent of $235,000 for the period.

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

The Separation Agreement also provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the GH-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 500,000 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 300,000 shares of common stock; or (iii) the renewed listing of our securities on a national securities exchange. Payment upon the events (i) and (iii) may be deferred up to nine months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company file a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. Due to the uncertainties regarding the achievement of any of the milestones as described, the Company has not accrued for the $1.0 million severance nor has it recognized the value of the unissued stock options as of September 30, 2011. When it is deemed probable that one or more of the milestone events will be achieved, the Company will then recognize the $1.0 million severance and the expense related to the issuance of the stock option at that time based on the then current fair value.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934) and concluded that, as of September 30, 2011, our disclosure controls and procedures were effective. During the quarter ended September 30, 2011, no change in our internal control over financial reporting has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

In January 2003, Custom Equity Research, Incorporated (d/b/a Summer Street Research Partners) filed a lawsuit against us alleging breach of contract, among other claims, based on an engagement letter in which Summer Street agreed to provide investment services to us. We denied the claims and believed they were without merit. In January 2011, we learned that Maxim Group, which we had previously engaged as a placement agent, had been named respondent in an arbitration matter with the Financial Industry Regulatory Authority (FINRA) initiated by Summer Street, for which we were obligated to indemnify Maxim Group. After consideration of the continued costs of litigation, we settled both matters for an amount that is not material to our balance sheet or our cash position. Subsequent to the execution of the settlement agreement, but before the settlement proceeds were paid, a dispute arose with Summer Street regarding the scope of a release of unrelated claims that Summer Street has requested be provided by Maxim Group. Motions for the enforcement of the settlement agreement are currently pending in the litigation and in the arbitration. In the event the motions are not granted, the litigation and/or arbitration may resume.

Item 1A.	Risk Factors

The risks we face, as set forth Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, have not changed materially during the three months ended September 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (removed and reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Document	Note Reference

10.1	Employment Agreement dated June 28, 2011 between James C. Czirr, and Galectin Therapeutics, Inc.	1

10.2*	Collaboration, Supply, Marketing and Distribution Agreement dated October 18, 2011 between PROCAPS S.A. and Galectin Therapeutics, Inc.***

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Filed herewith redacted and subject to a Confidential Treatment Request submitted to the Commission pursuant to Rule 12b-24 under the Exchange Act

1. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2011.

GALECTIN THERAPEUTICS, INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President

/s/ Anthony D. Squeglia
Name:	Anthony D. Squeglia
Title:	Chief Financial Officer