Form 10-K
period 2011-12-31
GALECTIN THERAPEUTICS INC
filed 2012-03-30
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 000-32877

GALECTIN THERAPEUTICS INC.

Nevada	04-3562325
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

7 Wells Avenue, Newton, Massachusetts	02459
(Address of Principal Executive Offices)	(Zip Code)

(617) 559-0033

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value Per Share	The NASDAQ Capital Market
Units, each consisting of two shares of Common Stock and one Warrant to purchase one share of Common Stock	The NASDAQ Capital Market
Common Stock Purchase Warrants	The NASDAQ Capital Market

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2011 was $73.7 million.

The number of shares outstanding of the registrant’s common stock as of March 29, 2012 was 15,599,863.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

•

Although we believe that we have sufficient cash on hand to fund our planned operations through 2013, if we fail to raise additional capital by the end of 2013 or fail to successfully bring our product to market, we may need to significantly curtail operations, cease operations or seek federal bankruptcy protection.

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

•

As a public company, we may be required to implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization to satisfy new reporting requirements, which will increase our costs and require additional management resources.

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

Overview

We are a development-stage company engaged in drug development to create new therapies for cancer and fibrotic disease. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic function. We use naturally occurring plant materials to create complex carbohydrates with specific molecular weights and pharmaceutical properties. Using these unique carbohydrate-based candidate compounds that bind and inhibit galectin proteins, we are undertaking the pursuit of therapies for indications where galectins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences to patients and those where current treatment options are limited. Our strategy is to establish clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires additional resources.

We attempt to leverage our scientific and development expertise as well as established relationships with outside sources to achieve cost-effective and efficient development. We are pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immune enhancement for cancer therapy as well as in both liver fibrosis and fatty liver disease. All of our proposed products are presently in development, including pre-clinical and clinical trials.

DTR-Med Pharma Corp., or DTR, was incorporated in Nevada on January 26, 2001. On April 25, 2001, DTR entered into a stock exchange agreement with Pro-Pharmaceuticals, Inc., a Massachusetts corporation, whereby DTR acquired all of the outstanding shares of common stock of Pro-Pharmaceuticals, Inc. On May 10, 2001, DTR changed its name to “Pro- Pharmaceuticals, Inc.” and on June 7, 2001, the Massachusetts corporation was merged into the Nevada corporation. On May 26, 2011, Pro-Pharmaceuticals, Inc. changed its name to “Galectin Therapeutics Inc.”

Offering of Units and Reverse Stock Split

On March 22, 2012, we entered into an underwriting agreement, relating to the offer and sale of 1,159,445 units (the “Units”), each Unit consisting of two shares of our Common Stock and one warrant to purchase one share of our Common Stock. Pursuant to the underwriting agreement, we granted the underwriters a 45-day option to purchase up to an additional 173,916 Units to cover over-allotments, which was exercised in full on March 26, 2012. The public offering price for each Unit was $9.00. Each warrant has an initial exercise price of $5.63 per share, is exercisable upon separation of the Units and expires on March 28, 2017.

On March 28, 2012, we sold 1,333,361 Units (2,666,722 shares of Common Stock and related warrants to purchase 1,333,361 shares of common stock) for gross proceeds of $12.0 million (net proceeds of approximately $10.5 million after the underwriting discount and offering costs).

On March 22, 2012, in connection with the offering, we effected a one-for-six reverse stock split of our common stock. All common share and per unit amounts in this report, including the financial statements, have been adjusted to reflect the reverse split. On March 23, 2012, our common stock began trading on The NASDAQ Capital Market under the symbol “GALT”. On March 28, 2012, the units and warrants that we sold in the offering began trading on that exchange under the symbols GALTU and GALTW, respectively.

Drug Compounds

We have two compounds in development, one intended to be used in cancer therapy and the other intended to be used in the treatment of liver fibrosis and fatty liver disease. These two compounds are produced from completely different natural starting materials, both possessing the property which lends itself to binding to and inhibiting galectin proteins. GM-CT-01, our lead product candidate for cancer therapy, is a proprietary linear polysaccharide polymer comprised of mannose and galactose that has a precisely defined chemical structure and is derived from a plant source. GR-MD-02, our lead product for treatment of liver fibrosis and fatty liver disease with inflammation and fibrosis, is a proprietary complex polysaccharide polymer possessing both linear and globular structures, which also is derived from a plant source.

We believe the mechanism of action for GM-CT-01 and GR-MD-02 is based upon interaction with, and inhibition of, galectin proteins, which are expressed at high levels in certain pathological states including inflammation, fibrosis and cancer. While GM-CT-01 and GR-MD-02 are capable of binding to multiple galectin proteins, we believe that they have the greatest affinity for galectin-3, the most prominent galectin implicated in pathological processes. Blocking galectin in cancer and liver fibrosis has specific salutary effects on the disease process, as discussed below.

Galectin Inhibition in Cancer Therapy

We believe the potential exists for galectin inhibition to play an important role in cancer therapy. Galectin proteins, particularly galectin-1 and galectin-3, have been shown to be highly expressed in the majority of cancers and have multiple roles in promoting cancer progression, including tumor cell invasion, metastasis, angiogenesis, and tumor evasion of the immune system. GM-CT-01 has progressed in development for the therapy of colorectal cancer and is currently in a Phase I/II clinical trial as a combination therapy with a tumor vaccine in patients with advanced melanoma. The current developmental approach for GM-CT-01 is to enhance the activity of the immune system against the cancer.

We believe the potential exists for galectin inhibition to play a key role in the burgeoning area of cancer immunotherapy. For example, there have been two recent approvals of drugs for using the patient’s immune system to fight cancer, Provenge (Dendreon; a dendritic cell tumor vaccine) and Yervoy (BMC; a monoclonal inhibitor of CTLA4, which activates cytotoxic T-cells). With many additional vaccines and immune stimulatory agents in development, industry analysts forecast that this market could grow to over $7 billion by 2015. It is our goal to produce an effective galectin inhibitor that enhances the immune system’s ability to fight cancer and, most important, that complements other approaches to this type of therapy.

The role of galectins in cancer immunotherapy can be understood through the “Galectin Effect”, a recent discovery of how tumors avoid the body’s own immune system. Our current program to block the “Galectin Effect” is based on the research of Dr. Pierre van der Bruggen (of the Ludwig Institute of Cancer Research in Brussels, Belgium), demonstrating that galectin-3, which is produced by the vast majority of human cancers, binds to and blocks the actions of tumor-infiltrating T-lymphocytes, the major immune cell in the body’s defense against cancers (see figure of “Galectin Effect” below). Based on these results, we believe that the body’s immune cells are unable to attack and kill tumor cells in the presence of galectins. Using this approach, the mechanism of action for GM-CT-01 seeks to block galectins and, in turn, restore the ability of the T-lymphocytes to kill tumor cells.

We recently initiated a Phase I/II clinical trial of GM-CT-01 in Belgium in combination with a tumor vaccine in patients with advanced melanoma, a deadly skin cancer. The Belgian Federal Agency of Medicine and Health Products, or FAMHP, granted approval for this clinical trial, which is being conducted at three centers in Belgium and one in Luxembourg. The operational conduct of the trial is under the control of the Cancer Centre at the Cliniques Universitaires Saint-Luc and the Ludwig Institute for Cancer Research. The study has been initiated and patients are beginning to be enrolled. We expect the first patient to be enrolled in March or April of 2012. We expect the first stage of this trial (involving 12 evaluable patients) to be completed within a year of enrollment of the first patient and that it will provide data that could deliver an indication of efficacy. Depending on the results of Stage 1, the study could continue enrollment to complete Stage 2 (46 total patients), initiate a new Phase II trial based on positive results or be halted because of lack of efficacy. Stage 1 of the trial is being funded by the Cancer Centre at the Cliniques Universitaires Saint-Luc and Stage 2 will require funding from the Company, currently estimated at approximately $1 million. Positive results from this study could indicate that this approach of inhibiting the “Galectin Effect” would be an enabling technology for therapy in other tumor types. The Phase I/II clinical trial in Belgium is not being conducted under an FDA-approved IND, but there is an open IND under the FDA for GM-CT-01.

There are two additional pathways for the development of GM-CT-01 for use in treatment of cancer. GM-CT-01 was found to be generally safe when studied in a Phase I clinical trial in end-stage cancer patients with multiple tumor types alone and in combination with 5-Fluorouracil (5-FU), which is an FDA-approved chemotherapy used for treatment of various types of cancer. Three Phase II studies were conducted, but were only partially completed due to financing issues. DAVFU-003 was a Phase II, multi-center, open-label trial in end-stage, line 3/4 metastatic colorectal cancer patients, who were treated with a combination of GM-CT-01 and 5-FU. In the 20 enrolled patients, the median survival was 6.7 months and there was a notable reduction in the expected adverse events related to 5-FU therapy.

DAVFU-003 was terminated in 2007. Although only partially completed, when compared to historical controls, the data collected for DAVFU-003 suggested a favorable effect of the therapy, since the controls had an overall survival of 4.6 months. DAVFU-006 was a Phase II, open-label clinical trial in line 1 patients with locally advanced and unresectable or metastatic colorectal cancer (who were unable to tolerate intensive chemotherapy), who were treated with a regimen of GM-CT-01, 5-FU, leucovorin and Avastin®. Ten patients were enrolled in this study. DAVFU-006 was terminated in March 2010. Finally, DAVFU-007 was a Phase II, multi-center, open-label clinical trial to evaluate the efficacy and safety of GM-CT-01 in combination with 5-FU when administered as first line chemotherapy in patients with advanced biliary cancer. Seventeen patients were enrolled in this study. This study was stopped in March 2010.

It was notable in these four studies that, when the results of adverse events were pooled, there appeared to be a marked reduction in the severity of 5-FU related adverse events when compared to historical controls. To examine 5-FU related side effects in patients receiving GM-CT-01 in all of the clinical trials, a post-hoc analysis was conducted of adverse events typically related to 5-FU including, diarrhea, nausea and vomiting, mucositis and neutropenia/leukopenia. Studies for comparison to our data were culled from the literature, providing a broad spectrum of 1128 patients treated with 5-FU. Comparison of adverse events between the literature-derived patients and the 57 patients in our clinical trials that received 5-FU with full dose GM-CT-01 demonstrates that patients in our trials had a markedly lower grade: 3/4 adverse events for all of the 5-FU related toxicities. These data suggest that GM-CT-01 may ameliorate toxicities related to 5-FU, which are important limiting events in cancer chemotherapy.

Based on these completed Phase I and partially completed Phase II clinical trials, we are exploring two additional potential indicia for the use of GM-CT-01 in combination with cancer chemotherapy:

•

We are seeking potential strategic partners to assist in researching the use of GM-CT-01 in the amelioration of 5-FU related side effects. Such a partnership would permit additional clinical trials in the U.S., which would not be started until a partnership was consummated; and

•

We are attempting to gain regulatory approval of GM-CT-01 for use in combination with 5-FU for metastatic colorectal cancer in Colombia. This approach was recommended to the Company by key oncology opinion leaders in Colombia and by PROCAPS S.A., a Colombia-based pharmaceutical company. While Colombian marketing is not a central component of our overall corporate strategy, it could potentially help us to generate revenue in 2012 to support development programs, reduce the amount of capital we would need to raise in future equity offerings and gain additional clinical experience with GM-CT-01. There can be no assurance that we will receive regulatory approval of GM-CT-01 in Colombia, particularly since there has been no approval of GM-CT-01 in a major region such as the U.S. or Europe. Moreover, even if we receive approval in Colombia, we cannot assure you that our approach will yield successful results or that we will generate any revenue or lead to approval in any other countries, including the United States.

Liver Fibrosis: New Approach for an Unmet Medical Need

The second main initiative in our development strategy is the application of galectin inhibition in connection with liver fibrosis, a condition that leads to cirrhosis. Currently, nearly 500,000 patients have cirrhosis with nearly 50,000 losing their lives yearly in the United States, while only 6,200 were saved by liver transplantation at a cost of $350,000 per transplantation. In addition, the National Institute of Health estimates that 9 million to 15 million Americans are affected by a form of liver fibrosis known as non-alcoholic steatohepatitis, or NASH.

NASH (also known as fatty liver disease) is a liver disease characterized by the accumulation of fat in the liver with associated inflammation and fibrosis that can lead to end-stage cirrhosis requiring a liver transplantation. The NIH forecasts that the number of Americans affected by NASH is growing due to obesity and diabetes, and that NASH is an epidemic which has the potential to become the leading cause of liver cirrhosis and liver transplantation in the future. To the best of our knowledge, there are currently no therapies on the market for NASH or other forms of liver fibrosis.

We believe that GR-MD-02 has the potential to treat NASH and other forms of liver fibrosis. The driving factor for our commitment to galectin inhibition for fibrosis is scientific evidence that strongly suggests that galectin-3 is essential for the development of liver fibrosis in animals. Published data show that mice lacking the galectin-3 gene are incapable of developing liver fibrosis in response to toxin insult to the liver and in fatty liver disease. Moreover, mice that do not have the galectin-3 gene are resistant to lung and kidney fibrosis.

We have evaluated the ability of GR-MD-02 to block galectin-3 in animal models of liver fibrosis, the conclusions of which yielded positive results. These experiments, along with several others that include human liver cells, have identified what we believe to be the mechanism of action for the creation of fibrotic scar tissue in the liver.

Recently, we presented pre-clinical data at the European Society for the Study of the Liver in Lisbon, Portugal, which data demonstrated that GR-MD-02 reversed NASH-induced fibrosis in the liver of mice. The animal model used was analogous to that of humans, in that the mice were given diabetes and then subsequently fed a high-fat diet, both conditions associated with the human disease. The data show that there is a reduction in fat accumulation, hepatocyte degeneration and inflammation in the liver histology on the left after 4 weeks of treatment with GR-MD-02, which was administered twice a week. The significant improvement is confirmed using a standard NASH grading system.

The percent of collagen in the livers (fibrotic tissue as demonstrated by percent Sirius red staining) was reduced by treatment with GR-MD-02 to levels equivalent to normal levels irrespective of whether treatment was started early (before fibrosis developed) or late (after the development of fibrosis). These effects in the NASH mice were independent of serum glucose and lipid levels, which were elevated in all animals. In addition, the galectin-3 levels in the liver tissue were markedly reduced by the therapy, indicating the proposed mechanism of inhibiting galectin-3 is likely operative.

In summary, our pre-clinical data show that GR-MD-02 may have a therapeutic effect on liver fibrosis as shown in several relevant animal models. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with NASH. GR-MD-02 is currently being evaluated in pre-clinical toxicology and pharmacology studies with the aim of obtaining an IND from the FDA by the end of 2012 for initiating human studies in patients with NASH. We will seek to gain FDA approval for Phase I and Phase II studies of GR-MD-02 in NASH as well as other indications in diseases with liver fibrosis.

Agreement with PROCAPS S.A.

On October 18, 2011, we entered into a Collaboration, Supply, Marketing and Distribution Agreement (which supersedes a March 2010 definitive term sheet) which granted PROCAPS S.A., or PROCAPS, exclusive rights to market and sell GM-CT-01 to treat cancer in Colombia, South America. PROCAPS is a large, international, privately held pharmaceutical company based in Barranquilla, Colombia. Under terms of the agreement, PROCAPS is responsible for obtaining regulatory and pricing approval in Colombia. PROCAPS also will be responsible for the vial filling, packaging, marketing and distribution of GM-CT-01 in the region. In October 2010, we received a payment of $200,000 and shipped GM-CT-01 to PROCAPS to be used by PROCAPS to qualify its vial filling process and to replicate our stability study.

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

As of December 31, 2011, we held six U.S. patents, three international patents, and have patent applications pending from the U.S. Patent and Trademark Office. Many of our patents and patent applications cover composition of matter for complex carbohydrate drugs and methods of use for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent. The scheduled expiration dates of our United States patents begin in 2020 through 2028. We have corresponding patent applications pending in Europe, Canada, Israel, Brazil, Japan, China and Australia. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to Our Intellectual Property — Our competitive position is contingent upon protection of our intellectual property.

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

Our research and development expenditures totaled $23.1 million for the cumulative period from inception (July 10, 2000) through December 31, 2011. During the years ended December 31, 2011 and 2010, our expenditures for research and development were $3.6 million and $1.1 million, respectively.

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

Because our products are in the development stage, we have not created a sales and marketing staff to commercialize pharmaceutical products. If we develop products eligible for commercial sale, we will need to develop a sales and marketing capability or rely on third parties such as licensees, collaborators, joint venture partners or independent distributors to market and sell those products. Our dependence on third-party manufacturers and marketers will involve risks relating to our reduced control, and other risks including those discussed in “Risk Factors — Risks Related to our Company — There are risks associated with reliance on third parties for manufacturing, marketing, sales, managed care and distribution infrastructure channels.”

Competition

Many biotechnology and pharmaceutical companies are developing new technologies for the treatment of cancer and other diseases. Technologies such as monoclonal antibodies could be competitive with our galectin therapeutic platforms. Other companies are trying to improve the therapeutic profile of widely used protein-based drugs. While these companies may broaden the market for our products they may also provide competitive alternatives to our products.

See “Risk Factors — Risks Related to Our Company — We face intense competition in the biotechnology and pharmaceutical industries” for additional discussion related to our current and potential competition.

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

Drug Approval Process

Drugs may not be marketed in the U.S. until the FDA has approved them. The steps required before a drug may be marketed in the U.S. include:

1.	Pre-clinical laboratory tests, animal studies, and formulation studies,

2.	Submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin,

3.	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication,

4.	Submission to the FDA of a New Drug Application (“NDA”),

5.	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities, at which the drug is produced to assess compliance with current good manufacturing procedures (“cGMP”) established by the FDA,

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

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent Institutional Review Board (“IRB”), before it can begin. Study subjects must sign an informed consent form before participating in a clinical trial. Phase I usually involves the initial introduction of the investigational drug into patients to evaluate its safety, dosage tolerance, pharmacodynamics, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific indications. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. There is no assurance that these trials will be completed within a specified period of time, if at all.

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

See “Risk Factors — Risks Related to the Regulation of Our Products — We will need regulatory approvals to commercialize our products” for additional discussion of regulatory risks related to our drug development program.

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

Employees

As of December 31, 2011, we had seven full-time employees, three of whom were involved primarily in management of our pre-clinical research and development and clinical trials and four who were involved primarily in financial management and administration of our company. We also had one contractor who provides manufacture and clinical trial support and two contractors who provide financial management services.

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

Risks Related to Our Company

We have incurred net losses to date and must raise additional capital by the end of 2013 in order to continue to operate.

We have incurred net losses in each year of operation since our inception in July 2000. Our accumulated deficit as of December 31, 2011 was $69.1 million and our cumulative net loss applicable to common stockholders as of December 31, 2011 was $69.4 million. Based on $6.4 million of unrestricted cash as of December 31, 2011, and approximately $10.5 million received on March 28, 2012, from the sale of 2,666,722 shares of common stock and related warrants to purchase 1,333,361 shares of common stock, we believe that we have sufficient cash to meet our financial and operating obligations through 2013. We will require more cash to fund our operations and believe that we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be obtainable on terms favorable to us. We must raise additional cash by the end of 2013, or we may not be able to continue operations and may be forced to seek bankruptcy protection.

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

We are a development stage company and have not generated any revenues to date. We granted PROCAPS, S.A. exclusive rights to market and sell GM-CT-01 to treat cancer patients in Colombia, South America, which we refer to as the PROCAPS Channel. In addition, there is no assurance that we will obtain FDA approval of GM-CT-01 or any other of our products in development and, even if we do so, that we will generate revenue sufficient to become profitable. Our failure to generate revenue and profit would likely lead to loss of your investment.

We are largely dependent on the success of our two lead product candidates, GM-CT-01 and GR-MD-02 and we cannot be certain that these product candidates will receive regulatory approval or be successfully commercialized.

We currently have no products for sale and we cannot guarantee that we will ever have any drug products approved for sale. We and our product candidates are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical trials, manufacturing, labeling, promotion, selling, adverse event reporting and recordkeeping. We are not permitted to market any of our product candidates in or outside the United States until we receive approval of a new drug application for a product candidate from the FDA or the equivalent approval from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process.

Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive pre-clinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

GM-CT-01, our lead product candidate, is currently in human clinical trials in Belgium for use in combination with peptide vaccine for therapy of metastatic melanoma. We are attempting to gain regulatory approval in Colombia of GM-CT-01 for use in combination with 5-FU for metastatic colorectal cancer. While Colombian marketing is not a central component of our overall corporate strategy, it could help us to obtain revenue in 2012 to support development programs, reduce the amount of capital we would need to raise in future equity offerings and gain additional clinical experience with GM-CT-01. There can be no assurance that we will receive regulatory approval of GM-CT-01 in Colombia, particularly since there has been no approval of GM-CT-01 in a major region such as the U.S. or Europe. Moreover, even if we receive approval in Colombia, we cannot assure you that our approach will yield successful results or that we will generate any revenue, or that we will obtain approval in other countries.

There are currently no FDA clinical trials underway for GM-CT-01. We are seeking strategic partners to explore possible FDA clinical trials to study the use of GM-CT-01 in the amelioration of 5-FU related side effects. The Phase I/II clinical trial in Belgium is being conducted under an IMPD from the EMA, under an FDA-approved IND,

GR-MD-02 is currently being evaluated in pre-clinical toxicology and pharmacology studies with the aim of obtaining an IND from the FDA by the end of 2012 for initiating human clinical trials in patients with NASH. Pre-clinical studies and clinical trials are expensive, time-consuming and ultimately may not be successful. The results of pre-clinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Also, it is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. For example, even though GM-CT-01 progressed successfully through Phase I and was progressing successfully through Phase II human trials (which were only partially completed due to financing issues), it may fail in Phase III trials or in later stages of development. We will engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. Pre-clinical studies and clinical trials may not start or be completed as we forecast and may not achieve the desired results. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate.

Even if we receive regulatory approval, we may be unable to commercialize our product candidates.

Even if GM-CT-01, GR-MD-02 and other anticipated product candidates achieve positive results in clinical trials, we may be unable to commercialize them. Although we anticipate receipt of regulatory approvals in connection with the PROCAPS Channel, there is no assurance that such approvals will be obtained. The availability of government and third party payor reimbursement, and pricing, especially compared to competitor products, could affect our ability to commercialize our product candidates. Our general inability to obtain necessary regulatory approvals and, if obtained, to commercialize our products would substantially impair our viability.

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

As we develop products eligible for clinical trials, including GM-CT-01, we will contract with independent parties to assist us in the design of the trial protocols, arrange for and monitor the clinical trials, collect data and analyze data. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and will be dependent on governmental participation and funding. Our dependence on independent parties and clinical sites involves risks including reduced control over the timing and other aspects of our clinical trials.

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

We are exposed to product liability, pre-clinical and clinical liability risks, which could place a financial burden upon us, should we be sued, because we do not currently have product liability insurance beyond our general insurance coverage.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical formulations and products; accordingly, claims may be asserted against us. In addition, the use in our clinical trials of pharmaceutical formulations and products that our potential collaborators may develop and the subsequent sale of such formulations or products by us or our potential collaborators may cause us to assume a portion of or all of the product liability risks. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

Because we do not currently have any FDA-approved products or formulations, we do not currently have any product liability insurance covering commercialized products. We may not be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or such insurance may not provide adequate coverage against our potential liabilities. Furthermore, our current and potential partners with whom we have collaborative agreements or our future licensees may not be willing to indemnify us against these types of liabilities and may not, themselves, be sufficiently insured or have sufficient liquidity to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by us could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition in the biotechnology and pharmaceutical industries.

The biotechnology and pharmaceutical industries are intensely competitive. We face direct competition from U.S. and foreign companies focusing on pharmaceutical products, which are rapidly evolving. Our competitors include major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors possess greater financial and other resources, larger research and development staffs and more effective marketing and manufacturing organizations than we possess. In addition, academic and government institutions are increasingly likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products based on technology developed at such institutions. Our competitors may succeed in developing or licensing technologies and products that are more effective, or succeed in obtaining FDA or other regulatory approvals for product candidates before we do. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

As a pre-revenue company engaged in the development of drug technologies, our resources are limited and we may experience technical challenges inherent in such technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic effects compared to our proposed products. Our competitors may develop drugs that are safer, more effective and less costly than our proposed products and, therefore, present a serious competitive threat to us.

The potential widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our proposed products, even if commercialized. Many of our targeted diseases and conditions can also be treated by other medications. These treatments may be widely accepted in medical communities and have a longer history of use. The established use of these competitive drugs may limit the potential for our technologies, formulations and products to receive widespread acceptance even if commercialized.

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

We depend on key individuals to develop our products and core technologies and pursue collaborative relationships.

We are highly dependent on Peter G. Traber, M.D. Dr. Traber is our Chief Executive Officer and our Chief Medical Officer who, among other things, designs and leads our pre-clinical and clinical studies, as well as our U.S. and European regulatory processes. The loss of Dr. Traber or failure to attract or retain other key personnel could prevent us from developing our products and core technologies and pursuing collaborative relationships.

We may be unable to comply with our reporting and other requirements under federal securities laws.

As a publicly traded company, we are subject to the reporting requirements of the Exchange Act. The Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. We may be required to implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization to satisfy new reporting requirements, which will increase our costs and require additional management resources.

Risks Related to the Regulation of our Products

We will need regulatory approvals to commercialize our products.

We are required to obtain approval (i) from the FDA in order to sell our products in the U.S. and (ii) from foreign regulatory authorities in order to sell our products in other countries. The FDA’s review and approval process is lengthy, expensive and uncertain. Extensive pre-clinical and clinical data and supporting information must be submitted to the FDA for each indication for each product candidate in order to secure FDA approval. Before receiving FDA clearance to market our proposed products, we will have to demonstrate that our products are safe on the patient population and effective for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, regulatory approvals can take several years to acquire and may further require the expenditure of substantial financial, managerial and other resources. The FDA could reject an application or, in the alternative, require us to conduct additional clinical or other studies as part of the regulatory review process. Delays in obtaining or failure to obtain FDA approvals would delay or prevent the commercialization of our product candidates, which would prevent, defer or decrease our receipt of revenues. In addition, should we receive initial regulatory approval, our product candidates will be subject to extensive and rigorous ongoing domestic and foreign government regulation.

Even if we obtain regulatory approvals, our marketed drugs will be subject to ongoing regulatory review. If we fail to comply with ongoing regulatory requirements, we could lose our approvals to market drugs, in which case our business would be materially adversely affected.

Following regulatory approval in the United States of any drugs we may develop, we will remain subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our drug products are made available to patients. This would include results from any post marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug products will also be subject to periodic review and inspection by the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We would continue to be subject to the FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our product candidates, even those that the FDA had approved. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

The drug development process to obtain FDA approval is very costly and time consuming and if we cannot complete our clinical trials in a cost-effective manner, our results of operations may be adversely affected.

Costs and timing of clinical trials may vary significantly over the life of a project owing to the following non-exclusive reasons:

•	the duration of the clinical trial;

•	the number of sites included in the trials;

•	the countries in which the trial is conducted;

•	the length of time required and ability to enroll eligible patients;

•	the number of patients that participate in the trials;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	per patient trial costs;

•	third party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	our drug product candidates having different chemical and pharmacological properties in humans than in lab testing;

•	the need to suspend or terminate our clinical trials;

•	insufficient or inadequate supply or quality of drug product candidates or other necessary materials to conduct our trials;

•

potential additional safety monitoring, or other conditions required by FDA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials, or other studies requested by regulatory agencies;

•	problems engaging IRBs to oversee trials or in obtaining and maintaining IRB approval of studies;

•	the duration of patient follow-up;

•	the efficacy and safety profile of the product candidate;

•	the costs and timing of obtaining regulatory approvals; and

•	the costs involved in enforcing or defending patent claims or other intellectual property rights.

If users of our proposed products are unable to obtain adequate reimbursement from third-party payers, market acceptance of our proposed products may be limited and we may not achieve revenues or profits.

The continuing efforts of governments, insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability as well as the future revenues and profitability of our potential customers, suppliers and collaborative partners in addition to the availability of capital. In other words, our ability to commercialize our proposed products will depend in large part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations, products and related treatments are obtained by the health care providers of these products and treatments. At this time we cannot predict the precise impact of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Act of 2010, the comprehensive health care reform legislation passed by Congress in March 2010. It is possible that the adoption of this legislation could harm our business, financial condition and results of operations.

Data obtained from clinical trials may be negative or inconclusive, and are susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances.

Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data may be negative or inconclusive. In addition, data is susceptible to varying interpretations. Negative or inconclusive data, or data interpreted in various ways, could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after having obtained promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug. The resulting delays in commercialization could materially harm our business. Our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus, our proposed drugs may not be approved for marketing.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product cannot be marketed in the U.S. or other countries until it has completed rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or the PTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Risks Related to Our Intellectual Property

Our competitive position is contingent upon the protection of our intellectual property.

Development and protection of our intellectual property are critical to our business. All of our intellectual property, patented or otherwise, has been invented and/or developed by employees or former employees of the Company. Our success depends, in part, on our ability to obtain patent protection for our products or processes in the U.S. and other countries, protect trade secrets and prevent others from infringing on our proprietary rights. We will only be able to protect our product candidates from unauthorized making, using, selling, offering to sell or importation by third parties to the extent that we have rights under valid and enforceable patents or trade secrets that cover these activities. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States. The biotechnology patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed in our pending patent applications or enforced in our issued patents or in third-party patents.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make compounds that are competitive with our product candidates but are not covered by the claims of our patents;

•	we might not have been the first to make the inventions covered by our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	it is possible that our pending patent applications will not result in issued patents;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we require our scientific and technical employees and consultants to enter into broad assignment of inventions agreements, and all of our employees, consultants and corporate partners with access to proprietary information to enter into confidentiality agreements, these agreements may not be honored. Enforcing a claim that a third party illegally obtained, and is using, our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

Some or all of our patent applications may not issue as patents, or the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors, if any, may be challenged and subsequently narrowed, invalidated or circumvented. Patent litigation is widespread in the biotechnology industry and could harm our business. Litigation might be necessary to protect our patent position or to determine the scope and validity of third-party proprietary rights.

If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company would have the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and we may not have the required resources to pursue such litigation or to protect our patent rights. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights in these patents.

Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party treble damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity in the U.S., in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference or other proceeding in the PTO or a court to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Obtaining and maintaining our patent protection depends upon compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

Our failure to secure trademark registration could adversely affect our ability to market our product candidates and our business.

Our trademark applications in the United States, when filed, and any other jurisdictions where we may file may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market our product candidates and our business.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could impede our ability to compete.

Because we operate in the highly technical field of biotechnology and pharmaceutical development, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with all of our employees, consultants and corporate partners to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Our Common Stock

The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including but not limited to:

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;

•	announcements of technological innovations or new products by us or our competitors;

•	loss of any strategic relationship;

•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results; and

•	whether an active trading market in our common stock develops and is maintained.

In addition, the market price for securities of pharmaceutical and biotechnology companies historically has been highly volatile, and the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to decline substantially.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

Additionally, fluctuations in the trading price or liquidity of our common stock may materially and adversely affect, among other things, the interest of investors to purchase our common stock on the open market and, generally, our ability to raise capital.

Our board of directors has the power to designate, without stockholder approval, additional series of preferred stock, the shares of which could be senior to our common stock and be entitled to conversion or voting rights that adversely affect the holders of our common stock.

Our articles of incorporation authorize the issuance of capital stock including 20,000,000 authorized undesignated shares (8,000,000 designated as of December 31, 2011), and empowers our board of directors to prescribe, by resolution and without stockholder approval, a class or series of undesignated shares, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, we may designate and issue additional shares or series of preferred stock that would rank senior to the shares of common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution.

Nevada law and our charter documents could make it more difficult for a third party to acquire us and discourage a takeover, which could depress the trading price of our common stock.

Nevada corporate law and our articles of incorporation and bylaws contain provisions that could discourage, delay, or prevent a change in control of our Company or changes in our management that our stockholders may deem advantageous. For example, holders of our common stock do not have cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors. In addition, because we have more than 200 stockholders of record, we are subject to the “business combinations” provisions of the Nevada Revised Statutes, or NRS. These provisions could prohibit or delay a merger or other takeover or change in control attempt and, accordingly, may discourage attempts to acquire our company even though such a transaction may be in our stockholders’ best interest and offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

One investor and certain directors, by virtue of ownership of our securities and related rights, may be able to control the Company.

The 10X Fund owns all of our issued and outstanding Series B Preferred Stock, which are convertible into 2,000,000 shares of our common stock. The 10X Fund owns related warrants exercisable to purchase an aggregate of 5,000,000 shares of our common stock. We have issued approximately 549,000 shares of our common stock as dividends on the Series B Preferred Stock and 1,000,000 shares of our common stock on the exercise of warrants. In addition, (i) James C. Czirr, a general partner of the 10X Fund and Executive Chairman of our board of directors, owns or controls approximately 832,000 shares of our common stock and has the right to acquire approximately 667,000 additional shares (approximately 217,000 of which are exercisable as of December 31, 2011) of our common stock upon the exercise of outstanding stock options; and (ii) Rod D. Martin, a general partner of the 10X Fund and Vice Chairman of our board of directors, owns or controls approximately 87,000 shares of our common stock and has the right to acquire approximately 98,000 additional shares of our common stock upon the exercise of outstanding stock options (approximately 90,000 of which are exercisable as of December 31, 2011). As of December 31, 2011, on a fully diluted basis, assuming conversion of all Series B Preferred Stock and exercise of all outstanding warrants, the 10X Fund would own approximately 43% of our then outstanding shares of common stock, which, together with the shares of our common stock that would be owned by Mr. Czirr and Mr. Martin (assuming exercise of all vested options at that date), would constitute approximately 48% of the then outstanding shares.

As holder of Series B Preferred Stock, the 10X Fund is entitled to elect three directors in a separate class vote, nominate three directors for election by all shares entitled to vote, and provide or withhold consent to a range of fundamental corporate action we may wish to undertake, such as recapitalization, sale of our company, and other matters. Such concentration of stock ownership and related rights could have the effect of delaying, deterring or preventing corporate events that our other security holders may desire or consider beneficial to the company.

We may issue additional common stock, which might dilute the net tangible book value per share of our common stock.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount to, or a premium from, the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the net tangible book value per share of our common stock. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock.

A sale of a substantial number of shares of the common stock may cause the price of our common stock to decline.

Our common stock is currently traded on The NASDAQ Capital Market and, despite certain increases of trading volume from time to time, there have been periods when it could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including the ending of restriction on resale or the expiration of lock-up agreements such as those entered into in connection with this offering, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the market price of our common stock price appreciates.

Our shares of common stock and warrants may be thinly traded, so you may be unable to sell at or near ask prices or even at all if you need to sell your shares or warrants to raise money or otherwise desire to liquidate your shares or warrants.

We cannot predict the extent to which an active public market for our common stock and warrants will develop or be sustained. Our common stock is currently traded on The NASDAQ Capital Market and experiences periods when it could be considered “thinly-traded.” This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease 9,400 square feet for our executive offices located at 7 Wells Avenue, Newton, Massachusetts. Upon termination of the initial five-year term of the lease, we extended it for one year to September 30, 2012. We believe this space is suitable for our present operations.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on The NASDAQ Capital Market under the symbol “GALT” effective March 23, 2012. Our common stock had been quoted on the OTC Bulletin Board under the symbol “PRWP.OB” and since June 16, 2011 under the symbol “GALT.OB”. The high and low sale prices for our common stock as reported on the OTC Bulletin Board, for the periods indicated. All share prices reflect the one-for-six reverse split, which was effective March 23, 2012.

	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	$8.64	$5.22
Second Quarter	$9.42	$5.88
Third Quarter	$7.80	$4.56
Fourth Quarter	$6.78	$3.84
Fiscal Year Ended December 31, 2010
First Quarter	$3.00	$1.56
Second Quarter	$5.34	$2.46
Third Quarter	$4.92	$2.88
Fourth Quarter	$6.24	$3.72

Holders of Common Stock

As of February 29, 2012, there were 272 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders. Based on information available to us, we believe there are approximately 7,250 non-objecting beneficial owners of our shares of our common stock in addition to the record holders.

Dividends

There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of our Board of Directors. Our intention is not to declare cash dividends and retain all cash for our operations.

Item 6.	Selected Financial Data

The information called for by this Item is not applicable to us because we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under federal securities laws and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to, without limitation, our early stage of development, our dependence on outside capital, uncertainties of our technology and clinical trials, intellectual property litigation, uncertainties of regulatory approval requirements for our products, competition and stock price volatility in the biotechnology industry, limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Galectin Therapeutics appearing elsewhere herein.

Overview

We are a development-stage company engaged in drug development to create new therapies for cancer and fibrotic disease. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic function. We use naturally occurring plant materials to create complex carbohydrates with specific molecular weights and pharmaceutical properties. Using these unique carbohydrate-based candidate compounds that bind and inhibit galectin proteins, we are undertaking the pursuit of therapies for indications where galectins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences to patients and those where current treatment options are limited. Our strategy is to establish clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires additional resources.

We attempt to leverage our scientific and development expertise as well as established relationships with outside sources to achieve cost-effective and efficient development. We are pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immune enhancement for cancer therapy as well as in both liver fibrosis and fatty liver disease. All of our proposed products are presently in development, including pre-clinical and clinical trials.

Recent Events

On March 22, 2012, in anticipation of completing a public offering of securities, we effected a one-for-six reverse stock split of our common stock. All common share and per unit amounts in this report, including the financial statements, have been adjusted to reflect the reverse split. Our common stock began trading on The NASDAQ Capital Market under the symbol “GALT” on March 23, 2012, and the units and warrants that we sold in the offering began trading on that exchange under the symbols GALTU and GALTW, respectively, on March 28, 2012.

On March 28, 2012, we issued 2,666,722 shares of common stock and related warrants exercisable until March 28, 2017, at $5.63 per share to purchase 1,333,361 shares of common stock for gross proceeds of $12.0 million (net proceeds of approximately $10.5 million).

Our Drug Development Programs

We have two compounds in development, one intended to be used in cancer therapy and the other intended to be used in the treatment of liver fibrosis and fatty liver disease. These two compounds are produced from completely different natural starting materials, both possessing the property which lends itself to binding to and inhibiting galectin proteins. GM-CT-01, our lead product candidate for cancer therapy, is a proprietary linear polysaccharide polymer comprised of mannose and galactose that has a precisely defined chemical structure and is derived from a plant source. GR-MD-02, our lead product for treatment of liver fibrosis and fatty liver disease with inflammation and fibrosis, is a proprietary complex polysaccharide polymer possessing both linear and globular structures, which also is derived from a plant source.

We believe the mechanism of action for GM-CT-01 and GR-MD-02 is based upon interaction with, and inhibition of, galectin proteins, which are expressed at high levels in certain pathological states including inflammation, fibrosis and cancer. While GM-CT-01 and GR-MD-02 are capable of binding to multiple galectin proteins, we believe that they have the greatest affinity for galectin-3, the most prominent galectin implicated in pathological processes. Blocking galectin in cancer and liver fibrosis has specific salutary effects on the disease process, as discussed below.

GM-CT-01 — Galectin Inhibition in Cancer Therapy

We believe the potential exists for galectin inhibition to play an important role in cancer therapy. Galectin proteins, particularly galectin-1 and galectin-3, have been shown to be highly expressed in the majority of cancers and have multiple roles in promoting cancer progression, including tumor cell invasion, metastasis, angiogenesis, and tumor evasion of the immune system. GM-CT-01 has progressed in development for the therapy of colorectal cancer and is currently in a Phase I/II clinical trial as a combination therapy with a tumor vaccine in patients with advanced melanoma. The current developmental approach for GM-CT-01 is to enhance the activity of the immune system against the cancer.

We recently initiated a Phase I/II clinical trial of GM-CT-01 in Belgium in combination with a tumor vaccine in patients with advanced melanoma, a deadly skin cancer. The Belgian Federal Agency of Medicine and Health Products, or FAMHP, granted approval for this clinical trial, which is being conducted at three centers in Belgium and one in Luxembourg. We expect the first patient to be enrolled in March or April of 2012. We expect the first stage of this trial (involving 12 evaluable patients) to be completed within a year of enrollment of the first patient and that it will provide data that could deliver an indication of efficacy. Depending on the results of Stage 1, the study could continue enrollment to complete Stage 2 (46 total patients), initiate a new Phase II trial based on positive results or be halted because of lack of efficacy. Stage 1 of the trial is being funded by the Cancer Centre at the Cliniques Universitaires Saint-Luc and Stage 2 will require funding from the Company, currently estimated at approximately $1 million. The Phase I/II clinical trial in Belgium is not being conducted under an FDA-approved IND, but there is an open IND under the FDA for GM-CT-01.

There are two additional pathways for the development of GM-CT-01 for use in treatment of cancer. GM-CT-01 was found to be generally safe when studied in a Phase I clinical trial in end-stage cancer patients with multiple tumor types alone and in combination with 5-Fluorouracil (5-FU), which is an FDA-approved chemotherapy used for treatment of various types of cancer. Three Phase II studies were conducted, but were only partially completed due to financing issues. DAVFU-003 was terminated in 2007. Although only partially completed, when compared to historical controls, the data collected for DAVFU-003 suggested a favorable effect of the therapy, since the controls had an overall survival of 4.6 months. DAVFU-006 was a Phase II, open-label clinical trial in line 1 patients with locally advanced and unresectable or metastatic colorectal cancer (who were unable to tolerate intensive chemotherapy), who were treated with a regimen of GM-CT-01, 5-FU, leucovorin and Avastin®. Ten patients were enrolled in this study. DAVFU-006 was terminated in March 2010. Finally, DAVFU-007 was a Phase II, multi-center, open-label clinical trial to evaluate the efficacy and safety of GM-CT-01 in combination with 5-FU when administered as first line chemotherapy in patients with advanced biliary cancer. Seventeen patients were enrolled in this study. This study was stopped in March 2010.

Based on these completed Phase I and partially completed Phase II clinical trials, we are exploring two additional potential indicia for the use of GM-CT-01 in combination with cancer chemotherapy:

•

We are seeking potential strategic partners to assist in researching the use of GM-CT-01 in the amelioration of 5-FU related side effects. Such a partnership would permit additional clinical trials in the U.S., which would not be started until a partnership was consummated; and

•

We are attempting to gain regulatory approval of GM-CT-01 for use in combination with 5-FU for metastatic colorectal cancer in Colombia. This approach was recommended to the Company by key oncology opinion leaders in Colombia and by PROCAPS S.A., a Colombia-based pharmaceutical company. While Colombian marketing is not a central component of our overall corporate strategy, it could potentially help us to generate revenue in 2012 to support development programs, reduce the amount of capital we would need to raise in future equity offerings and gain additional clinical experience with GM-CT-01. There can be no assurance that we will receive regulatory approval of

GM-CT-01 in Colombia, particularly since there has been no approval of GM-CT-01 in a major region such as the U.S. or Europe. Moreover, even if we receive approval in Colombia, we cannot assure you that our approach will yield successful results or that we will generate any revenue or lead to approval in any other countries, including the United States.

GR-MD-02 — Liver Fibrosis

The second main initiative in our development strategy is the application of galectin inhibition in connection with liver fibrosis, a condition that leads to cirrhosis. We believe that GR-MD-02 has the potential to treat NASH and other forms of liver fibrosis. The driving factor for our commitment to galectin inhibition for fibrosis is scientific evidence that strongly suggests that galectin-3 is essential for the development of liver fibrosis in animals. Published data show that mice lacking the galectin-3 gene are incapable of developing liver fibrosis in response to toxin insult to the liver and in fatty liver disease. Moreover, mice that do not have the galectin-3 gene are resistant to lung and kidney fibrosis.

We have evaluated the ability of GR-MD-02 to block galectin-3 in animal models of liver fibrosis, the conclusions of which yielded positive results. These experiments, along with several others that include human liver cells, have identified what we believe to be the mechanism of action for the creation of fibrotic scar tissue in the liver. Our pre-clinical data show that GR-MD-02 may have a therapeutic effect on liver fibrosis as shown in several relevant animal models. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with NASH. GR-MD-02 is currently being evaluated in pre-clinical toxicology and pharmacology studies with the aim of obtaining an IND from the FDA by the end of 2012 for initiating human studies in patients with NASH. We will seek to gain FDA approval for Phase I and Phase II studies of GR-MD-02 in NASH as well as other indications in diseases with liver fibrosis.

Agreement with PROCAPS S.A.

On March 25, 2010, we granted PROCAPS S.A. (in the form of a definitive term sheet) exclusive rights to market and sell GM-CT-01 to treat cancer in Colombia, South America. PROCAPS is an international, privately held pharmaceutical company based in Barranquilla, Colombia. In October 2010, we received a payment of $200,000 and shipped GM-CT-01 to PROCAPS to be used by PROCAPS to undertake initial steps contemplated by the term sheet. We recorded the $200,000 payment from PROCAPS as deferred revenue on the consolidated balance sheets as of December 31, 2011 and 2010 and will recognize the revenue when the remaining deliverables of the agreement have been completed.

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

Results of Operations from the Years Ended December 31, 2011 and 2010

Research and Development Expense

	Year ended December 31,		2011 as Compared to 2010
	2011	2010	$ Change	% Change
	(in thousands, except %)
Research and development	$3,552	$1,066	$2,486	233%

We generally categorize research and development expenses as either direct external expenses, comprised of amounts paid to third party vendors for services, or all other research and development expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and pre-clinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We have two product candidates, GM-CT-01 and GR-MD-02. GM-CT-01 is in clinical trials at this time. GR-MD-02 is currently being evaluated in pre-clinical toxicology and pharmacology studies with the aim of obtaining an IND from the FDA by the end of 2012. We will seek to gain FDA approval for Phase I and Phase II studies of GR-MD-02. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses were as follows:

	Year Ended December 31,
	2011	2010
	(in thousands)
Direct external expenses:
Clinical programs	$666	$608
Pre-clinical activities	773	38
All other research and development expenses	2,113	420

	$3,552	$1,066

Clinical program and pre-clinical expenses for the year ended December 31, 2011, increased compared to the same period in 2010, due primarily to increased pre-clinical activity on our fibrosis program and clinical program activity related to GM and GR compounds. Other research and development expense increased primarily due to increased stock-based compensation ($1,261,000) and payroll expenses ($252,000) as employee salaries returned to more normal levels from the prior year.

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

General and Administrative Expense

	Year ended December 31,		2011 as Compared to 2010
	2011	2010	$ Change	% Change
	(in thousands, except %)
General and administrative	$6,857	$3,817	$3,040	80%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase for the year ended December 31, 2011 as compared to the same period in 2010 is due to increased payroll ($661,000) as employee salaries returned to more normal levels from the reductions during the prior periods and an additional employee starting in the second quarter of 2011 as well as the recognition of employee severance related costs, increased legal costs ($541,000) related primarily to litigation and our re-branding and name change, employee stock-based compensation costs ($772,000), and increased board of directors fees ($108,000), offset by decreased business development expenses ($367,000). Additionally, when it became probable that we would be relisted on a national securities exchange we recognized a $1.0 million payment due to our former CEO, Dr. Platt. Also, we settled litigation in October 2011 and recognized $162,000 of related expense in 2011.

Other Income and Expense

Other income and expense for the years ended December 31, 2011 and 2010 was a loss of $506,000 and $746,000, respectively. The loss for the year ended December 31, 2011 was due primarily to the change in fair value of warrant liabilities ($524,000). The loss for the year ended December 31, 2010 was due primarily to the change in fair value of warrant liabilities ($1,241,000) offset by other income ($489,000) related to a research grant.

We were notified in November 2010 by the Internal Revenue Service that we have been awarded a total grant of $489,000 under the Qualifying Therapeutic Discovery Project Program (Section 48D of the Internal Revenue Code of 1986) for GM-CT-01 and our GR/GM-Series of anti-fibrotic, cirrhosis compounds. Of this amount, $255,000 was received in 2010 with the remaining $234,000 received in February 2011 and included in grant receivable on the consolidated balance sheet at December 31, 2010.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2011, we raised a net total of $58.3 million from these offerings. At December 31, 2011, we had $6,397,000 of unrestricted cash and cash equivalents available to fund future operations. On March 28, 2012, we issued 2,666,722 shares of common stock and related $5.63 warrants to purchase 1,333,361 shares of common stock, resulting in gross proceeds of $12.0 million (net proceeds of approximately $10.5 million). We believe that with the cash on hand at December 31, 2011 and $10.5 million received on March 28, 2012, there is sufficient cash to fund operations through 2013.

We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. We are actively seeking to raise additional capital and have significantly reduced our administrative and clinical spending. If we are unsuccessful in raising additional capital before the end of 2013, we may be required to cease operations or seek bankruptcy protection.

Net cash used in operations increased by $2,574,000 to $5,676,000 for 2011, as compared to $3,102,000 for 2010. Cash operating expenses increased principally due to increased research and development activities and increased general and administrative expenses.

Cash used in investing activities during 2011 consisted of an increase in restricted cash by $10,000 and equipment purchases of $5,000 as compared to no cash used in or provided by investing activities during 2010.

Net cash provided by financing activities was $6,197,000 during 2011 as compared to $8,742,000 during 2010, due primarily to the transactions described below.

In January 2011, we issued and sold 13 shares of Series C Preferred Stock for net proceeds of $130,000.

During the year ended December 31, 2011, we issued 1,771,383 shares of common stock for the exercise of common stock warrants and 216,440 shares of common stock for the exercise of common stock options, resulting in net proceeds of $5,833,000 and $234,000, respectively.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at December 31, 2011, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$200	$200	$—	$—	$—

Total payments due under contractual obligations	$200	$200	$—	$—	$—

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

Separation agreement.    In February 2009, we entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The remaining liability related to this severance is reflected in accrued expenses ($293,000) on the consolidated balance sheet at December 31, 2010 and was paid to Dr. Platt on February 12, 2011.

The Separation Agreement also provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the GH-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 83,334 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 50,000 shares of common stock; or (iii) the renewed listing of our securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that the Company could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, the Company recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at December 31, 2011.

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

Warrants.    We have issued common stock warrants in connection with the execution of certain equity and debt financings and consulting agreements. Certain warrants, no longer outstanding, had been accounted for as derivative liabilities at fair value. Such warrants did not meet the criteria that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities were recorded in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.” Warrants that are not considered derivative liabilities are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end.

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

Contingencies.    At the date of issuance, our Series C Super Dividend Convertible Preferred Stock (“Series C”) have an embedded dividend right to continue to receive dividend payments after conversion to common stock (the Series C Post Conversion Dividend Right) which requires bifurcation. The value of this post conversion dividend right on the date of issuance was determined to be de minimis due to the payment of a dividend stream other than the 6% dividend and conversion of Series C prior to the Company achieving sales of GM-CT-01 was deemed improbable at that time. Upon a conversion of the Series C, we will be required to record a liability and the related expense during the period of conversion. In July 2011, 5 shares of Series C were converted into 8,334 shares of common stock and 5 Series C Post Conversion Dividend Rights (“Dividend Rights”) were issued. Per the terms of the Series C, these Dividend Rights shall continue to participate in dividends, however the dividend will only be paid based on sales of GM-CT-01 and will not participate in the 6% dividend. At December 31, 2011, these Dividend Rights were determined to have a de minimis value, as the payment of a dividend (other than the 6% dividend) is considered improbable at this time. The Company will continue to evaluate and assess the Series C Post Conversion Dividend Right for each reporting period.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for us on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (“OCI”) in the statements of stockholders’ equity. Instead, the new guidance now requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income. The amendments in the ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2011. The amended guidance must be applied retrospectively and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Our management has concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management conducted an evaluation of internal controls based on the COSO framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

As we are neither a large accelerated filer nor an accelerated filer, as defined in Rule 12b-2 under the Exchange Act, we are exempt from the requirement to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, in connection with our 2012 Annual Meeting of Stockholders which is scheduled to be held on May 24, 2012 (the “2012 Proxy Statement”) under the captions “Election of Directors,” “Board of Directors Meetings and Committees of the Board,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.galectintherapeutics.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

Item 11.	Executive Compensation

The information required by this Item will be incorporated by reference from the information under the caption “Compensation of Named Executive Officers” contained in our 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our 2012 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item will be incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in our 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be incorporated by reference from the information under the captions “Audit Fees”, “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Policies and Procedures” contained in our 2012 Proxy Statement.

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

3.	Exhibits

Exhibit Number	Description of Document	Note Reference
3.1	Articles of Incorporation of Pro Pharmaceuticals, Inc., dated January 23, 2001, as filed with the Secretary of State of the State of Nevada.	1

3.2	Articles of Merger of Pro-Pharmaceuticals, Inc. (a Massachusetts corporation) into Pro-Pharmaceuticals, Inc. (a Nevada corporation) dated June 6, 2011.	*

3.3	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 28, 2004.	2

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007.	3

3.5	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 29, 2008.	4

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on February 11, 2009.	5

3.7	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 27, 2009.	15

3.8	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the secretary of State of the State of Nevada on August 12, 2009.	16

3.9	Certificate of Amendment No. 2 to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, as filed with the State of Nevada, on February 17, 2010.	17

3.10	Certificate of Amendment with respect to the Amended and Restated Certificate of Designation of Preferences, Rights and Limitation of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on January 26, 2011.	19

3.11	Certificate of Designation of Preferences, Rights and Limitation of Series C Super Dividend Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of Nevada on December 30, 2010.	20

Exhibit Number	Description of Document	Note Reference
3.12	Certificate of Amendment to Articles of Incorporation of Pro-Pharmaceuticals, Inc., as filed with the Secretary of the State of Nevada on May 26, 2011	25

3.13	Certificate of Change as filed with the Nevada Secretary of State on March 1, 2012.	29

3.14	Amended and Restated Bylaws of Pro Pharmaceuticals, Inc.	6

3.15	Amendment to Amended and Restated Bylaws of Pro-Pharmaceuticals, Inc.	7

4.1	Specimen certificate for shares of common stock.	*

4.2	Form of Class A-1 Common Stock Purchase Warrant	5

4.3	Form of Class A-2 Common Stock Purchase Warrant	5

4.4	Form of Class B Common Stock Purchase Warrant	5

4.5	Amended Form of Class A-1 Common Stock Purchase Warrant	19

4.6	Amended Form of Class A-2 Common Stock Purchase Warrant	19

4.7	Amended Form of Class B Common Stock Purchase Warrant	19

4.8	Warrant Agreement dated as of March 28, 2012, between Galectin Theapeitucs Inc. and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant certificate)	29

10.1	Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan.	8

10.2	Pro-Pharmaceuticals, Inc. 2003 Non-employee Director Stock Incentive Plan.	9

10.3	Employment Agreement, effective January 2, 2004, between Pro Pharmaceuticals, Inc. and David Platt.	10

10.4	Form of Incentive Stock Option Agreement (under the 2001 Stock Incentive Plan).	11

10.5	Form of Non-Qualified Stock Option Agreement (under the 2001 Stock Incentive Plan).	11

10.6	Form of Non-Qualified Stock Option Agreement (under the 2003 Non-Employee Director Stock Incentive Plan).	11

10.7	Office Lease Agreement dated May 2, 2006 between NS 5/27 Acquisition LLC, landlord, and Pro Pharmaceuticals, Inc., tenant.	12

10.8	Form of Common Stock Purchase Warrant.	13

10.9	Promissory Note dated February 12, 2009 issued by Pro Pharmaceuticals, Inc. in favor of 10X Fund, L.P.	5

10.10	Security Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P.	5

10.11	Escrow Agreement dated February 12, 2009 among Pro Pharmaceuticals, Inc., 10X Fund, L.P. and Investment Law Group of Gillett, Mottern & Walker, LLP, as Escrow Agent.	5

10.12	Registration Rights Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P.	5

10.13	Separation Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and David Platt, Ph.D.	5

10.14	Pro-Pharmaceuticals, Inc. 2009 Incentive Compensation Plan.	5

Exhibit Number	Description of Document	Note Reference
10.15	Form of Restricted Stock Grant Agreement (under the 2009 Incentive Compensation Plan).	14

10.16	Form of Non-Qualified Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan).	14

10.17	Form of Incentive Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan).	14

10.18	Agreement with the 10X Fund L.P., dated February 11, 2010.	17

10.19	Consulting Agreement effective June 15, 2010 with Peter Traber.	18

10.20	Common Stock Purchase Warrant dated August 3, 2010 issued to Peter Traber.	18

10.21	Letter Agreement Between 10X Fund, L.P. and Pro-Pharmaceuticals, Inc.	18

10.22	Form of Securities Purchase Agreement for Series C Super Dividend Convertible Preferred Stock	20

10.23	Agreement dated January 21, 2011, between Pro-Pharmaceuticals, Inc. and 10X Fund L.P.	19

10.24	Non-Qualified Stock Option Agreement dated March 7, 2011	21

10.25	Amended Employment Agreement dated March 8, 2011 between Anthony D. Squeglia, and Pro-Pharmaceuticals, Inc.	22

10.26	Amended Employment Agreement dated March 8, 2011 between Maureen Foley, and Pro-Pharmaceuticals, Inc.	22

10.27	Amended Employment Agreement dated March 31, 2011 between Anatole Klyosov, and Pro-Pharmaceuticals, Inc.	23

10.28	Employment Agreement dated March 31, 2011 between Eli Zomer and Pro-Pharmaceuticals, Inc.	23

10.29	Separation Agreement dated March 31, 2011 between Pro-Pharmaceuticals, Inc. and Theodore D. Zucconi	23

10.30	Agreement dated April 22, 2011,between Pro-Pharmaceuticals, Inc. and Sigma-Aldrich, Inc.	24

10.31	Employment Agreement dated May 26, 2011 between Peter Traber, and Galectin Therapeutics Inc.	25

10.32	Employment Agreement dated June 28, 2011 between James C. Czirr, and Galectin Therapeutics Inc.	26

10.33	Collaboration, Supply, Marketing and Distribution Agreement dated October 18, 2011 between PROCAPS S.A. and Galectin Therapeutics Inc.	28

10.34	Non-Qualified Stock Option Agreement for Peter G. Traber, M.D.	27

10.35	Non-Qualified Stock Option Agreement for James C. Czirr	27

21.1*	Subsidiaries of Galectin Therapeutics Inc.

23.1*	Consent of McGladrey & Pullen, LLP, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Description of Document	Note Reference
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Label Linkbase Document.

101.PRE***	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Submitted electronically herewith
1.	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.
2.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2004.
3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2008.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2007.
7.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2008.
8.	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 filed with the Commission on November 14, 2001.
9.	Incorporated by reference to the Company’s Registration Statement on Form S-8, as filed with the Commission on October 22, 2003.
10.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.
11.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on May 5, 2006.
13.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 15, 2008.
14.	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.
15.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2009.
16.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 as filed with the Commission on August 14, 2009.

17.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 17, 2010.
18.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2010.
19.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.
20.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.
21.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 9, 2011.
22.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 14, 2011.
23.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2011.
24.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 28, 2011.
25.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 2, 2011.
26.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on July 5, 2011.
27.	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the Commission on August 15, 2011.
28.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 10. 2011.
29.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2012.

GALECTIN THERAPEUTICS INC.

By:	/s/ PETER G. TRABER
Name: Peter G. Traber, M.D.
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER G. TRABER Peter G. Traber, M.D.	Chief Executive Officer, President and Director (principal executive officer)	March 30, 2012

/s/ THOMAS A. MCGAULEY Thomas A. McGauley	Chief Financial Officer (principal financial and accounting officer)	March 30, 2012

/s/ JAMES C. CZIRR James C. Czirr	Executive Chairman and Director	March 30, 2012

/s/ ROD D. MARTIN Rod D. Martin	Vice-Chairman and Director	March 30, 2012

/s/ GILBERT F. AMELIO Gilbert F. Amelio	Director	March 30, 2012

/s/ ARTHUR R. GREENBERG Arthur R. Greenberg	Director	March 30, 2012

/s/ KEVIN D. FREEMAN Kevin D. Freeman	Director	March 30, 2012

/s/ JOHN MAULDIN John Mauldin	Director	March 30, 2012

/s/ STEVEN PRELACK Steven Prelack	Director	March 30, 2012

/s/ H. PAUL PRESSLER H. Paul Pressler	Director	March 30, 2012

/s/ JERALD K. ROME Jerald K. Rome	Director	March 30, 2012

/s/ MARC RUBIN Marc Rubin, M.D.	Director	March 30, 2012

Galectin Therapeutics Inc.

(A Development Stage Company)

1. Report of Independent Registered Public Accounting Firm	F-1

2. Consolidated Balance Sheets as of December 31, 2011 and 2010	F-2

3. Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the cumulative period from inception (July 10, 2000) to December 31, 2011	F-3

4.       Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the years ended December 31, 2011 and 2010 and for the cumulative period from inception (July 10, 2000) to December 31, 2011

F-4

5. Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the cumulative period from inception (July 10, 2000) to December 31, 2011	F-13

6. Notes to Consolidated Financial Statements	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Galectin Therapeutics Inc.

Newton, Massachusetts

We have audited the accompanying consolidated balance sheets of Galectin Therapeutics Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the years then ended, and for the period from inception (July 10, 2000) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from inception (July 10, 2000) to December 31, 2009 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the report of other such auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, and for the period from inception (July 10, 2000) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Boston, Massachusetts

March 30, 2012

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,397	$5,891
Grant receivable	—	234
Prepaid expenses and other current assets	104	70

Total current assets	6,501	6,195

Property and equipment, net	6	7
Restricted cash	69	59
Intangible assets, net	36	39

Total assets	$6,612	$6,300

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$384	$125
Accrued expenses	1,551	537
Accrued dividends payable	80	48
Deferred revenue	200	200
Warrant liabilities	—	861

Total current liabilities	2,215	1,771

Other long-term liabilities	—	12

Total liabilities	2,215	1,783

Commitments and contingencies (Note 11)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at December 31, 2011 and 2010, redemption value and liquidation value: $1,800,000, at December 31, 2011	1,681	1,664
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at December 31, 2011 and 2010, redemption value and liquidation value: $4,200,000, at December 31, 2011	2,687	2,474
Series C super dividend convertible preferred stock; 1,000 shares authorized, 220 and 212 issued and outstanding at December 31, 2011 and 2010, respectively, redemption value: $4,303,000, liquidation value: $2,233,000 at December 31, 2011	2,154	2,073
Stockholders’ deficit:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at December 31, 2011 and 2010, 8,001,000 shares designated at December 31, 2011 and 2010
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,562,500 and 1,592,500 issued and outstanding at December 31, 2011 and 2010, respectively	632	644
Common stock, $0.001 par value; 50,000,000 shares authorized at December 31, 2011 and 2010, 12,919,538 and 10,651,535 issued and outstanding at December 31, 2011 and 2010, respectively	13	11
Additional paid-in capital	66,367	54,075
Deficit accumulated during the development stage	(69,137)	(56,424)

Total stockholders’ deficit	(2,125)	(1,694)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$6,612	$6,300

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Cumulative from inception (July 10, 2000) to December 31,
	2011	2010	2011
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$3,552	$1,066	$23,083
General and administrative	6,857	3,817	41,664

Total operating expenses	10,409	4,883	64,747

Total operating loss	(10,409)	(4,883)	(64,747)

Other income (expense):
Interest income	18	6	794
Interest expense	—	—	(4,451)
Change in fair value of convertible debt instrument	—	—	(3,426)
Change in fair value of warrant liabilities	(524)	(1,241)	9,022
Other income	—	489	491

Total other income (expense)	(506)	(746)	2,430

Net loss	$(10,915)	$(5,629)	$(62,317)

Preferred stock dividends	(1,568)	(902)	(3,259)
Preferred stock accretion	(230)	(2,178)	(3,815)

Net loss applicable to common stockholders	$(12,713)	$(8,709)	$(69,391)

Basic and diluted net loss per share	$(1.06)	$(0.93)
Shares used in computing basic and diluted net loss per share	11,986	9,384

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Cumulative Period From Inception (July 10, 2000) to December 31, 2011

(in thousands except share data)

	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000
								Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock			Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of founders shares July 10, 2000	—	$—	—	$—	—	$—		—	$—	2,059,112	$2	$7	$—	$9
Beneficial conversion feature and rights to common stock embedded in convertible note in 2000												222		222
Issuance of common stock and beneficial conversion feature related to convertible note in 2001										110,054		1,036		1,036
Issuance of common stock in connection with reverse merger of Pro-Pharmaceuticals-NV in 2001										203,649		107		107
Conversion of notes payable and accrued interest to common stock in 2001										99,705		1,126		1,126
Issuance of warrants to induce conversion of notes payable in 2001												503		503
Issuance of common stock and warrants (net of issuance costs of $17) in 2001										114,884		2,221		2,221
Issuance of common stock (net of issuance costs of $49) in 2002										31,000		602		602

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2011

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of common stock related to 2002 private placement (net of issuance costs of $212)									537,227	1	2,860		2,861
Conversion of notes payable and accrued interest to common stock									17,647		290		290
Issuance of warrants to purchase common stock in consideration for placement of convertible notes payable in 2002											236		236
Issuance of common stock to investors in 2002 private placement (net of issuance costs of $18)									181,334		1,070		1,070
Issuance of common stock to consultants for services related to 2002 private placement									2,042		12		12
Receipt of subscription receivable											150		150
Conversion of accrued expenses to common stock and options									33,618		302		302
Issuance of common stock to investors in May, 2003 private placement (net of issuance costs of $128)									399,917	1	4,409		4,410
Fair value of common stock warrants issued to placement agents in May, 2003 private placement											261		261

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2011

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of common stock to investors in October, 2003 private placement (net of issuance costs of $559)									219,096		1,319		1,319
Cashless exercise of employee stock options									2,772		74		74
Issuance of common stock to investors in April, 2004 private placement (net of issuance costs of $466))									206,019		1,898		1,898
Issuance of common stock to investors in August, 2004 private placement (net of issuance costs of $485)									333,334	1	489		490
Common stock issued in 2006 related to convertible debenture conversions									79,367		1,745		1,745
Common stock issued in 2006 and 2007 related to convertible debenture redemptions									1,227,972	1	3,947		3,948
Common stock issued in 2007 related to convertible debenture waiver and exchange agreement									867,558	1	5,329		5,330
Series A 12% Convertible Preferred Stock issued in a February 4, 2008 private placement (net of cash issuance costs of $52)							1,742,500	704					704

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2011

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Common stock issued in a February 25, 2008 offering (net of cash issuance costs of $369)									1,250,000	1	1,043		1,044
Issuance of common stock in payment of Series A 12% Convertible Preferred Dividend									129,080		772	(819)	(47)
Issuance of Common Stock Warrants											20		20
Reclassification of Warrant Liabilities											3,193		3,193
Deferred compensation relating to issuance of stock options											455		455
Stock compensation expense related to fair market revaluation											157		157
Stock based compensation expense											8,869		8,869
Stock compensation related to the issuance of common shares									1,167		27		27
Cumulative effect of adoption of new accounting principle											(458)	254	(204)
Issuance of Series B-1 redeemable convertible preferred stock and warrants, net of issuance costs of $300	900,000	395									1,105		1,105

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2011

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Accretion of Series B-1 redeemable convertible preferred stock to redemption value		1,286										(1,286)	(1,286)
Issuance of Series B-2 redeemable convertible preferred stock and warrants, net of issuance costs of $188			2,100,000	1,174							2,761		2,761
Beneficial conversion feature recognized on issuance of series B-2 redeemable convertible preferred stock				(1,016)							1,016		1,016
Issuance of Series C super dividend convertible preferred stock, net of issuance costs of $47					225	2,203							—
Conversion of Series C super dividend convertible preferred stock to common stock					(5)	(49)			8,334		49		49
Accretion of Series B-2 redeemable convertible preferred stock to redemption value				1,900								(1,900)	(1,900)
Series B-1 12% redeemable convertible preferred stock dividend									203,223		810	(810)	—

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2011

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Series B-2 12% redeemable convertible preferred stock dividend									345,694		1,500	(1,500)	—
Series C super dividend convertible preferred stock dividend									17,066		97	(130)	(33)
Accretion of beneficial conversion feature for Series B-2				629								(629)	(629)
Issuance of restricted common stock									454,167	1	(1)		—
Issuance of common stock upon exercise of warrants									3,407,393	3	14,304		14,307
Issuance of common stock upon exercise of options									347,107	1	361		362
Conversion of Series A to common stock							(180,000)	(72)	30,000		72		—
Net loss since inception												(62,317)	(62,317)

Balance at December 31, 2011	900,000	$1,681	2,100,000	$2,687	220	$2,154	1,562,500	$632	12,919,538	$13	$66,367	$(69,137)	$(2,125)

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2011 and 2010

(amounts in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Balance at December 31, 2009	900,000	$1,270	1,330,000	$644	—	$—	1,642,500	$664	8,623,687	$9	$42,575	$(47,715)	$(4,467)
Issuance of Series B-2 redeemable convertible preferred stock and warrants, net of issuance costs of $77			770,000	434							1,029		1,029
Beneficial conversion feature recognized on issuance of series B-2 redeemable convertible preferred stock				(388)							388		388
Accretion of Series B redeemable convertible preferred stock		394		1,336								(1,730)	(1,730)
Accretion of beneficial conversion feature for Series B-2				448								(448)	(448)
Issuance of Series C super dividend convertible preferred stock, net of issuance costs of $47					212	2,073							—
Series A 12% convertible preferred stock dividend									32,681		196	(192)	4
Series B-1 12% redeemable convertible preferred stock dividend									76,096		228	(228)	—
Series B-2 12% redeemable convertible preferred stock dividend									160,725		482	(482)	—
Issuance of restricted common stock									16,667				—
Conversion of Series A to common stock							(50,000)	(20)	8,334		20		—

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

For the Years Ended December 31, 2011 and 2010

(amounts in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of common stock upon exercise of warrants									1,636,011	2	7,087		7,089
Issuance of common stock upon exercise of options									97,334		128		128
Stock-based compensation expense											1,942		1,942
Net loss												(5,629)	(5,629)

Balance at December 31, 2010	900,000	$1,664	2,100,000	$2,474	212	$2,073	1,592,500	$644	10,651,535	$11	$54,075	$(56,424)	$(1,694)
Accretion of Series B redeemable convertible preferred stock		17		159								(176)	(176)
Accretion of beneficial conversion feature for Series B-2				54								(54)	(54)
Issuance of Series C super dividend convertible preferred stock					13	130							—
Series A 12% convertible preferred stock dividend									30,321		180	(179)	1
Series B-1 12% redeemable convertible preferred stock dividend									59,588		378	(378)	—
Series B-2 12% redeemable convertible preferred stock dividend									139,037		881	(881)	—
Series C super dividend convertible preferred stock dividend									17,066		97	(130)	(33)
Issuance of restricted common stock									20,834				—
Issuance of common stock upon exercise of warrants									1,771,383	2	7,216		7,218

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)

For the Years Ended December 31, 2011 and 2010

(amounts in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of common stock upon exercise of options									216,440		234		234
Conversion of Series A to common stock							(30,000)	(12)	5,000		12		—
Conversion of Series C to common stock					(5)	(49)			8,334		49		49
Stock-based compensation expense											3,245		3,245
Net loss												(10,915)	(10,915)

Balance at December 31, 2011	900,000	$1,681	2,100,000	$2,687	220	$2,154	1,562,500	$632	12,919,538	$13	$66,367	$(69,137)	$(2,125)

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Cumulative Period from Inception (July 10, 2000) to December 31, 2011
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,915)	$(5,629)	$(62,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	12	546
Stock-based compensation expense	3,245	1,942	9,582
Non-cash interest expense	—	—	4,279
Change in fair value of convertible debt instrument	—	—	3,426
Change in fair value of warrant liabilities	524	1,241	(9,022)
Write off of intangible assets	—	15	351
Changes in operating assets and liabilities:
Grant receivable	234	(234)	—
Prepaid expenses and other current assets	(34)	(17)	(101)
Accounts payable and accrued expenses	1,273	(140)	2,203
Other long-term liabilities	(12)	(292)	—

Net cash used in operating activities	(5,676)	(3,102)	(51,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5)	—	(426)
Change in restricted cash	(10)	—	(69)
Increase in patents costs and other assets	—	—	(404)

Net cash used in investing activities	(15)	—	(899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	—	28,690
Net proceeds from issuance of Series A 12% convertible preferred stock and related warrants	—	—	1,691
Net proceeds from issuance of Series B-1 12% redeemable convertible preferred stock and related warrants	—	—	1,548
Net proceeds from issuance of Series B-2 12% redeemable convertible preferred stock and related warrants	—	1,463	3,935
Net proceeds from issuance of Series C super dividend convertible preferred stock	130	2,073	2,203
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	—	(1,641)
Net proceeds from exercise of common stock warrants and options	6,067	5,206	11,293
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	6,197	8,742	58,349

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	506	5,640	6,397
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,891	251	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,397	$5,891	$6,397

SUPPLEMENTAL DISCLOSURE—Cash paid for interest	$—	$—	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$—	$1,028	$5,037
Conversion of accrued expenses into common stock	—	—	303
Cashless exercise of stock options	341	—	439
Conversion and redemptions of convertible notes and accrued interest into common stock	—	—	12,243
Conversion of extension costs related to convertible notes into common stock	—	—	171
Payment of preferred stock dividends in common stock	1,536	902	3,179
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Galectin Therapeutics Inc. (the “Company”) is a development-stage company that is applying its leadership in galectin science and drug development to create new therapies for fibrotic disease and cancer. These candidates are based on the Company’s targeting of galectin proteins which are key mediators of biologic and pathologic function. These compounds also may have application for drugs to treat other diseases and chronic health conditions.

On March 23, 2012, the Company effected a one-for-six reverse stock split. All common share and per share amounts in these financial statements have been adjusted to reflect the effect of the reverse split. On March 28, 2012, the Company sold 2,666,722 shares of common stock and related $5.63 warrants to purchase 1,333,361 shares of common stock for gross proceeds of $12.0 million (net proceeds of approximately $10.5 million). See Note 13, Subsequent Events, for further discussion of the transaction.

At December 31, 2011, the Company had $6,397,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes that with the cash and cash equivalents on hand at December 31, 2011 and the subsequent $10.5 million, net, received on March 28, 2012, there is sufficient cash to fund operations through 2013. The Company is actively seeking to raise additional capital. If the Company is unsuccessful in raising additional capital or is unsuccessful in bringing its products to market before the end of 2013, the Company may be required to cease operations or seek bankruptcy protection.

As shown in the consolidated financial statements, the Company incurred cumulative net losses applicable to common stockholders of $69.4 million for the cumulative period from inception (July 10, 2000) through December 31, 2011. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest, dividend payments, and the costs related to fair value accounting for the Company’s convertible debt instruments. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. Through December 31, 2011, the Company had raised a net total of $58.3 million in capital through sale and issuance of common stock, common stock purchase warrants, convertible preferred stock and debt securities in public and private offerings. From inception (July 10, 2000) through December 31, 2011, the Company used cash of $51.1 million in its operations.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011. On March 23, 2012, the Company began trading on The NASDAQ Capital Market under the symbol GALT. Prior to March 23, 2012, the Company was traded on the Over-the Counter Bulletin Board (“OTCBB”) under the symbol GALT.OB (previously PRWP.OB) from January 21, 2009 to March 22, 2012 after the Company was delisted from the NYSE Alternext US (“Exchange”), formerly the American Stock Exchange, due to non-compliance with the Exchange minimum shareholders’ equity requirements on January 9, 2009.

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

2.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain accounting policies, as described in this note and elsewhere in the accompanying notes to the consolidated financial statements.

Basis of Consolidation.    The consolidated financial statements include the accounts of the Company, Galectin Therapeutics Security Corp., its wholly-owned subsidiary, which was incorporated in Delaware on December 23, 2003, and Medi-Pharmaceuticals, Inc., its wholly-owned subsidiary, which was incorporated in Nevada on August 17, 2010. Galectin Therapeutics Security Corp. holds the cash and cash equivalents that are not required to fund current operating needs. Medi-Pharmaceuticals, Inc. was formed for the development of technology in cardiovascular treatments. All intercompany transactions have been eliminated.

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

Intangible Assets.    Intangible assets include patent costs, consisting primarily of related legal fees, which are capitalized and amortized over an estimated useful life of five years from issuance. Amortization expense in 2011 and 2010 was $3,000 and $2,000, respectively. Gross intangible assets at December 31, 2011 and 2010 totaled $78,000 each year, and accumulated amortization at December 31, 2011 and 2010 totaled $42,000 and $39,000, respectively. The Company recorded an impairment charge related to capitalized patent costs of $15,000 in 2010, which is included in general and administrative expense in the consolidated statements of operations, when it was determined that the underlying intellectual property would have no future benefit to the Company.

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

Warrants.    The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. Certain warrants are accounted for as derivative liabilities at fair value. Such warrants do not meet the accounting criteria that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.” Warrants that are not considered derivative liabilities are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of warrants was determined using the Black-Scholes option-pricing model. There were no warrant liabilities as of December 31, 2011.

Revenue Recognition.    The Company records revenue provided that there is persuasive evidence that an arrangement exists, the price is fixed and determinable, services were rendered and collectability is reasonably assured.

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

Fair Value of Financial Instruments.    The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. Additionally, certain common stock warrants were recorded as liabilities at fair value. Fair value is based on the assumptions market participants would use when pricing an asset or liability.

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

Stock-Based Compensation.    Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. For awards that have performance based vesting conditions the Company recognizes the expense over the estimated period that the awards are expected to be earned. The Company uses the Black-Scholes option-pricing model to calculate the grant date fair value of stock options. For options that only vest upon the achievement of market conditions, the Company values the options using a Monte Carlo model to calculate the grant date fair value of the stock options. The expense related to options that vest based on market conditions is not reversed should those options not ultimately vest. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (“OCI”) in the statements of stockholders’ equity. Instead, the new guidance now requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income. The amendments in the ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2011. The amended guidance must be applied retrospectively and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Agreement with PROCAPS S.A. and Research Grants

Agreement with PROCAPS S.A.

On March 25, 2010, the Company granted PROCAPS S.A. (“PROCAPS”) (in the form of a definitive term sheet) exclusive rights to market and sell GM-CT-01 (formerly DAVANAT®) to treat cancer in Colombia, South America. PROCAPS is an international, privately held pharmaceutical company based in Barranquilla, Colombia. In October 2010, the Company received a payment of $200,000 and shipped GM-CT-01 to PROCAPS to be used by PROCAPS to qualify its vial filling process and to replicate the Company’s stability study. The Company recorded the $200,000 payment from PROCAPS as deferred revenue on the consolidated balance sheets as of December 31, 2011 and December 31, 2010 and will recognize the revenue when the remaining deliverables of the collaboration agreement have been completed.

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

4.	Property and Equipment

Property and equipment consists of the following at December 31:

	2011	2010
	(in thousands)
Leasehold improvements	$15	$15
Computer and office equipment	199	194
Furniture and fixtures	107	107

Total	321	316
Less accumulated depreciation	(315)	(309)

Property and equipment—net	$6	$7

Depreciation expense for the years ended December 31, 2011 and 2010 was $6,000 and $10,000, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2011	2010
	(in thousands)
Legal and accounting fees	$69	$94
Accrued compensation	385	87
Severance agreement (Note 11)	1,000	293
Other	97	63

Total	$1,551	$537

6.	Stockholders’ Deficit

At December 31, 2011, the Company had 50,000,000 shares of common stock and 20,000,000 undesignated shares authorized. As of December 31, 2011, 5,000,000 shares have been designated for Series A 12% Convertible Preferred Stock, 900,000 shares have been designated for Series B-1 Convertible Preferred Stock, 2,100,000 shares have been designated for Series B-2 Convertible Preferred Stock, 1,000 shares have been designated for Series C Super Dividend Convertible Preferred Stock and 11,999,000 remain undesignated.

The Company has raised capital through a number of debt and equity financing transactions. The following provides a description of the Company’s equity financings and certain warrants issued in connection with such equity financings.

2001 Private Placement

During 2001, the Company sold a total of 114,884 shares of common stock for proceeds of $2,221,000, net of $17,000 of issuance costs through a private placement of securities. In connection with this issuance, the Company issued 56,534 and 58,350 warrants to purchase common stock at $39.00 and $30.00 per share, respectively. The Company valued the warrants at $886,000, based on a fair market value of the Company’s common stock of $13.68 per share. These warrants expired unexercised in 2005.

In August 2001, the Company offered warrants to holders of its outstanding convertible notes as an inducement to convert prior to the maturity of the notes. Holders representing $1,126,000 of the outstanding principal and accrued interest chose to convert at a conversion price of $12.00 per share and received 99,705 common shares and 93,801 warrants. These warrants have an exercise price of $39.00 per share and were immediately exercisable. The Company valued the warrants at $503,000 based on a fair market value of the Company’s common stock of $13.68 per share. The value of the warrants has been recorded as a debt conversion expense. These warrants expired unexercised in 2005.

In 2002, the Company issued 18,334 warrants to the agents in connection with the 2001 offering. The warrants were exercisable immediately at an exercise price of $21.00 per share and have a 10 year life. The Company valued these warrants at $236,000 based on a deemed fair value of the Company’s common stock of $21.00 per share and recorded such value as interest expense in the statement of operations for the year ended December 31, 2002.

Public Offering

On December 13, 2001, the Company commenced a public offering of common stock, at a price to the public of $21.00 per share. The Company concluded the offering on June 30, 2002. During 2002, the Company sold 31,000 shares of common stock in this offering for proceeds of $602,000, net of $49,000 of issuance costs.

2002 Private Placement

In September 2002, the Company began a private placement (the “2002 Private Placement”) of up to 1,666,667 shares of common stock at $6.00 per share. As of December 31, 2002, the Company had sold 537,227 shares for proceeds of $2,861,000, net of issuance costs of $212,000 and stock subscription receivable of $150,000, which related to shares purchased but for which payment had not been received as of December 31, 2002. This offering was closed on January 14, 2003, although subsequent to year end the Company sold an additional 181,334 shares for additional proceeds of $1,070,000, net of $18,000 of offering costs.

The Company compensated a registered investment adviser with respect to shares purchased by its clients. As of December 31, 2002, the adviser was entitled to receive 28,917 shares of common stock. The Company also agreed to compensate a finder registered under applicable law, and such finder’s agents, for identifying qualified investors. As of December 31, 2002, one of the finder’s agents was entitled to receive 125 shares of common stock. On January 14, 2003, the Company closed the 2002 Private Placement, at which point the Company agreed to issue the adviser an additional 417 shares, and the finder and its other agent an aggregate of 1,625 additional shares and $3,000 in cash in connection with the shares sold subsequent to December 31, 2002 and through the closing date.

Shares placed by such registered adviser, finder and finder’s agent were accounted for as offering costs and valued at $6.00 per share, consistent with the price paid for the shares placed in the offering. Such offering costs were netted against the proceeds of the 2002 Private Placement. Since none of the 29,042 shares had been issued as of December 31, 2002, the Company recorded the obligation to issue such shares as offering costs payable. The additional 2,042 shares issued in January 2003 were also valued at $6.00 per share and included in the $18,000 offering costs recorded at the closing. These shares were subsequently issued in 2003.

During 2002, the Company also agreed to issue 350 shares of common stock to an employee for finding investors in connection with the 2002 Private Placement. None of the shares had been issued as of December 31, 2002. These shares were subsequently issued in 2003. Accordingly, the Company recorded the obligation to general and administrative expenses in the statement of operations in the amount of $6,000. On January 14, 2003, the Company closed the 2002 Private Placement, at which point the Company agreed to issue such employee an additional 1,167 shares in connection with shares sold subsequent to December 31, 2002 and through the closing date. The Company recorded an additional obligation of $27,000 to general and administrative expenses in 2003 representing the fair value of the additional 1,167 shares.

2002 Related Party Transaction

The Company agreed to issue 4,226 shares of common stock as payment for 2002 scientific advisory services. These shares were issued in 2003.

May 2003 Private Placement

In May 2003, the Company began a private placement of up to 416,667 shares of common stock at $12.00 per share. As of the closing on July 15, 2003, the Company had sold 399,917 shares of common stock for proceeds of $4,671,000, net of issuance costs of $128,000. In connection with this offering the Company issued 18,269 common stock warrants (exercisable at $32.40 per share) to its placement agents. The Company valued the warrants at $261,000 using the Black-Scholes pricing model and recorded the warrant value as offering costs with a corresponding increase to additional paid-in capital. These warrants expired unexercised in 2006.

October 2003 “PIPE” Transaction

On October 2, 2003 the Company closed a private offering, structured as a Private Investment, Public Equity (“PIPE”), exempt from registration under Section 4(2) of the Securities Act of 1933, in which it sold to institutional investors 219,096 of the 238,096 offered shares of common stock at $21.00 per share for proceeds of $4,041,000, net of issuance costs of $559,000. In connection with this offering, the Company issued 109,549 warrants with an initial exercise price of $31.74 per share to the investors and 10,955 warrants with an initial exercise price of $41.16 per share to its placement agent. The exercise price of the warrants was subject to adjustment pursuant to anti-dilution and other provisions. The investor warrants and placement agent Warrants were valued at $2,531,000 and $191,000, respectively, using the relative fair value, and allocated to additional paid-in-capital. The Company used the Black-Scholes pricing model to value these warrants. The warrants were originally accounted for as freestanding derivative instruments. The investor warrants expired unexercised in 2008 and the placement agent warrants expired unexercised in 2007.

April 2004 “PIPE” Transaction

On April 7, 2004, the Company closed a private equity offering, structured as a “PIPE” in which it sold to certain institutional investors 206,019 shares of common stock at $21.60 per share for proceeds of $3,983,000, net of cash issuance costs of $466,000. In connection with this offering, the Company issued 103,010 warrants to investors and 10,301 warrants to a placement agent with an initial exercise price of $31.80 per share. The exercise price of the warrants was subject to adjustment pursuant to anti-dilution and other provisions. The investor warrants and the placement agent warrants were valued at $1,931,000 and $154,000, respectively, using the relative fair value, and allocated to additional paid-in-capital. The Company used the Black-Scholes pricing model to value these warrants. The warrants were originally accounted for as freestanding derivative instruments. The investor warrants expired unexercised in 2009 and the placement agent warrants expired unexercised in 2007.

August 2004 “PIPE” Transaction

On August 12, 2004, the Company closed a private offering, structured as a “PIPE” in which it sold to certain institutional investors 333,334 shares of common stock at $18.00 per share for proceeds of $5,515,000, net of cash issuance costs of $485,000. In connection with this offering the Company issued 333,334 warrants to the investors and 16,667 warrants to the placement agent with an exercise price of $25.20 per share. The exercise price of the warrants was subject to adjustment solely as a result of stock splits, recapitalizations and similar events. The investor warrants and placement agent warrants were valued at $4,786,000 and $239,000, respectively, and allocated to additional paid-in-capital. The Company used the Black-Scholes pricing model to value these warrants. The warrants were originally accounted for as freestanding derivative instruments. These warrants expired unexercised in 2009.

February 25, 2008 Offering

On February 25, 2008, the Company closed an offering in which it sold to investors (i) an aggregate of 1,250,000 shares of the Company’s common stock at $3.00 per share, (ii) warrants, which expire on August 25, 2013, to purchase an aggregate of 1,250,000 share of the Company’s common stock at an exercise price of $4.20 per share, and (iii) warrants, which expired on December 26, 2008, to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $3.78 per share. In addition, the Company issued to a placement agent warrants, which expire on August 25, 2013, to purchase 34,375 shares of the Company’s common stock at an exercise price of $4.20. The warrants are exercisable beginning on August 25, 2008. The warrants provide for cashless exercise if at any time during the term of the warrants if there is no effective registration statement for the issuance or resale of the underlying warrant shares. The exercise price of each warrant is adjustable in the event of a stock split or stock combination, capital reorganization, merger or similar event.

The Company received proceeds of $3,381,000, net of cash transaction costs of $369,000. In addition the Company incurred $56,000 of costs for warrants issued to a placement agent. Proceeds of $1,044,000 were allocated to common stock and $2,281,000 were allocated to investor warrants using the Black-Scholes method with a fair market value of the Company’s common stock of $2.40 and the following assumptions as of February 25, 2008: for the 5 year warrants exercisable at $4.20, a risk-free interest rate of 2.94% and volatility of 95% and for the 4 month warrants exercisable at $3.78, a risk-free interest rate of 2.13% and volatility of 95%. The warrants were determined to have the characteristics of derivative liabilities and were originally accounted for as liabilities prior to the Company increasing the authorized number of shares. Changes in fair value were recognized as either a gain or loss in the consolidated statement of operations. In the second quarter of 2008 the warrants were reclassified to equity. Through May 21, 2008, these warrants were marked to market resulting in a reduction in warrant liabilities in the balance sheet and an offsetting credit to change in fair value of warrant liabilities in the statement of operations in the amount of $356,000. The remaining fair value of $2,160,000 was credited to additional paid-in capital in the balance sheet. On December 26, 2008 the 500,000 warrants exercisable at $3.78 expired unexercised. If the Company pays a stock dividend or makes a distribution or combines shares of its common stock, then the number of shares issuable upon exercise of this warrant shall be proportionately adjusted such that the aggregate exercise price of this warrant remains unchanged. On July 2, 2008, the Company issued 50,000 warrants to Cork Investments in exchange for $20,000. The warrants are exercisable for common stock at $6.00 per share for a period of three years. The $20,000 was credited to additional paid in capital.

Series A 12% Convertible Preferred Stock — February 4, 2008 Private Placement

On February 4, 2008, the Company closed a private placement begun in October 2007 of its Series A 12% Convertible Preferred Stock (“Series A”) and related warrants. In this transaction, the Company sold units of securities at $6.00 per unit, each unit comprised of (i) one share of Series A Preferred, (ii) a warrant to purchase one share of common stock for $9.00, and (iii) a warrant to purchase one share of common stock for $12.00. Each share of the Series A is entitled to dividends at the rate of 12% per annum payable at the

Company’s option in cash or shares of common stock valued at the higher of $6.00 per share or 100% of the value weighted average price of the Company’s share price for the 20 consecutive trading days prior to the applicable dividend payment date. Dividends are payable semi-annually on March 30 and September 30. The dividend paid on the initial dividend payment date is calculated from the date the Company deposited each subscription advance. During 2011 and 2010, the Company recorded dividends of $179,000 and $192,000, respectively, and issued 30,321 and 32,681 shares of common stock, respectively, for dividend payments.

The shares of Series A are entitled to vote as a class with the Company’s common stock and each share of Series A is convertible at any time to one-sixth of a share of common stock, subject to adjustment in the event of a stock dividend, stock split or combination, reclassification or similar event. The Company has the right to require conversion if the closing price of the common stock exceeds $18.00 for 15 consecutive trading days and a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series A is then in effect. Each warrant is exercisable solely for cash beginning August 3, 2008 and expired on February 4, 2012. The exercise price of each warrant is adjustable in the event of a stock split or stock combination, capital reorganization, merger or similar event.

As of December 31, 2007, the Company had received subscription advances of $1,667,500 for Series A. In 2008, the Company received additional subscription advances of $75,000 resulting in total gross proceeds of $1,742,500. On February 4, 2008 the Company closed the private placement. The Company incurred $52,000 of cash transaction costs resulting in net cash proceeds of $1,691,000. In addition, the Company incurred $3,000 of costs for 1,400 warrants exercisable at $9.00 issued to placement agents. Proceeds of $984,000 were allocated to investor warrants using the Black-Scholes method with the following assumptions as of February 4, 2008: risk free interest rate 2.51%, volatility 95%, fair market value of the company’s common stock on February 4, 2008, and the share price on the closing date of the transaction of $3.54. The warrants were originally accounted for as freestanding derivative instruments in the consolidated balance sheet formerly under the caption “Warrant Liabilities”. These warrants were originally classified as a liability because the February 2006 warrants contain an anti-dilution provision in the event of a subsequent dilutive issuance and the potential number of shares issuable exceeded the Company’s authorized shares. Changes in fair value were recognized as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities”. In the second quarter of 2008, the warrants were reclassified to equity as a result of an amendment to the Company’s articles of incorporation approved at the May 21, 2008 annual meeting of shareholders increasing the Company’s authorized common. Through May 21, 2008, these warrants were marked to market resulting in a reduction in warrant liabilities in the balance sheet and an offsetting credit to change in fair value of warrant liabilities in the statement of operations in the amount of $100,000. The remaining fair value of $502,000 was credited to additional paid-in capital in the balance sheet.

Series B Redeemable Convertible Preferred Stock

On February 12, 2009, the Company entered into a securities purchase agreement (the “10X Agreement”) pursuant to which it agreed to issue and sell to 10X Fund LP, at two or more closings, up to: (i) 3,000,000 shares its Series B convertible preferred stock (“Series B redeemable convertible preferred stock” or “Series B”) with an aggregate stated value of $6.0 million and convertible into 2,000,000 shares of common stock at December 31, 2011 and (ii) warrants to purchase 6,000,000 shares of common stock.

Through a series of closings from February 2009 through May 2010, the Company issued and sold, pursuant to the 10X Agreement, a total of (i) 900,000 shares of Series B-1 convertible preferred stock (“Series B-1 redeemable convertible preferred stock” or “Series B-1”) and related common stock warrants for 1,800,000 shares of common stock and (ii) 2,100,000 shares of Series B-2 convertible preferred stock (“Series B-2 redeemable convertible preferred stock” or “Series B-2”) and related warrants for 4,200,000 shares of common stock. During 2010, the Company received total net cash proceeds of $1,463,000 from the issuance of 770,000 shares of Series B-2 and related warrants. During 2009, the Company received total net cash proceeds of $1,548,000 from the issuance of 900,000 shares of Series B-1 and related warrants and $2,472,000 from the issuance of 1,330,000 shares of Series B-2 and related warrants.

The Series B closings were as follows:

On February 12, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 900,000 shares of Series B-1 convertible preferred stock (“Series B-1 redeemable convertible preferred stock” or “Series B-1”) convertible into 600,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 300,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 300,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 1,200,000 shares of common stock. Net proceeds from the closing were $1,548,000.

On May 13, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 450,000 shares of Series B-2 convertible preferred stock (“Series B-2 redeemable convertible preferred stock” or “Series B-2”) convertible into 300,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 150,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 150,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 600,000 shares of common stock. Net proceeds from the closing were $801,000.

On June 30, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 250,000 shares of Series B-2 convertible into 166,666 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 83,333 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 83,333 shares of common stock; and (iv) Class B warrants exercisable to purchase 333,333 shares of common stock. Net proceeds from the closing were $473,000.

On August 12, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 150,000 shares of Series B-2 convertible into 100,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 50,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 50,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 200,000 shares of common stock. Net proceeds from the closing were $287,000.

On September 30, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 162,500 shares of Series B-2 convertible into 108,333 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 54,166 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 54,166 shares of common stock; and (iv) Class B warrants exercisable to purchase 216,666 shares of common stock. Net proceeds from the closing were $305,000.

On November 4, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 155,000 shares of Series B-2 convertible into 103,333 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 51,666 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 51,666 shares of common stock; and (iv) Class B warrants exercisable to purchase 206,666 shares of common stock. Net proceeds from the closing were $296,000.

On December 8, 2009, the Company issued and sold, pursuant to the 10X Agreement: (i) 162,500 shares of Series B-2 convertible into 108,333 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 54,167 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 54,167 shares of common stock; and (iv) Class B warrants exercisable to purchase 216,667 shares of common stock. Net proceeds from the closing were $310,000.

On January 29, 2010, the Company issued and sold, pursuant to the 10X Agreement: (i) 162,500 shares of Series B-2 convertible into 108,334 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 54,167 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 54,167 shares of common stock; and (iv) Class B warrants exercisable to purchase 216,667 shares of common stock. Net proceeds from the closing were $308,000.

On March 8, 2010, the Company issued and sold, pursuant to the 10X Agreement: (i) 167,500 shares of Series B-2 convertible into 111,667 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 55,834 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 55,834 shares of common stock; and (iv) Class B warrants exercisable to purchase 223,334 shares of common stock. Net proceeds from the closing were $322,000.

On April 30, 2010, the Company issued and sold, pursuant to the 10X Agreement: (i) 155,000 shares of Series B-2 convertible into 103,334 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 51,667 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 51,667 shares of common stock; and (iv) Class B warrants exercisable to purchase 206,667 shares of common stock. Net proceeds from the closing were $297,000.

On May 10, 2010, the Company issued and sold, pursuant to the 10X Agreement: (i) 285,000 shares of Series B-2 convertible into 190,000 shares of common stock; (ii) Class A-1 warrants exercisable to purchase 95,000 shares of common stock; (iii) Class A-2 warrants exercisable to purchase 95,000 shares of common stock; and (iv) Class B warrants exercisable to purchase 380,000 shares of common stock. Net proceeds from the closing were $536,000.

The terms of the Series B are as follows:

Dividends.    Holders of the Series B will be entitled to receive cumulative dividends at the rate of 12% per share per annum (compounding monthly) payable quarterly which may, at the Company’s option, be paid in cash or common stock. Pursuant to an agreement with the holder of all shares of Series B, on January 26, 2011, the Company amended and restated the Certificate of Designation of Preferences, Rights and Limitations for the Series B-1 and Series B-2, to provide that dividends are payable in cash or shares of Common Stock valued at 100% of the volume weighted average price of the Common Stock for the 20 consecutive trading days prior to the dividend payment date on and after September 30, 2011. If the Company does not pay any dividend on the Series B, dividends will accrue at the rate of 15% per annum (compounding monthly).

Conversion Rights.    Each share of Series B is convertible into four-sixths (approximately 0.667) shares of common stock at the conversion price of $3.00 per share at the option of (i) the holder, at any time and (ii) the Company, at any time after February 12, 2010 (and upon 10 days notice) if the common stock is quoted at or above $9.00 for 15 consecutive trading days and an effective registration statement regarding the underlying shares of common stock is in effect (subject to certain monthly volume limits). Pursuant to an agreement with the holder of all shares of Series B, on January 26, 2011, the Company amended and restated the Certificate of Designation of Preferences, Rights and Limitations for the Series B-1 and Series B-2, to remove the Company’s right to compel conversion of the Series B Preferred Stock to shares of its Common Stock

Redemption Rights.    Pursuant to an agreement with the holder of all shares of Series B, on January 26, 2011, the Company amended and restated the Certificate of Designation of Preferences, Rights and Limitations for the Series B-1 and Series B-2, to provide that, upon notice of not less than 30 trading days, a holder of Series B may require the Company to redeem, in whole or in part at any time on or after the earlier of (a) February 12, 2019 or (b) the date of issuance of a promissory note to David Platt (see Note 11) in connection with the achievement of certain milestones under his separation agreement.

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

Other Restrictions.    So long as any shares of the Series B remain outstanding, the Company may not, without the approval of the holders of a majority of the shares of Series B outstanding, among other things, (i) change the size of the Company’s Board of Directors; (ii) amend or repeal the Company’s Articles of Incorporation or Bylaws or file any articles of amendment designating the preferences, limitations and relative rights of any series of preferred stock; (iii) create or increase the authorized amount of any additional class or series of shares of stock that is equal to or senior to Series B; (iv) increase or decrease the authorized number of shares of the Series B; (v) purchase, redeem or otherwise acquire for value any shares of any class of capital stock; (vi) merge or consolidate the Company into or with any other corporation or sell, assign, lease, pledge, encumber or otherwise dispose of all or substantially all of the Company’s assets or those of any subsidiary; (vii) voluntarily or involuntarily liquidate, dissolve or wind up the Company or the Company’s business; (viii) pay or declare dividends on any capital stock other than the Preferred Stock, unless the Series B share ratably in such dividend and all accrued dividends payable with respect to the Series B have been paid prior to the payment or declaration of such dividend; (ix) acquire an equitable interest in, or the assets or business of any other entity in any form of transaction; (x) create or commit us to enter into a joint venture, licensing agreement or exclusive marketing or other distribution agreement with respect to the Company’s products, other than in the ordinary course of business; (xi) permit the Company or any subsidiary to sell or issue any security of such subsidiary to any person or entity other than the Company; (xii) enter into, create, incur, assume or guarantee any indebtedness for borrowed money of any kind (other than indebtedness existing on the initial closing date and approved by Series B shareholders); (xiii) enter into, create, incur or assume any liens of any kind (other than certain permitted liens); (xiv) issue any common stock equivalents; (xv) increase the number of shares of the Company’s common stock that may be issued pursuant to options, warrants or rights to employees, directors, officers, consultants or advisors above 250,000.

Warrants.    Each Class A-1 warrant, Class A-2 warrant and Class B warrant is exercisable at $3.00 per share of common stock at any time on or after the date of issuance until the fifth anniversary of the respective issue date. The Company may, upon 30 days notice and so long as an effective registration statement regarding the underlying shares of common stock is in effect, issue a termination notice with respect to (i) each Class A-1 warrant on any trading day on which the market value of the common stock for each of the 15 previous trading days exceeded $7.50 per share and (ii) each Class A-2 warrant on any trading day on which the market value of the common stock for each of the 15 previous trading days exceeded $10.50 per share.

The fair value of the warrants issued in connection with the Series B-1 was $1,296,000 at the date of issuance based on the following assumptions: an expected life of 5 years, volatility of 118%, risk free interest rate of 1.79% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-1 and the related warrants, resulting in $1,105,000 of the proceeds being allocated to additional paid-in capital. The Company analyzed the Series B-1, post-allocation of the gross proceeds, and determined that there was no beneficial conversion feature at the date of issuance. The issuance costs of the Series B-1 and the amounts allocated to warrants were recorded as a reduction to the carrying value of the Series B-1 when issued, and are accreted to the redemption value of the Series B-1 through the earliest redemption date. Due to the redemption feature, the Company has presented the Series B-1 outside of permanent equity, in the mezzanine of the consolidated balance sheet at December 31, 2011 and 2010.

The fair value of the warrants issued during the year ended December 31, 2010 in connection with the Series B-2 was $4,148,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 126% to 129%, risk free interest rates of 2.27% to 2.43% and zero dividends. The fair value of the warrants issued during the year ended December 31, 2009 in connection with the Series B-2 was $5,333,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 124% to 127%, risk free interest rates of 1.98% to 2.70% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-2 and the related warrants, resulting in $1,028,000 and $1,732,000 of the proceeds being allocated to additional paid-in capital for the years ended December 31, 2010 and 2009, respectively. The issuance costs of the Series B-2 and the amounts allocated to warrants were recorded as a reduction to the carrying value of the Series B-2 when issued, and are accreted to the redemption value of the Series B-2 through the earliest redemption dates. Due to the redemption feature, the Company has presented the Series B-2 outside of permanent equity, in the mezzanine of the consolidated balance sheet at December 31, 2011 and 2010.

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

On December 30, 2010, the Company sold and issued 212 shares of Series C at a price of $10,000 per share for gross proceeds of $2,120,000. The Company incurred $47,000 of cash transaction costs resulting in net cash proceeds of $2,073,000. In addition, the Company issued 500 warrants exercisable at $7.20 to a placement agent which had a de minimis value.

The terms of the Series C are as follows:

Conversion Rights.    Each holder of Series C may convert all, but not less than all, of his Series C shares plus accrued and unpaid dividends into Common Stock at the price of $6.00 per share of Common Stock (“Conversion Price”), such that approximately 1,667 shares of Common Stock will be issued per each converted share of Series C (accrued and unpaid dividends will be issued as additional shares). At December 31, 2011, the 220 shares of Series C were convertible into a total of 366,676 shares of Common Stock.

Subject to the continuing obligation to pay post conversion dividends, the Company may convert all, but not less than all, of the Series C (plus all accrued and unpaid dividends) into Common Stock, at the Conversion Price, upon such time that the closing price of the Common Stock is no less than $18.00 per share for 15 consecutive trading days.

Dividends.    Holders of Series C shall be entitled to receive cumulative non-compounding dividends at the rate per share of Series C equal to the greater of (i) 6% per annum of the Stated Value (also defined as the “Floor”) or (ii) 2.5% of net sales until the total dividends paid is equal to the initial investment and 1.25% of net sales thereafter. The maximum amount each Series C shareholder will receive in dividend payments is equal to $100,000 (the “Maximum Payout”). For purposes of this dividend calculation, net sales shall mean gross revenues actually received by the Company, from the sale or licensing of the product DAVANAT® (GM-CT-01), less chargebacks, returns, expenses attributable to product recalls, duties, customs, sales tax, freight, insurance, shipping expenses, allowances and other customary deductions.

The dividend shall be payable in arrears semi annually on March 31 and September 30, beginning with the first such date after the original issue date; provided, however, that all dividends and all other distributions shall cease, and no further dividends or other distributions shall be paid, in respect of each share of Series C from and after such time that the Maximum Payout has been paid in respect of such share of Series C. Such dividends shall be payable at the Company’s option either in cash or in duly authorized, fully paid and non-assessable shares of Common Stock valued at the higher of (i) $3.00 per share or (ii) the average of the Common Stock trading price for the ten (10) consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.

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

At the date of issuance, the Series C have an embedded dividend right to continue to receive dividend payments after conversion to common stock (the Series C Post Conversion Dividend Right) which requires bifurcation. The value of this post conversion dividend right on the date of issuance was determined to be de minimis due to the fact that the payment of a dividend stream other than the 6% dividend and conversion of Series C prior to the Company achieving sales of GM-CT-01 was deemed improbable at that time. Upon a conversion of the Series C, the Company will be required to record a liability and the related expense during the period of conversion. The Company will continue to evaluate and assess the Series C Post Conversion Dividend Right for each reporting period.

In July 2011, 5 shares of Series C were converted into 8,334 shares of common stock and 5 Series C Post Conversion Dividend Rights (Dividend Rights) were issued. Per the terms of the Series C, these Dividend Rights shall continue to participate in dividends, however the Floor shall not apply. At December 31, 2011, these Dividend Rights were determined to have a de minimis value, as the payment of a dividend is considered improbable at this time.

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

Redemption.    Upon a sale of the Company, the Company shall redeem all of the then outstanding shares of Series C and Series C Preferred Stock Post Conversion Rights within thirty (30) days after the transaction constituting the sale of the Company is closed and such closing is fully funded. The price to redeem a share of Series C and each redeemed Series C Preferred Stock Post Conversion Redemption Right shall be equal to (i) (A) the applicable return on investment (“ROI”) percentage, multiplied by (B) $10,000, minus (ii) the cumulative dividends received through the redemption date. The redemption price shall be payable at our option either in cash or in shares of common stock valued at the higher of (i) $3.00 per share or (ii) the average market price for the ten consecutive trading days ending immediately prior to the date of redemption. The ROI Percentage shall mean the percentage that applies as of the redemption date, as follows:

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

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2011 and 2010.

Voting Rights.    The Series C shares have no voting rights.

7.	Warrants and Warrant Liabilities

Warrants

Warrant activity is summarized as follows:

Outstanding at January 1, 2010	8,398,383
Issued	1,845,334
Cancelled	(21,834)
Exercised	(1,636,011)

Outstanding at December 31, 2010	8,585,872

Issued	—
Cancelled	(141,084)
Exercised	(1,771,383)

Outstanding at December 31, 2011	6,673,405

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2011.

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
2001 Placement Agents	18,334	$21.00	February 1, 2002	February 1, 2012
February 4, 2008 Series A Transaction
$1.50 Investor Warrants	290,417	$9.00	August 3, 2008	February 4, 2012
$2.00 Investor Warrants	290,417	$12.00	August 3, 2008	February 4, 2012
$1.50 Placement Agent Warrants	1,400	$9.00	August 3, 2008	February 4, 2012
February 25, 2008 Common Stock Transaction
$0.70 Investor Warrants	710,834	$4.20	August 25, 2008	August 25, 2013
February 12, 2009 Series B-1 Transaction
$0.50 Investor Warrants—Class A-2	300,000	$3.00	February 12, 2009	February 12, 2014
$0.50 Investor Warrants—Class B	1,200,000	$3.00	February 12, 2009	February 12, 2014
May 13, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	150,000	$3.00	May 13, 2009	May 13, 2014
$0.50 Investor Warrants—Class B	600,000	$3.00	May 13, 2009	May 13, 2014
June 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	83,333	$3.00	June 30, 2009	June 30, 2014
$0.50 Investor Warrants—Class B	333,333	$3.00	June 30, 2009	June 30, 2014
April 15, 2009 Consultant Warrants	55,001	$3.00	April 15, 2009	April 15, 2013
May 1, 2009 Consultant Warrants	74,000	$3.00	May 1, 2009	May 1, 2014
June 30, 2009 Consultant Warrants	40,000	$3.00	June 30, 2009	June 30, 2014
July 26, 2009 Consultant Warrants	16,667	$3.00	July 26, 2009	July 26, 2014
August 12, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	50,000	$3.00	August 12, 2009	August 12, 2014
$0.50 Investor Warrants—Class B	200,000	$3.00	August 12, 2009	August 12, 2014
September 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	54,166	$3.00	September 30, 2009	September 30, 2014
$0.50 Investor Warrants—Class B	216,666	$3.00	September 30, 2009	September 30, 2014
November 4, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	51,666	$3.00	November 4, 2009	November 4, 2014
$0.50 Investor Warrants—Class B	206,666	$3.00	November 4, 2009	November 4, 2014
December 8, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	54,167	$3.00	December 8, 2009	December 8, 2014
$0.50 Investor Warrants—Class B	216,667	$3.00	December 8, 2009	December 8, 2014
January 29, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	54,167	$3.00	January 29, 2010	January 29, 2015
$0.50 Investor Warrants—Class B	216,667	$3.00	January 29, 2010	January 29, 2015
March 8, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	55,834	$3.00	March 8, 2010	March 8, 2015
$0.50 Investor Warrants—Class B	223,334	$3.00	March 8, 2010	March 8, 2015
April 30, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	51,667	$3.00	April 30, 2010	April 30, 2015
$0.50 Investor Warrants—Class B	206,667	$3.00	April 30, 2010	April 30, 2015
May 10, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	95,000	$3.00	May 10, 2010	May 10, 2015
$0.50 Investor Warrants—Class B	380,000	$3.00	May 10, 2010	May 10, 2015
May 25, 2010 Consultant Warrants	35.001	$4.50	May 25, 2010	May 25, 2014
May 25, 2010 Consultant Warrants	7,500	$15.00	May 25, 2010	May 25, 2014
June 15, 2010 Consultant Warrants	100,000	$4.26	June 15, 2010	June 15, 2015
December 9, 2010 Consultant Warrants	33,334	$3.90	December 9, 2010	December 9, 2015
December 30, 2010 Placement Agent Warrants	500	$7.20	December 30, 2010	December 30, 2015

Total outstanding warrants	6,673,405

Consultant Warrants

In May 2008 the Company entered into an agreement with Investor Relations Group (“IRG”) for IRG to provide investor relations services to the Company in exchange for cash and warrants on a monthly basis. On September 30, 2008 the Company terminated the agreement under the provisions of the agreement. During the effective contract period IRG earned 6,500 warrants valued at $3,000. The expense associated with these warrants was calculated using the Black-Scholes option-pricing model and charged to stock compensation expense. The warrants are exercisable at $3.00 per share for a period of three years.

In April 2009, the Company entered into agreements with consultants that provided for the grant of warrants for the purchase of 55,000 shares of common stock at an exercise price of $3.00 per share. Of the 55,000 warrants, 13,334 vested immediately and 41,666 will vest upon the achievement of certain milestones. The initial 13,334 warrants were valued at $32,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 134%, risk free interest rate of 1.76% and zero dividends and the expense recognized upon issuance. During the year ended December 31, 2010, 8,334 warrants vested (valued at $16,000 on the vesting date using the following assumptions: expected life of 3.06 years, volatility of 140%, risk free interest rates of 1.69% and zero dividends). When it became probable that the remaining 33,332 warrants would vest, the Company valued the warrants at $124,000 as of December 31, 2010 using the following assumptions: expected life of 2.29 years, volatility of 141%, risk free interest rates of 0.61% and zero dividends. The Company valued the warrants at $104,000 as of December 31, 2011 using the following assumptions: expected life of 1.29 years, volatility of 70%, risk free interest rates of 0.12% and zero dividends. The Company recognized expense related to the 33,332 warrants of $111,000 for the year ended December 31, 2010 and a reversal of expense of $13,000 for the year ended December 31, 2011.

In May 2009, the Company entered into agreements with consultants that provided for the grant of warrants to purchase 95,834 shares of common stock at an exercise price of $3.00 per share. The warrants were valued at $232,000 on issuance based on the following assumptions: an expected life of 5 years, volatility of 124%, risk free interest rate of 2.16% and zero dividends. The Company recognized expense related to these warrants of $53,000 during the year ended December 31, 2010. As of December 31, 2010, 74,000 of these warrants were vested and 21,834 shares were forfeited.

In May 2010, the Company granted warrants to consultants for the purchase of 35,001 shares of common stock at an exercise price of $4.50 per share. The warrants were valued at $134,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 143%, risk free interest rate of 1.610% and zero dividends. The warrants vested immediately and the company recognized an expense of $134,000 related to these warrants during the year ended December 31, 2010.

In May 2010, the Company entered into an agreement with a consultant that provided for the grant of warrants for the purchase of 12,000 shares of common stock at an exercise price of $15.00 per share. The warrants were initially valued at $40,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 143%, risk free interest rate of 1.610% and zero dividends. The warrants vest at a rate of 500 per month and the unvested warrants will be revalued as they vest. At December 31, 2011, 7,500 warrants were vested and 4,500 were forfeited upon cancellation of the agreement. The following assumptions were used to value the warrants for the year ended December 31, 2011: an expected life of 2.99 to 3.32 years, volatility of 128% to 130%, risk free interest rate of 0.79% to 1.29% and zero dividends. The following assumptions were used to value the warrants for the year ended December 31, 2010: an expected life of 3.40 to 3.99 years, volatility of 130% to 144%, risk free interest rate of 0.51% to 1.68% and zero dividends. The company recognized an expense of $12,000 and $15,000 related to these warrants during the years ended December 31, 2011 and 2010, respectively.

In August 2010, the Company entered into an agreement with a consultant, who was also a board member, which provided for the grant of warrants for 100,000 shares of common stock at an exercise price of

$4.26 per share. Of the 100,000 warrants, 25,000 vested immediately on signing of the agreement, 25,000 were to vest at the end of one year and the remaining 50,000 warrants were to vest based on the achievement of certain milestones. The following assumptions were used to value the remaining unvested warrants on March 7, 2011 at the date the consultant effectively became an employee of the Company: an expected life of 4.28 years, volatility of 135%, risk free interest rate of 1.705% and zero dividends. Pursuant to an employment agreement entered into in May 2011, all remaining unvested warrants were immediately vested. The Company recognized expense of $340,000 and $219,000 related to these warrants during the years ended December 31, 2011 and 2010, respectively.

In December 2010, the Company granted warrants to a consultant for the purchase of 33,334 shares of common stock at an exercise price of $3.90 per share. The warrants were valued at $112,000 on issuance based on the following assumptions: an expected life of 5 years, volatility of 130%, risk free interest rate of 1.9% and zero dividends. The warrants vested immediately and the company recognized an expense of $112,000 related to these warrants during the year ended December 31, 2010.

In December 2010, the Company issued warrants to a placement agent for the purchase of 500 shares of common stock at an exercise price of $7.20 per share. These warrants were valued at $2,000 using the following assumptions: an expected life of 5 years, volatility of 130%, risk free interest rate of 2.06% and zero dividends.

Impact of Adopting Provisions Regarding Warrant Liabilities

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified standards related to determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock. The standards provide that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The standard is effective for fiscal years beginning after December 15, 2008. The Company adopted the standard on January 1, 2009 and determined that the 1,164,929 warrants issued in connection with the February 2006 Transaction that had been classified as equity and included in additional paid-in capital at December 31, 2008, should be classified as liabilities due to repricing and anti-dilution provisions contained in the warrant agreements. The impact of adopting new accounting provisions on January 1, 2009, which required the treatment of warrants with certain features as liabilities rather than equity, was a decrease in additional paid-in-capital by $458,000, which was the fair value recorded at the time the warrants were transferred from a liability to equity during the year ended December 31, 2008, an increase of warrant liabilities by $204,000, the fair value of the warrants as of January 1, 2009 and a credit to accumulated deficit for the difference.

During the years ended December 31, 2011 and 2010, the Company recognized a loss of $524,000 and $1,241,000, respectively in its consolidated statements of operations related to the change in fair value of warrant liabilities.

8.	Fair Value of Financial Instruments

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

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. The Company considered using methods of valuation other than Black-Scholes for the year ended December 31, 2010, but due to the short term nature of these instruments, which expired in August 2011, the Company determined that using a different valuation method would not likely result in a materially different valuation. Key assumptions used to apply these models are as follows:

December 31, 2010
Risk free interest rate	0.19%
Expected life	0.62 years
Expected volatility of common share price	70%
Common share price	$5.40

Below is a summary of our fair value measurements at December 31,2010:

	Value at year end	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Year ended December 31, 2010:
Warrant liabilities	$861	$—	$861	$—

There were no transfers between level 1, 2 or 3 during the years ended December 31, 2011 or 2010.

A summary of changes in the Warrant Liabilities is as follows:

Fair Value of Warrant Liabilities
(in thousands)
Balance January 1, 2010	$1,633

Change in fair value of warrant liabilities	1,241
Intrinsic value of liability warrants exercised	(2,013)

Balance December 31, 2010	$861

Change in fair value of warrant liabilities	524
Intrinsic value of liability warrants exercised	(1,385)

Balance December 31, 2011	$—

The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

9.	Stock-Based Compensation

Summary of Stock-Based Compensation Plans

At December 31, 2011, the Company had three stock-based compensation plans where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs (the “Incentive Plans”) as follows:

2001 Stock Incentive Plan.    In October 2001, the Company’s Board of Directors adopted the Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the “Incentive Plan”), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has 833,334 shares of common stock for issuance upon exercise of grants made under the Incentive Plan. Options granted under the Incentive Plan vest either immediately or over a period of up to three years, and expire 3 years to 10 years from the grant date. At December 31, 2011, 94,985 shares were available for future grant under the Incentive Plan.

2003 Non-Employee Director Stock Option Plan.    In 2003, the stockholders approved the Pro-Pharmaceuticals, Inc. 2003 Non-Employee Director Stock Option Plan (the “Director Plan”), which permits awards of stock options to non-employee directors. The stockholders reserved 166,667 shares of common stock for issuance upon exercise of grants made under the Director Plan. At December 31, 2011, 139,160 shares were available for future grant under the Director Plan.

2009 Incentive Compensation Plan.    In February 2009, the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”) which provides for the issuance of up to 3,333,334 shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2011, 1,687,980 shares were available for future grant under the 2009 Plan.

In addition, the Company has awarded 1,477,379 non-plan stock option grants to employees and non-employees. These non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plans. At December 31, 2011, 1,444,045 non-plan grants were outstanding.

Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock and common stock warrants:

	Year Ended December 31,
	2011	2010
Research and development	$1,558	$297
General and administrative	1,687	1,645

Total stock-based compensation expense	$3,245	$1,942

Included in stock-based compensation for the year ended December 31, 2010 was $70,000 of research and development expenses and $295,000 of general and administrative expenses which were accrued for as bonuses as of December 31, 2009 and which were paid with the issuance of options in 2010.

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2011	2010	Cumulative Period from Inception (July 10, 2000) to December 31, 2011
Risk-free interest rate	1.90%	2.38%	2.23%
Expected life of the options	5.13 years	5 years	5.05 years
Expected volatility of the underlying stock	131%	126%	120%
Expected dividend rate	0%	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 7 years, with 5 years representing the estimated life of options granted. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. At December 31, 2011, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.

Of the options granted during 2011, 166,668 vest only upon the achievement of certain market conditions (83,334 and 83,334 upon the Company achieving a market capitalization of $5 billion and $10 billion, respectively). These market condition stock option awards were valued at $1,006,000 using a Monte Carlo model and will be recognized over a weighted average period of 5.5 years. Assumptions used to value these options included the following: annualized volatility of 110%, annualized drift/risk-free interest rate of 3.5% and a forecast horizon/life of 10 years.

The following table summarizes the stock option activity in the stock based compensation plans:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2010	1,710,082	$0.72 – 24.30	$7.20
Granted	363,334	1.80	1.80
Forfeited/Cancelled	(10,334)	15.66 – 16.20	16.14
Exercised	(97,334)	0.72 – 2.64	1.32

Outstanding, December 31, 2010	1,965,748	$0.72 – 24.30	$7.20
Granted	1,676,712	4.92 – 7.02	7.02
Forfeited/Cancelled	(334,543)	7.08 – 22.50	8.93
Exercised	(216,443)	0.72 – 2.64	1.21

Outstanding, December 31, 2011	3,091,474	$0.72 – 24.30	$6.83

The following tables summarize information about stock options outstanding at December 31, 2011:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.72 – $1.80	574,007	2.75	$1.57	574,007	$1.57
$2.28 – $04.20	460,093	2.58	2.91	460,093	2.91
$5.82 – $8.10	1,754,160	8.59	6.98	436,677	6.85
$11.40 – $24.30	303,214	1.66	21.88	303,214	21.88

	3,091,474	5.93	$6.83	1,773,991	$6.69

The weighted-average grant-date fair values of options granted during 2011 and 2010 were $6.07 and $1.56, respectively. As of December 31, 2011 there were unvested options to purchase 1,317,480 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $7,074,000, which is expected to be recognized over a weighted–average period of 3.3 years. As of December 31, 2011, the aggregate intrinsic value of outstanding options was $3,713,000 and the aggregate intrinsic value of exercisable options was $3,713,000, based the Company’s closing common stock price of $5.76 (given effect for the six-for-one reverse split).

During 2011, 216,440 options were exercised valued at $253,000. During 2010, 97,334 options were exercised valued at $104,000. During the years ended December 31, 2011 and 2010, the Company received $234,000 and $128,000, respectively, for the exercise of stock options. During 2011, 83,334 options were exercised cashlessly resulting in the issuance of 64,273 shares. No cash was received from the exercise of employee stock options during the cumulative period from inception to December 31, 2009. The intrinsic value of options exercised during the years ended December 31, 2011 and 2010 and from the period from inception to December 31, 2011 was $1,174,000, $290,000 and $1,562,000, respectively.

The total fair value of options vested during the years ended December 31, 2011, 2010 and the cumulative period from inception to December 31, 2011 was $2,153,000, $1,098,000 and $10,609,000, respectively.

Other Stock Based Compensation Transactions

During 2001, the Company entered into a consulting agreement with a non-employee, who was also a Board member and former member of the Audit Committee, pursuant to which the Company granted 33,334 options to purchase common stock at an exercise price of $21.00 in consideration for services to be performed. At the time of issuance, these options were valued at $239,000 based on a deemed fair market value of the Company’s common stock of $13.68 per share. Total expense for the years ended December 31, 2003, 2002 and 2001 related to these options was $71,000, $64,000 and $147,000, respectively.

In March 2002, the Company entered into a second agreement with the same non-employee, by which the Company granted 334 options a month to purchase common stock at an exercise price of $21.00 in consideration for monthly consulting services. On November 11, 2002 such agreement was superseded by an amendment, which was effective retroactively to the date of the original agreement, March 1, 2002. Under the amended agreement, the Company granted 4,000 options on March 1, 2002, which vest at a rate of 334 options per month, as services are performed. These options were valued at $11,000 using the Black-Scholes option-pricing model, based on a grant date fair value of the Company’s common stock of $12.96 per share. During 2002, the Company recorded a $41,000 charge to stock compensation expense related to the 3,334 options that vested during the year. As of December 31, 2002, the Company had deferred compensation of $11,000 that related to the remaining unvested options, which was recognized in 2003.

In June 2003, the Company entered into a third agreement with the same non-employee, by which the Company granted 4,000 options effective retroactively to March 1, 2003, which vest at a rate of 334 options per month as services are performed. These options were valued at $33,000 using the Black-Scholes option-pricing model, based on a fair market value of the Company’s common stock of $21.00 per share. The consulting arrangement was concluded on March 1, 2004. The Company recorded fair value adjustments of ($2,000) and $21,000 related to the unvested consultant options during 2004 and 2003, respectively. Total expense for the years ended December 31, 2004 and 2003 related to these options was $17,000 and $40,000, respectively.

In January 2003, the Company granted 16,667 options at an exercise price of $21.00 to a Board member for consulting services unrelated to services performed as a director. One-third of the options vested immediately and the balance vests in equal amounts on the first and second anniversaries of the award. The options were valued at $156,000 using the Black-Scholes option-pricing model, based on a fair market value of the Company’s common stock of $16.80 per share. The consulting services were completed and the consulting arrangement was concluded as of March 31, 2004. The Company recorded fair value adjustments of $4,000 and $82,000 related to the unvested consultant options during 2004 and 2003, respectively. Total expense for the years ended December 31, 2004 and 2003 related to these options was $51,000 and $193,000, respectively.

In May 2003, the Company granted 1,667 options at an exercise price of $21.00 to a new member of the Scientific Advisory Board. One-half of the options vested immediately and the balance vests on the second anniversary. These options were valued at $16,000 using the Black-Scholes option-pricing model based on a fair market value of the Company’s common stock of $16.80 per share. The Company recorded fair value adjustments of $2,000 and $6,000 related to the unvested consultant options during 2004 and 2003, respectively. Total expense for the years ended December 31, 2004 and 2003 related to these options was $5,000 and $13,000, respectively.

In September 2003, the Company granted 4,167 options each to a Board member and to a member of the Scientific Advisory Board for consulting services. The options were exercisable immediately at $24.30 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $14.64 per share. The Company recorded a $122,000 charge to stock compensation expense in 2003 related to these awards.

In October 2003, in connection with the resignation of its former Chief Financial Officer, the Company accelerated the vesting on 16,667 options granted to such officer in September 2003 at an exercise price of $24.30, which was equal to the fair market value of the common stock on the date of grant. As the fair market value of the common stock was $26.70 per share at the time the vesting was accelerated, the Company recorded a $40,000 charge to stock compensation expense. Also, in October 2003, such officer exercised on a cashless basis 8,334 options at an exercise price of $17.82 per share resulting in the issuance of 2,772 shares. As the fair market value of the Company’s common stock on the date of exercise was $26.70 per share, the Company recorded a charge of $74,000 to stock compensation expense in 2003 related to the exercise of these options.

In March 2004, the Company issued 4,167 options in fulfillment of a September 2003 agreement with an investor relations firm. The agreement obligated the Company to pay a monthly retainer and issue options at a rate of 834 options per month, up to a maximum of 16,667 options, exercisable at $34.80 per share as services are performed. The Company concluded the engagement in February 2004. The options were exercisable immediately and expired on March 26, 2007. Accordingly, the Company recorded $29,000 as stock compensation expense in 2003 on the 2,500 options that vested as of December 31, 2003 and an additional stock compensation expense of $23,000 in 2004 on the 10,000 options that vested in January and February 2004. The stock compensation expense was determined based on a fair market value of the options when the options were earned. These options expired unexercised in 2007.

In April 2004, the Company entered into an agreement with an investor relations firm. The agreement obligated the Company to pay a monthly retainer and issue options at a rate of 834 per month up to a maximum of 10,000 options exercisable at $30.96 per share as services are performed. During 2004, 7,500 options were earned but not issued. During 2005, 2,500 options were earned and the full 10,000 options were issued. The Company recorded $67,000 in 2004 and $14,000 in 2005 as stock compensation expense related to this agreement. The stock compensation expense was determined based on the fair market value of the options when the options were earned. The options were exercisable immediately and expired three years from the agreement date. These options expired unexercised in 2007.

In November 2005, the Company issued 834 options to a member of the Scientific Advisory Board for consulting services. The options were exercisable immediately at $15.66 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $8.10 per share which was the fair market value at the date of the grant. The Company recorded a $7,000 charge to stock compensation expense in 2005 related to this award. These options expired unexercised in 2010.

In March 2006 the Company issued 2,500 options to a consultant for consulting services, of which 834 of the options were exercisable immediately, 833 options vested in March 2008 and 833 options vested in March 2009. The options are exercisable at $22.50 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $13.20 per share which was the fair market value at the date of the grant. The Company is recording a $33,000 charge to stock compensation expense over the vesting period of the options.

In December 2007, the Company issued 834 options to a consultant for consulting services. The options were exercisable immediately at $3.78 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $2.76 per share which was the fair market value at the date of the grant. The Company recorded a $2,000 charge to stock compensation expense in 2007 related to this award.

In April 2008, the Company issued 8,000 options to a consultant for consulting services. The options were exercisable immediately at $2.64 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $2.34 per share which was the fair market value at the date of the grant. The Company recorded a $15,000 charge to stock compensation expense in 2008 related to this award.

In February 2009, the Company issued 33,334 options to a consultant for consulting services. The options were exercisable immediately at $0 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $0.72 per share which was the fair market value at the date of the grant. The Company recorded a $24,000 charge to stock compensation expense in 2009 related to this award.

Restricted Stock

During the year ended December 31, 2009, the Company granted 416,670 shares of restricted common stock to members of its Board of Directors. These shares were restricted and any unvested shares were subject to forfeiture upon termination and would revert back to the Company. Of the 416,670 shares, 390,628 were vested as of December 31, 2010, and the final 26,042 vested in 2011. The restricted shares were valued at $450,000 ($1.08 per share) at the date of grant and were recognized over the vesting period. During 2011 and 2010, the Company recognized stock-based compensation of $18,000 and $235,000, respectively, related to these restricted stock grants.

In 2010, the Company granted 16,667 shares of restricted common stock to a consultant. These shares were restricted until November 15, 2010 and any unvested shares were subject to forfeiture upon termination and would revert back to the Company. At December 31, 2010 there were no restricted shares remaining. The restricted shares were valued at $71,000 ($4.26 per share) at November 15, 2010, and the Company recognized expenses of $71,000 during 2010 related to these shares.

In 2011, the Company issued 20,834 shares of restricted common stock to a consultant. These shares were restricted until November 15, 2011 and any unvested shares were subject to forfeiture upon termination and would revert back to the Company. At December 31, 2011 there no restricted shares remaining. The restricted shares were valued at $113,000 ($5.40 per share) at November 15, 2011, and the Company recognized expense of $110,000 and $3,000 during 2011 and 2010, respectively, related to these shares.

	Number of Shares	Weighted Average Price on Grant
Unvested restricted shares outstanding, December 31, 2009	416,670	$1.08
Restricted shares issued	16,667	2.64
Restricted shares vested	(407,295)	1.14

Unvested restricted shares outstanding, December 31, 2010	26,042	$1.08

Restricted shares issued	20,834	8.04
Restricted shares vested	(46,876)	4.17

Unvested restricted shares outstanding, December 31, 2011	—	$—

10.	Loss Per Share

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the years ended December 31, 2011 and 2010, all stock options, warrants and potential shares related to conversion of the Series A, the Series B and the Series C were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	December 31,
	2011	2010
	(Shares)	(Shares)
Warrants to purchase shares of common stock	6,673,405	8,585,872
Options to purchase shares of common stock	3,091,474	1,965,709
Restricted shares subject to vesting	—	26,042
Shares of common stock issuable upon conversion preferred stock	2,627,110	2,633,110

	12,391,989	13,210,733

11.	Commitments and Contingencies

Lease Commitments

The Company leases its facility under a non-cancelable operating lease that expires in September 2012. In connection with the operating lease, the Company has issued a letter of credit which is secured by restricted cash on deposit with the bank as a security deposit of $59,000. In July 2011, the Company entered into an operating lease for an apartment for Company executive use for a one-year term, ending July 2012, at a rate of $41,000 for the term. Rent expense under these operating leases was $305,000 and $298,000 for the years ended December 31, 2011 and 2010, respectively.

Future minimum payments under this lease as of December 31, 2011 are as follows (in thousands):

Year ended December 31,
2012	$200

Total lease payments	$200

Separation Agreement — Former Chief Executive Officer and Chairman of the Board of Directors

In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provided that the Company continue to pay Dr. Platt his current salary at a monthly rate of $21,667 for 24 months and that it may defer payment of a portion of such salary amounts greater than $10,000 per month (so long as Dr. Platt does not receive payments of less than the salary payments being made to the Company’s Chief Executive Officer). The Company also agreed to continue to provide health and dental insurance benefits to Dr. Platt and make the current monthly lease payments on his automobile until February 12, 2011. The Company recognized the full amount of the salary, health insurance and automobile during the first quarter of 2009. The remaining liability related to this severance is reflected in accrued expenses ($293,000) on the consolidated balance sheet at December 31, 2010. The final payment was paid to Dr. Platt on February 12, 2011.

The Separation Agreement also provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the GM-CT-01 technology (whether or not such technology is patented). We also will grant Dr. Platt fully vested cashless stock option with identical terms to purchase at least 83,334 shares of common stock; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company. The Company also will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 50,000 shares of common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant; or (iii) the renewed listing of our securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that the Company could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, the Company recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at December 31, 2011.

Series C Post Conversion Dividend Rights

As previously discussed in Note 6, upon a conversion of shares of Series C to shares of common stock, the Company will be required to record a liability and the related expense during the period of conversion. In July 2011, 5 shares of Series C were converted into 8,334 shares of common stock and 5 Dividend Rights were issued. Per the terms of the Series C, these Dividend Rights shall continue to participate in dividends, however the dividend will only be paid based on sales of GM-CT-01 and will not participate in the 6% dividend. At December 31, 2011, these Dividend Rights were determined to have a de minimis value, as the payment of a dividend (other than the 6% dividend) is considered improbable at this time. The Company will continue to evaluate and assess the Series C Post Conversion Dividend Right for each reporting period.

Legal Proceedings

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, the Company has no pending legal proceedings except as follows:

In January 2003, Custom Equity Research, Incorporated (d/b/a Summer Street Research Partners) filed a lawsuit against the Company alleging breach of contract, among other claims, based on an engagement letter in which Summer Street agreed to provide investment services to us. The Company denied the claims and believed they were without merit. In January 2011, the Company learned that Maxim Group, which the Company had previously engaged as a placement agent, had been named respondent in an arbitration matter with the Financial Industry Regulatory Authority (FINRA) initiated by Summer Street, for which the Company was obligated to indemnify Maxim Group. After consideration of the continued costs of litigation, the Company settled both matters in 2011 for an amount that is not material to the Company’s consolidated balance sheet or its cash position.

From time to time, the Company is exposed to litigation relating to its operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on its financial condition or results of operations.

12.	Income Taxes

The components of the net deferred tax assets are as follows at December 31:

	2011	2010
	(in thousands)
Operating loss carryforwards	$19,119	$17,242
Tax credit carryforwards	330	230
Other temporary differences	2,070	473

	21,519	17,945
Less valuation allowance	(21,519)	(17,945)

Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2011	2010
Tax benefit at U.S. statutory rates	(34.0%)	(34.0%)
State tax benefit	(5.3%)	(5.3%)
Credit	(1%)	0%
Permanent differences	3.5%	13.5%
Expiring state NOL’s	3.4%	0%
Research and development credits	(0%)	(0.9%)
Changes in valuation allowance	33.4%	26.7%

	0%	0%

As of December 31, 2011, the Company has federal and state net operating loss carryforwards totaling $53,371,000 and $23,616,000 respectively, which expire through 2031. In addition, the Company has federal and state research and development credits of $223,000 and $108,000, respectively, which expire through 2031. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.

At December 31, 2011 the Company has $1,082,000 of unrecognized tax benefits, $923,000 of which would affect the effective tax rate. The Company has not recognized an adjustment to the deficit accumulated during the development stage for unrecognized tax benefits because a full valuation allowance has been recorded against net operating loss carry forwards. Since the Company’s net deferred tax assets and the unrecognized tax benefits would not result in a cash payment, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits. Should the Company incur interest and penalties related to income taxes, those amounts would be included in income tax expense. Total amounts of unrecognized tax benefits are not expected to significantly increase or decrease within 12 months of the reporting date.

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

The Company has evaluated all events or transactions that occurred through the date on which the financial statements were issued, noting the following:

Offering of Units and Reverse Stock Split

On March 22, 2012, the Company entered into an underwriting agreement, relating to the offer and sale of 1,159,445 units (the “Units”) of the Company, each unit consisted of two shares of Common Stock and one warrant to purchase one share of Common Stock. Pursuant to the underwriting agreement, the Company granted the underwriters a 45-day option to purchase up to an additional 173,916 Units to cover over-allotments, which they exercised on March 26, 2012. The public offering price for each Unit was $9.00. Each warrant has an initial exercise price of $5.63 per share, is exercisable upon separation of the Units and expires on March 28, 2017.

On March 28, 2012, the Company sold and issued 1,333,361 Units (2,666,722 shares of common stock and related $5.63 warrants to purchase 1,333,361 shares of common stock) for gross proceeds of $12.0 million (net proceeds of approximately $10.5 million after the underwriting discount and offering costs).

Effective as of March 23, 2012, and in connection with the pricing of the offering of Units, the Company effected a one-for-six reverse split of its Common Stock and began trading on The NASDAQ Capital Market under the symbol “GALT.” All common share and per share amounts in these financial statements have been adjusted to reflect the effect of the reverse split.