Form 10-Q
period 2012-03-31
GALECTIN THERAPEUTICS INC
filed 2012-05-11
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒ No

The number of shares outstanding of the registrant’s common stock as of May 10, 2012 was 15,721,003.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011, and for the Cumulative Period From Inception (July 10, 2000) to March 31, 2012 (unaudited)	4
	Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2012 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and for the Cumulative Period From Inception (July 10, 2000) to March 31, 2012 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	16

ITEM 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	17

ITEM 1A.	Risk Factors	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	17

ITEM 4.	Mine Safety Disclosures	17

ITEM 5.	Other Information	17

ITEM 6.	Exhibits	17

SIGNATURES		18

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2012	December 31, 2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,314	$6,397
Prepaid expenses and other current assets	115	104

Total current assets	15,429	6,501

Property and equipment, net	5	6
Restricted cash	69	69
Intangible assets, net	35	36

Total assets	$15,538	$6,612

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$669	$384
Accrued expenses	1,266	1,551
Accrued dividends payable	-	80
Deferred revenue	200	200

Total current liabilities	2,135	2,215

Total liabilities	2,135	2,215

Commitments and contingencies (Note 9)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011, redemption value: $1,800,000, liquidation value: $1,800,000 at March 31, 2012	1,685	1,681
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011, redemption value: $4,200,000, liquidation value of $4,200,000 at March 31, 2012	2,740	2,687
Series C super dividend convertible preferred stock; 1,000 shares authorized, 220 shares issued and outstanding at March 31, 2012 and December 31, 2011, redemption value: $4,333,000, liquidation value: $2,200,000 at March 31, 2012	2,154	2,154

Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at March 31, 2012 and December 31, 2011, 8,001,000 designated at March 31, 2012 and December 31, 2011
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,562,500 issued and outstanding at March 31, 2012 and December 31, 2011	632	632
Common stock, $0.001 par value; 50,000,000 shares authorized at March 31, 2012 and December 31, 2011, 15,670,612 and 12,919,538 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	16	13
Additional paid-in capital	77,517	66,367
Deficit accumulated during the development stage	(71,341)	(69,137)

Total stockholders’ equity (deficit)	6,824	(2,125)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$15,538	$6,612

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31,
	2012	2011	2012
	(in thousands except per share data)
Operating expenses:
Research and development	$901	$744	$23,984
General and administrative	1,052	1,269	42,716

Total operating expenses	1,953	2,013	66,700

Total operating loss	(1,953)	(2,013)	(66,700)

Other income (expense):
Interest income	3	5	797
Interest expense	-	-	(4,451)
Change in fair value of convertible debt instrument	-	-	(3,426)
Change in fair value of warrant liabilities	-	(384)	9,022
Other income	-	-	491

Total other income (expense)	3	(379)	2,433

Net loss	$(1,950)	$(2,392)	$(64,267)

Preferred stock dividends	(197)	(272)	(3,456)
Preferred stock accretion	(57)	(58)	(3,872)

Net loss applicable to common stockholders	$(2,204)	$(2,722)	$(71,595)

Net loss per common share – basic and diluted	$(0.17)	$(0.24)
Weighted average common shares outstanding – basic and diluted	13,010	11,156

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED March 31, 2012 ( UNAUDITED)

(in thousands except share data)

							Stockholders’ Equity (Deficit)
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2011	900,000	$1,681	2,100,000	$2,687	220	$2,154	1,562,500	$632	12,919,538	$13	$66,367	$(69,137)	$(2,125)
Accretion of Series B redeemable convertible preferred stock		4		39								(43)	(43)
Accretion of beneficial conversion feature for Series B-2				14								(14)	(14)
Issuance of common stock and warrants, net of issuance costs of $1,597,000									2,666,722	3	10,400		10,403
Issuance of shares related to reverse split of common stock									3,294				-
Series A 12% convertible preferred stock dividend									15,625		68	(21)	47
Series B-1 redeemable convertible preferred stock dividend									11,531		47	(47)	-
Series B-2 redeemable convertible preferred stock dividend									26,906		108	(108)	-
Series C super dividend convertible preferred stock dividend									13,380		54	(21)	33
Issuance of common stock upon exercise of warrants									12,177				-
Issuance of common stock upon exercise of options									1,439				-
Stock-based compensation expense											473		473
Net loss												(1,950)	(1,950)

Balance at March 31, 2012	900,000	$1,685	2,100,000	$2,740	220	$2,154	1,562,500	$632	15,670,612	$16	$77,517	$(71,341)	$6,824

See notes to unaudited condensed consolidated financial statements

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31,
	2012	2011	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,950)	$(2,392)	$(64,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	2	548
Stock-based compensation expense	473	711	10,055
Non-cash interest expense	-	-	4,279
Change in fair value of convertible debt instrument	-	-	3,426
Change in fair value of warrant liabilities	-	384	(9,022)
Write off of intangible assets	-	-	351
Changes in operating assets and liabilities:
Grant receivable	-	234	-
Prepaid expenses and other current assets	(11)	(3)	(114)
Accounts payable and accrued expenses	-	(298)	2,205
Other long-term liabilities	-	(5)	-

Net cash used in operating activities	(1,486)	(1,367)	(52,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	(426)
Change in restricted cash	-	-	(69)
Increase in patents costs and other assets	-	-	(404)

Net cash used in investing activities	-	-	(899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	10,403	-	39,093
Net proceeds from issuance of Series A preferred stock and related warrants	-	-	1,691
Net proceeds from issuance of Series B-1 preferred stock and related warrants	-	-	1,548
Net proceeds from issuance of Series B-2 preferred stock and related warrants	-	-	3,935
Net proceeds from issuance of Series C preferred stock	-	130	2,203
Net proceeds from issuance of convertible debt instruments	-	-	10,621
Repayment of convertible debt instruments	-	-	(1,641)
Proceeds from exercise of common stock warrants and options	-	2,294	11,293
Proceeds from shareholder advances	-	-	9

Net cash provided by financing activities	10,403	2,424	68,752

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,917	1,057	15,314
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,397	5,891	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,314	$6,948	$15,314

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$-	$-	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$4,445	$-	$9,482
Conversion of accrued expenses into common stock	-	-	303
Cashless exercise of stock options	8	-	447
Conversion and redemption of convertible notes and accrued interest into common stock	-	-	12,243
Conversion of extension costs related to convertible notes into common stock			171
Payment of preferred stock dividends in common stock	277	320	3,456
Issuance of warrants to induce conversion of notes payable	-	-	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	-	-	107

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2012 and the results of its operations for the three months ended March 31, 2012 and 2011 and the cumulative period from inception (July 10, 2000) through March 31, 2012 and its cash flows for the three months ended March 31, 2012 and 2011, and for the cumulative period from inception (July 10, 2000) to March 31, 2012. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2011.

On March 23, 2012, the Company effected a one-for-six reverse stock split. All common share and per share amounts in these financial statements have been retroactively adjusted to reflect the effect of the reverse split. On March 28, 2012, the Company sold 2,666,722 shares of common stock and related warrants to purchase 1,333,361 shares of common stock for gross proceeds of $12.0 million (net cash proceeds $10.4 million). See Note 6 for further discussion of the transaction.

At March 31, 2012, the Company had $15,314,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes that with the cash and cash equivalents on hand at March 31, 2012 there is sufficient cash to fund operations through 2013. The Company is actively seeking to raise additional capital. If the Company is unsuccessful in raising additional capital or is unsuccessful in bringing its products to market before the end of 2013, the Company may be required to cease operations or seek bankruptcy protection.

As shown in the condensed consolidated financial statements, the Company incurred cumulative net losses applicable to common stockholders of $71.6 million for the cumulative period from inception (July 10, 2000) through March 31, 2012. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest, dividend payments, and the costs related to fair value accounting for the Company’s convertible debt instruments. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. Through March 31, 2012, the Company had raised a net total of $68.8 million in capital through sale and issuance of common stock, common stock purchase warrants, convertible preferred stock and debt securities in public and private offerings. From inception (July 10, 2000) through March 31, 2012, the Company used cash of $52.5 million in its operations.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011. On March 23, 2012, the Company began trading on The NASDAQ Capital Market under the symbol GALT. Immediately prior to March 23, 2012, the Company was traded on the Over-the Counter Bulletin Board (“OTCBB”) under the symbol GALT.OB (previously PRWP.OB).

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

On March 25, 2010, the Company granted PROCAPS S.A. (“PROCAPS”) (in the form of a definitive term sheet) exclusive rights to market and sell GM-CT-01 (formerly DAVANAT®) to treat cancer in Colombia, South America. PROCAPS is an international, privately held pharmaceutical company based in Barranquilla, Colombia. In October 2010, the Company received a payment of $200,000 and shipped GM-CT-01 to PROCAPS to be used by PROCAPS to qualify its vial filling process and to replicate the Company’s stability study. The Company recorded the $200,000 payment from PROCAPS as deferred revenue on the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 and will recognize the revenue when the remaining deliverables of the collaboration agreement have been completed.

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

3.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Legal and accounting fees	$42	$69
Accrued compensation	143	385
Severance agreement (Note 9)	1,000	1,000
Other	81	97

Total	$1,266	$1,551

4.	Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock and common stock warrants:

	Three Months Ended March 31,
	2012	2011
Research and development	$149	$524
General and administrative	324	187

Total stock-based compensation expense	$473	$711

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2011 through March 31, 2012:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2011	3,091,474	$6.83
Granted	-	-
Exercised	(1,439)	1.33
Options forfeited/cancelled	(92,567)	6.68

Outstanding, March 31, 2012	2,997,468	$6.84

As of March 31, 2012, there was $6,479,812 of unrecognized compensation related to 1,162,155 unvested options which is expected to be recognized over a weighted–average period of approximately 3.7 years. The weighted-average grant date fair value for options granted during the three months ended March 31, 2011 was $0.82.

Of the options granted during the three months ended March 31, 2011, 166,668 vest only upon the achievement of certain market conditions (83,334 and 83,334 upon the Company achieving a market capitalization of $5 billion and $10 billion, respectively). These market condition stock option awards were valued at $1,006,000 using a Monte Carlo model and will be recognized over a weighted average period of 5.5 years. Assumptions used to value these options included the following: annualized volatility of 110%, annualized drift/risk-free interest rate of 3.5% and a forecast horizon/life of 10 years.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used (there were no option grants to employees or consultants during the three months ended March 31, 2012):

	Three Months Ended March 31, 2011	Cumulative Period from Inception (July 10, 2000) to March 31, 2012
Risk-free interest rate	2.19%	2.23%
Expected life of the options	5 years	5.05 years
Expected volatility of the underlying stock	115%	120%
Expected dividend rate	0%	0%

5.	Common Stock Warrants

The following table summarizes the stock warrant activity from December 31, 2011 through March 31, 2012:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2011	6,673,405	$3.95
Granted	1,379,739	5.63
Exercised	(12,177)	3.18
Forfeited/cancelled	(616,726)	10.62

Outstanding, March 31, 2012	7,424,241	$3.71

Consultant Warrants

In April 2009, the Company entered into agreements with consultants that provided for the grant of warrants for the purchase of 55,000 shares of common stock at an exercise price of $3.00 per share. Of the 55,000 warrants, 13,334 vested immediately and 41,666 will vest upon the achievement of certain milestones. The initial 13,334 warrants were valued at $32,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 134%, risk free interest rate of 1.76% and zero dividends and the expense recognized upon issuance. When it became probable that the remaining 33,332 warrants would vest, the Company valued the warrants at $124,000 as of December 31, 2010 using the following assumptions: expected life of 2.29 years, volatility of 141%, risk free interest rates of 0.61% and zero dividends. The Company valued the warrants at $55,000 as of March 31, 2012 using the following assumptions: expected life of 1.04 years, volatility of 75%, risk free interest rates of 0.19% and zero dividends. The Company recognized a reversal of previously recognized expense related to the 33,332 warrants of $43,000 for the three months ended March 31, 2012 and an expense of $8,000 for the three months ended March 31, 2011.

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

6.	Common Stock and Warrant Offering and Reverse Split

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

On March 28, 2012, the Company sold and issued 1,333,361 Units (2,666,722 shares of common stock and related $5.63 warrants to purchase 1,333,361 shares of common stock) for gross proceeds of $12.0 million (net cash proceeds of $10,403,000 after the underwriting discount and offering costs). The warrants were valued at $4,445,000 as of the issuance date of March 28, 2012, using the closing price of $4.20, a life of 5 years, a volatility of 119% and a risk free interest rate of 1.05%. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” the Company has determined that warrants issued in connection with this financing transaction were not derivative liabilities and therefore, were recorded as additional paid-in capital.

On March 28, 2012, in connection with this underwritten financing as per the underwriting agreement, the Company issued a total of 46,378 common stock purchase warrants to the underwriters. These warrants expire May 2, 2016, have an exercise price of $5.63 per share, and are exercisable beginning 1 year from March 22, 2012 (the date of the underwriting agreement). These warrants were valued at $143,000 as of the date of issuance (March 28, 2012), using the closing price of $4.20, life of 4.1 years, volatility of 117% and risk free interest rate of 0.78%. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity”, the Company has determined that these warrants issued in connection with this financing transaction were not derivative liabilities and therefore, were recorded as additional paid-in capital.

Effective as of March 23, 2012, and in connection with the pricing of the offering of Units, the Company effected a one-for-six reverse split of its Common Stock. Per the terms of the reverse split, all fractional shares were rounded up. Based on the effective split date of March 23, 2012, the Company to date has issued 3,294 shares of common stock to cover fractional shares.

7.	Fair Value of Financial Instruments

In general, fair values determined by Level 1 inputs identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company had no financial instruments requiring fair value presentation at March 31, 2012 or December 31, 2011.

The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature using level 3 inputs as defined above.

8.	Loss Per Share

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three month periods ended March 31, 2012 and 2011, all stock options, warrants and potential shares related to conversion of the Series A, the Series B and the Series C were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	March 31, 2012 (shares)	March 31, 2011 (shares)
Warrants to purchase shares of common stock	7,424,241	8,001,287
Options to purchase shares of common stock	2,997,468	2,544,209
Shares of common stock issuable upon conversion of preferred stock	2,627,110	2,640,417

	13,048,819	13,185,913

9.	Commitments and Contingencies

Separation Agreement

In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provided for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the GM-CT-01 technology (whether or not such technology is patented). We also will grant Dr. Platt fully vested cashless stock option with identical terms to purchase at least 83,334 shares of common stock; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company. The Company also will grant Dr. Platt fully vested cashless-exercise stock options exercisable to purchase at least 50,000 shares of common stock for ten (10) years at an exercise price not less than the fair market value of the Common Stock determined as of the date of the grant; or (iii) the renewed listing of our securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that the Company could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, the Company recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at March 31, 2012 and December 31, 2011.

On May 2, 2012, Dr. Platt instituted an arbitration seeking payment of the $1.0 million severance payment based on a claim that the renewed securities exchange listing and market capitalization milestone event in the Separation Agreement has occurred (see clause (iii) above). On March 22, 2012, the Company’s common stock was listed on the NASDAQ Capital Markets but since that date has not achieved the required market capitalization. Although the Company has recorded the payment as an accrued expense, and plans to pay if and when the milestone event occurs according to the terms of the Separation Agreement, it disputes Dr. Platt’s argument that the market capitalization component could exist before the Company relisted its common stock, and accordingly intends to contest the arbitration vigorously.

Series C Post Conversion Dividend Rights

Upon a conversion of the shares of Series C Super Dividend Convertible Preferred Stock (“Series C”) to shares of common stock, the Company will be required to record a liability and the related expense during the period of conversion. In July 2011, 5 shares of Series C were converted into 8,334 shares of common stock and 5 Dividend Rights were issued. Per the terms of the Series C, these Dividend Rights shall continue to participate in dividends, however the dividend will only be paid based on sales of GM-CT-01 and will not participate in the 6% dividend. At March 31, 2012, these Dividend Rights were determined to have a de minimis value, as the payment of a dividend (other than the 6% dividend) is considered improbable at this time. The Company will continue to evaluate and assess the Series C Post Conversion Dividend Right for each reporting period.

Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. There has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under federal securities laws and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to, without limitation, our early stage of development; our dependence on outside capital; uncertainties related to our technology and clinical trials, intellectual property protection, uncertainties of regulatory approval requirements for our products; competition and stock price volatility in the biotechnology industry, limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Galectin Therapeutics appearing elsewhere herein.

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

Recent Events

On March 22, 2012, in anticipation of completing a public offering of securities, we effected a one-for-six reverse stock split of our common stock. All common share and per unit amounts in this report, including the financial statements, have been retroactively adjusted to reflect the reverse split. Our common stock began trading on The NASDAQ Capital Market under the symbol GALT on March 23, 2012, and the units and warrants that we sold in the offering began trading on that exchange under the symbols GALTU and GALTW, respectively, on March 28, 2012.

On March 28, 2012, we completed the public offering in which we issued 2,666,722 shares of common stock and related warrants exercisable until March 28, 2017, at $5.63 per share to purchase 1,333,361 shares of common stock for gross proceeds of $12.0 million (net cash proceeds of 10.4 million).

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

We have evaluated the ability of GR-MD-02 to block galectin-3 in animal models of liver fibrosis, the conclusions of which yielded positive results. These experiments, along with several others that include human liver cells, have identified what we believe to be the mechanism of action for the creation of fibrotic scar tissue in the liver. Our pre-clinical data show that GR-MD-02 may have a therapeutic effect on liver fibrosis as shown in several relevant animal models. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with NASH. GR-MD-02 is currently being evaluated in pre-clinical toxicology and pharmacology studies with the aim of obtaining an IND from the FDA by the end of 2012 for initiating human studies in patients with NASH. We will seek to gain FDA approval for Phase I and Phase II studies of GR-MD-02 in NASH as well as other indications in diseases with liver fibrosis. In early 2013, it is planned to start a Phase I clinical trial with GR-MD-02 in patients with NASH to assess safety and preliminary evidence of efficacy in humans. By the end of 2013, we plan on initiating a Phase II clinical trial to assess the efficacy of GR-MD-02 in patients with NASH with expected top line results by the end of 2014.

Agreement with PROCAPS S.A.

On March 25, 2010, we granted PROCAPS S.A. (in the form of a definitive term sheet) exclusive rights to market and sell GM-CT-01 to treat cancer in Colombia, South America. PROCAPS is an international, privately held pharmaceutical company based in Barranquilla, Colombia. In October 2010, we received a payment of $200,000 and shipped GM-CT-01 to PROCAPS to be used by PROCAPS to undertake initial steps contemplated by the term sheet. We recorded the $200,000 payment from PROCAPS as deferred revenue on the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 and we will recognize the revenue when the remaining deliverables of the agreement have been completed.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Research and Development Expense. During the three-months ended March 31, 2012, research and development expenses increased $157,000, or 21%, to $901,000, as compared to $744,000 incurred during the same period in 2011.

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

Our research and development expenses for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Direct external expenses:
Clinical programs	$248	$89
Pre-clinical activities	320	16
All other research and development expenses	333	639

	$901	$744

Clinical program and pre-clinical expenses for the three months ended March 31, 2012, increased compared to the same period in 2011, due primarily to increased pre-clinical activity on our fibrosis program and clinical program activity related to GM and GR compounds. Clinical programs increased primarily due to work related to drug manufacturing ($159,000). Other research and development expense decreased primarily due to decreased stock-based compensation ($375,000) offset by increased payroll expenses ($65,000) as a prior consultant became an employee and salaries returned to more normal levels from the prior year period.

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

General and Administrative Expense. During the three-months ended March 31, 2012, general and administrative expenses decreased $217,000, or 17%, to $1,052,000, as compared to $1,269,000 incurred during the same period in 2011. General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the decrease for the three-months ended March 31, 2012 as compared to the same period in 2011 is due to decreased payroll ($118,000), decreased business development costs ($82,000) related to our marketing efforts in South America and decreased legal and accounting costs ($155,000), offset by increased stock-based compensation costs ($116,000).

Other Income and Expense. Other income and expense for the three months ended March 31, 2011 included an expense of $379,000 related to the change in fair value of warrant liabilities. The Company had no warrant liabilities as of March 31, 2012 or during the three months then ended.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2012, we raised a net total of $68.8 million from these offerings. At March 31, 2012, we had $15,314,000 of unrestricted cash and cash equivalents available to fund future operations. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital before the end of 2013, we may be required to cease operations or seek bankruptcy protection.

Net cash used in operations increased by $119,000 to $1,486,000 for the three months ended March 31, 2012, as compared to $1,367,000 for the three months ended March 31, 2011. Cash operating expenses increased principally due to increased research and development activities and increased general and administrative expenses.

No cash was provided by or used in investing activities during the three-months ended March 31, 2012, unchanged from the same period in 2011.

Net cash provided by financing activities was $10,403,000 during the three-months ended March 31, 2012 as compared to $2,424,000 during the three-months ended March 31, 2011, due to a public offering we completed in the first quarter of 2012. On March 28, 2012, we sold 2,666,722 shares of common stock and related warrants to purchase 1,333,361 shares of common stock for gross proceeds of $12.0 million (net proceeds 10,403,000).

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at March 31, 2012, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$131	$131	$—	$—	$—

Total payments due under contractual obligations	$131	$131	$—	$—	$—

Operating leases.

In July 2011, we entered into an agreement to amend our existing lease for our offices to extend the term for a period of one year, expiring on September 30, 2012, at a base rent of $235,000 for the period. In addition to base rental payments included in the contractual obligations table above, we are responsible for our pro-rata share of increases in the operating expenses for the building. In connection with this lease, a commercial bank has issued a letter of credit collateralized by cash we have on deposit with the bank of $59,000.

In July 2011, we entered into an operating lease for an apartment for Company executive use for a one-year term, ending July 2012, at a rate of $41,000 for the term.

Separation agreement.

In February 2009, we entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the GH-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 83,334 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 50,000 shares of common stock; or (iii) the renewed listing of our securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that the Company could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, the Company recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at March 31, 2012 and December 31, 2011.

On May 2, 2012, Dr. Platt instituted an arbitration seeking payment of the $1.0 million severance payment based on a claim that the renewed securities exchange listing and market capitalization milestone event in the Separation Agreement has occurred (see clause (iii) above). On March 22, 2012, the Company’s common stock was listed on the NASDAQ Capital Markets but since that date has not achieved the required market capitalization. Although the Company has recorded the payment as an accrued expense, and plans to pay if and when the milestone event occurs according to the terms of the Separation Agreement, it disputes Dr. Platt’s argument that the market capitalization component could exist before the Company relisted its common stock, and accordingly intends to contest the arbitration vigorously.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses, income taxes and convertible debt instrument and warrant liabilities. For a more detailed discussion of our critical accounting policies, please refer to our 2011 Annual Report on Form 10-K.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934) and concluded that, as of March 31, 2012, our disclosure controls and procedures were effective. During the quarter ended March 31, 2012, no change in our internal control over financial reporting has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is exposed to litigation relating to its operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on its financial condition or results of operations.

Item 1A.	Risk Factors

The risks we face, as set forth Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, have not changed materially during the three months ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Document	Note Reference

3.1	Certificate of Change of Galectin Therapeutics Inc., filed with the Secretary of State of Nevada on March 1, 2012 and effective as of March 22, 2012	2

4.1	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Co., as warrant agent, dated March 28, 2012	2

4.2	Form of Warrant (incorporated by reference to Exhibit A to Exhibit 4.1)	2

10.1	Consulting Agreement, dated March 2, 2012 between Galectin Therapeutics Inc. and Thomas A. McGauley	1

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

Exhibit Number	Description of Document	Note Reference

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

1.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2012.
2.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2012.

GALECTIN THERAPEUTICS INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President

/s/ Thomas A. McGauley
Name:	Thomas A. McGauley
Title:	Chief Financial Officer