Form 10-Q
period 2012-06-30
GALECTIN THERAPEUTICS INC
filed 2012-08-10
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2012 was 15,819,346.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

		PAGE
PART I – FINANCIAL INFORMATION
ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011, and for the Cumulative Period From Inception (July 10, 2000) to June 30, 2012 (unaudited)	4
	Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2012 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and for the Cumulative Period From Inception (July 10, 2000) to June 30, 2012 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17

ITEM 4.	Controls and Procedures	17

	PART II – OTHER INFORMATION
ITEM 1.	Legal Proceedings	17

ITEM 1A.	Risk Factors	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	17

ITEM 4.	Mine Safety Disclosures	17

ITEM 5.	Other Information	17

ITEM 6.	Exhibits	18

SIGNATURES		18

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012	December 31, 2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,130	$6,397
Prepaid expenses and other current assets	85	104

Total current assets	13,215	6,501

Property and equipment, net	4	6
Restricted cash	69	69
Intangible assets, net	34	36

Total assets	$13,322	$6,612

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$246	$384
Accrued expenses	1,254	1,551
Accrued dividends payable	80	80
Deferred revenue	200	200

Total current liabilities	1,780	2,215

Total liabilities	1,780	2,215

Commitments and contingencies (Note 9)
Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011, redemption value: $1,800,000, liquidation value: $1,800,000 at June 30, 2012	1,689	1,681
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011, redemption value: $4,200,000, liquidation value: $4,200,000 at June 30, 2012	2,793	2,687
Series C super dividend convertible preferred stock; 1,000 shares authorized, 220 shares issued and outstanding at June 30, 2012 and December 31, 2011, redemption value: $4,366,000, liquidation value: $2,200,000 at June 30, 2012	2,154	2,154
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 8,001,000 designated at June 30, 2012 and December 31, 2011	–	–
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,562,500 issued and outstanding at June 30, 2012 and December 31, 2011	632	632
Common stock, $0.001 par value; 50,000,000 shares authorized at June 30, 2012 and December 31, 2011, 15,819,346 and 12,919,538 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	16	13
Additional paid-in capital	78,583	66,367
Deficit accumulated during the development stage	(74,325)	(69,137)

Total stockholders’ equity (deficit)	4,906	(2,125)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$13,322	$6,612

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30,
	2012	2011	2012	2011	2012
	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$1,215	$1,291	$2,116	$2,035	$25,199
General and administrative	1,453	1,700	2,505	2,969	44,169

Total operating expenses	2,668	2,991	4,621	5,004	69,368

Total operating loss	(2,668)	(2,991)	(4,621)	(5,004)	(69,368)

Other income (expense):
Interest income	8	4	11	9	805
Interest expense	–	–	–	–	(4,451)
Change in fair value of convertible debt instrument	–	–	–	–	(3,426)
Change in fair value of warrant liabilities	–	(140)	–	(524)	9,022
Other income	–	–	–	–	491

Total other income (expense)	8	(136)	11	(515)	2,441

Net loss	$(2,660)	$(3,127)	$(4,610)	$(5,519)	$(66,927)

Preferred stock dividends	(267)	(750)	(464)	(1,022)	(3,723)
Preferred stock accretion	(57)	(57)	(114)	(115)	(3,929)

Net loss applicable to common stockholders	$(2,984)	$(3,934)	$(5,188)	$(6,656)	$(74,579)

Net loss per common share – basic and diluted	$(0.19)	$(0.34)	$(0.36)	$(0.59)
Weighted average common shares outstanding – basic and diluted	15,710	11,590	14,360	11,374

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

SIX MONTHS ENDED June 30, 2012 (UNAUDITED)

(in thousands except share data)

							Stockholders’ Equity (Deficit)
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2011	900,000	$1,681	2,100,000	$2,687	220	$2,154	1,562,500	$632	12,919,538	$13	$66,367	$(69,137)	$(2,125)
Accretion of Series B		8		78								(86)	(86)
redeemable
convertible preferred stock
Accretion of beneficial				28								(28)	(28)
conversion feature
for Series B-2
Issuance of common stock									2,666,722	3	10,400		10,403
and warrants, net of
issuance costs of
$1,597,000
Issuance of shares related to									3,324				–
reverse split of
common stock
Series A 12% convertible									15,625		68	(68)	–
preferred stock dividend
Series B-1 redeedmable									38,925		103	(103)	–
convertible
preferred stock dividend
Series B-2 redeemable									90,825		239	(239)	–
convertible
preferred stock dividend
Series C super dividend									13,380		54	(54)	–
convertible
preferred stock dividend
Issuance of common stock									7,000		16		16
to a consultant
Issuance of common stock									12,177				–
upon exercise of warrants
Issuance of common stock									51,830				–
upon exercise of options
Stock-based compensation											1,336		1,336
expense
Net loss												(4,610)	(4,610)

Balance at June 30, 2012	900,000	$1,689	2,100,000	$2,793	220	$2,154	1,562,500	$632	15,819,346	$16	$78,583	$(74,325)	$4,906

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30,
	2012	2011	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,610)	$(5,519)	$(66,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	5	550
Stock-based compensation expense	1,352	2,039	10,934
Non-cash interest expense	–	–	4,279
Change in fair value of convertible debt instrument	–	–	3,426
Change in fair value of warrant liabilities	–	524	(9,022)
Write off of intangible assets	–	–	351
Changes in operating assets and liabilities:
Grant receivable	–	234	–
Prepaid expenses and other current assets	19	(1)	(84)
Accounts payable and accrued expenses	(435)	(156)	1,770
Other long-term liabilities	–	(9)	–

Net cash used in operating activities	(3,670)	(2,883)	(54,723)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	–	–	(426)
Change in restricted cash	–	(5)	(69)
Increase in patents costs and other assets	–	–	(404)

Net cash used in investing activities	–	(5)	(899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	10,403	–	39,093
Net proceeds from issuance of Series A preferred stock and related warrants	–	–	1,691
Net proceeds from issuance of Series B-1 preferred stock and related warrants	–	–	1,548
Net proceeds from issuance of Series B-2 preferred stock and related warrants	–	–	3,935
Net proceeds from issuance of Series C preferred stock	–	130	2,203
Net proceeds from issuance of convertible debt instruments	–	–	10,621
Repayment of convertible debt instruments	–	–	(1,641)
Proceeds from exercise of common stock warrants and options	–	4,851	11,293
Proceeds from shareholder advances	–	–	9

Net cash provided by financing activities	10,403	4,981	68,752

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,733	2,093	13,130
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,397	5,891	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,130	$7,984	$13,130

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$–	$–	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$4,445	$–	$9,482
Conversion of accrued expenses into common stock	16	–	319
Cashless exercise of common stock options and warrants	190	–	629
Conversion and redemption of convertible notes and accrued interest into common stock	–	–	12,243
Conversion of extension costs related to convertible notes into common stock			171
Payment of preferred stock dividends in common stock	464	1,022	3,643
Issuance of warrants to induce conversion of notes payable	–	–	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	–	–	107

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2012 and the results of its operations for the three and six months ended June 30, 2012 and 2011 and the cumulative period from inception (July 10, 2000) through June 30, 2012 and its cash flows for the six months ended June 30, 2012 and 2011, and for the cumulative period from inception (July 10, 2000) to June 30, 2012. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2011.

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

At June 30, 2012, the Company had $13,130,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes that with the cash and cash equivalents on hand at June 30, 2012 there is sufficient cash to fund operations through 2013. If the Company is unsuccessful in raising additional capital or is unsuccessful in bringing its products to market before the end of 2013, the Company may be required to cease operations or seek bankruptcy protection.

As shown in the condensed consolidated financial statements, the Company incurred cumulative net losses applicable to common stockholders of $74.6 million for the cumulative period from inception (July 10, 2000) through June 30, 2012. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest, dividend payments, and the costs related to fair value accounting for the Company’s convertible debt instruments. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. Through June 30, 2012, the Company had raised a net total of $68.8 million in capital through sale and issuance of common stock, common stock purchase warrants, convertible preferred stock and debt securities in public and private offerings. From inception (July 10, 2000) through June 30, 2012, the Company used cash of $54.7 million in its operations.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011. On March 23, 2012, the Company began trading on The NASDAQ Capital Market under the symbol GALT. Immediately prior to March 23, 2012, the Company was traded on the Over-the Counter Bulletin Board (“OTCBB”) under the symbol GALT.OB.

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

2. Agreement with PROCAPS S.A.

On March 25, 2010, the Company granted PROCAPS S.A. (“PROCAPS”) (in the form of a definitive term sheet) exclusive rights to market and sell GM-CT-01 (formerly DAVANAT®) to treat cancer in Colombia, South America. PROCAPS is an international, privately held pharmaceutical company based in Barranquilla, Colombia. In October 2010, the Company received a payment of $200,000 and shipped GM-CT-01 to PROCAPS to be used by PROCAPS to qualify its vial filling process and to replicate the Company’s stability study. The $200,000 payment from PROCAPS is included as deferred revenue on the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011. The Company will recognize the revenue when the remaining deliverables of the collaboration agreement have been completed.

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

3.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Legal and accounting fees	$71	$69
Accrued compensation	180	385
Severance agreement (Note 9)	1,000	1,000
Other	3	97

Total	$1,254	$1,551

4.	Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Research and development	$359	$614	$508	$1,138
General and administrative	520	714	844	901

Total stock-based compensation expense	$879	$1,328	$1,352	$2,039

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2011 through June 30, 2012:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2011	3,091,474	$6.83
Granted	480,000	2.08
Exercised	(51,830)	2.31
Options forfeited/cancelled	(228,014)	7.65

Outstanding, June 30, 2012	3,291,630	$6.15

As of June 30, 2012, there was $6,292,000 of unrecognized compensation related to 1,362,675 unvested options which is expected to be recognized over a weighted–average period of approximately 3.7 years. The weighted-average grant date fair value for options granted during both the three and six months ended June 30, 2012 was $1.72. The weighted-average grant date fair value for options granted during the three and six months ended June 30, 2011 was $1.04 and $1.02, respectively.

Of the options granted during the six months ended June 30, 2011, 166,668 vest only upon the achievement of certain market conditions (83,334 and 83,334 upon the Company achieving a market capitalization of $5 billion and $10 billion, respectively). These market condition stock option awards were valued at $1,006,000 using a Monte Carlo model and will be recognized over a weighted average period of 5.5 years. Assumptions used to value these options included the following: annualized volatility of 110%, annualized drift/risk-free interest rate of 3.5% and a forecast horizon/life of 10 years.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30,
	2012	2011	2012
Risk-free interest rate	0.91%	1.91%	1.98%
Expected life of the options	5.6 years	5.1 years	5.1 years
Expected volatility of the underlying stock	116%	121%	119%
Expected dividend rate	0%	0%	0%

In May 2012, the Company granted 7,000 shares of common stock to a consultant for payment of past services. These shares of common stock were valued at $16,000, based on the market value of the shares at the date of grant and are included in stock based compensation expense for the three and six months ended June 30, 2012.

5.	Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2011 through June 30, 2012:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2011	6,673,405	$3.95
Granted	1,379,739	5.63
Exercised	(12,177)	3.18
Forfeited/cancelled	(616,726)	10.62

Outstanding, June 30, 2012	7,424,241	$3.71

Consultant Warrants

In April 2009, the Company entered into agreements with consultants that provided for the grant of warrants for the purchase of 33,333 shares of common stock at an exercise price of $3.00 per share which will vest upon the achievement of certain milestones. The Company valued these warrants at $10,000 as of June 30, 2012 using the following assumptions: expected life of 0.79 years, volatility of 78%, risk free interest rates of 0.21% and zero dividends. The Company recognized a reversal of previously recognized expense related to the 33,333 warrants of $45,000 and $88,000 for the three and six months ended June 30, 2012, respectively, and an expense of $12,000 and $20,000 for the three and six months ended June 30, 2011, respectively.

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

In June 2010, the Company entered into an agreement with a consultant, who was also a board member, which provided for the grant of warrants for 100,000 shares of common stock at an exercise price of $4.26 per share. Of the 100,000 warrants, 25,000 vested immediately on signing of the agreement, 25,000 were to vest at the end of one year and the remaining 50,000 warrants were to vest based on the achievement of certain milestones. The following assumptions were used to value the warrants on March 7, 2011 at the date the consultant effectively became an employee of the Company: an expected life of 4.28 years, volatility of 135%, risk free interest rate of 1.705% and zero dividends. Pursuant to an employment agreement entered into in May 2011, all remaining unvested warrants were immediately vested. The Company recognized the total remaining expense of $127,000 related to these warrants during the six months ended June 30, 2011.

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

Effective as of March 23, 2012, and in connection with the pricing of the offering of Units, the Company effected a one-for-six reverse split of its Common Stock. Per the terms of the reverse split, all fractional shares were rounded up. Based on the effective split date of March 23, 2012, the Company issued 3,324 shares of common stock to cover fractional shares.

7.	Fair Value of Financial Instruments

In general, fair values determined by Level 1 inputs identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company had no financial instruments carried at fair value as of June 30, 2012 or December 31, 2011.

The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature using level 3 inputs as defined above.

8.	Loss Per Share

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three and six month periods ended June 30, 2012 and 2011, all stock options, warrants and potential shares related to conversion of the Series A, the Series B and the Series C were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	June 30, 2012 (shares)	June 30, 2011 (shares)
Warrants to purchase shares of common stock	7,424,241	7,131,567
Options to purchase shares of common stock	3,291,630	3,218,916
Restricted shares subject to vesting	–	20,834
Shares of common stock issuable upon conversion of preferred stock	2,627,110	2,635,444

	13,342,981	13,006,761

9.	Commitments and Contingencies

Separation Agreement

In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his prior employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the Company’s GM-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 83,334 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 50,000 shares of common stock; or (iii) the renewed listing of the Company’s securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger the obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that the Company could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, the Company recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at June 30, 2012 and December 31, 2011.

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

Series C Post Conversion Dividend Rights

In July 2011, 5 shares of the Company’s Series C Super Dividend Convertible Preferred Stock (“Series C”) were converted into 8,334 shares of common stock which also resulted in the issuance of 5 Series C post-conversion dividend rights (“Dividend Rights”). Under the terms of the Series C, the Dividend Rights entitle the holder only to dividend payments based on actual sales of GM-CT-01 but not, following a conversion to common stock, the 6% dividend payable on outstanding shares of Series C. At June 30, 2012, the outstanding Dividend Rights were determined to have a de minimis value, because payment of a dividend for the Dividend Rights is considered improbable at this time and the Company has not recorded a liability related to the Dividend Rights. The Company will continue to evaluate and assess the Dividend Rights for each reporting period.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, collaborations, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to, without limitation, our early stage of development; our dependence on outside capital; uncertainties related to our technology and clinical trials, intellectual property protection, uncertainties of regulatory approval requirements for our products; competition and stock price volatility in the biotechnology industry, limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Galectin Therapeutics appearing elsewhere herein.

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

We recently initiated a Phase I/II clinical trial of GM-CT-01 in Belgium in combination with a tumor vaccine in patients with advanced melanoma, a deadly skin cancer. The Belgian Federal Agency of Medicine and Health Products, or FAMHP, granted approval for this clinical trial, which is being conducted at three centers in Belgium and one in Luxembourg. The first patient was enrolled in this trial in May 2012 for the purpose of evaluating the safety and efficacy of GM-CT-01 in combination with a peptide tumor vaccine in metastatic melanoma. We expect the first stage of this trial (involving 12 evaluable patients) to be completed by the end of the second quarter of 2013. Depending on the results of Stage 1, the study could continue enrollment to complete Stage 2 (46 total patients), initiate a new Phase II trial based on positive results or be halted because of lack of efficacy. Stage 1 of the trial is being funded by the Cancer Centre at the Cliniques Universitaires Saint-Luc and Stage 2 will require funding from the Company, currently estimated at approximately $1.0 million. The Phase I/II clinical trial in Belgium is being conducted under an EMA-approved IMPD, but there is an open IND under the FDA for GM-CT-01 and this trial has been reported to the FDA under that IND.

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

We are attempting to gain regulatory approval of GM-CT-01 for use in combination with 5-FU containing chemotherapy regiments for metastatic colorectal cancer in Colombia. This approach was recommended to the Company by key oncology opinion leaders in Colombia and by PROCAPS S.A., a Colombia-based pharmaceutical company. There can be no assurance that we will receive regulatory approval of GM-CT-01 in Colombia, particularly since there has been no approval of GM-CT-01 in a major region such as the U.S. or Europe. Moreover, even if we receive approval in Colombia, we cannot be assured that our approach will yield successful results or that we will generate any revenue or lead to approval in any other countries, including the United States. PROCAPS continues to attempt to gain approval of GM-CT-01 in Colombia, however, approval from INVIMA, the Colombian regulatory authority, will require additional clinical trial data. We are working with PROCAPS and INVIMA to design a Phase III clinical trial that would evaluate the ability of GM-CT-01 to reduce adverse events (e.g., mucositis and diarrhea) of 5-FU containing a chemotherapy regimen in metastatic colorectal cancer. The timing of such a clinical trial is under discussion and would be financed, at least in large part, by PROCAPS as per our agreement, outside of the Company providing study drug. We have not taken into account projections for any potential revenues from this agreement in our financing plans.

GR-MD-02 — Liver Fibrosis

The second main initiative in our development strategy is the application of galectin inhibition in connection with liver fibrosis, a condition that leads to cirrhosis. We believe that GR-MD-02 has the potential to treat nonalcoholic steatohepatitis (NASH) and other forms of liver fibrosis. The driving factor for our commitment to galectin inhibition for fibrosis is scientific evidence that strongly suggests that galectin-3 is essential for the development of liver fibrosis in animals. Published data show that mice lacking the galectin-3 gene are incapable of developing liver fibrosis in response to toxin insult to the liver and in fatty liver disease. Moreover, mice that do not have the galectin-3 gene are resistant to lung and kidney fibrosis.

We have evaluated the ability of GR-MD-02 to block galectin-3 in animal models of liver fibrosis, the conclusions of which yielded positive results. These experiments, along with several others that include human liver cells, have identified what we believe to be the mechanism of action for the creation of fibrotic scar tissue in the liver. Our pre-clinical data show that GR-MD-02 may have a therapeutic effect on liver fibrosis as shown in several relevant animal models. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with NASH. GR-MD-02 is currently being evaluated in pre-clinical toxicology and pharmacology studies with the aim of obtaining an IND from the FDA by the end of 2012 for initiating human studies in patients with NASH. We will seek to gain FDA approval for Phase I and Phase II studies of GR-MD-02 in NASH as well as other indications in diseases with liver fibrosis. In early 2013, we plan to start a Phase I clinical trial with GR-MD-02 in patients with NASH to assess safety and preliminary evidence of efficacy in humans. By the end of 2013, we plan on initiating a Phase II clinical trial to assess the efficacy of GR-MD-02 in patients with NASH with expected top line results by the end of 2014.

In July 2012, we received a notice of issuance from the U.S. Patent and Trademark Office for the patent “Galactose-prolonged polysaccharides in a formulation for antifibrotic therapies”. This patent covers key methods of derivation and use for our carbohydrate-based galectin inhibitor compound for use in patients with chronic liver disease associated with the development of fibrosis, established liver fibrosis or end-stage scarring, or cirrhosis. The major claim is for a method of obtaining the galectin inhibitor compound, obtaining a composition for parenteral administration in an acceptable pharmaceutical carrier and administering to a subject having at least one of the following: chronic liver disease associated with the development of fibrosis, established liver fibrosis or cirrhosis. The use covers inhibiting or slowing the progression of fibrosis or the reversal of fibrosis. GR-MD-02, is covered by this patent and it provides opportunities for development of additional compounds in the class.

Agreement with PROCAPS S.A.

On March 25, 2010, we granted PROCAPS S.A. (in the form of a definitive term sheet) exclusive rights to market and sell GM-CT-01 to treat cancer in Colombia, South America. PROCAPS is an international, privately held pharmaceutical company based in Barranquilla, Colombia. In October 2010, we received a payment of $200,000 and shipped GM-CT-01 to PROCAPS to be used by PROCAPS to undertake initial steps contemplated by the term sheet. We recorded the $200,000 payment from PROCAPS as deferred revenue on the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 and we will recognize the revenue when the remaining deliverables of the agreement have been completed.

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

Results of Operations

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Research and Development Expense.

	Three Months		Six Months		2012 as Compared to 2011
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2012	2011	2012	2011	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$1,215	$1,291	$2,116	$2,035	$(76)	(6)%	$81	4%

We generally categorize research and development expenses as either direct external expenses, comprised of amounts paid to third party vendors for services, or all other research and development expenses, comprised of employee payroll and general overhead allocable to research and development. We subdivide external expenses between clinical programs and pre-clinical activities. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. We have two product candidates, GM-CT-01 and GR-MD-02. GM-CT-01 is in a Phase I/II clinical trial at this time, which is being conducted in collaboration with the Cancer Centre at the Cliniques Universitaires Saint-Luc and the Ludwig Institute for Cancer Research in Belgium. GR-MD-02 is currently being evaluated in pre-clinical toxicology and pharmacology studies with the aim of obtaining an IND from the FDA by the end of 2012. We will seek to gain FDA approval for Phase I and Phase II studies of GR-MD-02. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Direct external expenses:	(in thousands)
Clinical programs	$275	$133	$523	$222
Pre-clinical activities	434	358	754	374
All other research and development expenses	506	800	839	1,439

	$1,215	$1,291	$2,116	$2,035

Clinical program and pre-clinical expenses for the three and six months ended June 30, 2012, increased compared to the same periods in 2011, due primarily to increased pre-clinical activity on our fibrosis program and clinical program activity related to GM and GR compounds. Clinical programs increased primarily due to work related to drug manufacturing (increase of $161,000 and $370,000 for the three and six months ended June 30, 2012 as compared to the same periods in 2011). Other research and development expense decreased primarily due to decreased stock-based compensation (decrease of $255,000 and $630,000 for the three and six months ended June 30, 2012 as compared to the same periods in 2011).

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

General and Administrative Expense.

	Three Months		Six Months		2012 as Compared to 2011
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2012	2011	2012	2011	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,453	$1,700	$2,505	$2,969	$(247)	(15)%	$(464)	(16)%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the decrease for the three and six months ended June 30, 2012 as compared to the same periods in 2011 is due to decreased business development costs

($90,000 and $183,000, respectively) related to our marketing efforts in South America, decreased legal costs ($128,000 and $283,000, respectively), and decreased stock-based compensation costs ($194,000 and $57,000, respectively) due to the timing and vesting of grants as well as the reversal of previously recognized expense, offset by increased public company and other overhead costs ($83,000 and $73,000, respectively).

Other Income and Expense. Other income and expense for the three and six months ended June 30, 2011 included an expense of $136,000 and $515,000, respectively, primarily related to the change in fair value of warrant liabilities. The Company had no warrant liabilities as of June 30, 2012 or during the three and six months then ended.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of June 30, 2012, we raised a net total of $68.8 million from these offerings. At June 30, 2012, we had $13.1 million of unrestricted cash and cash equivalents available to fund future operations. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital before the end of 2013, we may be required to cease operations or seek bankruptcy protection.

Net cash used in operations increased by $787,000 to $3,670,000 for the six months ended June 30, 2012, as compared to $2,883,000 for the six months ended June 30, 2011. Cash operating expenses increased principally due to increased research and development activities and increased cash paid for general and administrative expenses and also due to the timing of payments.

No cash was provided by or used in investing activities during the six months ended June 30, 2012 as compared to an increase in restricted cash by $5,000 during the six months ended June 30, 2011.

Net cash provided by financing activities was $10,403,000 during the six months ended June 30, 2012 as compared to $4,981,000 during the six months ended June 30, 2011, due to a public offering we completed in the first quarter of 2012. On March 28, 2012, we sold 2,666,722 shares of common stock and related warrants to purchase 1,333,361 shares of common stock for gross proceeds of $12.0 million (net proceeds $10.4 million).

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at June 30, 2012, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$66	$66	$—	$—	$—

Total payments due under contractual obligations	$66	$66	$—	$—	$—

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

In July 2011, we entered into an operating lease for an apartment for Company executive use for a one-year term that ends in July 2012, at a rate of $41,000 for the term. This lease was extended through August 2012 at a rate of $3,000 per month.

Separation agreement.

In February 2009, we entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides for the deferral of a $1.0 million severance payment due to Dr. Platt under his prior employment agreement until the occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the GH-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 83,334 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 50,000 shares of common stock; or (iii) the renewed listing of our securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if we have insufficient cash at the time of any of such events, we may issue Dr. Platt a secured promissory note for such amount. If we file a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that our common stock could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, we recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at June 30, 2012 and December 31, 2011.

On May 2, 2012, Dr. Platt instituted an arbitration seeking payment of the $1.0 million severance payment based on a claim that the renewed securities exchange listing and market capitalization milestone event in the Separation Agreement has occurred (see clause (iii) above). On March 22, 2012, our common stock was listed on the NASDAQ Capital Markets but since that date has not achieved the required market capitalization. Although we have recorded the payment as an accrued expense, and plan to pay if and when the milestone event occurs according to the terms of the Separation Agreement, we dispute Dr. Platt’s argument that the market capitalization component could exist before our common stock was relisted, and accordingly intend to contest the arbitration vigorously.

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

Application of Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, accrued expenses, stock-based compensation, contingencies and litigation. We base our estimates on historical experience, terms of existing contracts, our observance of trends in the industry, information available from other outside sources and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 4.        Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934) and concluded that, as of June 30, 2012, our disclosure controls and procedures were effective. During the quarter ended June 30, 2012, no change in our internal control over financial reporting has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

From time to time, the Company is exposed to litigation relating to its operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on its financial condition or results of operations.

Item 1A.    Risk Factors

The risks we face, as set forth Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, have not changed materially during the three months ended June 30, 2012.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Mine Safety Disclosures

Not Applicable

Item 5.        Other Information

None

Item 6.         Exhibits

Exhibit Number	Description of Document	Note Reference

3.1	Amended and Restated Bylaws of Galectin Therapeutics Inc.	1

3.2	Restated Articles of Incorporation of Galectin Therapeutics Inc.	1

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

1.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2012.

GALECTIN THERAPEUTICS INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President

/s/ Thomas A. McGauley
Name:	Thomas A. McGauley
Title:	Chief Financial Office