Form 10-K
period 2012-12-31
GALECTIN THERAPEUTICS INC
filed 2013-03-29
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 001-31791

GALECTIN THERAPEUTICS INC.

Nevada	04-3562325
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4960 Peachtree Industrial Blvd., Suite 240, Norcross, GA	30071
(Address of Principal Executive Offices)	(Zip Code)

(678) 620-3186

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	The NASDAQ Capital Market
Units, each consisting of two shares of Common Stock and one Warrant to purchase one share of Common Stock	The NASDAQ Capital Market
Common Stock Purchase Warrants	The NASDAQ Capital Market

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2012 was $29.9 million.

The number of shares outstanding of the registrant’s common stock as of March 27, 2013 was 16,109,090.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and can be identified by the use of forward-looking terminology such as “project,” “may,” “could,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These forward-looking statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in these statements. These statements include our plans, expectations and goals regarding drugs in development, clinical trials and regulatory approval for any of our drugs or treatments, potential benefits and uses of our drugs, estimates regarding cash and liquidity, expectations regarding our ability to raise additional capital and the sources and timing of such capital, intentions with respect to legal proceedings and costs related to clinical trials. The following are some of the important factors that could cause our actual performance to differ materially from those discussed in the forward-looking statements:

•	We have incurred significant operating losses since our inception and cannot assure you that we will generate revenue or profit.

•

Although we believe that we have sufficient cash on hand to fund our planned operations into 2014, if we fail to raise additional capital by the end of the first quarter of 2014, we may need to significantly curtail operations, cease operations or seek federal bankruptcy protection.

•

We are subject to extensive and costly regulation by the U.S. Food and Drug Administration (FDA) and by foreign regulatory authorities, which must approve our product candidates in development and could restrict the sales and marketing and pricing of such products.

•	We may be unable to demonstrate the efficacy and safety of our developmental product candidates in human trials.

•	We may be unable to achieve commercial viability and acceptance of our proposed products.

•	We may be unable to improve upon, protect and/or enforce our intellectual property.

•	We may be unable to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates.

•	We are subject to significant competition.

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

Overview

We are a development-stage company engaged in drug research and development to create new therapies for fibrotic disease and cancer. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant materials as starting material in manufacturing processes to create proprietary complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that bind and inhibit galectin proteins, we are undertaking the focused pursuit of therapies for indications where galectins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences to patients and those where current treatment options are limited. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires additional resources.

We endeavor to leverage our scientific and product development expertise as well as established relationships with outside sources to achieve cost-effective and efficient development. These outside sources, amongst others, provide us with expertise in preclinical models, pharmaceutical development, toxicology, clinical development, pharmaceutical manufacturing, sophisticated physical and chemical characterization, and commercial development. We also have established a collaborative scientific discovery program with leading experts in carbohydrate chemistry and characterization. This discovery program is aimed at the targeted development of new molecules which bind galectin proteins and offer alternative options to larger market segments in our primary disease targets. We are pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immune enhancement for cancer therapy as well as in both liver fibrosis and fatty liver disease. All of our proposed products are presently in development, including pre-clinical and clinical trials.

We were founded in July 2000 as Pro-Pharmaceuticals, Inc., a Massachusetts corporation. On April 25, 2001, DTR-Med Pharma Corp. (“DTR”), which was incorporated in Nevada on January 26, 2001, entered into a stock exchange agreement with Pro-Pharmaceuticals, Inc., whereby DTR acquired all of the outstanding shares of common stock of Pro-Pharmaceuticals, Inc. On May 10, 2001, DTR changed its name to “Pro- Pharmaceuticals, Inc.” and on June 7, 2001, the Massachusetts corporation was merged into the Nevada corporation. On May 26, 2011, Pro-Pharmaceuticals, Inc. changed its name to “Galectin Therapeutics Inc.” In October, 2012, we moved our headquarters to a suburb of Atlanta, GA to be closer to a center of discovery collaboration while maintaining a contract laboratory operation in the Boston area.

Our Drug Development Programs

Galectins are a class of proteins that are made by many cells in the body. As a group, these proteins are able to bind to sugar molecules that are part of other proteins in and on the cells of our body. Galectin proteins act as a kind of glue, bringing together molecules that have sugars on them. Galectin proteins are known to be markedly increased in a number of important diseases including scaring of organs (e.g. liver, lung, kidney, and heart) and cancers of many kinds. The increase in galectin protein promotes the disease and is detrimental to the patient.

We have two compounds in development, one intended to be used in the treatment of liver fibrosis and fatty liver disease and the other intended to be used in cancer therapy. These two compounds are produced from completely different, natural, readily available, starting materials, which, following chemical processing, both exhibit the property of binding to and inhibiting galectin proteins.

Our product pipeline is shown below:

Indication	Drug	Status
Fibrosis
NASH with Advanced Fibrosis	GR-MD-02	IND submitted January 2013, FDA indicated on March 1, 2013 that we could proceed with a Phase 1 US clinical trial. Phase I clinical trial expected to start Q2-2013

Cancer Immunotherapy
Melanoma	GM-CT-01	Phase I/II study in process in Europe

GR-MD-02.    GR-MD-02 is our lead product candidate for treatment of fibrotic disease. Our preclinical data show that GR-MD-02 has a powerful therapeutic effect on liver fibrosis as shown in several relevant animal models. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with non-alcoholic steatohepatitis (NASH, or fatty liver disease. In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase I study in patients with NASH and advanced liver fibrosis to evaluate the human safety of GR-MD-02 and pharmacodynamics biomarkers of disease. On March 1, 2013, the FDA indicated we could proceed with a US Phase 1 clinical trial for GR-MD-02 with a development program aimed at obtaining support for a proposed indication of GR-MD-02 for treatment of NASH with advanced fibrosis. Pre-clinical studies also show promise for the combination of GR-MD-02 with other approved immunotherapies and this additional use will be explored for possible advancement into clinical trials.

Our drug candidate provides a promising new approach for the therapy of fibrotic diseases, and liver fibrosis in particular. Fibrosis is the formation of excess connective tissue (collagen and other proteins plus cellular elements such as myofibroblasts) in response to damage, inflammation or repair. When the fibrotic tissue becomes confluent, it obliterates the cellular architecture, leading to scarring and dysfunction of the underlying organ.

GM-CT-01.    GM-CT-01, our product candidate targeted for selective cancer therapy, is currently in a clinical trial in Europe. In 2012 we initiated a Phase 1/2 clinical trial of GM-CT-01 in combination with a tumor vaccine in patients with advanced melanoma, a deadly skin cancer. The trial is being conducted at three centers in Belgium and one in Luxembourg. The operational conduct of the trial is under the control of the Cancer Centre at the Cliniques Universitaires Saint-Luc and the Ludwig Institute for Cancer Research. Positive results from this study could indicate that inhibiting the “Galectin Effect” could be an enabling technology for therapy in other tumor types.

We believe there is potential for galectin inhibition to play a key role in the burgeoning area of cancer immunotherapy. For example, there have been two recent approvals of drugs that enhance a patient’s immune system to fight cancer: Provenge® (Dendreon; a dendritic cell tumor vaccine) and Yervoy® (BMC; a monoclonal inhibitor of CTLA4 which activates cytotoxic T-cells). With many additional vaccines and immune stimulatory agents in development, industry analysts forecast that this market could grow to over $7 billion by 2015. It is our goal to use a galectin inhibitor to enhance the immune system function to fight cancer and, most important, that complements other approaches to this type of therapy. Our drug candidates provide a promising new therapeutic approach to enhance the activity of the immune system against cancer cells.

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

Liver Fibrosis: New Approach for a Significant Unmet Medical Need

When an internal organ is exposed to chronic disease one of the responses is that scar tissue is laid down in the organ (this process is called fibrosis). The longer the disease affects the organ, the more fibrous tissue is deposited and this ultimately results in the failure of the organ. This chronic fibrosis of organs may occur in the liver, lung, kidney, and heart, as well as others and, as a result, fibrosis of organs has been estimated to account for as much as 45% of all mortality. Scientific findings during the last few years indicate that the galectin-3 protein is critically important in this fibrotic process in multiple organs.

In the liver, fibrosis is the end result of multiple inflammatory conditions and infections. Progressive liver fibrosis leads to scarring (cirrhosis), which results in reduction of liver function, multiple medical complications and ultimately death. Nearly 500,000 patients have cirrhosis in the United States with close to 50,000 losing their lives yearly. Only a fraction of patients’ lives have been saved by liver transplantation at a cost of approximately $350,000 per transplantation. One condition in particular that frequently leads to cirrhosis is non-alcoholic steatohepatitis, or NASH, a liver disease characterized by the accumulation of fat in the liver with associated inflammation and fibrosis, which can lead to end-stage cirrhosis requiring liver transplantation. The National Institute of Health estimates that 9 to 15 million Americans are affected by NASH and forecasts that the number of Americans affected by this disease is growing due to obesity and diabetes, with the potential to become the leading cause of liver cirrhosis and liver transplantation in the future. Liver transplantation is currently the only therapeutic approach to NASH or other forms of liver fibrosis as, to the best of our knowledge, there are no drug therapies on the market. Organ transplantation is a difficult, risky and costly procedure as organ availability is scarce and there is the risk of developing cirrhosis in the transplanted liver from the same disease that damaged the patient’s original liver and therefore, there is a great need for other therapeutic options. All diseases that affect the liver (viral hepatitis, alcoholic liver disease, and fatty liver as examples) lead to the development of scarring of the liver.

The primary focus of the company is to use galectin inhibitors to block galectin-3 and treat organ scarring or fibrosis in the liver. There are no approved therapies for treatment of liver fibrosis. We believe that our drug candidates have the potential to treat NASH and other forms of liver fibrosis. Scientific evidence strongly suggests that galectin-3 is essential for the development of liver fibrosis in animals. Published data show that mice lacking the galectin-3 gene, and thus unable to produce galectin-3, are incapable of developing liver fibrosis in response to toxic insult to the liver (Henderson 2006) and in fatty liver disease (Iacobini 2010). Moreover, mice that do not have the galectin-3 gene are resistant to lung (MacKinnon 2012, Nishi 2007) and kidney fibrosis (Henderson 2008). These published data show that galectin-3 is a critical protein for the development of organ fibrosis. Our drugs, based on experiments in well characterized animal models, are also potentially useful in scarring or fibrosis of other organs such as lung and kidney which expands the possibilities for therapeutic indications.

We have evaluated the ability of GR-MD-02 to block galectin-3 in animal models of liver fibrosis, the conclusions of which yielded positive results. Our pre-clinical data show that GR-MD-02 may have a therapeutic effect on liver fibrosis as shown in several relevant animal models. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with NASH. We evaluated GR-MD-02 in pre-clinical toxicology and pharmacology studies during 2013 and filed an IND with the FDA in January 2013 for initiating human studies in patients with NASH. In February 2013 we entered into an agreement with CTI Clinical Trial Services to assist with the design, development and conduct of one or more clinical research studies, specifically for services with respect to our Phase I clinical trials to evaluate safety of GR-MD-02 in patients with NASH. The FDA notified us in March 2013 that we may proceed with a Phase I clinical trial for patients with NASH and we expect to begin enrolling patients in the Phase I clinical trial in the second quarter of 2013, with top line results expected by the end of 2013 or early 2014. Depending on the results of the Phase I study, and available funding, we may initiate a Phase II clinical trial in mid-2014 to assess the efficacy of GR-MD-02 in patients with NASH and advanced liver fibrosis with expected top-line clinical results by mid to late 2015. Our Phase II clinical program is likely to include additional clinical trials to fully characterize human response to GR-MD-02 and to better position the Company for a successful Phase III clinical trial program.

GR-MD-02 is a proprietary galactoarabino-rhamnogalacturonan polysaccharide polymer that is comprised predominantly of galacturonic acid, galactose, arabinose, rhamnose, and smaller amounts of other sugars. Structural studies have shown that GR-MD-02 binds to galectin-1 (Miller 2009 Biochem J.) and to galectin-3 (Galectin Therapeutics Inc. unpublished observations) with binding affinity to galectin-3 being significantly greater than binding to galectin-1. Similar to GM-CT-01, GR-MD-02 targets extracellular galectins.

Some of the intellectual property protection for our GR-MD-02 molecules and key features of this molecule include, amongst others:

•	Composition of matter patent pending

•	Method of use patent in liver fibrosis granted (US 8,236,780)

•	Method of use patents pending in NASH and Cancer Immunotherapy

•	IND submitted January 2013 for use in patients with NASH with advanced fibrosis; FDA gave approval to proceed with a Phase I clinical trial on March 1, 2013

•	Low toxicity potential because carbohydrates are metabolized to harmless compounds unlike other drugs that have toxic metabolites.

•	API (active pharmaceutical ingredient) is relatively inexpensive to manufacture as the starting material is sourced from an abundant natural material In pharmaceutically acceptable form

•	Compound(s) for subcutaneous administration under development

Galectin Inhibition in Cancer Therapy

We believe the potential exists for galectin inhibition to play an important role in cancer therapy. Galectin proteins, particularly galectin-1 and galectin-3, have been shown to be highly expressed in the majority of cancers and have multiple roles in promoting cancer progression, including tumor cell invasion, metastasis, angiogenesis, and tumor evasion of the immune system. GM-CT-01 has progressed in development for the therapy of colorectal cancer and is currently in a Phase I/II clinical trial in Europe as a combination therapy with a tumor vaccine in patients with advanced melanoma. The current developmental approach for GM-CT-01 is to enhance the activity of the immune system against the cancer.

The role of galectins in cancer immunotherapy can be understood through the “Galectin Effect”, a recent discovery of how tumors avoid the body’s own immune system, i.e., the tumors secrete galectin proteins that block the body’s efforts to fight tumors. Our current program to block the “Galectin Effect” is based on the research of Dr. Pierre van der Bruggen (of the Ludwig Institute of Cancer Research in Brussels, Belgium), demonstrating that galectin-3, which is produced by the vast majority of human cancers, binds to and blocks the actions of tumor-infiltrating T-lymphocytes, the major immune cell in the body’s defense against cancers. Based on these results, we believe that the body’s immune cells may be unable to attack and kill tumor cells in the presence of galectins. Using this approach, the mechanism of action for GM-CT-01 seeks to block galectins and, in turn, restore the ability of the T-lymphocytes to kill tumor cells.

In May 2012, we initiated a Phase I/II clinical trial of GM-CT-01 in Belgium in combination with a tumor vaccine in patients with advanced melanoma, a deadly skin cancer. The Belgian Federal Agency of Medicine and Health Products, or FAMHP, granted approval for this clinical trial, which is being conducted at three centers in Belgium and one in Luxembourg. There are two primary cohorts of patients in this study, one where GM-CT-01 is given intravenously (Cohort 1) and a second cohort where GM-CT-01 is given both intravenously and directly injected into a cutaneous metastasis (Cohort 2). Because of patient availability, Cohort 1 is expected to be enrolled faster than Cohort 2. For each cohort, 6 patients will be enrolled in stage one of the study, and if at least one out of six patients has a response (PR or CR by RECIST criteria), the remaining patients will be enrolled up to a total of 23 per cohort. RECIST (Response Evaluation Criteria In Solid Tumors) is a set of published “rules” for evaluating the state of progression or remission of tumors in cancer patients. We expect the first stage of

Cohort 1 of this trial (involving 6 evaluable patients) to be completed in the second or third quarter of 2013 and that it will provide data that could deliver an indication of efficacy. Depending on the results of Stage 1, which is defined as a partial or complete response by RECIST criteria in at least one out of six patients, the study could continue enrollment to complete Stage 2 (46 total patients), initiate a new Phase II trial based on positive results or be halted because of lack of efficacy. Stage 1 of the trial is being funded by the Cancer Centre at the Cliniques Universitaires Saint-Luc and Stage 2 may require funding from the Company, however, we have no commitment to provide funding for such additional trials. Galectin Therapeutics Inc. does not control this Phase I/II clinical trial in Belgium which is being conducted under an EMA-approved IMPD. An IMPD (Investigational Medicinal Product Dossier) is the basis for approval of clinical trials by regulatory authorities in the European Union. Galectin Therapeutics is the sponsor of an open IND application under the FDA for GM-CT-01; no trials are currently being conducted in the U.S.

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

In July 2012, we received a notice of issuance from the U.S. Patent and Trademark Office for the U.S. Patent number 8236780 issued on August 7, 2013 titled “Galactose-prolonged polysaccharides in a formulation for antifibrotic therapies”. This methods patent covers key methods of derivation and use for our carbohydrate-based galectin inhibitor compound for use in patients with chronic liver disease associated with the development of fibrosis, established liver fibrosis or end-stage scarring, or cirrhosis. The major claim is for a method of obtaining the galectin inhibitor compound, obtaining a composition for parenteral administration in an acceptable pharmaceutical carrier and administering to a subject having at least one of the following: chronic liver disease associated with the development of fibrosis, established liver fibrosis or cirrhosis. The use covers inhibiting or slowing the progression of fibrosis or the reversal of fibrosis. GR-MD-02 is covered by this patent and it provides opportunities for development of additional compounds in the class.

As of December 31, 2012, we held eight U.S. patents, three international patents, and have patent applications pending from the U.S. Patent and Trademark Office. Many of our patents and patent applications cover composition of matter for complex carbohydrate drugs and methods of use for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent or for use in treatment of fibrosis. The scheduled expiration dates of our United States patents span from 2020 to 2032. We have corresponding patent applications pending in Europe, Canada, Israel, Brazil, Japan, China and Australia. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to Our Intellectual Property”. Our competitive position, in part, is contingent upon protection of our intellectual property.

Research

Our primary focus is on the design and testing of agents which target galectins in various in vitro and in vivo systems and which moreover demonstrate efficacy in treatment of experimentally induced fibrosis or enhance immune system responsiveness in various tissues and in live animal models. Our prior focus was on the design and analysis of galectin targeting therapeutics to improve the clinical benefit of chemotherapeutic agents and biologics: GM-CT-01 was a result of this effort. We contract with independent laboratories and other facilities to conduct our research, which is designed, evaluated and managed by our scientists. While we conduct in house research related to our compounds at SBH laboratories, we do not anticipate building additional in-house research or development facilities or hiring staff other than for purposes of designing and managing our out-sourced research.

As we develop products eligible for clinical trials, we contract with independent parties to assist in the design of the clinical trial protocols, arrange for and monitor the clinical trials, collect data and analyze data. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and will be dependent on governmental participation and funding. Our dependence on independent parties and clinical sites involves risks including reduced control over the timing and other aspects of our clinical trials.

In February 2013, the Company established a collaborative drug discovery program with Dr. Geert-Jan Boons’ (“Dr. Boons”) laboratory located in the Complex Carbohydrate Research Center at the University of Georgia. This program is focused on the discovery of new carbohydrate molecules that can be used in the therapy of diseases where galectin proteins play a major role, including cancer, and inflammatory and fibrotic disorders. The aim of this program is to develop a pipeline of drugs that can target galectins. This is an important goal as follow-on compounds for our drugs currently in development and to extend the potential indications and routes of administration. The Complex Carbohydrate Research Center is a world-class program and Dr. Boons is a world renowned and pre-eminent carbohydrate chemist.

Our research and development expenditures totaled $27.6 million for the cumulative period from inception (July 10, 2000) through December 31, 2012. During the years ended December 31, 2012 and 2011, our expenditures for research and development were $4.5 million and $3.6 million, respectively. We expense all research and development costs as they are incurred.

Manufacturing and Marketing

We are a development stage company at this time and do not intend to establish internal facilities for the manufacture of our products for clinical or commercial production. To have our products manufactured, we have developed and will continue to develop relationships with third-parties that have established pharmaceutical manufacturing capabilities and expertise. We are not a party to any long-term agreement with any of our suppliers and, accordingly, we have our products manufactured on a purchase-order basis from one of two primary well-known and established pharmaceutical suppliers.

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

Competition

Many biotechnology and pharmaceutical companies are developing new technologies for the treatment of cancer and other diseases. Technologies such as monoclonal antibodies could be competitive with our galectin therapeutic platforms. Other companies are trying to improve the therapeutic profile of widely used protein-based drugs. While these companies may broaden the market for our products they may also provide competitive alternatives to our products. We expect increased competition in the area of galectins will be fueled by a nearly exponential increase in the publication rate of research papers on galectins.

See “Risk Factors — Risks Related to Our Company — We face intense competition in the biotechnology and pharmaceutical industries” for additional discussion related to our current and potential competition.

Government Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our products are extensively regulated by governmental authorities in the United States and other countries. The FDA regulates drugs under the federal Food, Drug, and Cosmetic Act and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (“NDAs”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution.

Drug Approval Process

Drugs may not be marketed in the U.S. until the FDA has approved them. The steps required before a drug may be marketed in the U.S. include:

1.	Pre-clinical laboratory tests, animal studies, and formulation studies,

2.	Submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin,

3.	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication,

4.	Submission to the FDA of a NDA,

5.	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities, at which the drug is produced to assess compliance with current good manufacturing procedures (“cGMP”) established by the FDA,

6.	FDA review and approval of the NDA, and

7.	FDA review and approval of a trademark used in connection with a pharmaceutical.

Pre-clinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as numerous in vitro and in vivo animal studies. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin and the Company must resolve any outstanding FDA concerns or questions before clinical trials can proceed. There is no certainty that submission of an IND will result in the FDA allowing clinical trials to begin.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators and constant oversight by the FDA or foreign regulatory authorities. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

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

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in an NDA requesting approval to market the product for one or more indications. Before approving an NDA, the FDA usually will inspect the facilities at which the drug is manufactured, and will not approve the product unless compliance with cGMP is satisfactory. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA will generally issue an approval letter. If the FDA evaluates the NDA submission or the manufacturing facilities as not acceptable, the FDA will generally outline the deficiencies in the submission and often will request additional testing or information. Even if an applicant submits the requested additional information, the FDA ultimately may decide that the NDA does not satisfy the regulatory criteria for approval. The testing and approval process requires substantial time, effort, and financial resources, and there is no assurance that any approval will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval.

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

Employees

We currently have five full-time employees, two of whom are involved primarily in management of our pre-clinical research and development and clinical trials and three who were involved primarily in management and administration of our Company. We also have two contractors who provide product development, manufacture and clinical trial support and two contractors who provide financial management services.

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

Risks Related to Our Company

We have incurred net losses to date and must raise additional capital by the end of the first quarter of 2014 in order to continue to operate.

We have incurred net losses in each year of operation since our inception in July 2000. Our accumulated deficit as of December 31, 2012 was $80.0 million and our cumulative net loss applicable to common stockholders as of December 31, 2012 was $80.3 million. Based on $9.4 million of unrestricted cash as of December 31, 2012, we believe that we have sufficient cash to meet our financial and operating obligations through the first quarter of 2014. We will require more cash to fund our operations and believe that we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be obtainable on terms favorable to us. We must raise additional cash by the end of the first quarter of 2014, or we may not be able to continue operations and may be forced to seek bankruptcy protection.

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

We are a development stage company and have not generated any revenues to date. There is no assurance that we will obtain FDA approval of GR-MD-02, GM-CT-01, or any other of our products in development and, even if we do so, that we will generate revenue sufficient to become profitable. Our failure to generate revenue and profit would likely lead to loss of your investment.

We are largely dependent on the success of our two lead product candidates, GR-MD-02 and GM-CT-01 and we cannot be certain that these product candidates will receive regulatory approval or be successfully commercialized.

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

GR-MD-02 our lead product candidate for fibrosis is poised to enter the human clinical trial phase of drug development in the US. GM-CT-01, our second product candidate, is currently in human clinical trials in Belgium for use in combination with peptide vaccine for therapy of metastatic melanoma. We cannot assure you that these trials will yield successful results, that they will lead to the generation of revenue, or that we will obtain regulatory approval in other countries.

There are currently no FDA clinical trials underway for GM-CT-01. The Phase I/II clinical trial in Belgium is being conducted under an IMPD from the EMA, under an FDA-approved IND.

We filed for an IND with the FDA for GR-MD-02 in January 2013 for initiating human clinical trials in patients with NASH, and the FDA notified us in March 2013 that we may proceed with a Phase I clinical trial. Pre-clinical studies and clinical trials are expensive, time-consuming and ultimately may not be successful. The results of pre-clinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Also, it is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. For example, even though GM-CT-01 progressed successfully through Phase I and was progressing successfully through Phase II human trials (which were only partially completed due to financing issues in 2010), it may fail in Phase III trials or in later stages of development. We will engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. Pre-clinical studies and clinical trials may not start or be completed as we forecast and may not achieve the desired results. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate.

Even if we receive regulatory approval, we may be unable to commercialize our product candidates.

Even if GR-MD-02, GM-CT-01 and other anticipated product candidates achieve positive results in clinical trials, we may be unable to commercialize them. The availability of government and third party payor reimbursement, and pricing, especially compared to competitor products, could affect our ability to commercialize our product candidates. Our general inability to obtain necessary regulatory approvals and, if obtained, to commercialize our products would substantially impair our viability.

There are risks associated with our reliance on third parties to design trial protocols, arrange for and monitor the clinical trials, and collect and analyze data.

As we develop products eligible for clinical trials, we will contract with independent parties to assist us in the design of the trial protocols, arrange for and monitor the clinical trials, collect data and analyze data. For instance, in February 2013, we entered into an agreement with CTI Clinical Trial Services, Inc. and CTI Clinical Consulting Services, Inc. for the purpose of assisting us in the design, development and conduct of one or more clinical research studies from time to time. In accordance with this agreement, CTI will be conducting the Phase I clinical trial for GR-MD-02 to evaluate the drug’s safety in subjects with NASH with advanced hepatic fibrosis. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and will be dependent on governmental participation and funding. Our dependence on independent parties and clinical sites involves risks including reduced control over the timing and other aspects of our clinical trials.

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

Our articles of incorporation authorize the issuance of capital stock including 20,000,000 authorized undesignated shares (8,001,000 designated as of December 31, 2012), and empowers our board of directors to prescribe, by resolution and without stockholder approval, a class or series of undesignated shares, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, we may designate and issue additional shares or series of preferred stock that would rank senior to the shares of common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution.

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

The 10X Fund owns all of our issued and outstanding Series B Preferred Stock, which are convertible into 2,000,000 shares of our common stock. The 10X Fund owns related warrants exercisable to purchase an aggregate of 5,000,000 shares of our common stock. As of December 31, 2012, we have issued 867,527 shares of our common stock as dividends on the Series B Preferred Stock and 1,000,000 shares of our common stock on the exercise of warrants. In addition, (i) James C. Czirr, a managing partner of the 10X Fund and Executive Chairman of our board of directors, owns or controls approximately 862,000,000 shares of our common stock, including shares of Series A on an as converted basis, and has the right to acquire approximately 667,000 additional shares of our common stock upon the exercise of outstanding stock options (approximately 317,000 of which are exercisable as of December 31, 2012); and (ii) Rod D. Martin, a managing partner of the 10X Fund and Vice Chairman of our board of directors, owns or controls approximately 91,000 shares of our common stock and has the right to acquire approximately 98,000 additional shares of our common stock upon the exercise of outstanding stock options (approximately 96,000 of which are exercisable as of December 31, 2012). As of December 31, 2012, on a fully diluted basis, assuming conversion of all Series B Preferred Stock and exercise of all outstanding warrants, the 10X Fund would own approximately 38% of our then outstanding shares of common stock, which, together with the shares of our common stock that would be owned by Mr. Czirr and Mr. Martin (assuming exercise of all vested options at that date), would constitute approximately 43% of the then outstanding shares.

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

Our board of directors has the authority, without action or vote of our stockholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount to, or a premium from, the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. We are currently contemplating additional capital raising transactions within the next twelve months, which would likely result in issuances of additional shares which would be dilutive to current shareholders. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the net tangible book value per share of our common stock. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock.

A sale of a substantial number of shares of the common stock may cause the price of our common stock to decline.

Our common stock is currently traded on The NASDAQ Capital Market and, despite certain increases of trading volume from time to time, there have been periods when it could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. Some of our shareholders have registration rights to facilitate sales of large blocks of our common stock. We have filed a shelf registration statement to allow registered sales of up to 9.7 million shares by these shareholders. We are currently contemplating additional capital raising transactions within the next twelve months, which would likely result in issuances of additional shares which would be dilutive to current shareholders. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

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

Our shares of common stock and warrants have been and continue to be thinly traded, so you may be unable to sell at or near ask prices or even at all if you need to sell your shares or warrants to raise money or otherwise desire to liquidate your shares or warrants.

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

We lease 3,610 square feet for our executive offices located at 4960 Peachtree Industrial Blvd., Norcross, GA. We also lease approximately 300 square feet in Natick, MA, for use by research and development consultants and which is collocated with one of research and development service vendors. We believe these spaces are suitable for our present operations.

Item 3.	Legal Proceedings

From time to time, the Company is exposed to litigation relating to its operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on its financial condition or results of operations, except as noted below:

On October 12, 2012, David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors, commenced a lawsuit under the Massachusetts Wage Act against Peter G. Traber, M.D. and Mr. Thomas A. McGauley, who in their capacities as the Company’s Chief Executive Officer and Chief

Financial Officer respectively can be held individually liable under the Wage Act for non-payment of wages. The lawsuit is based on the facts and issues raised in the arbitration discussed below regarding the potential payment of the $1.0 million separation payment under Dr. Platt’s Separation Agreement with the Company, and other unspecified “wages”. The statute provides that a successful claimant may be entitled to multiple damages, interest and attorneys fees. Although the Company is not a party to the lawsuit, it plans to indemnify Dr. Traber and Mr. McGauley consistent with its obligations under the by-laws and applicable law, believes the lawsuit is without merit, and intends a vigorous defense on their behalf.

On May 2, 2012, Dr. Platt instituted arbitration before the American Arbitration Association, seeking a $1.0 million separation payment based on a claim that a milestone event for payment in accordance with the terms of the Separation Agreement had occurred. Specifically, he argued that he was due payment because the Company’s common stock was listed on the NASDAQ Capital Markets and the Company had previously achieved the required market capitalization for the milestone event. The Company’s position, however, is that a milestone event has not yet occurred under the Separation Agreement because the Company has not achieved the required market capitalization while listed on the NASDAQ Capital Markets. On November 1, 2012, the arbitrator denied Dr. Platt’s demand in all respects. The Company has recorded the payment as an accrued expense payable if and when the milestone event occurs.

On March 29, 2013, the Company instituted arbitration before the American Arbitration Association, seeking to rescind or reform the Separation Agreement discussed above. The Company claims that Dr. Platt fraudulently induced the Company to enter into the Separation Agreement, breached his fiduciary duty to the Company, and was unduly enriched from his conduct. Along with removal of the $1.0 million milestone payment provided for under the Separation Agreement, the Company is seeking repayment of all separation benefits paid to Dr. Platt to date.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on The NASDAQ Capital Market under the symbol GALT effective March 23, 2012. Following the delisting of our common stock from the NYSE Alternext US as of the close of trading on January 9, 2009, our common stock had been quoted on the OTC Bulletin Board since January 21, 2009 under the symbol “PRWP.OB” and since June 16, 2011 under the symbol “GALT.OB”. The high and low sale prices for our common stock as reported on the OTC Bulletin Board and the NASDAQ Capital Market, for the periods indicated as shown below. All share prices reflect the one-for-six reverse split, which was effective March 23, 2012.

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$6.00	$3.75
Second Quarter	$4.40	$1.89
Third Quarter	$3.48	$1.61
Fourth Quarter	$2.24	$1.60
Fiscal Year Ended December 31, 2011
First Quarter	$8.64	$5.22
Second Quarter	$9.42	$5.88
Third Quarter	$7.80	$4.56
Fourth Quarter	$6.78	$3.84

Holders of Common Stock

As of March 19, 2013, there were 290 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders. Based on information available to us, we believe there are approximately 7,250 non-objecting beneficial owners of our shares of our common stock in addition to the record holders.

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

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,”

“plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund operations through the first quarter of 2014; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to, without limitation, our early stage of development; our dependence on outside capital; uncertainties related to our technology and clinical trials, intellectual property protection, uncertainties of regulatory approval requirements for our products; competition and stock price volatility in the biotechnology industry, limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Galectin Therapeutics appearing elsewhere herein.

Overview

We are a development-stage company engaged in drug research and development to create new therapies for fibrotic disease and cancer. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant materials as starting material in manufacturing processes to create proprietary complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that bind and inhibit galectin proteins, we are undertaking the focused pursuit of therapies for indications where galectins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences to patients and those where current treatment options are limited. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires additional resources.

We endeavor to leverage our scientific and product development expertise as well as established relationships with outside sources to achieve cost-effective and efficient development. These outside sources, amongst others, provide us with expertise in preclinical models, pharmaceutical development, toxicology, clinical development, pharmaceutical manufacturing, sophisticated physical and chemical characterization, and commercial development. We also have established a collaborative scientific discovery program with leading experts in carbohydrate chemistry and characterization. This discovery program is aimed at the targeted development of new molecules which bind galectin proteins and offer alternative options to larger market segments in our primary disease targets. We are pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in liver fibrosis and fatty liver disease as well as in immune enhancement for cancer therapy. All of our proposed products are presently in development, including pre-clinical and clinical trials.

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

Our Drug Development Programs

Galectins are a class of proteins that are made by many cells in the body. As a group, these proteins are able to bind to sugar molecules that are part of other proteins in and on the cells of our body. Galectin proteins act as a kind of glue, bringing together molecules that have sugars on them. Galectin proteins are known to be markedly increased in a number of important diseases including scaring of organs (e.g. liver, lung, kidney, and heart) and cancers of many kinds. The increase in galectin protein promotes the disease and is detrimental to the patient.

We have two compounds in development, one intended to be used in the treatment of liver fibrosis and fatty liver disease and the other intended to be used in cancer therapy. These two compounds are produced from completely different, natural, readily available, starting materials, which, following chemical processing, both exhibit the property of binding to and inhibiting galectin proteins. GR-MD-02, our lead product for treatment of liver fibrosis and fatty liver disease with inflammation and fibrosis, is a proprietary complex polysaccharide polymer possessing both linear and globular structures, which is derived from a plant source. GM-CT-01, our lead product candidate for cancer therapy, is a proprietary linear polysaccharide polymer comprised of mannose and galactose that has a precisely defined chemical structure and which is also derived from a plant source.

We believe the mechanism of action for GR-MD-02 and GM-CT-01 is based upon interaction with, and inhibition of, galectin proteins, which are expressed at high levels in certain pathological states including inflammation, fibrosis and cancer. While GR-MD-02 and GM-CT-01 are capable of binding to multiple galectin proteins, we believe that they have the greatest affinity for galectin-3, the most prominent galectin implicated in pathological processes. Blocking galectin in cancer and liver fibrosis has specific salutary effects on the disease process, as discussed below.

GR-MD-02 — Liver Fibrosis

The main initiative in our development strategy is the application of galectin inhibition in connection with liver fibrosis, a condition that leads to cirrhosis. We believe that GR-MD-02 has the potential to treat nonalcoholic steatohepatitis (NASH) and other forms of liver fibrosis. The driving factor for our commitment to galectin inhibition for fibrosis is scientific evidence that strongly suggests that galectin-3 is essential for the development of liver fibrosis in animals. Published data show that mice lacking the galectin-3 gene are incapable of developing liver fibrosis in response to toxin insult to the liver and in fatty liver disease. Moreover, mice that do not have the galectin-3 gene are resistant to lung and kidney fibrosis.

We have evaluated the ability of GR-MD-02 to block galectin-3 in animal models of liver fibrosis, the conclusions of which yielded positive results. Our pre-clinical data show that GR-MD-02 may have a therapeutic effect on liver fibrosis as shown in several relevant animal models. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with NASH. We filed an IND with the FDA in January 2013 for initiating human studies in patients with NASH, and the FDA notified us in March 2013 that we may proceed with a Phase I clinical trial. We plan to start a Phase I clinical trial with GR-MD-02 in patients with NASH during the second quarter of 2013 to assess safety and preliminary evidence of efficacy in humans, with top line results expected by late 2013 or early 2014. In mid-2014, depending on the results of the Phase I study and available funding, we may initiate a Phase II clinical trial to assess the efficacy of GR-MD-02 in patients with NASH and advanced liver fibrosis with expected top-line clinical results by mid to late 2015.

GM-CT-01 — Galectin Inhibition in Cancer Therapy

We believe the potential exists for galectin inhibition to play an important role in cancer therapy. Galectin proteins, particularly galectin-1 and galectin-3, have been shown to be highly expressed in the majority of cancers and have multiple roles in promoting cancer progression, including tumor cell invasion, metastasis, angiogenesis, and tumor evasion of the immune system. GM-CT-01 has progressed in development for the therapy of colorectal cancer and is currently in a Phase I/II clinical trial in Europe as a combination therapy with a tumor vaccine in patients with advanced melanoma. The current developmental approach for GM-CT-01 is to enhance the activity of the immune system against the cancer.

In May 2012, we initiated a Phase I/II clinical trial of GM-CT-01 in Belgium in combination with a tumor vaccine in patients with advanced melanoma, a deadly skin cancer. The Belgian Federal Agency of Medicine and Health Products, or FAMHP, granted approval for this clinical trial, which is being conducted at three centers in Belgium and one in Luxembourg. There are two primary cohorts of patients in this study, one where GM-CT-01 is given intravenously (Cohort 1) and a second cohort where GM-CT-01 is given both intravenously and directly injected into a cutaneous metastasis (Cohort 2). Because of patient availability, Cohort 1 is expected to be enrolled faster than Cohort 2. For each cohort, 6 patients will be enrolled in stage one of the study, and if at least one out of six patients has a response (PR or CR by RECIST criteria), the remaining patients will be enrolled up to a total of 23 per cohort. We expect the first stage of Cohort 1 of this trial (involving 6 evaluable patients) to be completed in the second quarter of 2013 and that it will provide data that could deliver an indication of efficacy. Depending on the results of Stage 1, which is defined as a partial or complete response by RECIST criteria in at least one out of six patients, the study could continue enrollment to complete Stage 2 (46 total patients), initiate a new Phase II trial based on positive results or be halted because of lack of efficacy. Stage 1 of the trial is being funded by the Cancer Centre at the Cliniques Universitaires Saint-Luc and Stage 2 may require funding from the Company, beyond the provision of material, however, we have no commitment to fund Stage 2 of the trial. We do not control this Phase I/II clinical trial in Belgium which is being conducted under an EMA-approved IMPD. We are the sponsor of an open IND application under the FDA for GM-CT-01; no trials are currently being conducted in the U.S

We previously attempted to gain regulatory approval of GM-CT-01 for use in combination with 5-FU (5-Fluorouracil, an anti-cancer chemotherapy drug) containing chemotherapy regiments for metastatic colorectal cancer in Colombia. This approach had been recommended to the Company by key oncology opinion leaders in Colombia and by PROCAPS S.A. (“PROCAPS”), a Colombia-based pharmaceutical company. There has been no approval of GM-CT-01 in a major region such as the U.S. or Europe and it was determined that approval from the regulatory authority in Columbia (INVIMA) would require additional clinical trial data. Although the Company worked with PROCAPS to design a Phase III clinical trial, a satisfactory plan could not be agreed upon and we terminated the Agreement with PROCAPS (as described below), effective September 29, 2012, and have no current plans to continue attempts to gain approval of GM-CT-01 in Columbia. We had not taken into account projections for any potential revenues from this agreement in our financing plans.

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

On October 18, 2011, we entered into a Collaboration, Supply, Marketing and Distribution Agreement (the “Agreement”) with PROCAPS. The Agreement granted PROCAPS first negotiation rights to enter into similar agreements in other Central and South American countries. We were to be the sole manufacturer and supplier of

GM-CT-01 to PROCAPS. The Agreement obligated PROCAPS to procure regulatory approvals necessary for the marketing and sale of GM-CT-01 naming us as the owner of such approvals to the extent permitted by law, or alternatively hold the approvals for our benefit. PROCAPS was required to pay us a stated fee for each dose it purchases and royalties at an incremental rate determined by annual net sales of GM-CT-01. We retained all intellectual property rights to GM-CT-01 and related products and PROCAPS may not produce, modify, reverse engineer, or otherwise interfere with the GM-CT-01 compound. PROCAPS may not manufacture or sell products that compete with GM-CT-01 during the term of the Agreement and for five years thereafter.

PROCAPS had not obtained approval to sell GM-CT-01 in Columbia as required by the Agreement and, as they were in material breach of the Agreement, we terminated the Agreement, effective September 29, 2012. With no further obligations under the Agreement, we recognized the $200,000 payment as Other Income in the Statements of Operations during the year ended December 31, 2012.

Results of Operations from the Years Ended December 31, 2012 and 2011

Research and Development Expense

	Year ended December 31,		2012 as Compared to 2011
	2012	2011	$ Change	% Change
	(in thousands, except %)
Research and development	$4,527	$3,552	$975	27%

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

We have two product candidates, GR-MD-02 and GM-CT-01. We filed for an IND for GR-MD-02 in January 2013 and in February 2013 we entered into an agreement with CTI to conduct a Phase I clinical trial of GR-MD-02 which we expect will begin enrolling patients in the second quarter of 2013. In March 2013, the FDA indicated we could proceed with a Phase I human clinical trial of GR-MD-02. GM-CT-01 is in a Phase I/II clinical trial in Europe at this time, which is being conducted in collaboration with the Cancer Centre at the Cliniques Universitaires Saint-Luc and the Ludwig Institute for Cancer Research in Belgium.

Our research and development expenses were as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Direct external expenses:
Clinical programs and pre-clinical activities	$2,999	$1,439
All other research and development expenses	1,528	2,113

	$4,527	$3,552

Clinical programs and pre-clinical expenses for the year ended December 31, 2012, increased compared to the same period in 2011, due primarily to increased pre-clinical activity on our fibrosis program as we prepared to file an IND in January 2013 and begin a Phase I clinical trial in 2013. Included in clinical programs and pre-clinical costs above, are costs related to clinical trials during 2012 and 2011 of approximately $205,000 and $666,000, respectively, which consisted primarily of costs related to drug manufacturing to supply GM-CT-01 for the Phase I/II trial, which, as previously discussed, is not being conducted by us. We expect as we begin our Phase I trial for GR-MD-02, our clinical program costs will increase substantially, as discussed further below. Other research and development expense decreased primarily due to decreased stock-based compensation ($635,000).

In February 2013, we signed an agreement with CTI Clinical Trial Services, Inc. and CTI clinical Consulting Services, Inc. (collectively “CTI”) to conduct our Phase I clinical trial for GR-MD-02. The initial work order related to the contract is for $2,155,000, which we expect will be expensed over the year ended December 31, 2013 as expenses are incurred. The total costs of conducting the Phase I trial may be greater than the initial work order due to potential additional studies that may be required.

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

General and Administrative Expense

	Year ended December 31,		2012 as Compared to 2011
	2012	2011	$ Change	% Change
	(in thousands, except %)
General and administrative	$5,372	$6,857	$(1,485)	(22)%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease for the year ended December 31, 2012 as compared to the same period in 2011 is due to decreased legal expenses ($119,000) and decreased investor relations and business development costs ($299,000) as we decreased work related to the PROCAPS agreement which we terminated in 2012, offset by increased insurance and public company related costs ($113,000). Additionally, in 2011, when it became probable that we would be relisted on a national securities exchange we recognized a $1.0 million payment due to our former CEO, Dr. Platt. Also, we settled litigation and recognized $162,000 of related expense in 2011.

Other Income and Expense

During the year ended December 31, 2012, other income and expense consisted primarily of the $200,000 payment from PROCAPS which was previously accounted for as deferred income and recognized upon the termination of the PROCAPS Agreement, as previously described.

Other income and expense for the year ended December 31, 2011 included an expense of $524,000, related to the change in fair value of warrant liabilities. The Company had no warrant liabilities as of December 31, 2012 or during the year then ended or as of December 31, 2011.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2012, we raised a net total of $68.8 million from these offerings. At December 31, 2012, we had $9,364,000 of unrestricted cash and cash equivalents available to fund future operations. We believe that with the cash on hand at December 31, 2012, there is sufficient cash to fund operations through the first quarter of 2014. We will require more cash to fund our operations and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. We plan to raise additional capital and have significantly reduced our administrative and clinical spending. If we are unsuccessful in raising additional capital before the end of the first quarter of 2014, we may be required to cease operations or seek bankruptcy protection.

We have accrued an expense of $1,000,000 that is payable to David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors, if and when certain company milestone events occur pursuant to his Separation Agreement with the Company; however, on March 29, 2013, we instituted arbitration before the American Arbitration Association, seeking to rescind or reform the Separation Agreement. Depending on the outcome of the arbitration, the accrual could be reversed. The timing and ultimate outcome of this arbitration, though, is uncertain and there is no guarantee that we will be successful in this demand. See “Item 3. Legal Proceedings” for further description of the arbitration.

Net cash used in operations increased by $1,824,000 to $7,500,000 for 2012, as compared to $5,676,000 for 2011. Cash operating expenses increased principally due to increased research and development activities primarily related to our fibrosis development and preparation for an IND filing and a Phase I clinical trial for GR-MD-02 in 2013, offset by decreased general and administrative expenses as previously discussed.

Cash used in investing activities during 2012 consisted of a decrease in restricted cash by $64,000 as our $59,000 secured letter of credit for office space and $10,000 of secured credit cards were released, offset by equipment purchases of $5,000 as compared to $5,000 of equipment purchases in 2011 and $10,000 to secure credit cards in 2011.

Net cash provided by financing activities was $10,403,000 during 2012 as compared to $6,197,000 during 2011, due primarily to the transaction described below.

On March 28, 2012, we issued 2,666,722 shares of common stock and related $5.63 warrants to purchase 1,333,361 shares of common stock, resulting in gross proceeds of $12,000,000 (net proceeds of $10,403,000).

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at December 31, 2012, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$85	$49	$36	$—	$—

Total payments due under contractual obligations	$85	$49	$36	$—	$—

Operating leases.

In September 2012, we entered into an operating lease for office space in Norcross, GA for a term of twenty-six months, beginning on October 1, 2012 and ending November 30, 2014 at a rate of $3,000 per month.

The lease provides for free rent for the first two months of the lease and required a security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, we are responsible for our pro-rata share of the operating expenses for the building.

In October 2012, we entered into an operating lease for office space collocated with lab space for research and development activities in Massachusetts. The lease is for a period of one year, beginning on October 1, 2012, for a rate of $15,000 for the term, payable in equal monthly increments.

Separation agreement.

In February 2009, we entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides for the deferral of a $1.0 million separation payment due to Dr. Platt upon the earlier occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the GM-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 83,334 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 50,000 shares of common stock; or (iii) the renewed listing of our securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if we have insufficient cash at the time of any of such events, we may issue Dr. Platt a secured promissory note for such amount. If we file a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that our common stock could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, we recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at December 31, 2012 and December 31, 2011.

On May 2, 2012, Dr. Platt instituted arbitration before the American Arbitration Association, seeking a $1.0 million separation payment based on a claim that a milestone event in the Separation Agreement has occurred (see clause (iii) above). On March 22, 2012, the Company’s common stock was listed on the NASDAQ Capital Markets, but since that date, the stock has not achieved the required market capitalization. Therefore, it is the Company’s position that a milestone event has not yet occurred. The arbitration hearing was held on October 16 – 17, 2012 and on November 1, 2012, the arbitrator denied Dr. Platt’s demand in all respects. Insofar as the Company does not dispute its obligations under the Separation Agreement to pay Dr. Platt upon the occurrence of a milestone event, it has recorded the payment as an accrued expense payable if and when the milestone event occurs.

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

On March 29, 2013, the Company instituted arbitration before the American Arbitration Association, seeking to rescind or reform the Separation Agreement discussed above. The Company claims that Dr. Platt fraudulently induced the Company to enter into the Separation Agreement, breached his fiduciary duty to the Company, and was unduly enriched from his conduct. Along with removal of the $1.0 million milestone payment provided for under the Separation Agreement, the Company is seeking repayment of all separation benefits paid to Dr. Platt to date. Depending on the outcome of the arbitration, the previously accrued $1.0 million could be reversed. The timing and ultimate outcome of this arbitration, though, is uncertain and there is no guarantee that we will be successful in this demand.

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

Stock-Based Compensation.    Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. For awards that have performance based vesting conditions we recognize the expense over the estimated period that the awards are expected to be earned. We generally use the Black-Scholes option-pricing model to calculate the grant date fair value of stock options. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.

Research and Development Expenses.    Costs associated with research and development are expensed as incurred. Research and development expenses include, among other costs, salaries and other personnel-related costs, and costs incurred by outside laboratories and other accredited facilities in connection with clinical trials and preclinical studies.

Contingencies.    At the date of issuance, our Series C Super Dividend Convertible Preferred Stock (“Series C”) have an embedded dividend right to continue to receive dividend payments after conversion to common stock (the Series C Post Conversion Dividend Right) which requires bifurcation. The value of this post conversion dividend right on the date of issuance was determined to be de minimis due to the payment of a dividend stream other than the 6% dividend and conversion of Series C prior to the Company achieving sales of GM-CT-01 was deemed improbable at that time. Upon a conversion of the Series C, we will be required to record a liability and the related expense during the period of conversion. In July 2011, 5 shares of Series C were converted into 8,334 shares of common stock and 5 Series C Post Conversion Dividend Rights (“Dividend Rights”) were issued. In January 2013, 5 shares of Series C were converted into 8,334 shares of common stock and 5 Dividend Rights were issued. Per the terms of the Series C, these Dividend Rights shall continue to participate in dividends, however the dividend will only be paid based on sales of GM-CT-01 and will not participate in the 6% dividend. At December 31, 2012, these Dividend Rights were determined to have a de minimis value, as the payment of a dividend (other than the 6% dividend) is considered improbable at this time. The Company will continue to evaluate and assess the Series C Post Conversion Dividend Right for each reporting period.

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

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Our management has concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management conducted an evaluation of internal controls based on the COSO framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

As we are neither a large accelerated filer nor an accelerated filer, as defined in Rule 12b-2 under the Exchange Act, we are exempt from the requirement to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, in connection with our 2012 Annual Meeting of Stockholders which is scheduled to be held on May 23, 2013 (the “2013 Proxy Statement”) under the captions “Election of Directors,” “Board of Directors Meetings and Committees of the Board,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.galectintherapeutics.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

Item 11.	Executive Compensation

The information required by this Item will be incorporated by reference from the information under the caption “Compensation of Named Executive Officers” contained in our 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our 2013 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item will be incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in our 2013 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be incorporated by reference from the information under the captions “Audit Fees”, “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Policies and Procedures” contained in our 2013 Proxy Statement.

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

3.	Exhibits

Exhibit Number	Description of Document	Note Reference
3.1	Articles of Incorporation of Pro Pharmaceuticals, Inc., dated January 23, 2001, as filed with the Secretary of State of the State of Nevada.	1

3.2	Articles of Merger of Pro-Pharmaceuticals, Inc. (a Massachusetts corporation) into Pro-Pharmaceuticals, Inc. (a Nevada corporation) dated June 6, 2011.	7

3.3	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 28, 2004.	2

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007.	3

3.5	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 29, 2008.	4

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on February 11, 2009.	5

3.7	Certificate of Amendment to Articles of Incorporation of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on May 27, 2009.	14

3.8	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the secretary of State of the State of Nevada on August 12, 2009.	15

3.9	Certificate of Amendment No. 2 to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, as filed with the State of Nevada, on February 17, 2010.	16

3.10	Certificate of Amendment with respect to the Amended and Restated Certificate of Designation of Preferences, Rights and Limitation of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on January 26, 2011.	18

3.11	Certificate of Designation of Preferences, Rights and Limitation of Series C Super Dividend Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of Nevada on December 30, 2010.	19

3.12	Certificate of Amendment to Articles of Incorporation of Pro-Pharmaceuticals, Inc., as filed with the Secretary of the State of Nevada on May 26, 2011	26

Exhibit Number	Description of Document	Note Reference
3.13	Certificate of Change as filed with the Nevada Secretary of State on March 1, 2012.	30

3.14	Amended and Restated Bylaws of Galectin Therapeutics Inc..	6

4.1	Specimen certificate for shares of common stock.	7

4.2	Form of Class A-1 Common Stock Purchase Warrant	5

4.3	Form of Class A-2 Common Stock Purchase Warrant	5

4.4	Form of Class B Common Stock Purchase Warrant	5

4.5	Amended Form of Class A-1 Common Stock Purchase Warrant	20

4.6	Amended Form of Class A-2 Common Stock Purchase Warrant	20

4.7	Amended Form of Class B Common Stock Purchase Warrant	20

4.8	Warrant Agreement dated as of March 28, 2012, between Galectin Theapeitucs Inc. and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant certificate)	36

10.1	Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan.	8

10.2	Pro-Pharmaceuticals, Inc. 2003 Non-employee Director Stock Incentive Plan.	9

10.3	Employment Agreement, effective January 2, 2004, between Pro Pharmaceuticals, Inc. and David Platt.	10

10.4	Form of Incentive Stock Option Agreement (under the 2001 Stock Incentive Plan).	11

10.5	Form of Non-Qualified Stock Option Agreement (under the 2001 Stock Incentive Plan).	11

10.6	Form of Non-Qualified Stock Option Agreement (under the 2003 Non-Employee Director Stock Incentive Plan).	11

10.7	Form of Common Stock Purchase Warrant.	12

10.8	Promissory Note dated February 12, 2009 issued by Pro Pharmaceuticals, Inc. in favor of 10X Fund, L.P.	5

10.9	Security Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P.	5

10.10	Escrow Agreement dated February 12, 2009 among Pro Pharmaceuticals, Inc., 10X Fund, L.P. and Investment Law Group of Gillett, Mottern & Walker, LLP, as Escrow Agent.	5

10.11	Registration Rights Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P.	5

10.12	Separation Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and David Platt, Ph.D.	5

10.13	Pro-Pharmaceuticals, Inc. 2009 Incentive Compensation Plan.	5

10.14	Form of Restricted Stock Grant Agreement (under the 2009 Incentive Compensation Plan).	13

10.15	Form of Non-Qualified Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan).	13

10.16	Form of Incentive Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan).	13

Exhibit Number	Description of Document	Note Reference
10.17	Agreement with the 10X Fund L.P., dated February 11, 2010.	16

10.18	Common Stock Purchase Warrant dated August 3, 2010 issued to Peter Traber.	17

10.19	Letter Agreement Between 10X Fund, L.P. and Pro-Pharmaceuticals, Inc.	17

10.20	Form of Securities Purchase Agreement for Series C Super Dividend Convertible Preferred Stock	21

10.21	Agreement dated January 21, 2011, between Pro-Pharmaceuticals, Inc. and 10X Fund L.P.	20

10.22	Non-Qualified Stock Option Agreement dated March 7, 2011	22

10.23	Amended Employment Agreement dated March 8, 2011 between Anthony D. Squeglia, and Pro-Pharmaceuticals, Inc.	23

10.24	Amended Employment Agreement dated March 8, 2011 between Maureen Foley, and Pro-Pharmaceuticals, Inc.	23

10.25	Amended Employment Agreement dated March 31, 2011 between Anatole Klyosov, and Pro-Pharmaceuticals, Inc.	24

10.26	Employment Agreement dated March 31, 2011 between Eli Zomer and Pro-Pharmaceuticals, Inc.	24

10.27	Separation Agreement dated March 31, 2011 between Pro-Pharmaceuticals, Inc. and Theodore D. Zucconi	24

10.28	Agreement dated April 22, 2011, between Pro-Pharmaceuticals, Inc. and Sigma-Aldrich, Inc.	25

10.29	Employment Agreement dated March 31, 2011 between Peter Traber, and Galectin Therapeutics Inc.	26

10.30	Employment Agreement dated June 28, 2011 between James C. Czirr, and Galectin Therapeutics Inc.	27

10.31	Collaboration, Supply, Marketing and Distribution Agreement dated October 18, 2011 between PROCAPS S.A. and Galectin Therapeutics Inc.	29

10.32	Non-Qualified Stock Option Agreement for Peter G. Traber, M.D.	28

10.33	Non-Qualified Stock Option Agreement for James C. Czirr	28

10.34	Consulting Agreement, dated March 2, 2012 between Galectin Therapeutics Inc. and Thomas A. McGauley	31

10.35	Independent Consulting Agreement dated April 30, 2012, between Scott L. Friedman, M.D. and Galectin Therapeutics Inc.	32

10.36	Amended Employment Agreement dated July 19, 2012 between Maureen Foley and Galectin Therapeutics Inc.	32

10.37	Employment Agreement dated August 27, 2012, 2012 between Harold H. Shlevin and Galectin Therapeutics Inc.	32

10.38	Independent Consulting Agreement dated September 19, 2012 between Thomas A. McGauley and Galectin Therapeutics Inc.	32

21.1*	Subsidiaries of Galectin Therapeutics Inc.

23.1*	Consent of McGladrey LLP, an independent registered public accounting firm.

Exhibit Number	Description of Document	Note Reference
31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Label Linkbase Document.

101.PRE***	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Submitted electronically herewith.
1.	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, as filed with the Commission on June 13, 2001.
2.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2004.
3.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.
4.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2008.
5.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.
6.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2007.
7.	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2012.
8.	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 filed with the Commission on November 14, 2001.
9.	Incorporated by reference to the Company’s Registration Statement on Form S-8, as filed with the Commission on October 22, 2003.
10.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.
11.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.
12.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 15, 2008.
13.	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.
14.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2009.

15.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 as filed with the Commission on August 14, 2009.
16.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 17, 2010.
17.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2010.
18.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.
19.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.
20.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.
21.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.
22.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 9, 2011.
23.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 14, 2011.
24.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2011.
25.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 28, 2011.
26.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 2, 2011.
27.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on July 5, 2011.
28.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on August 15, 2011.
29.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 10, 2011.
30.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.
31.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 11, 2012.
32.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2013.

GALECTIN THERAPEUTICS INC.

By:	/s/ PETER G. TRABER
Name: Peter G. Traber, M.D.
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER G. TRABER Peter G. Traber, M.D.	Chief Executive Officer, President and Director (principal executive officer)	March 29, 2013

/s/ THOMAS A. MCGAULEY Thomas A. McGauley	Chief Financial Officer (principal financial and accounting officer)	March 29, 2013

/s/ JAMES C. CZIRR James C. Czirr	Executive Chairman and Director	March 29, 2013

/s/ ROD D. MARTIN Rod D. Martin	Vice-Chairman and Director	March 29, 2013

/s/ GILBERT F. AMELIO Gilbert F. Amelio	Director	March 29, 2013

/s/ ARTHUR R. GREENBERG Arthur R. Greenberg	Director	March 29, 2013

/s/ KEVIN D. FREEMAN Kevin D. Freeman	Director	March 29, 2013

/s/ JOHN MAULDIN John Mauldin.	Director	March 29, 2013

/s/ STEVEN PRELACK Steven Prelack	Director	March 29, 2013

/s/ H. PAUL PRESSLER H. Paul Pressler	Director	March 29, 2013

/s/ JERALD K. ROME Jerald K. Rome	Director	March 29, 2013

/s/ MARC RUBIN Marc Rubin, M.D.	Director	March 29, 2013

Galectin Therapeutics Inc.

(A Development Stage Company)

1. Report of Independent Registered Public Accounting Firm	F-1

2. Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2

3. Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and for the cumulative period from inception (July 10, 2000) to December 31, 2012	F-3

4.       Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011 and for the cumulative period from inception (July 10, 2000) to December 31, 2012

F-4

5. Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the cumulative period from inception (July 10, 2000) to December 31, 2012	F-16

6. Notes to Consolidated Financial Statements	F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Galectin Therapeutics Inc.

Norcross, Georgia

We have audited the accompanying consolidated balance sheets of Galectin Therapeutics Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from inception (July 10, 2000) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from inception (July 10, 2000) to December 31, 2009 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the report of other such auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, and for the period from inception (July 10, 2000) to December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts

March 29, 2013

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,364	$6,397
Prepaid expenses and other current assets	153	104

Total current assets	9,517	6,501

Property and equipment, net	8	6
Restricted cash and security deposit	6	69
Intangible assets, net	30	36

Total assets	$9,561	$6,612

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$397	$384
Accrued expenses	1,161	1,551
Accrued dividends payable	80	80
Deferred income	—	200

Total current liabilities	1,638	2,215

Other long-term liabilities	6	—

Total liabilities	1,644	2,215

Commitments and contingencies (Note 11)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at December 31, 2012 and 2011, redemption value and liquidation value: $1,800,000, at December 31, 2012	1,698	1,681
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at December 31, 2012 and 2011, redemption value and liquidation value: $4,200,000, at December 31, 2012	2,900	2,687
Series C super dividend convertible preferred stock; 1,000 shares authorized, 220 issued and outstanding at December 31, 2012 and 2011, redemption value: $5,204,000, liquidation value: $2,233,000 at December 31, 2012	2,154	2,154
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at December 31, 2012 and 2011, 8,001,000 shares designated at December 31, 2012 and 2011
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,562,500 issued and outstanding at December 31, 2012 and 2011	632	632
Common stock, $0.001 par value; 50,000,000 shares authorized at December 31, 2012 and 2011, 16,060,853 and 12,919,538 issued and outstanding at December 31, 2012 and 2011, respectively	16	13
Additional paid-in capital	80,535	66,367
Deficit accumulated during the development stage	(80,018)	(69,137)

Total stockholders’ equity (deficit)	1,165	(2,125)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$9,561	$6,612

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Cumulative from inception (July 10, 2000) to December 31,
	2012	2011	2012
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$4,527	$3,552	$27,610
General and administrative	5,372	6,857	47,036

Total operating expenses	9,899	10,409	74,646

Total operating loss	(9,899)	(10,409)	(74,646)

Other income (expense):
Interest income	24	18	818
Interest expense	—	—	(4,451)
Change in fair value of convertible debt instrument	—	—	(3,426)
Change in fair value of warrant liabilities	—	(524)	9,022
Other income	200	—	691

Total other income (expense)	224	(506)	2,654

Net loss	$(9,675)	$(10,915)	$(71,992)

Preferred stock dividends	(976)	(1,568)	(4,235)
Preferred stock accretion	(230)	(230)	(4,045)

Net loss applicable to common stockholders	$(10,881)	$(12,713)	$(80,272)

Basic and diluted net loss per share	$(0.72)	$(1.06)
Shares used in computing basic and diluted net loss per share	15,131	11,986

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Cumulative Period From Inception (July 10, 2000) to December 31, 2012

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

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2012

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of warrants to induce conversion of notes payable in 2001											503		503
Issuance of common stock and warrants (net of issuance costs of $17,000) in 2001									114,884		2,221		2,221
Issuance of common stock (net of issuance costs of $49,000) in 2002									31,000		602		602
Issuance of common stock related to 2002 private placement (net of issuance costs of $212,000)									537,227	1	2,860		2,861
Conversion of notes payable and accrued interest to common stock									17,647		290		290
Issuance of warrants to purchase common stock in consideration for placement of convertible notes payable in 2002											236		236

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2012

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of common stock to investors in 2002 private placement (net of issuance costs of $18,000)									181,334		1,070		1,070
Issuance of common stock to consultants for services related to 2002 private placement									2,042		12		12
Receipt of subscription receivable											150		150
Conversion of accrued expenses to common stock and options									33,618		302		302
Issuance of common stock to investors in May, 2003 private placement (net of issuance costs of $128,000)									399,917	1	4,409		4,410

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2012

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Fair value of common stock warrants issued to placement agents in May, 2003 private placement											261		261
Issuance of common stock to investors in October, 2003 private placement (net of issuance costs of $559,000)									219,096		1,319		1,319
Cashless exercise of employee stock options									2,772		74		74
Issuance of common stock to investors in April, 2004 private placement (net of issuance costs of $466,000)									206,019		1,898		1,898

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2012

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of common stock to investors in August, 2004 private placement (net of issuance costs of $485,000)									333,334	1	489		490
Common stock issued in 2006 related to convertible debenture conversions									79,367		1,745		1,745
Common stock issued in 2006 and 2007 related to convertible debenture redemptions									1,227,972	1	3,947		3,948
Common stock issued in 2007 related to convertible debenture waiver and exchange agreement									867,558	1	5,329		5,330

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2012

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Series A 12% Convertible Preferred Stock issued in a February 4, 2008 private placement (net of cash issuance costs of $52,000)							1,742,500	704					704
Common stock issued in a February 25, 2008 offering (net of cash issuance costs of $369,000)									1,250,000	1	1,043		1,044
Issuance of common stock in payment of Series A 12% Convertible Preferred Dividend									160,330		875	(922)	(47)
Issuance of Common Stock Warrants											20		20
Reclassification of Warrant Liabilities											3,193		3,193
Deferred compensation relating to issuance of stock options											455		455

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2012

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Stock compensation expense related to fair market revaluation											157		157
Stock based compensation expense											11,635		11,635
Stock compensation related to the issuance of common shares									12,515		53		53
Cumulative effect of adoption of new accounting principle											(458)	254	(204)
Issuance of Series B-1 redeemable convertible preferred stock and warrants, net of issuance costs of $300,000	900,000	395									1,105		1,105
Accretion of Series B-1 redeemable convertible preferred stock to redemption value		1,303										(1,303)	(1,303)

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2012

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of Series B-2 redeemable convertible preferred stock and warrants, net of issuance costs of $188,000			2,100,000	1,174							2,761		2,761
Beneficial conversion feature recognized on issuance of series B-2 redeemable convertible preferred stock				(1,016)							1,016		1,016
Issuance of Series C super dividend convertible preferred stock, net of issuance costs of $47,000					225	2,203							—
Conversion of Series C super dividend convertible preferred stock to common stock					(5)	(49)			8,334		49		49

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2012

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Accretion of Series B-2 redeemable convertible preferred stock to redemption value				2,057								(2,057)	(2,057)
Series B-1 12% redeemable convertible preferred stock dividend									298,807		1,034	(1,034)	—
Series B-2 12% redeemable convertible preferred stock dividend									568,721		2,022	(2,022)	—
Series C super dividend convertible preferred stock dividend									63,119		224	(257)	(33)
Accretion of beneficial conversion feature for Series B-2				685								(685)	(685)
Issuance of restricted common stock									454,167	1	(1)		—
Issuance of common stock upon exercise of warrants									3,419,570	3	14,304		14,307

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2012

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of common stock upon exercise of options									398,937	1	361		362
Conversion of Series A to common stock							(180,000)	(72)	30,000		72		—
2012 Issuance of common stock and warrants, net of issuance costs of $1,597,000									2,666,722	3	10,400		10,403
Issuance of shares related to reverse split of common stock									3,324				—
Net loss since inception												(71,992)	(71,992)

Balance at December 31, 2012	900,000	$1,698	2,100,000	$2,900	220	$2,154	1,562,500	$632	16,060,853	$16	$80,535	$(80,018)	$1,165

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2012 and 2011

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

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

For the Years Ended December 31, 2012 and 2011

(amounts in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Accretion of Series B redeemable convertible preferred stock		17		157								(174)	(174)
Accretion of beneficial conversion feature for Series B-2				56								(56)	(56)
Issuance of common stock and warrants, net of issuance costs of $1,597,000									2,666,722	3	10,400		10,403
Issuance of shares related to reverse split of common stock									3,324				—
Series A 12% convertible preferred stock dividend									31,250		103	(103)	—
Series B-1 12% redeemable convertible preferred stock dividend									95,584		224	(224)	—
Series B-2 12% redeemable convertible preferred stock dividend									223,027		522	(522)	—
Series C super dividend convertible preferred stock dividend									46,053		127	(127)	—
Issuance of common stock to consultants									11,348		26		26
Issuance of common stock upon exercise of warrants									12,177				—
Issuance of common stock upon exercise of options									51,830				—
Stock-based compensation expense											2,766		2,766
Net loss												(9,675)	(9,675)

Balance at December 31, 2012	900,000	$1,698	2,100,000	$2,900	220	$2,154	1,562,500	$632	16,060,853	$16	$80,535	$(80,018)	$1,165

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Cumulative Period from Inception (July 10, 2000) to December 31, 2012
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,675)	$(10,915)	$(71,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	9	555
Stock-based compensation expense	2,792	3,245	12,374
Non-cash interest expense	—	—	4,279
Change in fair value of convertible debt instrument	—	—	3,426
Change in fair value of warrant liabilities	—	524	(9,022)
Write off of intangible assets	—	—	351
Changes in operating assets and liabilities:
Grant receivable	—	234	—
Prepaid expenses and other assets	(55)	(34)	(156)
Accounts payable and accrued expenses	(577)	1,273	1,626
Other long-term liabilities	6	(12)	6

Net cash used in operating activities	(7,500)	(5,676)	(58,553)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5)	(5)	(431)
Change in restricted cash and security deposit	69	(10)	—
Increase in patents costs and other assets	—	—	(404)

Net cash provided by (used in) investing activities	64	(15)	(835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	10,403	—	39,093
Net proceeds from issuance of Series A 12% convertible preferred stock and related warrants	—	—	1,691
Net proceeds from issuance of Series B-1 12% redeemable convertible preferred stock and related warrants	—	—	1,548
Net proceeds from issuance of Series B-2 12% redeemable convertible preferred stock and related warrants	—	—	3,935
Net proceeds from issuance of Series C super dividend convertible preferred stock	—	130	2,203
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	—	(1,641)
Net proceeds from exercise of common stock warrants and options	—	6,067	11,293
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	10,403	6,197	68,752

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,967	506	9,364
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,397	5,891	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,364	$6,397	$9,364

SUPPLEMENTAL DISCLOSURE—Cash paid for interest	$—	$—	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$4,445	$—	$9,482
Conversion of accrued expenses into common stock	26	—	329
Cashless exercise of stock options and warrants	235	341	674
Conversion and redemptions of convertible notes and accrued interest into common stock	—	—	12,243
Conversion of extension costs related to convertible notes into common stock	—	—	171
Payment of preferred stock dividends in common stock	976	1,536	4,155
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

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

On March 23, 2012, the Company effected a one-for-six reverse stock split. All common share and per share amounts in these financial statements have been adjusted to reflect the effect of the reverse split. On March 28, 2012, the Company sold 2,666,722 shares of common stock and related $5.63 warrants to purchase 1,333,361 shares of common stock for gross proceeds of $12,000,000 (net proceeds of $10,403,000). See Note 6, for further discussion of the transaction.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2012, the Company had $9,364,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes that with the cash on hand at December 31, 2012, there is sufficient cash to fund operations through the first quarter of 2014. The Company’s ability to fund operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. The Company has developed several plans, including cost containment efforts and potential strategic alternatives in the event that such financing cannot be realized by the Company. Accordingly, based on the forecasts and estimates underlying the Company’s current operating plan, the financial statements do not currently include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As shown in the consolidated financial statements, the Company incurred cumulative net losses applicable to common stockholders of $80.3 million for the cumulative period from inception (July 10, 2000) through December 31, 2012. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest, dividend payments, and the costs related to fair value accounting for the Company’s convertible debt instruments. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. Through December 31, 2012, the Company had raised a net total of $68.8 million in capital through sale and issuance of common stock, common stock purchase warrants, convertible preferred stock and debt securities in public and private offerings. From inception (July 10, 2000) through December 31, 2012, the Company used cash of $58.6 million in its operations.

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

Basis of Consolidation.    The consolidated financial statements include the accounts of the Company and Galectin Therapeutics Security Corp., its wholly-owned subsidiary, which was incorporated in Delaware on December 23, 2003. Galectin Therapeutics Security Corp. holds the cash and cash equivalents that are not required to fund current operating needs. All intercompany transactions have been eliminated.

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, equity, revenue, expenses and related disclosure of contingent assets and liabilities. Management’s estimates and judgments include assumptions used in stock option and warrant liability valuations, useful lives of property and equipment and intangible assets, accrued liabilities, deferred income taxes and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

Fair Value Measurements.    The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The estimated value of accounts payable and accrued expenses approximates their carrying value due to their short-term nature using level 3 inputs as defined above. Included in cash and cash equivalents, as of December 31, 2012 and 2011, the Company had $583,000 and $6,123,000, respectively, invested in money market funds which had calculated net asset values and were therefore classified as Level 2.

Cash and Cash Equivalents.    The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents.

Prepaid Expenses and Other Current Assets.    Prepaid expenses and other assets consist principally of prepaid insurance and prepaid rent on the Company’s leased executive office space.

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

Restricted Cash and Security Deposit.    Restricted cash consists of security deposits principally for a real estate lease at December 31, 2011. At December 31, 2012, the Company had a security deposit of $6,000 for leased office space.

Intangible Assets.    Intangible assets include patent costs, consisting primarily of related capitalized legal fees, which are amortized over an estimated useful life of five years from issuance. Amortization expense in 2012 and 2011 was $6,000 and $3,000, respectively. Gross intangible assets at December 31, 2012 and 2011 totaled $78,000 each year, and accumulated amortization at December 31, 2012 and 2011 totaled $48,000 and $42,000, respectively.

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

Warrants.    The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. Certain warrants were accounted for as derivative liabilities at fair value. Such warrants did not meet the accounting criteria that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.” Warrants that are not considered derivative liabilities are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of warrants was determined using the Black-Scholes option-pricing model. There were no warrant liabilities as of December 31, 2012 or 2011.

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

Stock-Based Compensation.    Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. For awards that have performance based vesting conditions the Company recognizes the expense over the estimated period that the awards are expected to be earned. The Company generally uses the Black-Scholes option-pricing model to calculate the grant date fair value of stock options. For options that only vest upon the achievement of market conditions, the Company values the options using a Monte Carlo model to calculate the grant date fair value of the stock options. The expense related to options that vest based on market conditions is not reversed should those options not ultimately vest. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.

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

PROCAPS had not obtained approval to sell GM-CT-01 in Columbia as required by the Agreement and, as they were in material breach of the Agreement, the Company terminated the Agreement, effective September 29, 2012. With no further obligations, the Company recognized the $200,000 payment as Other Income in the Statements of Operations during the year ended December 31, 2012.

Qualifying Therapeutic Discovery Project

In October 2010, the Company was notified that it was awarded $489,000 total in two federal grants under the Qualifying Therapeutic Discovery Project (“QTDP”) Program for its GM-CT-01 anti-cancer compound and for its GR/GM-Series of anti-fibrotic, cirrhosis compounds for work performed during 2010 and 2009. The Company recognized this grant in other income in the statement of operations for the year ended December 31, 2010. The Company received $255,000 of the grant in 2010 and the remaining $234,000 was received in 2011.

4.	Property and Equipment

Property and equipment consists of the following at December 31:

	2012	2011
	(in thousands)
Leasehold improvements	$2	$15
Computer and office equipment	13	199
Furniture and fixtures	59	107

Total	74	321
Less accumulated depreciation	(66)	(315)

Property and equipment—net	$8	$6

Depreciation expense for the years ended December 31, 2012 and 2011 was $3,000 and $6,000, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2012	2011
	(in thousands)
Legal and accounting fees	$109	$69
Accrued compensation	42	385
Severance agreement (Note 11)	1,000	1,000
Other	10	97

Total	$1,161	$1,551

6.	Stockholders’ Deficit

At December 31, 2012, the Company had 50,000,000 shares of common stock and 20,000,000 undesignated shares authorized. As of December 31, 2012, 5,000,000 shares have been designated for Series A 12% Convertible Preferred Stock, 900,000 shares have been designated for Series B-1 Convertible Preferred Stock, 2,100,000 shares have been designated for Series B-2 Convertible Preferred Stock, 1,000 shares have been designated for Series C Super Dividend Convertible Preferred Stock and 11,999,000 remain undesignated.

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

In 2002, the Company issued 18,334 warrants to the agents in connection with the 2001 offering. The warrants were exercisable immediately at an exercise price of $21.00 per share and have a 10 year life. The Company valued these warrants at $236,000 based on a deemed fair value of the Company’s common stock of $21.00 per share and recorded such value as interest expense in the statement of operations for the year ended December 31, 2002. These warrants expired unexercised in 2012.

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

August 2004 “PIPE” Transaction

On August 12, 2004, the Company closed a private offering, structured as a “PIPE” in which it sold to certain institutional investors 333,334 shares of common stock at $18.00 per share for proceeds of $5,515,000, net of cash issuance costs of $485,000. In connection with this offering the Company issued

333,334 warrants to the investors and 16,667 warrants to the placement agent with an exercise price of $4.20 per share. The exercise price of the warrants was subject to adjustment solely as a result of stock splits, recapitalizations and similar events. The investor warrants and placement agent warrants were valued at $4,786,000 and $239,000, respectively, and allocated to additional paid-in-capital. The Company used the Black-Scholes pricing model to value these warrants. The warrants were originally accounted for as freestanding derivative instruments. These warrants expired unexercised in 2009.

February 25, 2008 Offering

On February 25, 2008, the Company closed an offering in which it sold to investors (i) an aggregate of 1,250,000 shares of the Company’s common stock at $3.00 per share, (ii) warrants, which expire on August 25, 2013, to purchase an aggregate of 1,250,000 share of the Company’s common stock at an exercise price of $3.50 per share, and (iii) warrants, which expired on December 26, 2008, to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $3.78 per share. In addition, the Company issued to a placement agent warrants, which expire on August 25, 2013, to purchase 34,375 shares of the Company’s common stock at an exercise price of $4.20 per share. The warrants are exercisable beginning on August 25, 2008. The warrants provide for cashless exercise if at any time during the term of the warrants if there is no effective registration statement for the issuance or resale of the underlying warrant shares. The exercise price of each warrant is adjustable in the event of a stock split or stock combination, capital reorganization, merger or similar event.

The Company received proceeds of $3,381,000, net of cash transaction costs of $369,000. In addition the Company incurred $56,000 of costs for warrants issued to a placement agent. Proceeds of $1,044,000 were allocated to common stock and $2,281,000 were allocated to investor warrants using the Black-Scholes method with a fair market value of the Company’s common stock of $2.40 and the following assumptions as of February 25, 2008: for the 5 year warrants exercisable at $4.20 per share, a risk-free interest rate of 2.94% and volatility of 95% and for the 4 month warrants exercisable at $3.78 per share, a risk-free interest rate of 2.13% and volatility of 95%. The warrants were determined to have the characteristics of derivative liabilities and were originally accounted for as liabilities prior to the Company increasing the authorized number of shares. Changes in fair value were recognized as either a gain or loss in the consolidated statement of operations. In the second quarter of 2008 the warrants were reclassified to equity. Through May 21, 2008, these warrants were marked to market resulting in a reduction in warrant liabilities in the balance sheet and an offsetting credit to change in fair value of warrant liabilities in the statement of operations in the amount of $356,000. The remaining fair value of $2,160,000 was credited to additional paid-in capital in the balance sheet. On December 26, 2008 the 500,000 warrants exercisable at $3.78 expired unexercised. If the Company pays a stock dividend or makes a distribution or combines shares of its common stock, then the number of shares issuable upon exercise of this warrant shall be proportionately adjusted such that the aggregate exercise price of this warrant remains unchanged.

Cork Investments

On July 2, 2008, the Company issued 50,000 warrants to Cork Investments in exchange for $20,000. The warrants were exercisable for common stock at $6.00 per share for a period of three years and expired unexercised in 2011. The $20,000 was credited to additional paid in capital.

2012 Offering of Units

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

On March 28, 2012, the Company sold and issued 1,333,361 Units (2,666,722 shares of common stock and related $5.63 warrants to purchase 1,333,361 shares of common stock) for gross proceeds of $12.0 million (net cash proceeds of $10,403,000 after the underwriting discount and offering costs). The warrants were valued at $4,445,000 as of the issuance date of March 28, 2012, using the closing price of $4.20, a life of 5 years, a volatility of 119% and a risk free interest rate of 1.05%. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” the Company has determined that warrants issued in connection with this financing transaction were not derivative liabilities and therefore, were recorded as additional paid-in capital.

On March 28, 2012, in connection with this underwritten financing as per the underwriting agreement, the Company issued a total of 46,378 common stock purchase warrants to the underwriters. These warrants expire May 2, 2016, have an exercise price of $5.63 per share, and are exercisable beginning one year from March 22, 2012 (the date of the underwriting agreement). These warrants were valued at $143,000 as of the date of issuance (March 28, 2012), using the closing price of $4.20, life of 4.1 years, volatility of 117% and risk free interest rate of 0.78%. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company has determined that these warrants issued in connection with this financing transaction were not derivative liabilities and therefore, were recorded as additional paid-in capital.

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

The fair value of the warrants issued in connection with the Series B-1 was $1,296,000 at the date of issuance based on the following assumptions: an expected life of 5 years, volatility of 118%, risk free interest rate of 1.79% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-1 and the related warrants, resulting in $1,105,000 of the proceeds being allocated to additional paid-in capital. The Company analyzed the Series B-1, post-allocation of the gross proceeds, and determined that there was no beneficial conversion feature at the date of issuance. The issuance costs of the Series B-1 and the amounts allocated to warrants were recorded as a reduction to the carrying value of the Series B-1 when issued, and are accreted to the redemption value of the Series B-1 through the earliest redemption date. Due to the redemption feature, the Company has presented the Series B-1 outside of permanent equity, in the mezzanine of the consolidated balance sheet at December 31, 2012 and 2011.

The fair value of the warrants issued during the year ended December 31, 2010 in connection with the Series B-2 was $4,148,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 126% to 129%, risk free interest rates of 2.27% to 2.43% and zero dividends. The fair value of the warrants issued during the year ended December 31, 2009 in connection with the Series B-2 was $5,333,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 124% to 127%, risk free interest rates of 1.98% to 2.70% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-2 and the related warrants, resulting in $1,028,000 and $1,732,000 of the proceeds being allocated to additional paid-in capital for the years ended December 31, 2010 and 2009, respectively. The issuance costs of the Series B-2 and the amounts allocated to warrants were recorded as a reduction to the carrying value of the Series B-2 when issued, and are accreted to the redemption value of the Series B-2 through the earliest redemption dates. Due to the redemption feature, the Company has presented the Series B-2 outside of permanent equity, in the mezzanine of the consolidated balance sheet at December 31, 2012 and 2011.

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

In July 2011, 5 shares of Series C were converted into 8,334 shares of common stock and 5 Series C Post Conversion Dividend Rights (Dividend Rights) were issued. In January 2013, 5 shares of Series C were converted into 8,334 shares of common stock and 5 Dividend Rights were issued. Per the terms of the Series C, these Dividend Rights shall continue to participate in dividends, however the Floor shall not apply. At December 31, 2012, these Dividend Rights were determined to have a de minimis value, as the payment of a dividend is considered improbable at this time. The Company will continue to evaluate and assess the Series C Post Conversion Dividend Right for each reporting period.

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

Redemption.    Upon a sale of the Company, the Company shall redeem all of the then outstanding shares of Series C and Series C Preferred Stock Post Conversion Rights within thirty (30) days after the transaction constituting the sale of the Company is closed and such closing is fully funded. The price to redeem a share of Series C and each redeemed Series C Preferred Stock Post Conversion Redemption Right shall be equal to (i) (A) the applicable return on investment (“ROI”) percentage, multiplied by (B) $10,000, minus (ii) the cumulative dividends received through the redemption date. The redemption price shall be payable at the Company’s option either in cash or in shares of common stock valued at the higher of (i) $3.00 per share or (ii) the average market price for the ten consecutive trading days ending immediately prior to the date of redemption. The ROI Percentage shall mean the percentage that applies as of the redemption date, as follows:

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

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2012 and 2011. At December 31, 2012, the Series C redemption value was $5,204,000 and the Series C Post Conversion Dividend Right redemption value was $123,000. At March 29, 2013, the Series C redemption value was $5,151,000 and the Series C Post Conversion Dividend Right redemption value was $241,000.

Voting Rights.    The Series C shares have no voting rights.

7.	Warrants and Warrant Liabilities

Warrants

Warrant activity is summarized as follows:

Outstanding at December 31, 2010	8,585,872
Issued	—
Cancelled	(141,084)
Exercised	(1,771,383)

Outstanding at December 31, 2011	6,673,405

Issued	1,379,739
Cancelled	(616,726)
Exercised	(12,177)

Outstanding at December 31, 2012	7,424,241

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2012.

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
February 25, 2008 Common Stock Transaction
$0.70 Investor Warrants	710,834	$4.20	August 25, 2008	August 25, 2013
February 12, 2009 Series B-1 Transaction
$0.50 Investor Warrants—Class A-2	300,000	$3.00	February 12, 2009	February 12, 2014
$0.50 Investor Warrants—Class B	1,200,000	$3.00	February 12, 2009	February 12, 2014
May 13, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	150,000	$3.00	May 13, 2009	May 13, 2014
$0.50 Investor Warrants—Class B	600,000	$3.00	May 13, 2009	May 13, 2014
June 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	83,333	$3.00	June 30, 2009	June 30, 2014
$0.50 Investor Warrants—Class B	333,333	$3.00	June 30, 2009	June 30, 2014
April 15, 2009 Consultant Warrants	33,333	$3.00	April 15, 2009	April 15, 2013
May 1, 2009 Consultant Warrants	74,000	$3.00	May 1, 2009	May 1, 2014
June 30, 2009 Consultant Warrants	40,000	$3.00	June 30, 2009	June 30, 2014
July 26, 2009 Consultant Warrants	16,667	$3.00	July 26, 2009	July 26, 2014
August 12, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	50,000	$3.00	August 12, 2009	August 12, 2014
$0.50 Investor Warrants—Class B	200,000	$3.00	August 12, 2009	August 12, 2014
September 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	54,166	$3.00	September 30, 2009	September 30, 2014
$0.50 Investor Warrants—Class B	216,666	$3.00	September 30, 2009	September 30, 2014
November 4, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	51,666	$3.00	November 4, 2009	November 4, 2014
$0.50 Investor Warrants—Class B	206,666	$3.00	November 4, 2009	November 4, 2014
December 8, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	54,167	$3.00	December 8, 2009	December 8, 2014
$0.50 Investor Warrants—Class B	216,667	$3.00	December 8, 2009	December 8, 2014
January 29, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	54,167	$3.00	January 29, 2010	January 29, 2015
$0.50 Investor Warrants—Class B	216,667	$3.00	January 29, 2010	January 29, 2015
March 8, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	55,834	$3.00	March 8, 2010	March 8, 2015
$0.50 Investor Warrants—Class B	223,334	$3.00	March 8, 2010	March 8, 2015
April 30, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	51,667	$3.00	April 30, 2010	April 30, 2015
$0.50 Investor Warrants—Class B	206,667	$3.00	April 30, 2010	April 30, 2015
May 10, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	95,000	$3.00	May 10, 2010	May 10, 2015
$0.50 Investor Warrants—Class B	380,000	$3.00	May 10, 2010	May 10, 2015
May 25, 2010 Consultant Warrants	28,334	$4.50	May 25, 2010	May 25, 2014
May 25, 2010 Consultant Warrants	7,500	$15.00	May 25, 2010	May 25, 2014
June 15, 2010 Consultant Warrants	100,000	$4.26	June 15, 2010	June 15, 2015
December 9, 2010 Consultant Warrants	33,334	$3.90	December 9, 2010	December 9, 2015
December 30, 2010 Placement Agent Warrants	500	$7.20	December 30, 2010	December 30, 2015
March 28, 2012 Offering Warrants	1,333,361	$5.63	March 28, 2012	March 28, 2017
2012 Offering Placement Agent Warrants	46,378	$5.63	March 28, 2012	May 2, 2016

Total outstanding warrants	7,424,241

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

In April 2009, the Company entered into agreements with consultants that provided for the grant of warrants for the purchase of 55,000 shares of common stock at an exercise price of $3.00 per share. Of the 55,000 warrants, 13,334 vested immediately and 41,666 will vest upon the achievement of certain milestones. The initial 13,334 warrants were valued at $32,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 134%, risk free interest rate of 1.76% and zero dividends and the expense recognized upon issuance. During the year ended December 31, 2010, 8,334 warrants vested (valued at $16,000 on the vesting date using the following assumptions: expected life of 3.06 years, volatility of 140%, risk free interest rates of 1.69% and zero dividends). In 2010, when it appeared probable that the remaining 33,332 warrants would vest, the Company valued the warrants at $124,000 as of December 31, 2010 using the following assumptions: expected life of 2.29 years, volatility of 141%, risk free interest rates of 0.61% and zero dividends. The Company valued the warrants at $104,000 as of December 31, 2011 using the following assumptions: expected life of 1.29 years, volatility of 70%, risk free interest rates of 0.12% and zero dividends. The Company recognized expense related to the 33,332 warrants of $111,000 for the year ended December 31, 2010 and a reversal of expense of $13,000 for the year ended December 31, 2011. During the year ended December 31, 2012, these warrants were no longer expected to vest and the Company recognized a reversal of previously recognized expense related to these warrants of $100,000 for the year ended December 31, 2012.

In May 2009, the Company entered into agreements with consultants that provided for the grant of warrants to purchase 95,834 shares of common stock at an exercise price of $3.00 per share of which 74,000 vested and 21,834 were forfeited. The warrants were valued at $232,000 on issuance based on the following assumptions: an expected life of 5 years, volatility of 124%, risk free interest rate of 2.16% and zero dividends. The Company recognized expense related to these warrants of $53,000 during the year ended December 31, 2010. As of December 31, 2010, 74,000 of these warrants were vested and 21,834 shares were forfeited.

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

During the year ended December 31, 2011, the Company recognized a loss of $524,000 in its consolidated statements of operations related to the change in fair value of warrant liabilities.

8.	Stock-Based Compensation

Summary of Stock-Based Compensation Plans

At December 31, 2012, the Company had three stock-based compensation plans where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs (the “Incentive Plans”) as follows:

2001 Stock Incentive Plan.    In October 2001, the Company’s Board of Directors adopted the Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the “Incentive Plan”), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has 833,334 shares of common stock for issuance upon exercise of grants made under the Incentive Plan. Options granted under the Incentive Plan vest either immediately or over a period of up to three years, and expire 3 years to 10 years from the grant date. At December 31, 2012, 291,992 shares were available for future grant under the Incentive Plan.

2003 Non-Employee Director Stock Option Plan.    In 2003, the stockholders approved the Pro-Pharmaceuticals, Inc. 2003 Non-Employee Director Stock Option Plan (the “Director Plan”), which permits awards of stock options to non-employee directors. The stockholders reserved 166,667 shares of common stock for issuance upon exercise of grants made under the Director Plan. At December 31, 2012, 146,557 shares were available for future grant under the Director Plan.

2009 Incentive Compensation Plan.    In February 2009, the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”) which provides for the issuance of up to 3,333,334 shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2012, 979,259 shares were available for future grant under the 2009 Plan.

In addition, the Company has awarded 1,477,379 non-plan stock option grants to employees and non-employees. These non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plans. At December 31, 2012, 1,440,045 non-plan grants were outstanding.

Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock and common stock warrants:

	Year Ended December 31,
	2012	2011
Research and development	$922	$1,558
General and administrative	1,870	1,687

Total stock-based compensation expense	$2,792	$3,245

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2012	2011	Cumulative Period from Inception (July 10, 2000) to December 31, 2012
Risk-free interest rate	0.90%	1.90%	1.84%
Expected life of the options	5.81 years	5.13 years	5.19 years
Expected volatility of the underlying stock	116%	131%	119%
Expected dividend rate	0%	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 10 years, with 5 years representing the estimated life of options granted to employees. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. At December 31, 2012, the Company does not anticipate any option awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.

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

The following table summarizes the stock option activity in the stock based compensation plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2010	1,965,748	$6.42
Granted	1,676,712	7.02
Forfeited/Cancelled	(334,543)	8.93
Exercised	(216,443)	1.21

Outstanding, December 31, 2011	3,091,474	$6.83
Granted	800,000	2.13
Forfeited/Cancelled	(299,683)	8.93
Exercised	(51,830)	2.31

Outstanding, December 31, 2012	3,539,961	$5.66	6.79	$279

Exercisable, December 31, 2012	2,067,910	$5.96	5.41	$268

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2012, based on the closing price of the Company’s common stock of $2.05 on that date.

The weighted-average grant-date fair values of options granted during 2012 and 2011 were $1.77 and $6.07, respectively. As of December 31, 2012 and December 31, 2011, there were unvested options to purchase 1,472,051 and 1,317,480 shares of common stock, respectively. Total expected unrecognized compensation cost related to such unvested options is $5,628,000 at December 31, 2012, which is expected to be recognized over a weighted-average period of 3.7 years.

During the years ended December 31 2012 and 2011, 51,830 and 216,400, respectively, shares were issued upon the exercise of options valued at $96,000 and $253,000, respectively. During the years ended December 31, 2012 and 2011, the Company received $0 and $234,000, respectively, for the exercise of stock options. During 2012 and 2011, 90,253 and 83,334 options were exercised cashlessly resulting in the issuance of 51,830 and 64,273 shares, respectively. The intrinsic value of options exercised during the years ended December 31, 2012 and 2011 and from the period from inception to December 31, 2012 was $162,000, $1,174,000 and $1,724,000, respectively.

During the years ended December 31, 2012 and 2011, 595,420 and 380,391 options vested, respectively. The total fair value of options vested during the years ended December 31, 2012, 2011 and the cumulative period from inception to December 31, 2012 was $2,447,000, $2,153,000 and $13,056,000, respectively.

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

In March 2006 the Company issued 2,500 options to a consultant for consulting services, of which 834 of the options were exercisable immediately, 833 options vested in March 2008 and 833 options vested in March 2009. The options are exercisable at $22.50 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock of $13.20 per share which was the fair market value at the date of the grant. The Company recorded a $33,000 charge to stock compensation expense over the vesting period of the options.

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

In April 2008, the Company issued 8,000 options to a consultant for consulting services. The options were exercisable immediately at $2.64 per share. These options were valued using the Black-Scholes option-

pricing model based on a grant date fair value of the Company’s common stock of $2.34 per share which was the fair market value at the date of the grant. The Company recorded a $15,000 charge to stock compensation expense in 2008 related to this award.

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

During the year ended December 31, 2012, the Company modified the terms of certain option grants for four employees to extend the exercisable period from ninety days post-employment to the remaining legal life of the option grant. During the year ended December 31, 2012, the Company modified certain cashless exercise terms for one employee. The modification of these option terms resulted in additional stock-based compensation expense of $271,000 during the year ended December 31, 2012. During the year ended December 31, 2011, the Company modified the options of one employee to extend the exercisable period post-employment from ninety days to the remaining legal life of the option, resulting in additional stock-based compensation expense of $63,000.

In May 2012, the Company granted 7,000 shares of common stock to a consultant for payment of past services. These shares of common stock were valued at $16,000, based on the market value of the shares at the date of grant and are included in stock based compensation expense for the year ended December 31, 2012.

In August 2012, the Company granted 4,348 shares of common stock to a consultant for payment of services. These shares of common stock were valued at $10,000, based on the market value of the shares at the date of grant and are included in stock based compensation expense for the year ended December 31, 2012.

Restricted Stock

During the year ended December 31, 2009, the Company granted 416,670 shares of restricted common stock to members of its Board of Directors. These shares were restricted and any unvested shares were subject to forfeiture upon termination and would revert back to the Company. Of the 416,670 shares, 390,628 were vested as of December 31, 2010, and the final 26,042 vested in 2011. The restricted shares were valued at $450,000 ($1.08 per share) at the date of grant and were recognized over the vesting period. During 2011, the Company recognized stock-based compensation of $18,000 related to these restricted stock grants.

In 2011, the Company issued 20,834 shares of restricted common stock to a consultant. These shares were restricted until November 15, 2011 and any unvested shares were subject to forfeiture upon termination and would revert back to the Company. At December 31, 2011 there no restricted shares remaining. The restricted shares were valued at $113,000 ($5.40 per share) at November 15, 2011, and the Company recognized expense of $110,000 during 2011 related to these shares.

	Number of Shares	Weighted Average Price on Grant
Unvested restricted shares outstanding, December 31, 2010	26,042	$1.08
Restricted shares issued	20,834	8.04
Restricted shares vested	(46,876)	4.17

Unvested restricted shares outstanding, December 31, 2011	—	$—

9.	Fair Value of Financial Instruments

A summary of changes in the Warrant Liabilities is as follows:

Fair Value of Warrant Liabilities
(in thousands)
Balance December 31, 2010	$861
Change in fair value of warrant liabilities	524
Intrinsic value of liability warrants exercised	(1,385)

Balance December 31, 2011	$—

The warrant liabilities in the table above were classified as a Level 2 liability and were valued using the Black-Scholes pricing model.

10.	Loss Per Share

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

	Year Ended December 31,
	(in thousands, except share and per share amounts)
	2012	2011
Basic and diluted net loss per common share:
Net loss	$(9,675)	$(10,915)
Preferred stock dividends	(976)	(1,568)
Preferred stock accretion	(230)	(230)

Net loss applicable to common stockholders	$(10,881)	$(12,713)

Weighted average common shares outstanding—basic and diluted	15,131	11,986
Net loss per common share—basic and diluted	$(0.72)	$(1.06)

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive during are as follows:

	December 31,
	2012	2011
	(Shares)	(Shares)
Warrants to purchase shares of common stock	7,424,241	6,673,405
Options to purchase shares of common stock	3,539,961	3,091,474
Shares of common stock issuable upon conversion preferred stock	2,627,110	2,627,110

	13,591,312	12,391,989

11.	Commitments and Contingencies

Lease Commitments

In September 2012, the Company entered into an operating lease for office space in Norcross, GA for a term of twenty-six months, beginning on October 1, 2012 and ending November 30, 2014 at a rate of $3,000 per month. The lease provides for free rent for the first two months of the lease and required a security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, we are responsible for our pro-rata share of the operating expenses for the building.

In October 2012, the Company entered into an operating lease for office space collocated with lab space for research and development activities. The lease is for a period of one year, beginning on October 1, 2012, for a rate of $15,000 for the term, payable in equal monthly increments.

In July 2011, the Company entered into an agreement to amend its lease for offices in Newton, MA to extend the term for a period of one year, which expired on September 30, 2012, at a base rent of $235,000 for the period. In addition to base rental payments, the Company was responsible for its pro-rata share of increases in the operating expenses for the building. In connection with this lease, a commercial bank issued a letter of credit collateralized by cash, which the Company had on deposit with the bank of $59,000 at December 31, 2011 and which was released during 2012 after the lease term ended. In July 2011, the Company entered into an operating lease for an apartment for Company executive use for a one-year term, which ended in August 2012, at a rate of $44,000 for the term.

Rent expense under the above operating leases was $216,000 and $293,000 for the years ended December 31, 2012 and 2011, respectively.

Future minimum payments under this lease as of December 31, 2012 are as follows (in thousands):

Year ended December 31,
2013	$49
2014	36

Total lease payments	$85

Separation Agreement—Former Chief Executive Officer and Chairman of the Board of Directors

In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides for the deferral of a $1.0 million separation payment due to Dr. Platt upon the earlier occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the Company’s GM-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 83,334 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 50,000 shares of common stock; or (iii) the renewed listing of the Company’s securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger the obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that the Company could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, the Company recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at December 31, 2012 and December 31, 2011.

On May 2, 2012, Dr. Platt instituted arbitration before the American Arbitration Association, seeking a $1.0 million separation payment based on a claim that a milestone event in the Separation Agreement has occurred (see clause (iii) above). On March 22, 2012, the Company’s common stock was listed on the NASDAQ Capital Markets, but since that date, the stock has not achieved the required market capitalization. Therefore, it is the Company’s position that a milestone event has not yet occurred. The arbitration hearing was held on October 16 - 17, 2012 and on November 1, 2012, the arbitrator denied Dr. Platt’s demand in all respects. Insofar as the Company does not dispute its obligations under the Separation Agreement to pay Dr. Platt upon the occurrence of a milestone event, it has recorded the payment as an accrued expense payable if and when the milestone event occurs.

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

On March 29, 2013, the Company instituted arbitration before the American Arbitration Association, seeking to rescind or reform the Separation Agreement discussed above. The Company claims that Dr. Platt fraudulently induced the Company to enter into the Separation Agreement, breached his fiduciary duty to the Company, and was unduly enriched from his conduct. Along with removal of the $1.0 million milestone payment provided for under the Separation Agreement, the Company is seeking repayment of all separation benefits paid to Dr. Platt to date. Depending on the outcome of the arbitration, the previously accrued $1.0 million could be reversed. The timing and ultimate outcome of this arbitration, though, is uncertain and there is no guarantee that the Company will be successful in this demand.

Series C Post Conversion Dividend Rights

In July 2011, 5 shares of the Company’s Series C Super Dividend Convertible Preferred Stock (“Series C”) were converted into 8,334 shares of common stock which also resulted in the issuance of 5 Series C post-conversion dividend rights (“Dividend Rights”). Under the terms of the Series C, the Dividend Rights entitle the holder only to dividend payments based on a percentage of actual sales of GM-CT-01 but not, following a conversion to common stock, the 6% dividend payable on outstanding shares of Series C. At December 31, 2012, the outstanding Dividend Rights were determined to have a de minimis value, because payment of a dividend for the Dividend Rights is considered improbable at this time and the Company has not recorded a liability related to the Dividend Rights. The Company will continue to evaluate and assess the Dividend Rights for each reporting period.

Other Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. There are no other pending legal proceedings except as noted above.

12.	Income Taxes

The components of the net deferred tax assets are as follows at December 31:

	2012	2011
	(in thousands)
Operating loss carryforwards	$21,753	$19,119
Tax credit carryforwards	317	330
Other temporary differences	2,921	2,070

	24,991	21,519
Less valuation allowance	(24,991)	(21,519)

Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2012	2011
Tax benefit at U.S. statutory rates	(34%)	(34%)
State tax benefit	(5.3%)	(5.3%)
Credit	(0.2%)	(1.0%)
Permanent differences	1.4%	3.5%
Expiring state NOL’s	3.3%	3.4%
Changes in valuation allowance	34.8%	33.4%

	0%	0%

As of December 31, 2012, the Company has federal and state net operating loss carryforwards totaling $60,886,000 and $25,160,000 respectively, which expire through 2032. The net operating losses include Federal and State excess benefits related to stock options of $707,000 that will be charged to additional paid-in capital when utilized. In addition, the Company has federal and state research and development credits of $223,000 and $143,000, respectively, which expire through 2032. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.

On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Under ASC 740-10-25 the effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements for the interim or annual period that includes the enactment date. The benefit related to the 2012 federal research and development credit $61,000 will be recorded during 2013.

At December 31, 2012 the Company has $1,082,000 of unrecognized tax benefits, $923,000 of which would affect the effective tax rate. The Company has not recognized an adjustment to the deficit accumulated during the development stage for unrecognized tax benefits because a full valuation allowance has been recorded against net operating loss carry forwards. Since the Company’s net deferred tax assets and the unrecognized tax benefits would not result in a cash payment, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits. Should the Company incur interest and penalties related to income taxes, those amounts would be included in income tax expense. Total amounts of unrecognized tax benefits are not expected to significantly increase or decrease within 12 months of the reporting date.

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

The Company has evaluated all events or transactions that occurred through the date on which the financial statements were issued, noting the following:

Agreement with CTI for Phase I Clinical Trial

On February 1, 2013, the Company entered into an Amended and Restated Master Services Agreement (the “Agreement”) with CTI Clinical Trial Services, Inc. and CTI Clinical Consulting Services, Inc. (individually and collectively, “CTI”), whereby CTI will assist the Company in the design, development and conduct of one or more clinical research studies from time to time. All work performed by CTI for the Company will be conducted pursuant to the terms of work orders that describe the specific obligations undertaken by CTI with respect to any particular clinical research study sponsored or conducted by the Company. Unless otherwise terminated sooner in accordance with the terms of the Agreement, the Agreement will be effective until January 31, 2018.

On February 1, 2013, the Company entered into a work order (the “Work Order”) with CTI in accordance with the terms of the Agreement. The Work Order provides that CTI will provide services with respect to the Company’s Phase I Clinical Trial to evaluate the safety of the Company’s drug GR-MD-02 in subjects with Non-Alcoholic Steatohepatitis (“NASH”) with advanced hepatic fibrosis. CTI will provide the following services, amongst others, with respect to the Work Order: reviewing and providing notices regarding IND safety reports, selecting investigators and monitors for the study, informing investigators of new observations, monitoring the progress of the study and reviewing ongoing investigations, keeping certain records, inspecting the Company’s records and reports, and disposing of any unused supply of the investigational drug.

The Work Order provides for CTI’s anticipated involvement in the study from February 1, 2013 until March 31, 2014. The estimated budget for the Work Order is $2,155,000, which is subject to change as necessary, with payments made throughout the term of the project as the work is performed.

The Agreement or any work order may be terminated for any reason by any party upon ninety (90) days prior written notice to the other party. In addition, the Agreement may be terminated by either party immediately if the other party becomes insolvent, is dissolved or liquidated, makes a general assignment for the benefit of its creditors, files or has filed against it (and does not obtain a dismissal within ninety (90) days) a petition of bankruptcy, or has a receiver appointed for it or a substantial part of its assets, among other reasons. Further, the Agreement or any relevant work order may be terminated immediately by written notice from the Company, in the following circumstances: (1) the FDA withdraws authorization and approval to conduct a study; or (2) the Company reasonably determines that for medical, clinical or patient safety reasons, a study should terminate immediately. In addition, either party may terminate the Agreement or any work order for material breach upon thirty (30) days’ written notice specifying the nature of the breach, if such breach has not been substantially cured within the thirty (30) day period.

Drug Discovery Program with the University of Georgia

In February 2013, the Company established a collaborative drug discovery program at the Complex Carbohydrate Research Center at the University of Georgia. This program is focused on the discovery of new carbohydrate molecules that can be used in the therapy of diseases where galectin proteins play a major role, including cancer and inflammatory and fibrotic disorders. The term of the agreement is effective through December 31, 2013, for which the Company will provide funding of $154,000.