Form 10-Q
period 2013-03-31
GALECTIN THERAPEUTICS INC
filed 2013-05-10
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of May 9, 2013 was 16,251,469.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, and for the Cumulative Period From Inception (July 10, 2000) to March 31, 2013 (unaudited)	4
	Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2013 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and for the Cumulative Period From Inception (July 10, 2000) to March 31, 2013 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18

ITEM 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Mine Safety Disclosures	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits	20

SIGNATURES		20

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2013	December 31, 2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,018	$9,364
Prepaid expenses and other current assets	137	153

Total current assets	7,155	9,517

Property and equipment, net	7	8
Other long term assets	6	6
Intangible assets, net	28	30

Total assets	$7,196	$9,561

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$316	$397
Accrued expenses	1,152	1,161
Accrued dividends payable	-	80

Total current liabilities	1,468	1,638

Other long-term liabilities	5	6
Total liabilities	1,473	1,644

Commitments and contingencies (Note 8)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012, redemption value: $1,800,000, liquidation value: $1,800,000 at March 31, 2013	1,702	1,698
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012, redemption value: $4,200,000, liquidation value: $4,200,000 at March 31, 2013	2,952	2,900
Series C super dividend convertible preferred stock; 1,000 shares authorized, 215 and 220 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively, redemption value: $5,078,000, liquidation value: $2,150,000 at March 31, 2013	2,105	2,154

Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 8,001,000 designated at March 31, 2013 and December 31, 2012
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,562,500 issued and outstanding at March 31, 2013 and December 31, 2012	632	632
Common stock, $0.001 par value; 50,000,000 shares authorized at March 31, 2013 and December 31, 2012, 16,190,429 and 16,060,853 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	16	16
Additional paid-in capital	81,806	80,535
Deficit accumulated during the development stage	(83,490)	(80,018)

Total stockholders’ (deficit) equity	(1,036)	1,165

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$7,196	$9,561

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31,
	2013	2012	2013
	(in thousands except per share data)
Operating expenses:
Research and development	$1,752	$901	$29,362
General and administrative	1,456	1,052	48,492

Total operating expenses	3,208	1,953	77,854

Total operating loss	(3,208)	(1,953)	(77,854)

Other income (expense):
Interest income	5	3	823
Interest expense	-	-	(4,451)
Change in fair value of convertible debt instrument	-	-	(3,426)
Change in fair value of warrant liabilities	-	-	9,022
Other income	-	-	691

Total other income (expense)	5	3	2,659

Net loss	$(3,203)	$(1,950)	$(75,195)

Preferred stock dividends	(213)	(197)	(4,448)
Preferred stock accretion	(56)	(57)	(4,101)

Net loss applicable to common stockholders	$(3,472)	$(2,204)	$(83,744)

Net loss per common share – basic and diluted	$(0.22)	$(0.17)
Weighted average common shares outstanding – basic and diluted	16,079	13,010

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

(in thousands except share data)

							Stockholders’ Equity (Deficit)
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2012	900,000	$1,698	2,100,000	$2,900	220	$2,154	1,562,500	$632	16,060,853	$16	$80,535	$(80,018)	$1,165
Accretion of Series B redeemable convertible preferred stock		4		39								(43)	(43)
Accretion of beneficial conversion feature for Series B-2				13								(13)	(13)
Series A 12% convertible preferred stock dividend									15,625		57	(10)	47
Series B-1 redeemable convertible preferred stock dividend									14,580		52	(52)	-
Series B-2 redeemable convertible preferred stock dividend									34,020		122	(122)	-
Series C super dividend convertible preferred stock dividend									17,114		62	(29)	33
Conversion of Series C to common stock					(5)	(49)			8,475		49		49
Issuance of common stock upon exercise of options									39,762		77		77
Stock-based compensation expense											852		852
Net loss												(3,203)	(3,203)

Balance at March 31, 2013	900,000	$1,702	2,100,000	$2,952	215	$2,105	1,562,500	$632	16,190,429	$16	$81,806	$(83,490)	$(1,036)

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31,
	2013	2012	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,203)	$(1,950)	$(75,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	2	558
Stock-based compensation expense	852	473	13,226
Non-cash interest expense	-	-	4,279
Change in fair value of convertible debt instrument	-	-	3,426
Change in fair value of warrant liabilities	-	-	(9,022)
Write off of intangible assets	-	-	351
Changes in operating assets and liabilities:
Prepaid expenses and other assets	16	(11)	(140)
Accounts payable and accrued expenses	(90)	-	1,536
Other long-term liabilities	(1)	-	5

Net cash used in operating activities	(2,423)	(1,486)	(60,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	(431)
Increase in patents costs and other assets	-	-	(404)

Net cash provided by (used in) investing activities	-	-	(835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	-	10,403	39,093
Net proceeds from issuance of Series A preferred stock and related warrants	-	-	1,691
Net proceeds from issuance of Series B-1 preferred stock and related warrants	-	-	1,548
Net proceeds from issuance of Series B-2 preferred stock and related warrants	-	-	3,935
Net proceeds from issuance of Series C preferred stock	-	-	2,203
Net proceeds from issuance of convertible debt instruments	-	-	10,621
Repayment of convertible debt instruments	-	-	(1,641)
Proceeds from exercise of common stock warrants and options	77	-	11,370
Proceeds from shareholder advances	-	-	9

Net cash provided by financing activities	77	10,403	68,829

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,346)	8,917	7,018
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,364	6,397	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,018	$15,314	$7,018

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$-	$-	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$-	$4,445	$9,482
Conversion of accrued expenses into common stock	-	-	329
Cashless exercise of common stock options and warrants	38	8	712
Conversion and redemption of convertible notes and accrued interest into common stock	-	-	12,243
Conversion of extension costs related to convertible notes into common stock	-	-	171
Payment of preferred stock dividends in common stock	293	277	4,448
Issuance of warrants to induce conversion of notes payable	-	-	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	-	-	107

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2013 and the results of its operations for the three months ended March 31, 2013 and 2012 and the cumulative period from inception (July 10, 2000) through March 31, 2013 and its cash flows for the three months ended March 31, 2013 and 2012, and for the cumulative period from inception (July 10, 2000) to March 31, 2013. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2013, the Company had $7,018,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes that with the cash on hand at March 31, 2013, there is sufficient cash to fund operations through the first quarter of 2014. The Company’s ability to fund operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. The Company has developed several plans, including cost containment efforts and potential strategic alternatives in the event that such financing cannot be realized by the Company. Accordingly, based on the forecasts and estimates underlying the Company’s current operating plan, the financial statements do not currently include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As shown in the condensed consolidated financial statements, the Company incurred cumulative net losses applicable to common stockholders of $83.7 million for the cumulative period from inception (July 10, 2000) through March 31, 2013. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest, dividend payments, and the costs related to fair value accounting for the Company’s convertible debt instruments. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. Through March 31, 2013, the Company had raised a net total of $68.8 million in capital through sale and issuance of common stock, common stock purchase warrants, convertible preferred stock and debt securities in public and private offerings. From inception (July 10, 2000) through March 31, 2013, the Company used cash of $61.0 million in its operations.

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

2.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Legal and accounting fees	$80	$109
Accrued compensation	61	42
Severance agreement (Note 8)	1,000	1,000
Other	11	10

Total	$1,152	$1,161

3.	Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended March 31,
	2013	2012
Research and development	$319	$149
General and administrative	533	324

Total stock-based compensation expense	$852	$473

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2012 through March 31, 2013:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	3,539,961	$5.66
Granted	200,426	3.36
Exercised	(39,762)	2.77
Options forfeited/cancelled	(44,408)	9.50

Outstanding, March 31, 2013	3,656,217	$5.52

As of March 31, 2013, there was $5,427,000 of unrecognized compensation related to 1,466,586 unvested options, which is expected to be recognized over a weighted–average period of approximately 3.9 years. The weighted-average grant date fair value for options granted during the three months ended March 31, 2013 was $2.73. There were no grants during the three months ended March 31, 2012.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used (there were no option grants to employees or consultants during the three months ended March 31, 2013):

	Three Months Ended March 31,	Cumulative Period from Inception (July 10, 2000) to March 31,
	2013	2013
Risk-free interest rate	0.80%	1.76%
Expected life of the options	5.0 years	5.2 years
Expected volatility of the underlying stock	117%	119%
Expected dividend rate	0%	0%

4.	Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2012 through March 31, 2013:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	7,424,241	$3.71
Granted	5,000	2.65
Exercised	-	-
Forfeited/cancelled	-	-

Outstanding, March 31, 2013	7,429,241	$3.71

Consultant Warrants

In January 2013, the Company entered into an agreement with a consultant that provided for the grant of warrants for the purchase of 5,000 shares of common stock at an exercise price of $2.65 per share. The following assumptions were used to value the warrants: an expected life of 3 years, volatility of 87%, risk free interest rate of 0.42% and zero dividends. The Company recognized an expense of $7,000 related to these warrants during the three months ended March 31, 2013.

5.	Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximates their carrying value due to their short-term nature. Included in cash and cash equivalents, as of March 31, 2013 and December 31, 2012, the Company had $192,000 and $583,000, respectively invested in money market funds which had calculated net asset values and were therefore classified as Level 2. There were no level 3 assets held at fair value at March 31, 2013 or December 31, 2012.

6.	Loss Per Share

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

	Three Months Ended March 31,
	2013	2012
	(in thousands, except share and per share amounts)
Basic and diluted net loss per common share:
Net loss applicable to common stockholders	$(3,472)	$(2,204)
Weighted average common shares outstanding – basic and diluted	16,079	13,010
Net loss per common share – basic and diluted	$ (0.22)	$ (0.17)

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	March 31, 2013 (shares)	March 31, 2012 (shares)
Warrants to purchase shares of common stock	7,429,241	7,424,241
Options to purchase shares of common stock	3,656,217	2,997,468
Shares of common stock issuable upon conversion of preferred stock	2,618,772	2,627,110

	13,704,230	13,048,819

7.	Common Stock and Warrant Offering and Reverse Split

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

On March 28, 2012, in connection with this underwritten financing as per the underwriting agreement, the Company issued a total of 46,378 common stock purchase warrants to the underwriters. These warrants expire May 2, 2016, have an exercise price of $5.63 per share, and are exercisable beginning 1 year from March 22, 2012 (the date of the underwriting agreement). These warrants were valued at $143,000 as of the date of issuance (March 28, 2012), using the closing price of $4.20, life of 4.1 years, volatility of 117% and risk free interest rate of 0.78. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity”, the Company has determined that these warrants issued in connection with this financing transaction were not derivative liabilities and therefore, were recorded as additional paid-in capital.

Effective as of March 23, 2012, and in connection with the pricing of the offering of Units, the Company effected a one-for-six reverse split of its Common Stock. Per the terms of the reverse split, all fractional shares were rounded up.

8.	Commitments, Contingencies and Legal Proceedings

Agreement with CTI for Phase I Clinical Trial

On February 1, 2013, the Company entered into an Amended and Restated Master Services Agreement (the “Agreement”) with CTI Clinical Trial Services, Inc. and CTI Clinical Consulting Services, Inc. (individually and collectively, “CTI”), whereby CTI is assisting the Company in the design, development and conduct of one or more clinical research studies from time to time. All work performed by CTI for the Company is being conducted pursuant to the terms of work orders that describe the specific obligations undertaken by CTI with respect to any particular clinical research study sponsored or conducted by the Company. Unless otherwise terminated sooner in accordance with the terms of the Agreement, the Agreement will be effective until January 31, 2018.

On February 1, 2013, the Company entered into a work order (the “Work Order”) with CTI in accordance with the terms of the Agreement. The Work Order provides that CTI will provide services with respect to the Company’s Phase I Clinical Trial to evaluate the safety of the Company’s drug GR-MD-02 in subjects with Non-Alcoholic Steatohepatitis (“NASH”) with advanced hepatic fibrosis. CTI is providing the following services, amongst others, with respect to the Work Order: reviewing and providing notices regarding IND safety reports, selecting investigators and monitors for the study, informing investigators of new observations, monitoring the progress of the study and reviewing ongoing investigations, keeping certain records, inspecting the Company’s records and reports, and disposing of any unused supply of the investigational drug.

The Work Order provides for CTI’s anticipated involvement in the study from February 1, 2013 until March 31, 2014. The estimated budget for the Work Order is $2,155,000, which is subject to change as necessary, with payments made throughout the term of the project as the work is performed. During the three months ended March 31, 2013, the Company recognized $728,000 of expenses related to this agreement for services performed during the period.

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

Drug Discovery Program with the University of Georgia

In February 2013, the Company established a collaborative drug discovery program at the Complex Carbohydrate Research Center at the University of Georgia. This program is focused on the discovery of new carbohydrate molecules that can be used in the therapy of diseases where galectin proteins play a major role, including cancer and inflammatory and fibrotic disorders. The term of the agreement is effective through December 31, 2013, for which the Company will provide funding of $154,000 during the period as work is performed. This agreement may be terminated by either party upon 90 days notice.

Separation Agreement

In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides for the deferral of a $1.0 million separation payment due to Dr. Platt upon the earlier occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the Company’s GM-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 83,334 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 50,000 shares of common stock; or (iii) the renewed listing of the Company’s securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger the obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that the Company could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, the Company recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at March 31, 2013 and December 31, 2012.

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

On October 12, 2012, Dr. Platt commenced a lawsuit under the Massachusetts Wage Act against Dr. Traber and Mr. McGauley who in their capacities as the Company’s Chief Executive Officer and Chief Financial Officer respectively can be held individually liable under the Wage Act for non-payment of wages. The lawsuit is based on the facts and issues raised in the arbitration regarding the payment of the $1.0 million separation payment under the Separation Agreement, and other unspecified “wages”. The statute provides that a successful claimant may be entitled to multiple damages, interest and attorneys fees. Although the Company is not a party to the lawsuit, it plans to indemnify Dr. Traber and Mr. McGauley consistent with its obligations under the by-laws and applicable law, believes the lawsuit is without merit, and intends a vigorous defense on their behalf. On April 29, 2013, the Court allowed Dr. Traber’s and Mr. McGauley’s motion to dismiss.

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

Series C Post Conversion Dividend Rights

In January 2013, 5 shares of the Company’s Series C Super Dividend Convertible Preferred Stock (“Series C”) were converted into 8,475 shares of common stock (consisting of 8,334 shares of common stock for principal and 141 shares for accrued interest at the time of the conversion) which also resulted in the issuance of 5 Series C post-conversion dividend rights (“Dividend Rights”). Under the terms of the Series C, the Dividend Rights entitle the holder only to dividend payments based on actual sales of GM-CT-01 and will not participate in the 6% dividend payable on outstanding shares of Series C following a conversion to common stock. At March 31, 2013, there are a total of 10 outstanding Dividend Rights which were determined to have a de minimis value, because payment of a dividend for the Dividend Rights is considered improbable at this time and the Company has not recorded a liability related to the Dividend Rights. The Company will continue to evaluate and assess the Dividend Rights for each reporting period. At March 31, 2013, the Dividend Rights had a liquidation value of $241,000.

Other Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable, except as noted above. There has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

9.	Subsequent Events

The Company has evaluated all events or transactions that occurred through the date on which the financial statements were issued, noting the following:

On May 6, 2013, the Company modified the terms of the Class A-2 and Class B warrants that were originally issued with the Series B Preferred Stock offering. The Class B warrants were modified to allow for the cashless exercise of all 4,000,000 outstanding Class B warrants. Previously, only half of the Class B warrants allowed for cashless exercise. The Class A-2 warrants for the purchase of 1,000,000 shares of common and all of the Class B warrants had their exercisable life extended by an additional five years. In exchange for these modifications, the 10X Fund agreed that the Series B Preferred Stock will no longer be mandatorily redeemable, if and when the Company will no longer be required to issue Dr. Platt a promissory note as may currently be required under the separation agreement (see Note 8).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•	plans and expectations regarding clinical trials;
•	plans and expectations regarding regulatory approvals;
•	plans regarding lawsuits, arbitration, and any related indemnification of Company employees;
•	our strategy and expectations for clinical development and commercialization of our products;
•	potential strategic partnerships;
•	expectations regarding the effectiveness of our products;
•	plans for research and development and related costs;
•	statements about accounting assumptions and estimates;
•	expectations regarding liquidity and the sufficiency of cash to fund operations through the first quarter of 2014;

•	our commitments and contingencies; and
•	our market risk exposure.

Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to, without limitation: our early stage of development; our dependence on outside capital; uncertainties related to our technology and clinical trials, intellectual property protection, uncertainties of regulatory approval requirements for our products; competition and stock price volatility in the biotechnology industry, limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports, including our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2012, and our subsequent SEC filings. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Galectin Therapeutics appearing elsewhere herein.

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

We believe the mechanism of action for GR-MD-02 and GM-CT-01 is based upon interaction with, and inhibition of, galectin proteins, which are expressed at high levels in certain pathological states including inflammation, fibrosis and cancer. While GR-MD-02 and GM-CT-01 are capable of binding to multiple galectin proteins, we believe that they have the greatest affinity for galectin-3, the most prominent galectin implicated in pathological processes. Blocking galectin in cancer and liver fibrosis has specific salutary effects on the disease process.

GR-MD-02.  The main initiative in our development strategy is the application of galectin inhibition in connection with liver fibrosis, a condition that leads to cirrhosis. We believe that GR-MD-02 has the potential to treat nonalcoholic steatohepatitis (NASH) and other forms of liver fibrosis. The driving factor for our commitment to galectin inhibition for fibrosis is scientific evidence that strongly suggests that galectin-3 is essential for the development of liver fibrosis in animals. Published data show that mice lacking the galectin-3 gene are incapable of developing liver fibrosis in response to toxin insult to the liver and in fatty liver disease. Moreover, mice that do not have the galectin-3 gene are resistant to lung and kidney fibrosis. Our preclinical data show that GR-MD-02 has a powerful therapeutic effect on liver fibrosis as shown in several relevant animal models. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with non-alcoholic steatohepatitis (NASH, or fatty liver disease). Pre-clinical studies also show promise for the combination of GR-MD-02 with other approved immunotherapies and this additional use will be explored for possible advancement into clinical trials.

In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase I study in patients with NASH and advanced liver fibrosis to primarily evaluate the human safety of GR-MD-02 and pharmacodynamics biomarkers of disease are also included in the trial design. On March 1, 2013, the FDA indicated we could proceed with a U.S. Phase 1 clinical trial for GR-MD-02 with a development program aimed at obtaining support for a proposed indication of GR-MD-02 for treatment of NASH with advanced fibrosis. In February 2013 we entered into an agreement with Clinical Trial Services Inc. (“CTI”) to conduct a Phase I clinical trial of GR-MD-02 to assess safety and preliminary evidence of efficacy in humans. We expect to begin enrolling patients in this trial late in the second quarter of 2013 and we expect top line results by late 2013 or early 2014. In mid-2014, depending on the results of the Phase I study and available funding, we may initiate a Phase II clinical trial to assess the efficacy of GR-MD-02 in patients with NASH and advanced liver fibrosis and based on that timing we would expect top-line clinical results by mid to late 2015.

GM-CT-01.  We believe the potential exists for galectin inhibition to play an important role in cancer therapy. Galectin proteins, particularly galectin-1 and galectin-3, have been shown to be highly expressed in the majority of cancers and have multiple roles in promoting cancer progression, including tumor cell invasion, metastasis, angiogenesis, and tumor evasion of the immune system. GM-CT-01 has progressed in development for the therapy of colorectal cancer and is currently in a Phase I/II clinical trial in Europe as a combination therapy with a tumor vaccine in patients with advanced melanoma. The current developmental approach for GM-CT-01 is to enhance the activity of the immune system against the cancer.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Research and Development Expense.

	Three Months		2013 as Compared to 2012
	Ended March 31,		Three Months
	2013	2012	$ Change	% Change
	(In thousands, except %)
Research and development	$1,752	$901	$851	94%

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

We have two product candidates, GR-MD-02 and GM-CT-01. We filed for an IND for GR-MD-02 in January 2013 and in February 2013 we entered into an agreement with CTI to conduct a Phase I clinical trial of GR-MD-02 which we expect will begin enrolling patients late in the second quarter of 2013. GM-CT-01 is in a Phase I/II clinical trial in Europe at this time, which is being conducted in collaboration with the Cancer Centre at the Cliniques Universitaires Saint-Luc and the Ludwig Institute for Cancer Research in Belgium.

Our research and development expenses were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Direct external expenses:
Clinical activities	$743	$248
Pre-clinical activities	553	320
All other research and development expenses	456	333

	$1,752	$901

Clinical programs expenses increased primarily due to the startup costs related to our Phase I clinical trial agreement with CTI during the three months ended March 31, 2013 versus primarily compound manufacturing costs during the three months ended March 31, 2012 for GM-CT-01. As we begin enrolling patients in the Phase I trial we expect our clinical activities costs will increase and may fluctuate from quarter to quarter as the trial progresses. Pre-clinical activities increased primarily due to pre-clinical work related to fibrosis prior to the IND approval as well as our agreement with the University of Georgia. Other research and development expense increased primarily due to increased stock-based compensation ($170,000).

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

General and Administrative Expense.

	Three Months		2013 as Compared to 2012
	Ended March 31,		Three Months
	2013	2012	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,456	$1,052	$404	38%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the increase for the three-months ended March 31, 2013 as compared to the same period in 2012 is due to increased stock-based compensation ($209,000), increased legal expenses ($125,000) related to ongoing litigation with the Company’s former CEO, Dr. Platt, as well as increased investor relations, insurance and public company related costs (altogether an increase of $90,000), offset by decreased rent ($62,000) due to our relocation in October 2012.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues.

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2013, we raised a net total of $68.8 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At March 31, 2013, we had $7.0 million of unrestricted cash and cash equivalents available to fund future operations. We believe that with the cash on hand at March 31, 2013, there is sufficient cash to fund operations through the first quarter of 2014. Our ability to fund operations after our current cash resources are exhausted depends on our ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. We have developed several plans, including cost containment efforts and potential strategic alternatives in the event that such financing cannot be realized by us. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operations increased by $937,000 to $2,423,000 for the three months ended March 31, 2013, as compared to $1,486,000 for the three months ended March 31, 2012. Cash operating expenses increased principally due to increased research and development activities related to our clinical trial activity with GR-MD-02.

Net cash provided by financing activities was $77,000 during the three months ended March 31, 2013 from cash paid for option exercises as compared to $10,403,000 during the three months ended March 31, 2012, due to a public offering we completed in the first quarter of 2012.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at March 31, 2013, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$72	$46	$26	$-	$-

Total payments due under contractual obligations	$72	$46	$26	$-	$-

Operating leases.

In September 2012, we entered into an operating lease for office space in Norcross, GA for a term of twenty-six months, beginning on October 1, 2012 and ending November 30, 2014 at a rate of $3,000 per month. The lease provided for free rent for the first two months of the lease and required a security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, we are responsible for our pro-rata share of increases in the operating expenses for the building.

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

The Work Order provides for CTI’s anticipated involvement in the study from February 1, 2013 until March 31, 2014. The estimated budget for the Work Order is $2,155,000, which is subject to change as necessary, with payments made throughout the term of the project as the work is performed. During the three months ended March 31, 2013, the Company recognized $728,000 of expenses related to this agreement for services performed during the period.

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

Drug Discovery Program with the University of Georgia

In February 2013, the Company established a collaborative drug discovery program at the Complex Carbohydrate Research Center at the University of Georgia. This program is focused on the discovery of new carbohydrate molecules that can be used in the therapy of diseases where galectin proteins play a major role, including cancer and inflammatory and fibrotic disorders. The term of the agreement is effective through December 31, 2013, for which the Company will provide funding of $154,000 during the period as work is performed. This agreement may be terminated by either party upon 90 days notice.

Separation agreement.

In February 2009, we entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides for the deferral of a $1.0 million separation payment due to Dr. Platt upon the earlier occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the GM-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 83,334 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 50,000 shares of common stock; or (iii) the renewed listing of our securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if we have insufficient cash at the time of any of such events, we may issue Dr. Platt a secured promissory note for such amount. If we file a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that our common stock could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, we recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at March 31, 2013 and December 31, 2012.

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

On October 12, 2012, Dr. Platt commenced a lawsuit under the Massachusetts Wage Act against Dr. Traber and Mr. McGauley who in their capacities as the Company’s Chief Executive Officer and Chief Financial Officer respectively can be held individually liable under the Wage Act for non-payment of wages. The lawsuit was based on the facts and issues raised in the arbitration regarding the payment of the $1.0 million separation payment under the Separation Agreement, and other unspecified “wages”. The statute provides that a successful claimant may be entitled to multiple damages, interest and attorneys fees. Although the Company is not a party to the lawsuit, it plans to indemnify Dr. Traber and Mr. McGauley consistent with its obligations under the by-laws and applicable law, believes the lawsuit is without merit, and intends a vigorous defense on their behalf. On April 29, 2013, the Court allowed Dr. Traber’s and Mr. McGauley’s motion to dismiss.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our 2012 Annual Report on Form 10-K.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level. During the quarter ended March 31, 2013, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2012, David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors, commenced a lawsuit on October 12, 2012, under the Massachusetts Wage Act against Peter G. Traber, M.D. and Mr. Thomas A. McGauley, who in their capacities as the Company’s Chief Executive Officer and Chief Financial Officer respectively can be held individually liable under the Wage Act for non-payment of wages.

On April 29, 2013, the Court allowed Dr. Traber’s and Mr. McGauley’s motion to dismiss.

On March 29, 2013, the Company instituted arbitration before the American Arbitration Association, seeking to rescind or reform Dr. Platt’s Separation Agreement with the Company. The Company claims that Dr. Platt fraudulently induced the Company to enter into the Separation Agreement, breached his fiduciary duty to the Company, and was unduly enriched from his conduct. Along with removal of the $1.0 million milestone payment provided for under the Separation Agreement, the Company is seeking repayment of all separation benefits paid to Dr. Platt to date.

Item 1A.	Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially impact our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

On May 6, 2013, the Company modified the terms of the Class A-2 and Class B warrants that were originally issued with the Series B Preferred Stock offering. The Class B warrants were modified to allow for the cashless exercise of all 4,000,000 outstanding Class B warrants. Previously, only half of the Class B warrants allowed for cashless exercise. The Class A-2 warrants for the purchase of 1,000,000 shares of common and all of the Class B warrants had their exercisable life extended by an additional five years. In exchange for these modifications, the 10X Fund agreed that the Series B Preferred Stock will no longer be mandatorily redeemable, if and when the Company will no longer be required to issue Dr. Platt a promissory note as may currently be required under the separation agreement (see Note 8).

Item 6.	Exhibits

Exhibit Number	Description of Document	Note Reference

3.1	Amended and Restated Bylaws of Galectin Therapeutics Inc.	1
3.2	Restated Articles of Incorporation of Galectin Therapeutics Inc.	1
10.1*	Amended and Restated Master Services Agreement dated February 1, 2013 between Galectin Therapeutics Inc. and CTI Clinical Trial Services, Inc. and CTI Clinical Consulting Services Inc.
31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

1.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2013.

GALECTIN THERAPEUTICS INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President

/s/ Thomas A. McGauley
Name:	Thomas A. McGauley
Title:	Chief Financial Officer