Form 10-Q
period 2013-06-30
GALECTIN THERAPEUTICS INC
filed 2013-08-14
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of August 13, 2013 was 16,878,180.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, and for the Cumulative Period From Inception (July 10, 2000) to June 30, 2013 (unaudited)	4
	Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2013 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and for the Cumulative Period From Inception (July 10, 2000) to June 30, 2013 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Mine Safety Disclosures	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits	21

SIGNATURES		22

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,099	$9,364
Prepaid expenses and other current assets	88	153

Total current assets	5,187	9,517

Property and equipment, net	6	8
Other long term assets	6	6
Intangible assets, net	26	30

Total assets	$5,225	$9,561

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$285	$397
Accrued expenses	1,129	1,161
Accrued dividends payable	79	80

Total current liabilities	1,493	1,638

Other long-term liabilities	5	6
Total liabilities	1,498	1,644

Commitments and contingencies (Note 8)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012, redemption value: $1,800,000, liquidation value: $1,800,000 at June 30, 2013	1,706	1,698
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012, redemption value: $4,200,000, liquidation value: $4,200,000 at June 30, 2013	3,005	2,900
Series C super dividend convertible preferred stock; 1,000 shares authorized, 215 and 220 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively, redemption value: $5,110,000, liquidation value: $2,182,000 at June 30, 2013	2,105	2,154

Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 8,001,000 designated at June 30, 2013 and December 31, 2012
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,562,500 issued and outstanding at June 30, 2013 and December 31, 2012	632	632
Common stock, $0.001 par value; 50,000,000 shares authorized at June 30, 2013 and December 31, 2012, 16,299,627 and 16,060,853 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	16	16
Additional paid-in capital	91,394	80,535
Deficit accumulated during the development stage	(95,131)	(80,018)

Total stockholders’ (deficit) equity	(3,089)	1,165

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$5,225	$9,561

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30,
	2013	2012	2013	2012	2013
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$1,349	$1,215	$3,101	$2,116	$30,711
General and administrative	1,198	1,453	2,654	2,505	49,690

Total operating expenses	2,547	2,668	5,755	4,621	80,401

Total operating loss	(2,547)	(2,668)	(5,755)	(4,621)	(80,401)

Other income (expense):
Interest income	3	8	8	11	826
Interest expense	—	—	—	—	(4,451)
Change in fair value of convertible debt instrument	—	—	—	—	(3,426)
Change in fair value of warrant liabilities	—	—	—	—	9,022
Other income	—	—	—	—	691

Total other income (expense)	3	8	8	11	2,662

Net loss	$(2,544)	$(2,660)	$(5,747)	$(4,610)	$(77,739)

Preferred stock dividends	(277)	(267)	(490)	(464)	(4,725)
Preferred stock accretion	(57)	(57)	(113)	(114)	(4,158)
Modification of warrants	(8,763)	—	(8,763)	—	(8,763)

Net loss applicable to common stockholders	$(11,641)	$(2,984)	$(15,113)	$(5,188)	$(95,385)

Net loss per common share – basic and diluted	$(0.72)	$(0.19)	$(0.94)	$(0.36)
Weighted average common shares outstanding – basic and diluted	16,236	15,710	16,158	14,360

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

(in thousands except share data)

							Stockholders’ Equity (Deficit)
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2012	900,000	$1,698	2,100,000	$2,900	220	$2,154	1,562,500	$632	16,060,853	$16	$80,535	$(80,018)	$1,165
Accretion of Series B redeemable convertible preferred stock		8		79								(87)	(87)
Accretion of beneficial conversion feature for Series B-2				26								(26)	(26)
Series A 12% convertible preferred stock dividend									15,625		57	(57)	—
Series B-1 redeemable convertible preferred stock dividend									28,490		111	(111)	—
Series B-2 redeemable convertible preferred stock dividend									66,476		260	(260)	—
Series C super dividend convertible preferred stock dividend									17,114		62	(62)	—
Conversion of Series C to common stock					(5)	(49)			8,475		49		49
Issuance of common stock upon exercise of options									102,594		90		90
Modification of warrants											8,763	(8,763)	—
Stock-based compensation expense											1,467		1,467
Net loss												(5,747)	(5,747)

Balance at June 30, 2013	900,000	$1,706	2,100,000	$3,005	215	$2,105	1,562,500	$632	16,299,627	$16	$91,394	$(95,131)	$(3,089)

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Cumulative Period from Inception (July 10, 2000) to June 30,
	2013	2012	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,747)	$(4,610)	$(77,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	4	561
Stock-based compensation expense	1,467	1,352	13,841
Non-cash interest expense	—	—	4,279
Change in fair value of convertible debt instrument	—	—	3,426
Change in fair value of warrant liabilities	—	—	(9,022)
Write off of intangible assets	—	—	351
Changes in operating assets and liabilities:
Prepaid expenses and other assets	65	19	(91)
Accounts payable and accrued expenses	(145)	(435)	1,481
Other long-term liabilities	(1)	—	5

Net cash used in operating activities	(4,355)	(3,670)	(62,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(431)
Increase in patents costs and other assets	—	—	(404)

Net cash provided by (used in) investing activities	—	—	(835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	10,403	39,093
Net proceeds from issuance of Series A preferred stock and related warrants	—	—	1,691
Net proceeds from issuance of Series B-1 preferred stock and related warrants	—	—	1,548
Net proceeds from issuance of Series B-2 preferred stock and related warrants	—	—	3,935
Net proceeds from issuance of Series C preferred stock	—	—	2,203
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	—	(1,641)
Proceeds from exercise of common stock warrants and options	90	—	11,383
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	90	10,403	68,842

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,265)	6,733	5,099
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,364	6,397	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,099	$13,130	$5,099

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$—	$4,445	$9,482
Conversion of accrued expenses into common stock	—	16	329
Cashless exercise of common stock options and warrants	158	190	832
Conversion and redemption of convertible notes and accrued interest into common stock	—	—	12,243
Conversion of extension costs related to convertible notes into common stock	—	—	171
Payment of preferred stock dividends in common stock	490	464	4,645
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Galectin Therapeutics Inc. (the “Company”) is a development-stage company that is applying its leadership in galectin science and drug development to create new therapies for fibrotic disease and cancer. These therapeutic candidates are based on the Company’s targeting of galectin proteins which are key mediators of biologic and pathologic function. These compounds also may have application for drugs to treat other diseases and chronic health conditions.

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2013 and the results of its operations for the three and six months ended June 30, 2013 and 2012 and the cumulative period from inception (July 10, 2000) through June 30, 2013 and its cash flows for the six months ended June 30, 2013 and 2012, and for the cumulative period from inception (July 10, 2000) to June 30, 2013. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future as is develops its therapeutic candidates. At June 30, 2013, the Company had $5,099,000 of unrestricted cash and cash equivalents available to fund future operations. Subsequent to June 30, 2013, the Company received $2,429,923 from the exercise of warrants for 578,553 shares of common stock. The Company believes that with the cash on hand at June 30, 2013 and the cash received subsequent to quarter end, there is sufficient cash to fund operations through the first quarter of 2014. The Company’s ability to fund operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. The Company has developed several plans, including cost containment efforts and potential strategic alternatives in the event that such financing cannot be realized by the Company. Accordingly, based on the forecasts and estimates underlying the Company’s current operating plan, the financial statements do not currently include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As shown in the condensed consolidated financial statements, the Company incurred cumulative net losses applicable to common stockholders of $95.4 million for the cumulative period from inception (July 10, 2000) through June 30, 2013. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest, dividend payments, and the costs related to fair value accounting for the Company’s convertible debt instruments. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. Through June 30, 2013, the Company had raised a net total of $68.8 million in capital through sale and issuance of common stock, common stock purchase warrants, convertible preferred stock and debt securities in public and private offerings. From inception (July 10, 2000) through June 30, 2013, the Company used cash of $62.9 million in its operations.

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

2.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Legal and accounting fees	$83	$109
Accrued compensation	36	42
Severance agreement (Note 8)	1,000	1,000
Other	10	10

Total	$1,129	$1,161

3.	Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Research and development	$211	$359	$530	$508
General and administrative	404	520	937	844

Total stock-based compensation expense	$615	$879	$1,467	$1,352

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2012 through June 30, 2013:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	3,539,961	$5.66
Granted	225,426	3.42
Exercised	(102,594)	2.57
Options forfeited/cancelled	(109,953)	6.40

Outstanding, June 30, 2013	3,552,840	$5.58

As of June 30, 2013, there was $4,962,000 of unrecognized compensation related to 1,315,137 unvested options, which is expected to be recognized over a weighted–average period of approximately 4.1 years. The weighted-average grant date fair value for options granted during the three and six months ended June 30, 2013 was $3.64 and $2.83, respectively. The weighted-average grant date fair value for options granted during the three and six months ended June 30, 2012 was $1.72.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Six Months Ended June 30,	Cumulative Period from Inception (July 10, 2000) to June 30,
	2013	2013
Risk-free interest rate	0.97%	1.75%
Expected life of the options	5.5 years	5.2 years
Expected volatility of the underlying stock	116%	119%
Expected dividend rate	0%	0%

4.	Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2012 through June 30, 2013:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	7,424,241	$3.71
Granted	5,000	2.65
Exercised	—	—
Forfeited/cancelled	(33,333)	3.00

Outstanding, June 30, 2013	7,395,908	$3.74

Warrants Modification

On May 6, 2013, the Company modified the terms of the Class A-2 and Class B warrants that were originally issued to the 10X Fund with the Series B Preferred Stock offering. The Class B warrants were modified to allow for the cashless exercise of all 4,000,000 outstanding Class B warrants. Previously, only half of the Class B warrants allowed for cashless exercise. The Class A-2 warrants for the purchase of 1,000,000 shares of common and all of the Class B warrants had their exercisable life extended by an additional five years. In exchange for these modifications, the 10X Fund agreed to a future amendment of the Company’s Series B certificate of designation to remove the redemption provision such that the Series B Preferred Stock will no longer be redeemable, if and when the Company will no longer be required to issue Dr. Platt a promissory note as may currently be required under the separation agreement (see Note 8). Should the Company amend their Series B certificate of designation in the future as described above, the Company will be required at that time evaluate whether such amendment is to be accounted for as a modification or an extinguishment of the Company’s Series B Preferred Stock. The Company has accounted for the modified terms of the Class A-2 and Class B warrants pursuant to ASC 718, Stock Compensation, whereby the Company has recognized a charge for the change in fair value of the warrants immediately before and immediately after the modification. For the three and six month period ended June 30, 2013, the Company recognized a charge of $8,763,000 related to the extension of the 5,000,000 warrants. The following assumptions were used to value the extension of the warrants immediately before and immediately after the modification: a) immediately before the modification—an expected life range of 0.77 to 2.01 years, volatility range of 77% to 96%, risk free interest rate range of 0.11% to 0.22% and zero dividends and; b) immediately following the modification—an expected life range of 5.78 to 7.02 years, volatility range of 113% to 122%, risk free interest rate range of 0.74% to 1.19% and zero dividends.

Consultant Warrants

In January 2013, the Company entered into an agreement with a consultant that provided for the grant of warrants for the purchase of 5,000 shares of common stock at an exercise price of $2.65 per share. The following assumptions were used to value the warrants: an expected life of 3 years, volatility of 87%, risk free interest rate of 0.42% and zero dividends. The Company recognized an expense of $7,000 related to these warrants during the six months ended June 30, 2013.

5.	Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximates their carrying value due to their short-term nature. Included in cash and cash equivalents, as of June 30, 2013 and December 31, 2012, the Company had $2,000 and $583,000, respectively invested in money market funds which had calculated net asset values and were therefore classified as Level 2. There were no level 3 assets held at fair value at June 30, 2013 or December 31, 2012.

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

	June 30, 2013 (shares)	June 30, 2012 (shares)
Warrants to purchase shares of common stock	7,395,908	7,424,241
Options to purchase shares of common stock	3,552,840	3,291,630
Shares of common stock issuable upon conversion of preferred stock	2,618,772	2,627,110

	13,567,520	13,342,981

7.	Common Stock and Warrant Offering and Reverse Split

On March 22, 2012, the Company entered into an underwriting agreement relating to the offer and sale of 1,159,445 units (the “Units”) of the Company. Each unit consisted of two shares of Common Stock and one warrant to purchase one share of Common Stock. Pursuant to the underwriting agreement, the Company granted the underwriters a 45-day option to purchase up to an additional 173,916 Units to cover over-allotments, which they exercised on March 26, 2012. The public offering price for each Unit was $9.00. Each warrant has an initial exercise price of $5.63 per share, is exercisable upon separation of the Units and expires on March 28, 2017.

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

The Work Order provides for CTI’s anticipated involvement in the study from February 1, 2013 until March 31, 2014. The estimated budget for the Work Order is $2,155,000, which is subject to change as necessary, with payments made throughout the term of the project as the work is performed. During the three and six months ended June 30, 2013, the Company recognized $361,000 and $1,090,000, respectively, of expenses related to this agreement for services performed.

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

Drug Discovery Program with the University of Georgia

In February 2013, the Company established a collaborative drug discovery program at the Complex Carbohydrate Research Center at the University of Georgia. This program is focused on the discovery of new carbohydrate molecules that can be used in the therapy of diseases where galectin proteins play a major role, including cancer and inflammatory and fibrotic disorders. The term of the agreement is effective through December 31, 2013, for which the Company will provide funding of $154,000 during the period as work is performed. The Company has paid $135,000 related to this program through June 30, 2013. This agreement may be terminated by either party upon 90 days notice.

Separation Agreement

In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides for the deferral of a $1.0 million separation payment due to Dr. Platt upon the earlier occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the Company’s GM-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 83,334 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 50,000 shares of common stock; or (iii) the renewed listing of the Company’s securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger the obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that the Company could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, the Company recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at June 30, 2013 and December 31, 2012.

On May 2, 2012, Dr. Platt instituted an arbitration with the American Arbitration Association seeking the $1 million payment based on a claim that the milestone event in the Separation Agreement described in clause (iii) above had occurred. Although the

Company had listed its common stock on the Nasdaq Capital Markets as of March 22, 2012, the market capitalization since the listing had not reached $100 million when the arbitration was heard in October 2012. On November 1, 2012, the arbitrator denied Dr. Platt’s demand in all respects.

On October 12, 2012, Dr. Platt commenced a lawsuit under the Massachusetts Wage Act against Dr. Traber and Mr. McGauley who in their capacities as the Company’s Chief Executive Officer and Chief Financial Officer respectively can be held individually liable under the Wage Act for non-payment of wages. The lawsuit is based on the facts and issues raised in the arbitration regarding the payment of the $1.0 million separation payment under the Separation Agreement, and other unspecified “wages”. The statute provides that a successful claimant may be entitled to multiple damages, interest and attorney’s fees. Although the Company is not a party to the lawsuit, it plans to indemnify Dr. Traber and Mr. McGauley consistent with its obligations under the by-laws and applicable law, believes the lawsuit is without merit, and intends a vigorous defense on their behalf. On April 29, 2013, the Court allowed Dr. Traber’s and Mr. McGauley’s motion to dismiss. Dr. Platt filed a Notice of Appeal to appeal the Court’s order allowing the defendants’ motion to dismiss.

On March 29, 2013, the Company instituted arbitration before the American Arbitration Association, seeking to rescind or reform the Separation Agreement discussed above. The Company claims that Dr. Platt fraudulently induced the Company to enter into the Separation Agreement, breached his fiduciary duty to the Company, and was unduly enriched from his conduct. Along with removal of the $1.0 million milestone payment under the Separation Agreement, the Company is seeking repayment of all separation benefits paid to Dr. Platt to date. Depending on the outcome of the arbitration, the previously accrued $1.0 million could be reversed. The timing and ultimate outcome of this arbitration, though, is uncertain and there is no guarantee that the Company will be successful in this demand.

On August 1, 2013, the market capitalization of the Company’s common stock exceeded $100 million. As described in the preceding paragraph, the Company had previously instituted an arbitration against Dr. Platt seeking to rescind the Separation Agreement, including the milestone payment provision.

Series C Post Conversion Dividend Rights

In January 2013, 5 shares of the Company’s Series C Super Dividend Convertible Preferred Stock (“Series C”) were converted into 8,475 shares of common stock (consisting of 8,334 shares of common stock for principal and 141 shares for accrued interest at the time of the conversion) which also resulted in the issuance of 5 Series C post-conversion dividend rights (“Dividend Rights”). Under the terms of the Series C, the Dividend Rights entitle the holder only to dividend payments based on actual sales of GM-CT-01 and will not participate in the 6% dividend payable on outstanding shares of Series C following a conversion to common stock. At June 30, 2013, there are a total of 10 outstanding Dividend Rights which were determined to have a de minimis value, because payment of a dividend for the Dividend Rights is considered improbable at this time and the Company has not recorded a liability related to the Dividend Rights. The Company will continue to evaluate and assess the Dividend Rights for each reporting period. At June 30, 2013, the Dividend Rights had a redemption value of $241,000.

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

Our product pipeline is shown below:

Indication	Drug	Status

Fibrosis
NASH with Advanced Fibrosis	GR-MD-02	Phase I clinical trial started July 2013

Cancer Immunotherapy
Melanoma	GM-CT-01	Phase I/II study in process in Europe

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

In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase I study in patients with NASH and advanced liver fibrosis to primarily evaluate the human safety of GR-MD-02 and pharmacodynamics biomarkers of disease are also included in the trial design. On March 1, 2013, the FDA indicated we could proceed with a U.S. Phase 1 clinical trial for GR-MD-02 with a development program aimed at obtaining support for a proposed indication of GR-MD-02 for treatment of NASH with advanced fibrosis. In February 2013 we entered into an agreement with Clinical Trial Services Inc. (“CTI”) to conduct a Phase I clinical trial of GR-MD-02 to assess safety and preliminary evidence of efficacy in humans. In June 2013, we submitted a Fast Track application to the FDA to help expedite its clinical development program of GR-MD-02 in the treatment of NASH with advanced fibrosis. FDA grants Fast Track designation to help expedite review and approval of drugs in development that treat serious or life threatening diseases and fill an unmet medical need. On August 7, 2013, FDA concluded that the development program for GR-MD-02 meets the criteria for Fast Track designation, and FDA has designated the investigation of GR-MD-02 for non-alcoholic steatohepatitis with hepatic fibrosis as a Fast Track development program. We began enrolling patients in this trial in July 2013 and we expect top line of the first cohort of patients (total of 8 patients) by late 2013 or early 2014. Results of cohort 2 and cohort 3, if needed, will be available by mid-2014. In Q3 of 2014, depending on the results of the Phase I study and available funding, we may initiate a Phase II clinical trial to assess the efficacy of GR-MD-02 in patients with NASH and advanced liver fibrosis and based on that timing we would expect top-line clinical results by late 2015 or early 2016, depending on the final design of the phase 2 study.

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

In May 2012, we initiated a Phase I/II clinical trial of GM-CT-01 in Belgium in combination with a tumor vaccine in patients with advanced melanoma, a deadly skin cancer. The Belgian Federal Agency of Medicine and Health Products, or FAMHP, granted approval for this clinical trial, which is being conducted at three centers in Belgium and one in Luxembourg. There are two primary cohorts of patients in this study, one where GM-CT-01 is given intravenously (Cohort 1) and a second cohort where GM-CT-01 is given both intravenously and directly injected into a cutaneous metastasis (Cohort 2). As of now, 6 patients total have been enrolled and two patients have completed treatment in Cohort 1 and one patient has completed treatment in Cohort 2. The three completed patients have tolerated the therapy well with no stage 3/4 adverse events. None of the three patients had a partial or complete response to therapy based on RECIST criteria, but two patients had a mixed response with some tumors receding in size. Enrollment in the study is continuing, but we do not have an estimate of completion of the first stage of the cohorts because enrollment is under the control of the site conducting the trial. For each cohort, 6 patients will be enrolled in stage one of the study, and if at least one out of six patients has a response (PR or CR by RECIST criteria), the remaining patients will be enrolled up to a total of 23 per cohort. Depending on the results of Stage 1, which is defined as a partial or complete response by RECIST criteria in at least one out of six patients, the study could continue enrollment to complete Stage 2 (46 total patients), initiate a new Phase II trial based on positive results or be halted because of lack of efficacy. Stage 1 of the trial is being funded by the Cancer Centre at the Cliniques Universitaires Saint-Luc and Stage 2 may require funding from the Company, beyond the provision of material, however, we have no commitment to fund Stage 2 of the trial. We do not control this Phase I/II clinical trial in Belgium which is being conducted under an EMA-approved IMPD. We are the sponsor of an open IND application under the FDA for GM-CT-01; no trials are currently being conducted in the U.S.

Results of Operations

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Research and Development Expense.

	Three Months Ended June 30,		Six Months Ended June 30,		2013 as Compared to 2012
					Three Months		Six Months
	2013	2012	2013	2012	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$1,349	$1,215	$3,101	$2,116	$134	11%	$985	47%

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

We have two product candidates, GR-MD-02 and GM-CT-01. We filed for an IND for GR-MD-02 in January 2013 and in February 2013 we entered into an agreement with CTI to conduct a Phase I clinical trial of GR-MD-02 which we began enrolling patients in July 2013. GM-CT-01 is in a Phase I/II clinical trial in Europe at this time, which is being conducted in collaboration with the Cancer Centre at the Cliniques Universitaires Saint-Luc and the Ludwig Institute for Cancer Research in Belgium.

Our research and development expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Direct external expenses:
Clinical programs	$511	$275	$1,254	$523
Pre-clinical activities	491	434	1,044	754
All other research and development expenses	347	506	803	839

	$1,349	$1,215	$3,101	$2,116

Clinical programs expenses increased primarily due to the startup costs related to our Phase I clinical trial agreement with CTI during the three and six months ended June 30, 2013 versus primarily compound manufacturing, toxicology testing and other preparation costs during the three and six months ended June 30, 2012 for GM-CT-01. As we continue enrolling patients in the Phase I trial we expect our clinical activities costs will increase and may fluctuate from quarter to quarter as the trial progresses. Pre-clinical activities increased primarily due to pre-clinical work related to fibrosis prior to the IND approval as well as our agreement with the University of Georgia. Other research and development expenses decreased during the three months ended June 30, 2013 primarily due to decreased stock-based compensation ($148,000). Other research and development expenses decreased during the six months ended June 30, 2013 primarily due to decreased rent and overhead expenses ($57,000), offset by increased stock-based compensation ($22,000).

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

General and Administrative Expense.

	Three Months		Six Months		2013 as Compared to 2012
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2013	2012	2013	2012	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,198	$1,453	$2,654	$2,505	$(255)	(18)%	$149	6%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the decrease for the three months ended June 30, 2013 as compared to the same period in 2012 is due to decreased stock-based compensation ($116,000) and decreased rent ($58,000) due to our relocation in October 2012, offset by increased legal expenses ($42,000) related to ongoing litigation with the Company’s former CEO, Dr. Platt. The primary reason for the increase for the six months ended June 30, 2013 as compared to the same period in 2012 is due to increased legal expenses ($166,000) related to our ongoing litigation with Dr. Platt and increased investor relations ($39,000), offset by decreased rent expense ($119,000).

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues.

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of June 30, 2013, we raised a net total of $68.8 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At June 30, 2013, we had $5.1 million of unrestricted cash and cash equivalents available to fund future operations. Subsequent to June 30, 2013, we received $2,429,923 from the exercise of warrants for 578,553 shares of common stock. We believe that with the cash on hand at June 30, 2013 and the cash received subsequent to year end, there is sufficient cash to fund operations through the first quarter of 2014. Our ability to fund operations after our current cash resources are exhausted depends on our ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. We have developed several plans, including cost containment efforts and potential strategic alternatives in the event that such financing cannot be realized by us. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operations increased by $685,000 to $4,355,000 for the six months ended June 30, 2013, as compared to $3,670,000 for the six months ended June 30, 2012. Cash operating expenses increased principally due to increased research and development activities related to our clinical trial activity with GR-MD-02.

Net cash provided by financing activities was $90,000 during the six months ended June 30, 2013 from cash paid for option exercises as compared to $10,403,000 during the six months ended June 30, 2012, due to a public offering we completed in the first quarter of 2012.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at June 30, 2013, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$59	$43	$16	$—	$—

Total payments due under contractual obligations	$59	$43	$16	$—	$—

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

The Work Order provides for CTI’s anticipated involvement in the study from February 1, 2013 until March 31, 2014. The estimated budget for the Work Order is $2,155,000, which is subject to change as necessary, with payments made throughout the term of the project as the work is performed. During the three and six months ended June 30, 2013, the Company recognized $361,000 and $1,090,000 of expenses related to this agreement for services performed.

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

Drug Discovery Program with the University of Georgia

In February 2013, the Company established a collaborative drug discovery program at the Complex Carbohydrate Research Center at the University of Georgia. This program is focused on the discovery of new carbohydrate molecules that can be used in the therapy of diseases where galectin proteins play a major role, including cancer and inflammatory and fibrotic disorders. The term of the agreement is effective through December 31, 2013, for which the Company will provide funding of $154,000 during the period as work is performed. The Company has paid $135,000 related to this program through June 30, 2013. This agreement may be terminated by either party upon 90 days notice.

Separation agreement.

In February 2009, we entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides for the deferral of a $1.0 million separation payment due to Dr. Platt upon the earlier occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the GM-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 83,334 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 50,000 shares of common stock; or (iii) the renewed listing of our securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if we have insufficient cash at the time of any of such events, we may issue Dr. Platt a secured promissory note for such amount. If we file a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger our obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that our common stock could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, we recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at June 30, 2013 and December 31, 2012.

On May 2, 2012, Dr. Platt instituted an arbitration with the American Arbitration Association seeking the $1 million payment based on a claim that the milestone event in the Separation Agreement described in clause (iii) above had occurred. Although the Company had listed its common stock on the Nasdaq Capital Markets as of March 22, 2012, the market capitalization since the listing had not reached $100 million when the arbitration was heard in October 2012. On November 1, 2012, the arbitrator denied Dr. Platt’s demand in all respects.

On October 12, 2012, Dr. Platt commenced a lawsuit under the Massachusetts Wage Act against Dr. Traber and Mr. McGauley who in their capacities as the Company’s Chief Executive Officer and Chief Financial Officer respectively can be held individually liable under the Wage Act for non-payment of wages. The lawsuit is based on the facts and issues raised in the arbitration regarding the payment of the $1.0 million separation payment under the Separation Agreement, and other unspecified “wages”. The statute provides that a successful claimant may be entitled to multiple damages, interest and attorney’s fees. Although the Company is not a party to the lawsuit, it plans to indemnify Dr. Traber and Mr. McGauley consistent with its obligations under the by-laws and applicable law, believes the lawsuit is without merit, and intends a vigorous defense on their behalf. On April 29, 2013, the Court allowed Dr. Traber’s and Mr. McGauley’s motion to dismiss. Dr. Platt filed a Notice of Appeal to appeal the Court’s order allowing the defendants’ motion to dismiss.

On March 29, 2013, the Company instituted arbitration before the American Arbitration Association, seeking to rescind or reform the Separation Agreement discussed above. The Company claims that Dr. Platt fraudulently induced the Company to enter into the Separation Agreement, breached his fiduciary duty to the Company, and was unduly enriched from his conduct. Along with removal of the $1.0 million milestone payment under the Separation Agreement, the Company is seeking repayment of all separation benefits paid to Dr. Platt to date. Depending on the outcome of the arbitration, the previously accrued $1.0 million could be reversed. The timing and ultimate outcome of this arbitration, though, is uncertain and there is no guarantee that the Company will be successful in this demand.

On August 1, 2013, the market capitalization of the Company’s common stock exceeded $100 million. As described in the preceding paragraph, the Company had previously instituted an arbitration against Dr. Platt seeking to rescind the Separation Agreement, including the milestone payment provision.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level. During the quarter ended June 30, 2013, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 29, 2013, the Court allowed Dr. Traber’s and Mr. McGauley’s motion to dismiss. Dr. Platt filed a Notice of Appeal dated May, 28, 2013 to appeal the Court’s order allowing the defendants’ motion to dismiss.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Document	Note Reference

3.1	Amended and Restated Bylaws of Galectin Therapeutics Inc.	1

3.2	Restated Articles of Incorporation of Galectin Therapeutics Inc.	1

10.1*	Amended Form of Class A-2 Common Stock Purchase Warrant

10.2*	Amended Form of Class B Common Stock Purchase Warrant

10.3*	Employment Agreement dated June 20, 2013 between Jack W. Callicutt and Galectin Therapeutics Inc.

10.4*	Amendment to Independent Consulting Agreement dated June 19, 2013 between Thomas A. McGauley and Galectin Therapeutics Inc.

10.5*	Stock Option Agreement with Thomas A. McGauley dated June 19, 2013

23.1*	Consent of McGladrey LLP, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
1.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2013.

GALECTIN THERAPEUTICS INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President

/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer