Form 10-Q
period 2013-09-30
GALECTIN THERAPEUTICS INC
filed 2013-11-12
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of November 8, 2013 was 18,311,968.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2013 (unaudited)	4
	Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2013 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and for the Cumulative Period From Inception (July 10, 2000) to September 30, 2013 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	20
PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Mine Safety Disclosures	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits	21

SIGNATURES		22

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,715	$9,364
Prepaid expenses and other current assets	27	153

Total current assets	9,742	9,517

Property and equipment, net	5	8
Other long term assets	6	6
Intangible assets, net	24	30

Total assets	$9,777	$9,561

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$377	$397
Accrued expenses	1,226	1,161
Accrued dividends payable	—	80

Total current liabilities	1,603	1,638

Other long-term liabilities	1	6

Total liabilities	1,604	1,644

Commitments and contingencies (Note 8)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012, redemption value: $1,800,000, liquidation value: $1,800,000 at September 30, 2013	1,710	1,698
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012, redemption value: $4,200,000, liquidation value: $4,200,000 at September 30, 2013	3,058	2,900
Series C super dividend convertible preferred stock; 1,000 shares authorized, 215 and 220 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively, redemption value: $5,013,000, liquidation value: $2,150,000 at September 30, 2013	2,105	2,154

Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 8,001,000 designated at September 30, 2013 and December 31, 2012
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,562,500 issued and outstanding at September 30, 2013 and December 31, 2012	632	632
Common stock, $0.001 par value; 50,000,000 shares authorized at September 30, 2013 and December 31, 2012, 17,650,977 and 16,060,853 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	18	16
Additional paid-in capital	99,500	80,535
Deficit accumulated during the development stage	(98,850)	(80,018)

Total stockholders’ equity	1,300	1,165

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$9,777	$9,561

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2013
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$1,192	$1,409	$4,293	$3,525	$31,903
General and administrative	2,353	1,487	5,007	3,992	52,043

Total operating expenses	3,545	2,896	9,300	7,517	83,946

Total operating loss	(3,545)	(2,896)	(9,300)	(7,517)	(83,946)

Other income (expense):
Interest income	3	7	11	18	829
Interest expense	—	—	—	—	(4,451)
Change in fair value of convertible debt instrument	—	—	—	—	(3,426)
Change in fair value of warrant liabilities	—	—	—	—	9,022
Other income		200		200	691

Total other income (expense)	3	207	11	218	2,665

Net loss	$(3,542)	$(2,689)	$(9,289)	$(7,299)	$(81,281)

Preferred stock dividends	$(123)	$(238)	$(613)	$(702)	$(4,848)
Preferred stock accretion	(58)	(58)	(171)	(172)	(4,216)
Modification of warrants	—	—	(8,763)	—	(8,763)

Net loss applicable to common stockholders	$(3,723)	$(2,985)	$(18,836)	$(8,173)	$(99,108)

Net loss per common share – basic and diluted	$(0.22)	$(0.19)	$(1.15)	$(0.55)
Weighted average common shares outstanding – basic and diluted	16,988	15,822	16,438	14,851

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

(in thousands except share data)

							Stockholders’ Equity (Deficit)
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2012	900,000	$1,698	2,100,000	$2,900	220	$2,154	1,562,500	$632	16,060,853	$16	$80,535	$(80,018)	$1,165
Accretion of Series B redeemable convertible preferred stock		12		118								(130)	(130)
Accretion of beneficial conversion feature for Series B-2				40								(40)	(40)
Issuance of common stock									500,000	1	2,999		3,000
Series A 12% convertible preferred stock dividend									25,038		149	(102)	47
Series B-1 redeemable convertible preferred stock dividend									29,689		123	(123)	—
Series B-2 redeemable convertible preferred stock dividend									69,580		291	(291)	—
Series C super dividend convertible preferred stock dividend									23,848		127	(94)	33
Conversion of Series C to common stock					(5)	(49)			8,475		49		49
Issuance of common stock upon exercise of options									156,341		184		184
Issuance of common stock upon exercise of warrants									777,153	1	3,004		3,005
Modification of warrants											8,763	(8,763)	—
Stock-based compensation expense											3,276		3,276
Net loss												(9,289)	(9,289)

Balance at September 30, 2013	900,000	$1,710	2,100,000	$3,058	215	$2,105	1,562,500	$632	17,650,977	$18	$99,500	$(98,850)	$1,300

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		Cumulative Period from Inception (July 10, 2000) to September 30, 2013
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,289)	$(7,299)	$(81,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	5	564
Stock-based compensation expense	3,276	2,170	15,650
Non-cash interest expense	—	—	4,279
Change in fair value of convertible debt instrument	—	—	3,426
Change in fair value of warrant liabilities	—	—	(9,022)
Write off of intangible assets	—	—	351
Changes in operating assets and liabilities:
Prepaid expenses and other assets	126	68	(30)
Accounts payable and accrued expenses	45	(693)	1,671
Other long-term liabilities	(5)	—	1

Net cash used in operating activities	(5,838)	(5,749)	(64,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(2)	(431)
Change in restricted cash	—	10	—
Increase in patents costs and other assets	—	—	(404)

Net cash provided by (used in) investing activities	—	8	(835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	3,000	10,403	42,093
Net proceeds from issuance of Series A preferred stock and related warrants	—	—	1,691
Net proceeds from issuance of Series B-1 preferred stock and related warrants	—	—	1,548
Net proceeds from issuance of Series B-2 preferred stock and related warrants	—	—	3,935
Net proceeds from issuance of Series C preferred stock	—	—	2,203
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	—	(1,641)
Proceeds from exercise of common stock warrants and options	3,189	—	14,482
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	6,189	10,403	74,941

NET INCREASE IN CASH AND CASH EQUIVALENTS	351	4,662	9,715
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,364	6,397	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,715	$11,059	$9,715

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$—	$4,445	$9,482
Conversion of accrued expenses into common stock	—	26	329
Conversion and redemption of convertible notes and accrued interest into common stock	—	—	12,243
Conversion of extension costs related to convertible notes into common stock	—	—	171
Payment of preferred stock dividends in common stock	694	782	4,849
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Galectin Therapeutics Inc. (the “Company”) is a development-stage company that is applying its leadership in galectin science and drug development to create new therapies for fibrotic disease and cancer. These therapeutic candidates are based on the Company’s targeting of galectin proteins which are key mediators of biologic and pathologic functions. These compounds also may have application for drugs to treat other diseases and chronic health conditions.

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 2013 and the results of its operations for the three and nine months ended September 30, 2013 and 2012 and the cumulative period from inception (July 10, 2000) through September 30, 2013 and its cash flows for the nine months ended September 30, 2013 and 2012, and for the cumulative period from inception (July 10, 2000) to September 30, 2013. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future as is develops its therapeutic candidates. At September 30, 2013, the Company had $9,715,000 of unrestricted cash and cash equivalents available to fund future operations. Subsequent to September 30, 2013, the Company received $1,580,600 from the exercise of warrants and stock options for 556,667 shares of common stock. Additionally subsequent to September 30, 2013, the Company had issued 50,643 shares of its common stock through its At Market issuance program (see Note 9) at an average price of $10.82 per share resulting in net proceeds of approximately $531,000. The Company believes that with the cash on hand at September 30, 2013 and the cash received subsequent to quarter end, there is sufficient cash to fund operations into the third quarter of 2014. The Company’s ability to fund operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. The Company has developed plans, including cost containment efforts in the event that such financing cannot be realized by the Company. Accordingly, based on the forecasts and estimates underlying the Company’s current operating plan, the financial statements do not currently include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As shown in the condensed consolidated financial statements, the Company incurred cumulative net losses applicable to common stockholders of $99.1 million for the cumulative period from inception (July 10, 2000) through September 30, 2013. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest, dividend payments, and the costs related to fair value accounting for the Company’s convertible debt instruments. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. Through September 30, 2013, the Company had raised a net total of $74.9 million in capital through sale and issuance of common stock, common stock purchase warrants, convertible preferred stock and debt securities in public and private offerings. From inception (July 10, 2000) through September 30, 2013, the Company used cash of $64.4 million in its operations.

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

2.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Legal and accounting fees	$115	$109
Accrued compensation	57	42
Severance agreement (Note 8)	1,000	1,000
Other	54	10

Total	$1,226	$1,161

3.	Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Research and development	$335	$248	$865	$756
General and administrative	1,473	571	2,411	1,414

Total stock-based compensation expense	$1,808	$819	$3,276	$2,170

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2012 through September 30, 2013:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	3,539,961	$5.66
Granted	425,426	3.89
Exercised	(156,349)	1.69
Options forfeited/cancelled	(302,041)	17.16

Outstanding, September 30, 2013	3,507,005	$4.59

As of September 30, 2013, there was $5,086,000 of unrecognized compensation related to 1,515,137 unvested options, which is expected to be recognized over a weighted–average period of approximately 4.2 years. The weighted-average grant date fair value for options granted during the three and nine months ended September 30, 2013 was $3.55 and $3.17, respectively. The weighted-average grant date fair value for options granted during the three and nine months ended September 30, 2012 was $1.89 and $1.72, respectively.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Nine Months Ended September 30,	Cumulative Period from Inception (July 10, 2000) to September 30, 2013
	2013
Risk-free interest rate	1.17%	1.75%
Expected life of the options	5.3 years	5.2 years
Expected volatility of the underlying stock	115%	119%
Expected dividend rate	0%	0%

On September 26, 2013, the Company modified certain vested stock options held by a former member of the Company’s board of directors. The individual left the board on May 23, 2013. The modification extended the contractual period of exercise of 103,158 stock options until the end of their original terms instead of such options expiring 3 months after service on the board ended. As a result, the Company recorded a non-cash charge of $930,000 related to the modification in the quarter ended September 30, 2013.

4.	Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2012 through September 30, 2013:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	7,424,241	$3.71
Granted	5,000	2.65
Exercised	(831,212)	4.17
Forfeited/cancelled	(50,000)	3.00

Outstanding, September 30, 2013	6,548,029	$3.65

Warrants Modification

On May 6, 2013, the Company modified the terms of the Class A-2 and Class B warrants that were originally issued to the 10X Fund with the Series B Preferred Stock offering. The Class B warrants were modified to allow for the cashless exercise of all 4,000,000 outstanding Class B warrants. Previously, only half of the Class B warrants allowed for cashless exercise. The Class A-2 warrants for the purchase of 1,000,000 shares of common and all of the Class B warrants had their exercisable life extended by an additional five years. In exchange for these modifications, the 10X Fund agreed to a future amendment of the Company’s Series B certificate of designation to remove the redemption provision such that the Series B Preferred Stock will no longer be redeemable, if and when the Company will no longer be required to issue Dr. Platt a promissory note as may currently be required under the separation agreement (see Note 8). Should the Company amend their Series B certificate of designation in the future as described above, the Company will be required at that time to evaluate whether such amendment is to be accounted for as a modification or an extinguishment of the Company’s Series B Preferred Stock. The Company has accounted for the modified terms of the Class A-2 and Class B warrants pursuant to ASC 718, Stock Compensation, whereby the Company has recognized a charge for the change in fair value of the warrants immediately before and immediately after the modification. For the three and six month period ended June 30, 2013, the Company recognized a charge of $8,763,000 related to the extension of the 5,000,000 warrants. The following assumptions were used to value the extension of the warrants immediately before and immediately after the modification: a) immediately before the modification—an expected life range of 0.77 to 2.01 years, volatility range of 77% to 96%, risk free interest rate range of 0.11% to 0.22% and zero dividends and; b) immediately following the modification—an expected life range of 5.78 to 7.02 years, volatility range of 113% to 122%, risk free interest rate range of 0.74% to 1.19% and zero dividends.

Consultant Warrants

In January 2013, the Company entered into an agreement with a consultant that provided for the grant of warrants for the purchase of 5,000 shares of common stock at an exercise price of $2.65 per share. The following assumptions were used to value the warrants: an expected life of 3 years, volatility of 87%, risk free interest rate of 0.42% and zero dividends. The Company recognized an expense of $7,000 related to these warrants at the time of the grant as they were vested at issuance. The warrants were exercised in September 2013.

5.	Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximates their carrying value due to their short-term nature. Included in cash and cash equivalents, as of September 30, 2013 and December 31, 2012, the Company had $0 and $583,000, respectively invested in money market funds which had calculated net asset values and were therefore classified as Level 2. There were no level 3 assets held at fair value at September 30, 2013 or December 31, 2012.

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

	September 30, 2013 (shares)	September 30, 2012 (shares)
Warrants to purchase shares of common stock	6,548,029	7,424,241
Options to purchase shares of common stock	3,507,005	3,541,630
Shares of common stock issuable upon conversion of preferred stock	2,618,772	2,627,110

	12,673,806	13,592,981

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

On August 16, 2013, the Company issued 500,000 shares of its common stock for proceeds of $3,000,000 to a single investor pursuant to a private placement. There were no warrants or placement fees associated with this transaction.

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

The Work Order provides for CTI’s anticipated involvement in the study from February 1, 2013 until March 31, 2014. The estimated budget for the Work Order is $2,155,000, which is subject to change as necessary, with payments made throughout the term of the project as the work is performed. During the three and nine months ended September 30, 2013, the Company recognized $239,000 and $1,329,000 of expenses related to this agreement for services performed.

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

Drug Discovery Program with the University of Georgia

In February 2013, the Company established a collaborative drug discovery program at the Complex Carbohydrate Research Center at the University of Georgia. This program is focused on the discovery of new carbohydrate molecules that can be used in the therapy of diseases where galectin proteins play a major role, including cancer and inflammatory and fibrotic disorders. The term of the agreement is effective through December 31, 2013, for which the Company will provide funding of $154,000 during the period. The Company has paid $154,000 related to this program through September 30, 2013. This agreement may be terminated by either party upon 90 days notice.

Separation Agreement

In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides for the deferral of a $1.0 million separation payment due to Dr. Platt upon the earlier occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the Company’s GM-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 83,334 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 50,000 shares of common stock; or (iii) the renewed listing of the Company’s securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger the obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that the Company could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, the Company recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at September 30, 2013 and December 31, 2012.

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

On March 29, 2013, the Company instituted arbitration before the American Arbitration Association, seeking to rescind or reform the Separation Agreement discussed above. The Company claims that Dr. Platt fraudulently induced the Company to enter into the Separation Agreement, breached his fiduciary duty to the Company, and was unduly enriched from his conduct. Along with removal of the $1.0 million milestone payment under the Separation Agreement, the Company is seeking repayment of all separation benefits paid to Dr. Platt to date. Depending on the outcome of the arbitration, the previously accrued $1.0 million could be reversed. This arbitration has been scheduled for May 2014; however, the ultimate outcome is uncertain and there is no guarantee that the Company will be successful in this demand.

On August 1, 2013, the market capitalization of the Company’s common stock exceeded $100 million and the Company received a letter dated October 1, 2013, demanding payment of the $1 million. As described in the preceding paragraph, the Company had previously instituted an arbitration against Dr. Platt seeking to rescind the Separation Agreement, including the milestone payment provision. The Company expects to delay payment for at least six months under the terms of the Separation Agreement.

Series C Post Conversion Dividend Rights

In January 2013, 5 shares of the Company’s Series C Super Dividend Convertible Preferred Stock (“Series C”) were converted into 8,475 shares of common stock (consisting of 8,334 shares of common stock for principal and 141 shares for accrued interest at the time of the conversion) which also resulted in the issuance of 5 Series C post-conversion dividend rights (“Dividend Rights”). Under the terms of the Series C, the Dividend Rights entitle the holder only to dividend payments based on actual sales of GM-CT-01 and will not participate in the 6% dividend payable on outstanding shares of Series C following a conversion to common stock. At September 30, 2013, there are a total of 10 outstanding Dividend Rights which were determined to have a de minimis value, because payment of a dividend for the Dividend Rights is considered improbable at this time and the Company has not recorded a liability related to the Dividend Rights. The Company will continue to evaluate and assess the Dividend Rights for each reporting period. At September 30, 2013, the Dividend Rights had a redemption value of $241,000.

Other Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable, except as noted above. There has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

9.	Subsequent Events

On October 16, 2013 and November 1, 2013, the 10X Fund exercised 300,000 and 200,000 respectively, Class A-2 stock purchase warrants at $3.00 per share for total proceeds to the Company of $1,500,000.

On October 25, 2013, the Company entered into an At Market Issuance Sales Agreement (the “At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the At Market Agreement. Subsequent to September 30, 2013, the Company had issued 50,643 shares of its common stock through its At Market issuance program at an average price of $10.82 per share resulting in net proceeds of approximately $531,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•	plans and expectations regarding clinical trials;

•	plans and expectations regarding regulatory approvals;

•	plans regarding lawsuits, arbitration, and any related indemnification of Company employees;

•	our strategy and expectations for clinical development and commercialization of our products;

•	potential strategic partnerships;

•	expectations regarding the effectiveness of our products;

•	plans for research and development and related costs;

•	statements about accounting assumptions and estimates;

•	expectations regarding liquidity and the sufficiency of cash to fund operations;

•	our commitments and contingencies; and

•	our market risk exposure.

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

Our drug candidates are based on our method of targeting galectin proteins, particularly galectin-3 protein, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant materials as starting material in manufacturing processes to create proprietary complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that bind and inhibit galectin proteins, we are undertaking the focused pursuit of therapies for indications where galectins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences to patients and those where current treatment options are limited. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires additional resources.

We endeavor to leverage our scientific and product development expertise as well as established relationships with outside sources to achieve cost-effective and efficient development. These outside sources, amongst others, provide us with expertise in preclinical models, pharmaceutical development, toxicology, clinical development, pharmaceutical manufacturing, sophisticated physical and chemical characterization, and commercial development. We also have established a collaborative scientific discovery program with leading experts in carbohydrate chemistry and characterization. This discovery program is aimed at the targeted development of new molecules which bind galectin proteins and offer alternative options to larger market segments in our primary disease targets. We are pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in fatty liver disease with advanced fibrosis as well as in immune enhancement for cancer therapy, specifically for metastatic melanoma. All of our proposed products are presently in development, including pre-clinical and clinical trials.

Our Drug Development Programs

We have two compounds in development, GR-MD-02 is intended to be used in the treatment fatty liver disease with advanced fibrosis and the GM-CT-01 is intended to be used in treatment of metastatic melanoma skin cancer. In addition, we intend to initiate a clinical trial of GR-MD-02 in metastatic melanoma. . These two compounds are produced from completely different, natural, readily available, starting materials, which, following chemical processing, both exhibit the property of binding to and inhibiting galectin proteins.

Our product pipeline is shown below:

Indication	Drug	Status

Fibrosis
NASH with Advanced Fibrosis	GR-MD-02	Phase I clinical trial started July 2013

Cancer Immunotherapy
Melanoma	GM-CT-01	Phase I/II study in process in Europe
Melanoma	GR-MD-02	Phase I study currently being designed

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

GR-MD-02. The main initiative in our development strategy is the application of galectin inhibition in connection with liver fibrosis, a condition that leads to cirrhosis. We believe that GR-MD-02 has the potential to treat nonalcoholic steatohepatitis (NASH) and other forms of liver fibrosis. The driving factor for our commitment to galectin inhibition for fibrosis is scientific evidence that strongly suggests that galectin-3 is essential for the development of liver fibrosis in animals. Published data show that mice lacking the galectin-3 gene are incapable of developing liver fibrosis in response to toxin insult to the liver and in fatty liver disease. Moreover, mice that do not have the galectin-3 gene are resistant to lung and kidney fibrosis. Our preclinical data show that GR-MD-02 has a powerful therapeutic effect on liver fibrosis as shown in several relevant animal models. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with non-alcoholic steatohepatitis (NASH, or fatty liver disease). Pre-clinical studies also show promise for the combination of GR-MD-02 with other approved immunotherapies and this additional use will be explored for possible advancement into clinical trials. In this regard, a phase I clinical trial is in the design phase for immunotherapy for metastatic melanoma with a combination of Yervoy (ipilimumab, BMS) and GR-MD-02 which will be conducted at Providence Portland Medical Center in Portland Oregon.

In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase I study in patients with NASH and advanced liver fibrosis to primarily evaluate the human safety of GR-MD-02 and pharmacodynamics biomarkers of disease are also included in the trial design. On March 1, 2013, the FDA indicated we could proceed with a U.S. Phase 1 clinical trial for GR-MD-02 with a development program aimed at obtaining support for a proposed indication of GR-MD-02 for treatment of NASH with advanced fibrosis. In February 2013 we entered into an agreement with Clinical Trial Services Inc. (“CTI”) to conduct a Phase I clinical trial of GR-MD-02 to assess safety and preliminary evidence of efficacy in humans. In June 2013, we submitted a Fast Track application to the FDA to help expedite its clinical development program of GR-MD-02 in the treatment of NASH with advanced fibrosis. FDA grants Fast Track designation to help expedite review and approval of drugs in development that treat serious or life threatening diseases and fill an unmet medical need. On August 7, 2013, FDA concluded that the development program for GR-MD-02 meets the criteria for Fast Track designation, and FDA has designated the investigation of GR-MD-02 for non-alcoholic steatohepatitis with hepatic fibrosis as a Fast Track development program. We began enrolling patients in this trial in July 2013 and we expect top line of the first cohort of patients (total of 8 patients) in early 2014. Results of cohort 2 and cohort 3, if needed, are expected be available by mid-2014. In late 2014 or early 2015, depending on the results of the Phase I study and available funding, we may initiate a Phase II clinical trial to assess the efficacy of GR-MD-02 in patients with NASH and advanced liver fibrosis and based on that timing we would expect top-line clinical results in the first half of 2016, depending on the final design of the phase 2 study.

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

Results of Operations

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Research and Development Expense.

	Three Months Ended September 30,		Nine Months Ended September 30,		2013 as Compared to 2012
					Three Months		Nine Months
	2013	2012	2013	2012	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$1,192	$1,409	$4,293	$3,525	$(217)	(15.4)%	$768	21.8%

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

Our research and development expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Direct external expenses:
Clinical programs	$480	$94	$1,734	$617
Pre-clinical activities	243	885	1,287	1,639
All other research and development expenses	469	430	1,272	1,269

	$1,192	$1,409	$4,293	$3,525

Clinical programs expenses increased primarily due to the startup costs related to our Phase I clinical trial agreement with CTI during the three and nine months ended September 30, 2013 versus primarily compound manufacturing, toxicology testing and other preparation costs during the three and nine months ended September 30, 2012 for GM-CT-01. As we continue enrolling patients in the Phase I trial we expect our clinical activities costs will increase and may fluctuate from quarter to quarter as the trial progresses. Pre-clinical activities increased primarily due to pre-clinical work related to fibrosis prior to the IND approval as well as our agreement with the University of Georgia. Other research and development expenses increased during the three months ended September 30, 2013 primarily due to increased stock-based compensation ($87,000) and rent and overhead expenses ($59,000). Other research and development expenses increased during the nine months ended September 30, 2013 primarily due to decreased rent and overhead expenses ($134,000) offset by increased stock-based compensation ($109,000).

We expect that our expenditures will increase in the near future as we begin activities antecedent to a Phase II clinical trial. These costs include manufacturing, toxicology and other activities in support of a timely beginning of a Phase II clinical trial. Both the time required and costs we may incur in order to commercialize a drug candidate that would result in material net cash inflow are subject to numerous variables, and therefore we are unable at this stage of our development to forecast useful estimates. Variables that make estimates difficult include the number of clinical trials we may undertake, the number of patients needed to participate in the clinical trial, patient recruitment uncertainties, trial results as to the safety and efficacy of our product, and uncertainties as to the regulatory agency response to our trial data prior to receipt of marketing approval. Moreover, the FDA or other regulatory agencies may suspend clinical trials if we or an agency believes patients in the trial are subject to unacceptable risks, or find deficiencies in the conduct of the clinical trial. Delays or rejections may also occur if governmental regulation or policy changes during our clinical trials or in the course of review of our clinical data. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of costs and completion of our program and the period during which material net cash inflows will commence are unavailable at this time.

General and Administrative Expense.

	Three Months		Nine Months		2013 as Compared to 2012
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2013	2012	2013	2012	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$2,353	$1,487	$5,007	$3,992	$866	58.2%	$1,015	25.4%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase for the three months ended September 30, 2013 as compared to the same period in 2012 are due to increased stock-based compensation ($902,000) and increased legal expenses ($48,000) related to ongoing litigation with the Company’s former CEO, Dr. Platt, offset by decreased rent ($55,000) due to our relocation in October 2012. The primary reasons for the increase for the nine months ended September 30, 2013 as compared to the same period in 2012 are due to increased stock-based compensation ($997,000), increased legal expenses ($214,000) related to our ongoing litigation with Dr. Platt, and increased investor relations ($23,000), offset by decreased rent expense ($176,000). The primary reason for the increase in stock-based compensation for the three and nine months ended September 30, 2013 was due to a modification in September 2013 of certain vested options held by a former board member to extend the contractual exercise period through the original expiration dates as opposed to 90 days after service on the board ended.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues.

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of September 30, 2013, we raised a net total of $74.9 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At September 30, 2013, we had $9.7 million of unrestricted cash and cash equivalents available to fund future operations. We believe that with the cash on hand at September 30, 2013 and the cash received subsequent to September 30, 2013 of $2.1 million from the exercise of warrants and options and issuance of shares through the At Market issuance program, there is sufficient cash to fund operations into the third quarter of 2014. As of November 8, 2013, we have remaining availability under our At Market Issuance program to raise an additional $29.5 million; however, further sales will be dependent on many factors, including timing of the need for additional funding, the market price of our common stock and other factors, some of which are beyond our control and there are no assurances that additional funds will be raised under this program. Our ability to fund operations after our current cash resources are exhausted depends on our ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. We have plans, including cost containment efforts in the event that such financing cannot be realized by us. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operations increased by $89,000 to $5,838,000 for the nine months ended September 30, 2013, as compared to $5,749,000 for the nine months ended September 30, 2012. Cash operating expenses increased principally due to increased research and development activities related to our clinical trial activity with GR-MD-02.

Net cash provided by financing activities was $6,189,000 during the nine months ended September 30, 2013 from a private placement of common stock of $3,000,000 and cash paid for warrant and option exercises of $3,189,000 as compared to $10,403,000 during the nine months ended September 30, 2012, due to a public offering we completed in the first quarter of 2012.

Payments Due Under Contractual Obligations

The following table summarizes the payments due under our contractual obligations at September 30, 2013, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$46	$39	$7	$—	$—

Total payments due under contractual obligations	$46	$39	$7	$—	$—

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

On February 1, 2013, the Company entered into a work order (the “Work Order”) with CTI in accordance with the terms of the Agreement. The Work Order provides that CTI will provide services with respect to the Company’s Phase I Clinical Trial to evaluate the safety of the Company’s drug GR-MD-02 in subjects with Non-Alcoholic Steatohepatitis (“NASH”) with advanced hepatic fibrosis. CTI will provide the following9ervices, amongst others, with respect to the Work Order: reviewing and providing notices regarding IND safety reports, selecting investigators and monitors for the study, informing investigators of new observations, monitoring the progress of the study and reviewing ongoing investigations, keeping certain records, inspecting the Company’s records and reports, and disposing of any unused supply of the investigational drug.

The Work Order provides for CTI’s anticipated involvement in the study from February 1, 2013 until March 31, 2014. The estimated budget for the Work Order is $2,155,000, which is subject to change as necessary, with payments made throughout the term of the project as the work is performed. During the three and nine months ended September 30, 2013, the Company recognized $239,000 and $1,329,000 of expenses related to this agreement for services performed.

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

Drug Discovery Program with the University of Georgia

In February 2013, the Company established a collaborative drug discovery program at the Complex Carbohydrate Research Center at the University of Georgia. This program is focused on the discovery of new carbohydrate molecules that can be used in the therapy of diseases where galectin proteins play a major role, including cancer and inflammatory and fibrotic disorders. The term of the agreement is effective through December 31, 2013, for which the Company will provide funding of $154,000. The Company has paid $154,000 related to this program through September 30, 2013. This agreement may be terminated by either party upon 90 days notice.

Separation agreement.

In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides for the deferral of a $1.0 million separation payment due to Dr. Platt upon the earlier occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the Company’s GM-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 83,334 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 50,000 shares of common stock; or (iii) the renewed listing of the Company’s securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger the obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that the Company could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, the Company recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at September 30, 2013 and December 31, 2012.

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

On March 29, 2013, the Company instituted arbitration before the American Arbitration Association, seeking to rescind or reform the Separation Agreement discussed above. The Company claims that Dr. Platt fraudulently induced the Company to enter into the Separation Agreement, breached his fiduciary duty to the Company, and was unduly enriched from his conduct. Along with removal of the $1.0 million milestone payment under the Separation Agreement, the Company is seeking repayment of all separation benefits paid to Dr. Platt to date. Depending on the outcome of the arbitration, the previously accrued $1.0 million could be reversed. This arbitration has been scheduled for May 2014; however, the ultimate outcome is uncertain and there is no guarantee that the Company will be successful in this demand.

On August 1, 2013, the market capitalization of the Company’s common stock exceeded $100 million and the Company received a letter dated October 1, 2013, demanding payment of the $1 million. As described in the preceding paragraph, the Company had previously instituted an arbitration against Dr. Platt seeking to rescind the Separation Agreement, including the milestone payment provision. The Company expects to delay payment for at least six months under the terms of the Separation Agreement.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level. During the quarter ended September 30, 2013, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2013.

GALECTIN THERAPEUTICS INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President

/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer