Form 10-K
period 2013-12-31
GALECTIN THERAPEUTICS INC
filed 2014-03-21
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2013 was $55.4 million.

The number of shares outstanding of the registrant’s common stock as of March 19, 2014 was 21,932,775.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

Item 1.	Business

Overview

We are a development-stage company engaged in drug research and development to create new therapies for fibrotic disease and cancer. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant materials as starting material in manufacturing processes to create proprietary complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that largely bind and inhibit galectin proteins, particularly galectin-3, we are undertaking the focused pursuit of therapies for indications where galectins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences to patients and those where current treatment options are limited. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires additional resources.

We endeavor to leverage our scientific and product development expertise as well as established relationships with outside sources to achieve cost-effective and efficient development. These outside sources, amongst others, provide us with expertise in preclinical models, pharmaceutical development, toxicology, clinical development, pharmaceutical manufacturing, sophisticated physical and chemical characterization, and commercial development. We also have established a collaborative scientific discovery program with leading experts in carbohydrate chemistry and characterization. This discovery program is aimed at the targeted development of new carbohydrate molecules which bind galectin proteins and offer alternative options to larger market segments in our primary disease targets. We also have established a discovery program aimed at the targeted development of small molecules (non-carbohydrate) which bind galectin proteins and may afford options for alternative means of drug delivery and as a result expand the potential uses of our compounds. We are pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immune enhancement for cancer therapy as well as in both liver fibrosis and fatty liver disease. All of our proposed products are presently in development, including pre-clinical and clinical trials.

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

Our Drug Development Programs

Galectins are a class of proteins that are made by many cells in the body. As a group, these proteins are able to bind to sugar molecules that are part of other proteins in and on the cells of our body. Galectin proteins act as a kind of molecular glue, bringing together molecules that have sugars on them. Galectin proteins, in particular galectin-3, are known to be markedly increased in a number of important diseases including scarring of organs (e.g. liver, lung, kidney, and heart) and cancers of many kinds. The increase in galectin protein promotes the disease and is detrimental to the patient.

We have two compounds in development, GR-MD-02 and GM-CT-01, both of which have shown promise in preclinical studies in treatment of fibrosis and in cancer therapy. However, we are currently focusing on development of GR-MD-02 intended to be used in the treatment of liver fibrosis and fatty liver disease and in cancer therapy in combination with immune-system modifying agent(s). Both of our proprietary compounds are produced from completely different, natural, readily available, starting materials, which, following chemical processing, both exhibit the property of binding to and inhibiting galectin proteins.

Our product pipeline is shown below:

Indication	Drug	Status
Fibrosis
NASH with Advanced Fibrosis	GR-MD-02	IND submitted January 2013, FDA indicated on March 1, 2013 that we could proceed with a Phase 1 US clinical trial. Phase 1 clinical trial started Q2-2013. Results from the first cohort of the Phase 1 clinical trial are expected in April 2014.
Lung Fibrosis	GR-MD-02	In pre-clinical development
Kidney Fibrosis	GR-MD-02	In pre-clinical development

Cancer Immunotherapy
Melanoma	GR-MD-02	Investigator IND filed in December 2013. Phase 1B study in process.

Fibrosis.    GR-MD-02 is our lead product candidate for treatment of fibrotic disease. Our preclinical data show that GR-MD-02 has a powerful therapeutic effect on liver fibrosis as shown in several relevant animal models. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with non-alcoholic steatohepatitis (NASH, or fatty liver disease). In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase 1 study in patients with NASH and advanced liver fibrosis to evaluate the human safety of GR-MD-02 and pharmacodynamics biomarkers of disease. On March 1, 2013, the FDA indicated we could proceed with a US Phase 1 clinical trial for GR-MD-02 with a development program aimed at obtaining support for a proposed indication of GR-MD-02 for treatment of NASH with advanced fibrosis. Pre-clinical studies also show promise for the combination of GR-MD-02 with other approved immunotherapies and this additional use has been advanced into clinical trials under an Investigator-sponsored IND in the United States.

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

Cancer Immunotherapy.    GM-CT-01, our initial product candidate targeted for selective cancer therapy together with a potential melanoma vaccine, initially was being studied in a clinical trial in Europe. In 2012 we initiated a Phase 1/2 clinical trial of GM-CT-01 in combination with a tumor vaccine in patients with advanced melanoma, a deadly skin cancer. The intention at the beginning of the trial was that it would be conducted at three centers in Belgium and one in Luxembourg. The operational conduct of the trial was under the control of the Cancer Centre at the Cliniques Universitaires Saint-Luc and the Ludwig Institute for Cancer Research, and this was the only center that enrolled patients. Positive results from this study could have indicated that inhibiting the “Galectin Effect” could be an enabling technology for therapy in other tumor types. In January 2014, the Cancer Centre at the Cliniques universitaires Saint-Luc and the Ludwig Institute for Cancer Research (LICR), in agreement with Galectin Therapeutics, voluntarily placed on hold its Phase 1/2 trial evaluating the safety and efficacy, GM-CT-01, in combination with an experimental peptide vaccine for the treatment of advanced metastatic melanoma. The trial was placed on hold as the investigators were unable to enroll sufficient patients with advanced stage melanoma due to the high selection criteria of patient candidates for the peptide vaccine and the recent availability of Yervoy in Europe as a treatment increasing the overall survival of metastatic melanoma patients. At the time when the trial was halted, three patients had completed the protocol with no serious adverse events. This trial was stopped because of the patient enrollment issue and not due to the perceived effects of the drugs on the disease or on safety issues.

We continue to believe there is potential for galectin inhibition to play a key role in the burgeoning area of cancer immunotherapy. For example, there have been two recent approvals of drugs that enhance a patient’s immune system to fight cancer. With many additional vaccines and immune stimulatory agents in development, industry analysts forecast that this market could generate over $35 billion in sales over the next 10 years. It is our goal to use a galectin inhibitor to enhance the immune system function to fight cancer in a way that complements other approaches to this type of therapy. Our drug candidates provide a promising new therapeutic approach to enhance the activity of the immune system against cancer cells. Preclinical studies have indicated that GR-MD-02 enhances the immune response to and more specifically increased tumor shrinkage and enhanced survival in immune competent mice with prostate, breast, melanoma and sarcoma cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1. These preclinical data have led to the filing of an Investigator-sponsored IND and the initiation of a study of GR-MD-02 in combination with Yervoy® (ipilimumab) in a Phase 1B study of patients with metastatic melanoma. This study is being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI).

We believe the mechanism of action for GM-CT-01 and GR-MD-02 is based upon interaction with, and inhibition of, galectin proteins, particularly galectin-3, which are expressed at high levels in certain pathological states including inflammation, fibrosis and cancer. While GM-CT-01 and GR-MD-02 are capable of binding to multiple galectin proteins, we believe that they have the greatest affinity for galectin-3, the most prominent galectin implicated in pathological processes. Blocking galectin in cancer and liver fibrosis has specific salutary effects on the disease process, as discussed below.

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

The primary focus of the company is to use galectin inhibitors to block galectin-3 and treat organ scarring or fibrosis in the liver. There are no approved therapies for treatment of liver fibrosis. We believe that our drug candidates have the potential to treat NASH and other forms of liver fibrosis. Scientific evidence suggests that galectin-3 is essential for the development of liver fibrosis in animals. Published data show that mice lacking the galectin-3 gene, and thus unable to produce galectin-3, are incapable of developing liver fibrosis in response to toxic insult to the liver and in fatty liver disease. Moreover, mice that do not have the galectin-3 gene are resistant to lung and kidney fibrosis. These published data show that galectin-3 is a critical protein for the development of organ fibrosis. Our drugs, based on experiments in well characterized animal models, are also potentially useful in scarring or fibrosis of other organs such as lung and kidney which expands the possibilities for therapeutic indications.

We have evaluated the ability of GR-MD-02 to block galectin-3 in animal models of liver fibrosis, the conclusions of which yielded positive results. Our pre-clinical data show that GR-MD-02 may have a therapeutic effect on liver fibrosis as shown in several relevant animal models. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with NASH. We evaluated GR-MD-02 in pre-clinical toxicology and pharmacology studies during 2013 and filed an IND with the FDA in January 2013 for initiating human studies in patients with NASH. In February 2013 we entered into an agreement with CTI Clinical Trial Services to assist with the design, development and conduct of one or more clinical research studies, specifically for services with respect to our Phase 1 clinical trials to evaluate safety of GR-MD-02 in patients with NASH. The FDA notified us in March 2013 that we may proceed with a Phase 1 clinical trial for patients with NASH and we began enrolling patients in the Phase 1 clinical trial in the third quarter of 2013. In August 2013, GR-MD-02 was granted Fast Track designation by the FDA for NASH with hepatic fibrosis, commonly known as fatty liver disease with advanced fibrosis. In January 2014, we completed the enrollment of the first cohort of patients in the Phase 1 trial with no serious adverse events being reported. We anticipate that initial safety and tolerability results, as well as biomarkers to evaluate for potential disease effect, from the first cohort of patients will be available by early April 2014. The second cohort of this phase 1 trial is expected to start around the end of April 2014. Depending on the results of the Phase 1 study, we expect to initiate a Phase 2 clinical trial in late 2014 to early 2015 to assess the efficacy of GR-MD-02 in patients with NASH and advanced liver fibrosis. The timing of initial results from the Phase 2 trial are dependent upon the trial design but currently are planned to be available in the first half of 2016. Our Phase 2 clinical program is likely to include additional clinical trials to fully characterize human response to GR-MD-02 and to better position the Company for a successful Phase 3 clinical trial program.

GR-MD-02 is a proprietary galactoarabino-rhamnogalacturonan polysaccharide polymer that is comprised predominantly of galacturonic acid, galactose, arabinose, rhamnose, and smaller amounts of other sugars. Structural studies have shown that GR-MD-02 binds to galectin-1 and to galectin-3 with binding affinity to galectin-3 being significantly greater than binding to galectin-1. Similar to GM-CT-01, GR-MD-02 targets extracellular galectins. With respect to GR-MD-02, we currently have patent applications pending with respect to composition of matter, cancer immunotherapy, diabetic kidney disease, lung fibrotic disease, and inflammatory disease associated with increase in inducible nitric oxide synthase. Patents have been granted with respect to liver fibrosis, NASH, and liver fibrosis in combination with other therapeutic agents allowed. Compounds for subcutaneous administration are currently under development.

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

The role of galectins in cancer immunotherapy can be understood through the “Galectin Effect”, a recent discovery of how tumors avoid the body’s own immune system, i.e., the tumors secrete galectin proteins that block the body’s efforts to fight tumors. Our current program to block the “Galectin Effect” is based on the research of Dr. Pierre van der Bruggen (of the Ludwig Institute of Cancer Research in Brussels, Belgium),

demonstrating that galectin-3, which is produced by the vast majority of human cancers, binds to and blocks the actions of tumor-infiltrating T-lymphocytes, the major immune cell in the body’s defense against cancers. In addition, Dr. Will Redmond of the Earl Chiles Cancer Research Institute in Portland Oregon has shown that our galectin inhibitors can enhance the anti-tumor immunogenic effect of other immunotherapies based on targeting lymphocyte checkpoints such as CTLA4. Based on these results, we believe that the body’s immune cells may be unable to attack and kill tumor cells in the presence of galectins. Using this approach, the mechanism of action for our drugs seeks to block galectins and, in turn, restore the ability of the T-lymphocytes to kill tumor cells.

In May 2012, we initiated a Phase 1/2 clinical trial of GM-CT-01 in Belgium in combination with a tumor vaccine in patients with advanced melanoma, a deadly skin cancer. The Belgian Federal Agency of Medicine and Health Products, or FAMHP, granted approval for this clinical trial, which was being conducted at three centers in Belgium and one in Luxembourg. The only trial site that was initiated was at the Ludwig Cancer Institute in Belgium. In January 2014, the Cancer Centre at the Cliniques universitaires Saint-Luc and the Ludwig Institute for Cancer Research (LICR), in agreement with Galectin Therapeutics, voluntarily placed on hold its Phase 1/2 trial evaluating the safety and efficacy, GM-CT-01, in combination with an experimental peptide vaccine for the treatment of advanced metastatic melanoma. The trial was placed on hold as the investigators were unable to enroll sufficient patients with advanced stage melanoma due to the high selection criteria of patient candidates for the peptide vaccine and the recent availability of Yervoy in Europe as a treatment increasing the overall survival of metastatic melanoma patients. . At the time when the trial was halted, three patients had completed the protocol with no serious adverse events. This trial was stopped because of patient enrollment issue and not due to the perceived effects of the drugs on the disease or on safety issues.

The company supported preclinical studies led by tumor immunology expert William L. Redmond, Ph.D., of the Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI). The preclinical study found that GR-MD-02 increased tumor shrinkage and enhanced survival in immune competent mice with prostate and breast cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1. These findings suggest a role for GR-MD-02 in cancer immunotherapy. These preclinical observations by Dr Redmond provided scientific rationale for proceeding and lead to the filing by Providence Portland Medical Center of an Investigator-sponsored IND to conduct a Phase 1B study to determine if GR-MD-02 enhances the probability of melanoma response with ipilimumab by inducing proliferation, activation and memory function of CD8+ T cells in human patients. This study represents a novel approach for patients with metastatic melanoma. The IND was approved by FDA in February 2014.

The study will employs a dose escalation of GR-MD-02 in conjunction with the standard therapeutic dose of ipilimumab in patients with advanced melanoma for whom ipilimumab would be considered standard of care. In addition to monitoring for toxicity and clinical response by irRECIST criteria on imaging tests, blood samples will be obtained to assess immunologic measures relevant to galectin biology and ipilimumab T-cell check-point inhibition. Galectin Therapeutics will provide its proprietary compound GR-MD-02 to EACRI researchers, as well as supply researchers with supporting analysis of the pharmacokinetics of GR-MD-02 and the right to reference the Company’s open IND on GR-MD-02.

There are potentially additional pathways for the development of GR-MD-02 and GM-CT-01 for use in treatment of cancer. GM-CT-01 was found to be generally safe when studied in a Phase 1 clinical trial in end-stage cancer patients with multiple tumor types alone and in combination with 5-Fluorouracil (5-FU), which is an FDA-approved chemotherapy used for treatment of various types of cancer. Three Phase 2 studies were conducted, but were only partially completed due to financing issues at the time. Based on these completed Phase 1 and partially completed Phase 2 clinical trials, we are exploring additional potential indications for the use of GM-CT-01 in combination with cancer chemotherapy.

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

In January 2014, we received a notice of allowance from the U.S. Patent and Trademark Office for Patent Application Number 13/550,962 titled “Galactose-Pronged Polysaccharides in a Formulation for Anti-fibrotic Therapies.” The patent covers both composition claim for and uses of the Company’s carbohydrate-based galectin inhibitor compound GR-MD-02 for use in patients with liver fibrosis in combination with other potential therapeutic agents. The patent covers use of GR-MD-02 with agents directed at multiple targets, some of which are currently in clinical development for fibrotic disorders including monoclonal antibodies to connective tissue growth factor, integrins, and TGF-b1.

In September 2013, we received a notice of issuance from the U.S. Patent and Trademark Office for Patent Application Number 13/573,454 titled “Galacto-rhamnogalacturonate compositions for the treatment of non-alcoholic steatohepatitis and non-alcoholic fatty liver disease” that will issue on February 25, 2014 as U.S. Patent Number 8,658,787. The patent covers the Company’s carbohydrate-based galectin inhibitor compound GR-MD-02 for use in patients with fatty liver disease with or without fibrosis or cirrhosis.

In July 2012, we received a notice of issuance from the U.S. Patent and Trademark Office for the U.S. Patent number 8,236,780 issued on August 7, 2013 titled “Galactose-prolonged polysaccharides in a formulation for antifibrotic therapies”. This methods patent covers key methods of derivation and use for our carbohydrate-based galectin inhibitor compound for use in patients with chronic liver disease associated with the development of fibrosis, established liver fibrosis or end-stage scarring, or cirrhosis. The major claim is for a method of obtaining a galacto-rhamnogalacturan compound from an apple pectin, obtaining a composition for parenteral administration the galacto-rhamnogalacturonan compound in an acceptable pharmaceutical carrier and administering to a subject having at least one of the following: chronic liver disease associated with the development of fibrosis, established liver fibrosis or cirrhosis. The use covers inhibiting or slowing the progression of fibrosis. GR-MD-02 is covered by this patent and it provides opportunities for development of additional compounds in the class.

As of January 31, 2014, we held nine granted U.S. patents, foreign granted patents (Japan, E.U., New Zealand), seven international patent applications, and have eight U.S. patent applications . Many of our patents and patent applications cover composition of matter for complex carbohydrate drugs and methods of use for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent or for use in treatment of fibrosis. The scheduled expiration dates of our United States patents span from 2020 to 2033. We have corresponding patent applications pending in Europe, Israel, and Brazil. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to Our Intellectual Property”. Our competitive position, in part, is contingent upon protection of our intellectual property.

Research

Our primary focus is on the design and testing of agents which target galectins in various in vitro and in vivo systems and which demonstrate efficacy in treatment of experimentally induced fibrosis or enhance immune system responsiveness in various tissues and in live animal models. Our prior focus was on the design and analysis of galectin targeting therapeutics to improve the clinical benefit of chemotherapeutic agents and biologics: GM-CT-01 was a result of this effort. We contract with independent laboratories and other facilities to conduct our research, which is designed, evaluated and managed by our scientists. While we conduct in house research related to our compounds at SBH laboratories in Massachusetts, we do not anticipate building additional in-house research or development facilities or hiring staff other than for purposes of designing and managing our out-sourced research.

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

Our research and development expenditures totaled $33.3 million for the cumulative period from inception (July 10, 2000) through December 31, 2013. During the years ended December 31, 2013 and 2012, our expenditures for research and development were $5.7 million and $4.5 million, respectively. We expense all research and development costs as they are incurred.

In January, 2014 we created, with SBH Sciences, Inc. (Natick, Ma), Galectin Sciences, LLC, a collaborative joint venture to research and develop small organic molecule inhibitors of galectin-3 for oral administration.

Using computer molecular modeling techniques coupled with in vitro screening of a variety of compound libraries, SBH Sciences had identified several small organic molecules with promising galectin-3 inhibitory activity in vitro. Galectin Sciences LLC will further develop these unique organic molecule inhibitors of galectin-3 as drug candidates as well as develop additional candidates. Galectin Sciences LLC will build on the scientific body of knowledge amassed by SBH Sciences, coupled with Galectin Therapeutics’ knowledge and expertise of galectins’ pathological role and mechanism of action in inflammation, fibrosis and many cancers. The long-term goal of this effort is to identify and develop drug candidates that are highly specific galectin inhibitors which may be formulated for oral administration. The intermediate term goal is the development of small molecule inhibitors of galectin-3 which exhibit activity in in vivo preclinical disease models of fibrosis and cancer in which galectins play a key role.

Because, increased levels of galectin proteins have been implicated in a very large number of inflammatory, fibrotic and neoplastic diseases; the discovery and development of orally active galectin inhibitors would be a major step towards expanded treatment approaches for these disorders. This early drug discovery effort may lead to drugs that would expand our pipeline as follow on compounds to our first in class galectin inhibitors, GR-MD-02 and GM-CT-01.

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

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent Institutional Review Board (“IRB”), before it can begin. Study subjects must sign an informed consent form before participating in a clinical trial. Phase 1 usually involves the initial introduction of the investigational drug into patients to evaluate its safety, dosage tolerance, pharmacodynamics, and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific indications. Phase 3 trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. There is no assurance that these trials will be completed within a specified period of time, if at all.

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

Employees

We currently have six full-time employees, two of whom are involved primarily in management of our pre-clinical research and development and clinical trials and four who were involved primarily in management and administration of our Company. We also have two contractors who provide product development, manufacture and clinical trial support.

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

Risks Related to Our Company

We have incurred net losses to date and must raise additional capital in order to continue to operate after 2015.

We have incurred net losses in each year of operation since our inception in July 2000. Our accumulated deficit as of December 31, 2013 was $102 million and our cumulative net loss applicable to common stockholders as of December 31, 2013 was $102.2 million. We had $10.5 million of unrestricted cash as of December 31, 2013. Additionally, in January and February 2014, the Company received approximately $28.2 million in net proceeds from the issuance of common stock at then-current market prices through its at the market (“ATM”) financing arrangement and $1.5 million from the exercise of stock purchase warrants. The Company currently believes there is sufficient cash to fund currently planned operations through 2015. We will require more cash to fund our operations after 2015. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be obtainable on terms favorable to us. If our current clinical trials are unsuccessful or do not produce positive results, it may be particularly difficult for us to raise additional capital. If we do not raise additional cash for operations after 2015, we may not be able to continue operations and may be forced to seek bankruptcy protection.

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

GR-MD-02 our lead product candidate for fibrosis is in Phase 1 of the human clinical trial phase of drug development in the US. GR-MD-02 is also currently in an investigator sponsored, human clinical trial being conducted by Providence Portland Medical Center in combination with Yervoy® (ipilimumab) in patients with metastatic melanoma. We cannot assure you that these trials will yield successful results, that they will lead to the generation of revenue, or that we will obtain regulatory approval in other countries.

There are currently no FDA clinical trials ongoing for GM-CT-01.

We filed for an IND with the FDA for GR-MD-02 in January 2013 for initiating human clinical trials in patients with NASH, and the FDA notified us in March 2013 that we may proceed with a Phase 1 clinical trial. Our Phase 1 clinical trial began in July 2013. Pre-clinical studies and clinical trials are expensive, time-consuming and ultimately may not be successful. The results of pre-clinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Also, it is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. For example, even though GM-CT-01 progressed successfully through Phase 1 and was progressing successfully through Phase 2 human trials (which were only partially completed due to financing issues in 2010), it may fail in Phase 3 trials or in later stages of development. We will engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. Pre-clinical studies and clinical trials may not start or be completed as we forecast and may not achieve the desired results. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate.

Even if we receive regulatory approval, we may be unable to commercialize our product candidates.

Even if GR-MD-02, GM-CT-01 and other future product candidates achieve positive results in clinical trials, we may be unable to commercialize them. The availability of government and third party payor reimbursement, and pricing, especially compared to competitor products, could affect our ability to commercialize our product candidates. Our general inability to obtain necessary regulatory approvals and, if obtained, to commercialize our products would substantially impair our viability.

There are risks associated with our reliance on third parties to design trial protocols, arrange for and monitor the clinical trials, and collect and analyze data.

As we develop products eligible for clinical trials, we will contract with independent parties to assist us in the design of the trial protocols, arrange for and monitor the clinical trials, collect data and analyze data. For instance, in February 2013, we entered into an agreement with CTI Clinical Trial Services, Inc. and CTI Clinical Consulting Services, Inc. for the purpose of assisting us in the design, development and conduct of one or more clinical research studies from time to time. In accordance with this agreement, CTI is conducting the Phase 1 clinical trial for GR-MD-02 to evaluate the drug’s safety in subjects with NASH with advanced hepatic fibrosis. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and will be dependent on governmental participation and funding. Additionally, GR-MD-02 is being studied by Providence Portland Medical Center in an Investigator-sponsored IND to conduct a Phase 1B study to determine if GR-MD-02 enhances the probability of melanoma response with ipilimumab by inducing proliferation, activation and memory function of CD8+ T cells in human patients. This study represents a novel approach for patients with metastatic melanoma. The IND was approved by FDA in February 2014.

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

We may fail to comply with our reporting and other requirements under federal securities laws.

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

Each of the above factors and other unanticipated factors beyond our control could prevent us from gaining approval for our drugs in a cost-effective and timely manner, which could have a material adverse impact on our business.

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

Risks Related to Our Common Stock

The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including but not limited to:

•	the results of our pre-clinical studies and clinical trials, including interim result

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	our issuance of additional securities, including debt or equity or a combination thereof, which may be necessary to fund our operating expenses;

•	announcements of technological innovations or new products by us or our competitors;

•	loss of any strategic relationship;

•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results; and

•	whether an active trading market in our common stock develops and is maintained.

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

Our articles of incorporation authorize the issuance of capital stock including 20,000,000 authorized undesignated shares (8,001,000 designated as of December 31, 2013), and empowers our board of directors to prescribe, by resolution and without stockholder approval, a class or series of undesignated shares, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, we may designate and issue additional shares or series of preferred stock that would rank senior to the shares of common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution.

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

The 10X Fund owns all of our issued and outstanding Series B Preferred Stock, which are convertible into 2,000,000 shares of our common stock. The 10X Fund owns related warrants exercisable to purchase an aggregate of 5,000,000 shares of our common stock. As of December 31, 2013, we have issued 988,186 shares of our common stock as dividends on the Series B Preferred Stock and 1,500,000 shares of our common stock on the exercise of warrants by 10X Fund. In addition, (i) James C. Czirr, a managing partner of the 10X Fund and Executive Chairman of our board of directors, owns or controls approximately 862,000 shares of our common stock, including shares of Series A on an as converted basis, and has the right to acquire 666,667 additional shares of our common stock upon the exercise of outstanding stock options (416,667 of which are exercisable as of December 31, 2013); and (ii) Rod D. Martin, a managing partner of the 10X Fund and Vice Chairman of our board of directors, owns or controls approximately 91,000 shares of our common stock and has the right to acquire 114,236 additional shares of our common stock upon the exercise of outstanding stock options (103,791 of which are exercisable as of December 31, 2013). As of December 31, 2013, on a fully diluted basis, assuming conversion of all Series B Preferred Stock and exercise of all outstanding warrants, the 10X Fund would own approximately 29% of our then outstanding shares of common stock, which, together with the shares of our common stock that would be owned by Mr. Czirr and Mr. Martin (assuming exercise of all vested options at that date), would constitute approximately 34% of the then outstanding shares.

As holder of Series B Preferred Stock, the 10X Fund is entitled to elect three directors in a separate class vote, nominate three directors for election by all shares entitled to vote, and provide or withhold consent to a range of fundamental corporate actions we may wish to undertake, such as recapitalization, sale of our company, and other matters. Such concentration of stock ownership and related rights could have the effect of delaying, deterring or preventing corporate events that our other security holders may desire or consider beneficial to the company.

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

Our common stock is currently traded on The NASDAQ Capital Market and, despite certain increases of trading volume from time to time, there have been periods when it could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. Some of our shareholders have registration rights to facilitate sales of large blocks of our common stock. We have filed a shelf registration statement to allow registered sales of up to 9.7 million shares by these shareholders. We may consider additional capital raising transactions within the next twelve months, which would likely result in issuances of additional shares which would be dilutive to current shareholders. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

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

At times, our shares of common stock and warrants have been thinly traded, so you may be unable to sell at or near ask prices or even at all if you need to sell your shares or warrants to raise money or otherwise desire to liquidate your shares or warrants.

We cannot predict the extent to which an active public market for our common stock and warrants will develop or be sustained. Our common stock is currently traded on The NASDAQ Capital Market and experiences periods when it could be considered “thinly-traded.” This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will be sustained, or that current trading levels will be sustained or not diminish.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease 3,610 square feet for our executive offices located at 4960 Peachtree Industrial Blvd., Norcross, GA. We also lease approximately 300 square feet in Natick, MA, for use by research and development consultants and which is collocated with one of our research and development service vendors. We believe these spaces are suitable for our present operations.

Item 3.	Legal Proceedings

From time to time, the Company is exposed to litigation relating to its operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse effect on its financial condition or results of operations, except as noted below:

On October 12, 2012, David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors, commenced a lawsuit under the Massachusetts Wage Act against Dr. Traber and Thomas McGauley, who in their capacities as the Company’s Chief Executive Officer and the Company’s former Chief Financial Officer, respectively, can be held individually liable under the Wage Act for non-payment of wages. The lawsuit is based on the facts and issues raised in a previous arbitration proceeding between Dr. Platt and the Company regarding payment of a $1.0 million separation payment under Dr. Platt’s Separation Agreement, and other unspecified “wages.” The statute provides that a successful claimant may be entitled to multiple damages, interest and attorney’s fees. Although the Company is not a party to the lawsuit, it plans to indemnify Dr. Traber and Mr. McGauley consistent with its obligations under the by-laws and applicable law, believes the lawsuit is without merit, and intends a vigorous defense on their behalf. On April 29, 2013, the Court allowed Dr. Traber’s and Mr. McGauley’s motion to dismiss. On May 28, 2013, Dr. Platt filed a Notice of Appeal to appeal the Court’s order allowing the defendants’ motion to dismiss.

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

On October 1, 2013, the Company received a letter dated October 1, 2013 from Dr. Platt demanding payment of the $1 million in accordance with the terms of the Separation Agreement. As described in the preceding paragraph, the Company had previously instituted an arbitration proceeding against Dr. Platt seeking to rescind the Separation Agreement, including the milestone payment provision upon which his demand is based. The Company expects to delay payment for at least six months from the date of his demand under the terms of the Separation Agreement.

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

	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$4.55	$1.96
Second Quarter	$5.22	$3.19
Third Quarter	$13.21	$3.96
Fourth Quarter	$12.75	$5.35
Fiscal Year Ended December 31, 2012
First Quarter	$6.00	$3.75
Second Quarter	$4.40	$1.89
Third Quarter	$3.48	$1.61
Fourth Quarter	$2.24	$1.60

Holders of Common Stock

As of March 19, 2014, there were 123 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders. Based on information available to us, we believe there are approximately 7,486 non-objecting beneficial owners of our shares of our common stock in addition to the record holders.

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

2012 Common Stock and Warrant Offering with Reverse Split and 2013 At Market Issuance Agreement

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

On October 25, 2013, the Company entered into an At Market Issuance Sales Agreement (the “At Market Agreement”) under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time. As of December 31, 2013, the Company had issued 99,942 shares of its common stock through its At Market issuance program resulting in gross proceeds of approximately $944,000. In January and February 2014, the Company issued 2,663,647 shares of common stock for gross proceeds of approximately $29,051,000 which completed the At Market Agreement.

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

We have two compounds in development that are intended to be used in the treatment of liver fibrosis and fatty liver disease and in cancer therapy. These two compounds are produced from completely different, natural, readily available, starting materials, which, following chemical processing, both exhibit the property of binding to and inhibiting galectin proteins. GR-MD-02, our lead product for treatment of liver fibrosis and fatty liver disease with inflammation and fibrosis and in cancer therapy, is a proprietary complex polysaccharide polymer possessing both linear and globular structures, which is derived from a plant source. GM-CT-01 is a proprietary linear polysaccharide polymer comprised of mannose and galactose that has a precisely defined chemical structure and which is also derived from a plant source.

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

We have evaluated the ability of GR-MD-02 to block galectin-3 in animal models of liver fibrosis, the conclusions of which yielded positive results. Our pre-clinical data show that GR-MD-02 may have a therapeutic effect on liver fibrosis as shown in several relevant animal models. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with NASH. In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase 1 study in patients with NASH and advanced liver fibrosis to primarily evaluate the human safety of GR-MD-02 and pharmacodynamics biomarkers of disease are also included in the trial design. On March 1, 2013, the FDA indicated we could proceed with a U.S. Phase 1 clinical trial for GR-MD-02 with a development program aimed at obtaining support for a proposed indication of GR-MD-02 for treatment of NASH with advanced fibrosis. In February 2013 we entered into an agreement with Clinical Trial Services Inc. (“CTI”) to conduct a Phase 1 clinical trial of GR-MD-02 to assess safety and preliminary evidence of efficacy in humans. In June 2013, we submitted a Fast Track application to the FDA to help expedite its clinical development program of GR-MD-02 in the treatment of NASH with advanced fibrosis. FDA grants Fast Track designation to help expedite review and approval of drugs in development that treat serious or life threatening diseases and fill an unmet medical need. On August 7, 2013, FDA concluded that the development program for GR-MD-02 meets the criteria for Fast Track designation, and FDA has designated the investigation of GR-MD-02 for non-alcoholic steatohepatitis with hepatic fibrosis as a Fast Track development program. We began enrolling patients in this trial in July 2013 and we expect top line of the first cohort of patients (total of 8 patients) around the end of the first quarter of 2014. Results of cohort 2 and cohort 3, if needed, are expected be available by August 2014 and November 2014, respectively. Near the end of 2014 or early 2015, depending on the results of the Phase 1 study, we expect to initiate a Phase 2 clinical trial to assess the efficacy of GR-MD-02 in patients with NASH and advanced liver fibrosis and based on that timing we would expect top-line clinical results in the first half of 2016, depending on the final design of the Phase 2 study.

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

GM-CT-01, our initial candidate targeted for selective cancer therapy together with a potential melanoma vaccine, initially was being studied in a clinical trial in Europe. In 2012 we initiated a Phase 1/2 clinical trial of GM-CT-01 in combination with a tumor vaccine in patients with advanced melanoma, a deadly skin cancer. The trial was being conducted at three centers in Belgium and one in Luxembourg. The operational conduct of the trial was under the control of the Cancer Centre at the Cliniques Universitaires Saint-Luc and the Ludwig Institute for Cancer Research. Positive results from this study could have indicated that inhibiting the “Galectin Effect” could be an enabling technology for therapy in other tumor types. In January 2014, the Cancer Centre at the Cliniques universitaires Saint-Luc and the Ludwig Institute for Cancer Research (LICR), in agreement with Galectin Therapeutics, voluntarily placed on hold its Phase 1/2 trial evaluating the safety and efficacy, GM-CT-01, in combination with an experimental peptide vaccine for the treatment of advanced metastatic melanoma. The trial was placed on hold as the investigators were unable to enroll sufficient patients with advanced stage melanoma due to the high selection criteria of patient candidates for the peptide vaccine and the recent availability of Yervoy in Europe as a treatment increasing the overall survival of metastatic melanoma patients.

We continue to believe there is potential for galectin inhibition to play a key role in the burgeoning area of cancer immunotherapy. For example, there have been two recent approvals of drugs that enhance a patient’s immune system to fight cancer. With many additional vaccines and immune stimulatory agents in development, industry analysts forecast that this market could grow to over $7 billion by 2015. It is our goal to use a galectin inhibitor to enhance the immune system function to fight cancer and, most important, that complements other approaches to this type of therapy. Our drug candidates provide a promising new therapeutic approach to enhance the activity of the immune system against cancer cells. Preclinical studies have indicated that GR-MD-02 and GM-CT-01 enhance the immune response to and more specifically increased tumor shrinkage and enhanced survival in immune competent mice with prostate and breast cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1. These preclinical data have led to the filing of an Investigator-sponsored IND and the initiation of a study of GR-MD-02 in combination with Yervoy® (ipilimumab) in a Phase 1B study of patients with metastatic melanoma. This study is being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI).

We previously attempted to gain regulatory approval of GM-CT-01 for use in combination with 5-FU (5-Fluorouracil, an anti-cancer chemotherapy drug) containing chemotherapy regiments for metastatic colorectal cancer in Colombia. This approach had been recommended to the Company by key oncology opinion leaders in Colombia and by PROCAPS S.A. (“PROCAPS”), a Colombia-based pharmaceutical company. There has been no approval of GM-CT-01 in a major region such as the U.S. or Europe and it was determined that approval from the regulatory authority in Columbia (INVIMA) would require additional clinical trial data. Although the Company worked with PROCAPS to design a Phase 3 clinical trial, a satisfactory plan could not be agreed upon and we terminated the Agreement with PROCAPS (as described below), effective September 29, 2012, and have no current plans to continue attempts to gain approval of GM-CT-01 in Columbia. We had not taken into account projections for any potential revenues from this agreement in our financing plans.

Agreement with PROCAPS S.A.

On March 25, 2010, we granted PROCAPS S.A. (in the form of a definitive term sheet) exclusive rights to market and sell GM-CT-01 to treat cancer in Colombia, South America. PROCAPS is an international, privately held pharmaceutical company based in Barranquilla, Colombia. In October 2010, we received a payment of $200,000 and shipped GM-CT-01 to PROCAPS to be used by PROCAPS to undertake initial steps contemplated by the term sheet. We recorded the $200,000 payment from PROCAPS as deferred revenue on the consolidated balance sheet as of December 31, 2011, to be recognized when the remaining deliverables of the agreement were completed.

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

PROCAPS had not obtained approval to sell GM-CT-01 in Columbia as required by the Agreement and, as they were in material breach of the Agreement, we terminated the Agreement, effective September 29, 2012. With no further obligations under the Agreement, we recognized the $200,000 payment as Other Income in the Statement of Operations during the year ended December 31, 2012.

Results of Operations from the Years Ended December 31, 2013 and 2012

Research and Development Expense

	Year ended December 31,		2013 as Compared to 2012
	2013	2012	$ Change	% Change
	(in thousands, except %)
Research and development	$5,688	$4,527	$1,161	26%

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

We have two product candidates, GR-MD-02 and GM-CT-01. We filed for an IND for GR-MD-02 in January 2013 and in February 2013 we entered into an agreement with CTI to conduct a Phase 1 clinical trial of GR-MD-02. In March 2013, the FDA indicated we could proceed with a Phase 1 human clinical trial of GR-MD-02, and we began enrolling patients in the third quarter of 2013. In January 2014, we completed the enrollment of the first cohort of patients in the Phase 1 trial with no serious adverse events being reported. We anticipate that initial safety and tolerability results, as well as biomarkers to evaluate for potential disease effect, from the first cohort of patients will be available by early April 2014. The second cohort of this Phase 1 trial is expected to start around the end of April 2014. Depending on the results of the Phase 1 study, we expect to initiate a Phase 2 clinical trial in late 2014 to early 2015 to assess the efficacy of GR-MD-02 in patients with NASH and advanced liver fibrosis. The timing of initial results from the Phase 2 trial are dependent upon the trial design but currently are planned to be available in the first half of 2016. Our Phase 2 clinical program is likely to include additional clinical trials to fully characterize human response to GR-MD-02 and to better position the Company for a successful Phase 3 clinical trial program

Our research and development expenses were as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Direct external expenses:
Clinical programs and pre-clinical activities	$3,936	$2,999
Other research and development expenses:
Payroll and other	761	606
Stock based compensation	991	922

	$5,688	$4,527

Clinical programs and pre-clinical expenses for the year ended December 31, 2013, increased compared to the same period in 2012, due primarily to costs of $1,892,000 related our Phase 1 clinical trial which began in 2013 offset by decreases in expenses for pre-clinical and drug manufacturing totaling $956,000. We expect as we continue our Phase 1 trial for GR-MD-02 in 2014 and prepare for our Phase 2 program, our clinical and pre-clinical program costs will increase substantially.

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

General and Administrative Expense

	Year ended December 31,		2013 as Compared to 2012
	2013	2012	$ Change	% Change
	(in thousands, except %)
General and administrative	$6,416	$5,372	$1,044	19%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase for the year ended December 31, 2013 as compared to the same period for 2012 are due to increased stock-based compensation of $928,000, increased legal expenses of $49,000 related to our ongoing litigation with Dr. Platt, increased insurance expense of $92,000 and increased investor relations expense of $66,000, offset by decreased rent expense of $177,000. The primary reason for the increase in stock-based compensation for the year ended December 31, 2013 was due to a modification in September 2013 of certain vested options held by a former board member to extend the contractual exercise period through the original expiration dates as opposed to 90 days after service on the board ended.

Other Income and Expense

During the year ended December 31, 2012, other income and expense consisted primarily of the $200,000 payment from PROCAPS which was previously accounted for as deferred income and recognized upon the termination of the PROCAPS Agreement, as previously described.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2013, we raised a net total of $77.4 million from these offerings. At December 31, 2013, the Company had $10,489,000 of unrestricted cash and cash equivalents available to fund future operations. Additionally, in January and February 2014, the Company received $28,178,000 in net proceeds from the issuance of common stock at then-current market prices through its at the market (“ATM”) financing arrangement and $1,500,000 from the exercise of stock purchase warrants. The Company currently believes there is sufficient cash to fund currently planned operations through 2015. We will require more cash to fund our operations after 2015 and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations after 2015, we may be required to cease operations or seek bankruptcy protection.

We have accrued an expense of $1,000,000 that is payable to David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors, upon certain company milestone events occurring in 2013 pursuant to his Separation Agreement with the Company; however, on March 29, 2013, we instituted arbitration before the American Arbitration Association, seeking to rescind or reform the Separation Agreement. Depending on the outcome of the arbitration, the accrual could be reversed. The timing and ultimate outcome of this arbitration, though, is uncertain and there is no guarantee that we will be successful in this demand. See “Item 3. Legal Proceedings” for further description of the arbitration.

Net cash used in operations decreased by $16,000 to $7,484,000 for 2013, as compared to $7,500,000 for 2012. Cash operating expenses increased principally due to increased research and development activities primarily related to our fibrosis development and Phase 1 clinical trial for GR-MD-02 begun in 2013, offset by an increase in accounts payable and accrued expenses at December 31, 2013 over December 31, 2012.

Cash provided by investing activities during 2012 consisted of a decrease in restricted cash by $64,000 as our $59,000 secured letter of credit for office space and $10,000 of secured credit cards were released, offset by equipment purchases of $5,000. There were no equipment purchases or other investing activities in 2013.

Net cash provided by financing activities was $8,609,000 during 2013 as compared to $10,403,000 during 2012, due primarily to the transaction described below.

In 2013, we received $4,776,000 from the exercise of stock options and warrants. Additionally, in 2013, we received $3,000,000 from a private placement of unregistered common stock and received $833,000 in net proceeds from our at the market stock issuance program. On March 28, 2012, we issued 2,666,722 shares of common stock and related $5.63 warrants to purchase 1,333,361 shares of common stock, resulting in gross proceeds of $12,000,000 (net proceeds of $10,403,000).

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

In October 2012, we entered into an operating lease for office space collocated with lab space for research and development activities in Massachusetts. The lease is for a period of one year, beginning on October 1, 2012, for a rate of $15,000 for the term, payable in equal monthly increments. This lease was continued on a month to month basis from October 1, 2013.

Separation agreement.

As described above under “Legal Proceedings,” the Company has recognized a $1.0 million severance payment due to David Platt, Ph.D., its former Chief Executive Officer and Chairman of the Board of Directors, and the amount is included in accrued expenses at September 30, 2013 and December 31, 2012. On May 2, 2012, Dr. Platt instituted an arbitration proceeding with the American Arbitration Association seeking a $1 million payment pursuant to the terms of his Separation Agreement with the Company. While his demand was denied by the arbitrator in November 2012, Dr. Platt commenced a lawsuit under the Massachusetts Wage Act against Dr. Traber and Thomas McGauley, who in their capacities as the Company’s Chief Executive Officer and the Company’s former Chief Financial Officer, respectively, can be held individually liable under the Wage Act for non-payment of wages. The statute provides that a successful claimant may be entitled to multiple damages, interest and attorney’s fees. Although the Company is not a party to the lawsuit, it plans to indemnify Dr. Traber and Mr. McGauley consistent with its obligations under the by-laws and applicable law. On April 29, 2013, the Court allowed Dr. Traber’s and Mr. McGauley’s motion to dismiss. On May 28, 2013, Dr. Platt filed a Notice of Appeal to appeal the Court’s order allowing the defendants’ motion to dismiss.

On March 29, 2013, the Company instituted arbitration before the American Arbitration Association, seeking to rescind or reform the Separation Agreement. On August 1, 2013 the market capitalization of the Company’s common stock exceeded $100 million and the Company received a letter from Dr. Platt dated October 1, 2013, demanding payment of the $1 million. The Company expects to delay payment pending the outcome of the arbitration instituted against Dr. Platt.

Depending on the outcome of the arbitration and litigation, the Company could be required to pay Dr. Platt the $1.0 million, and possibly multiple damages, interest and attorney’s fees, or the previously accrued $1.0 million could be reversed, See “Legal Proceedings” for further description.

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

Warrants.    We have issued common stock warrants in connection with the execution of certain equity and debt financings and consulting agreements. Certain warrants, no longer outstanding, had been accounted for as derivative liabilities at fair value. Such warrants did not meet the criteria that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities were recorded in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.” Warrants that are not considered derivative liabilities are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. There were no warrant liabilities as of December 31, 2013 or 2012.

Stock-Based Compensation.    Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. For awards that have performance based vesting conditions the Company recognizes the expense over the estimated period that the awards are expected to be earned. The Company generally uses the Black-Scholes option-pricing model to calculate the grant date fair value of stock options. For options that only vest upon the achievement of market conditions, the Company values the options using a Monte Carlo model to calculate the grant date fair value of the stock options. The expense related to options that vest based on market conditions is not reversed should those options not ultimately vest. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Stock options issued to non-employees are accounted for in accordance with the provisions of ASC Subtopic 505-50, Equity-Based Payments to Non-employees, which requires valuing the stock options using an option pricing model (the Company uses Black-Scholes) and measuring such stock options to their current fair value when they vest.

Research and Development Expenses.    Costs associated with research and development are expensed as incurred. Research and development expenses include, among other costs, salaries and other personnel-related costs, and costs incurred by outside laboratories and other accredited facilities in connection with clinical trials and preclinical studies.

Forward-Looking Statements

Certain statements made herein that look forward in time or express management’s expectations or beliefs with respect to the occurrence of future events are forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund operations through 2015; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

•	our early stage of development,

•	we have incurred significant operating losses since our inception and cannot assure you that we will generate revenue or profit,

•	our dependence on outside capital,

•	we may be unable to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates,

•	uncertainties related to our technology and clinical trials,

•

we may be unable to demonstrate the efficacy and safety of our developmental product candidates in human trials, intellectual property protection, and we may be unable to improve upon, protect and/or enforce our intellectual property,

•

we are subject to extensive and costly regulation by the U.S. Food and Drug Administration (FDA) and by foreign regulatory authorities, which must approve our product candidates in development and could restrict the sales and marketing and pricing of such products,

•	competition and stock price volatility in the biotechnology industry,

•	limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports.

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

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Our management has concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), or COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

Management conducted an evaluation of internal controls based on the COSO framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

As we are neither a large accelerated filer nor an accelerated filer, as defined in Rule 12b-2 under the Exchange Act, we are exempt from the requirement to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, in connection with our Annual Meeting of Stockholders which is scheduled to be held on May 13, 2014 (the “2014 Proxy Statement”) under the captions “Election of Directors,” “Board of Directors Meetings and Committees of the Board,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.galectintherapeutics.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

Item 11.	Executive Compensation

The information required by this Item will be incorporated by reference from the information under the caption “Compensation of Named Executive Officers” contained in our 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our 2014 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item will be incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in our 2014 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be incorporated by reference from the information under the captions “Audit Fees”, “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Policies and Procedures” contained in our 2014 Proxy Statement.

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

3.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2012.)

3.2	Amended and Restated Bylaws of Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2012.)

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.)

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on February 11, 2009. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

3.5

Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the secretary of State of the State of Nevada on August 12, 2009. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 as filed with the Commission on August 14, 2009.)

3.6

Certificate of Amendment No. 2 to the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, as filed with the State of Nevada, on February 17, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 17, 2010.)

3.7

Certificate of Amendment with respect to the Amended and Restated Certificate of Designation of Preferences, Rights and Limitation of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on January 26, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

3.8

Certificate of Designation of Preferences, Rights and Limitation of Series C Super Dividend Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of Nevada on December 30, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.)

3.9

Certificate of Change as filed with the Nevada Secretary of State on March 1, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)

Exhibit Number	Description of Document
4.1	Form of Class A-1 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.2	Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.3	Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.4	Amended Form of Class A-1 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.5	Amended Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.6	Amended Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.7

Form of Warrant Agreement between Galectin Theapeitucs Inc. and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant certificate) (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)

10.1†

Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 filed with the Commission on November 14, 2001.)

10.2†

Pro-Pharmaceuticals, Inc. 2003 Non-employee Director Stock Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on Form S-8, as filed with the Commission on October 22, 2003.)

10.3†

Employment Agreement, effective January 2, 2004, between Pro Pharmaceuticals, Inc. and David Platt. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 30, 2004.)

10.4†

Form of Incentive Stock Option Agreement (under the 2001 Stock Incentive Plan). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.)

10.5†

Form of Non-Qualified Stock Option Agreement (under the 2001 Stock Incentive Plan). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.)

10.6†

Form of Non-Qualified Stock Option Agreement (under the 2003 Non-Employee Director Stock Incentive Plan). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.)

10.7	Form of Common Stock Purchase Warrant. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 15, 2008.)

10.8

Promissory Note dated February 12, 2009 issued by Pro Pharmaceuticals, Inc. in favor of 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

10.9

Security Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

Exhibit Number	Description of Document
10.10

Escrow Agreement dated February 12, 2009 among Pro Pharmaceuticals, Inc., 10X Fund, L.P. and Investment Law Group of Gillett, Mottern & Walker, LLP, as Escrow Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

10.11

Registration Rights Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

10.12†

Separation Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and David Platt, Ph.D. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

10.13†	Pro-Pharmaceuticals, Inc. 2009 Incentive Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

10.14†

Form of Restricted Stock Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.15†

Form of Non-Qualified Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.16†

Form of Incentive Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.17	Agreement with the 10X Fund L.P., dated February 11, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 17, 2010.)

10.18†	Common Stock Purchase Warrant dated August 3, 2010 issued to Peter Traber. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2010.)

10.19	Letter Agreement Between 10X Fund, L.P. and Pro-Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2010.)

10.20

Form of Securities Purchase Agreement for Series C Super Dividend Convertible Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.)

10.21

Agreement dated January 21, 2011, between Pro-Pharmaceuticals, Inc. and 10X Fund L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

10.22†	Non-Qualified Stock Option Agreement dated March 7, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 9, 2011.)

10.23†

Amended Employment Agreement dated March 8, 2011 between Anthony D. Squeglia, and Pro-Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 14, 2011.)

10.24†

Amended Employment Agreement dated March 8, 2011 between Maureen Foley, and Pro-Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 14, 2011.)

Exhibit Number	Description of Document
10.25†

Amended Employment Agreement dated March 31, 2011 between Anatole Klyosov, and Pro-Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2011.)

10.26†

Employment Agreement dated March 31, 2011 between Eli Zomer and Pro-Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2011.)

10.27†

Separation Agreement dated March 31, 2011 between Pro-Pharmaceuticals, Inc. and Theodore D. Zucconi (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2011.)

10.28

Agreement dated April 22, 2011, between Pro-Pharmaceuticals, Inc. and Sigma-Aldrich, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 28, 2011.)

10.29†

Employment Agreement dated March 31, 2011 between Peter Traber, and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 2, 2011.)

10.30†

Employment Agreement dated June 28, 2011 between James C. Czirr, and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on July 5, 2011.)

10.31†	Non-Qualified Stock Option Agreement for Peter G. Traber, M.D. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on August 15, 2011.)

10.32†	Non-Qualified Stock Option Agreement for James C. Czirr (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on August 15, 2011. )

10.33†

Consulting Agreement, dated March 2, 2012 between Galectin Therapeutics Inc. and Thomas A. McGauley (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 11, 2012.)

10.34†

Independent Consulting Agreement dated April 30, 2012, between Scott L. Friedman, M.D. and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2012.)

10.35†

Amended Employment Agreement dated July 19, 2012 between Maureen Foley and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2012.)

10.36†

Employment Agreement dated August 27, 2012, 2012 between Harold H. Shlevin and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2012.)

10.37†

Independent Consulting Agreement dated September 19, 2012 between Thomas A. McGauley and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2012.)

10.38

Amended and Restated Master Services Agreement dated February 1, 2013 between Galectin Therapeutics Inc. and CTI Clinical Trial Services, Inc. and CTI Clinical Consulting Services Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 10, 2013.)

10.39	Amended Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

Exhibit Number	Description of Document
10.40	Amended Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.41†

Employment Agreement dated June 20, 2013 between Jack W. Callicutt and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.42†

Amendment to Independent Consulting Agreement dated June 19, 2013 between Thomas A. McGauley and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.43†	Stock Option Agreement with Thomas A. McGauley dated June 19, 2013 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.44

At Market Issuance Sales Agreement, dated October 25, 2013, by and between Galectin Therapeutics Inc. and MLV & Co. LLC (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on October 25, 2013.)

21.1*	Subsidiaries of Galectin Therapeutics Inc.

23.1*	Consent of McGladrey LLP, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Label Linkbase Document.

101.PRE***	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
#	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Submitted electronically herewith.
†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2014.

GALECTIN THERAPEUTICS INC.

By:	/s/ PETER G. TRABER
Name: Peter G. Traber, M.D.
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER G. TRABER Peter G. Traber, M.D.	Chief Executive Officer, President and Director (principal executive officer)	March 21, 2014

/s/ JACK W. CALLICUTT Jack W. Callicutt	Chief Financial Officer (principal financial and accounting officer)	March 21, 2014

/s/ JAMES C. CZIRR James C. Czirr	Executive Chairman and Director	March 21, 2014

/s/ ROD D. MARTIN Rod D. Martin	Vice-Chairman and Director	March 21, 2014

/s/ GILBERT F. AMELIO Gilbert F. Amelio	Director	March 21, 2014

/s/ ARTHUR R. GREENBERG Arthur R. Greenberg	Director	March 21, 2014

/s/ KEVIN D. FREEMAN Kevin D. Freeman	Director	March 21, 2014

/s/ JOHN MAULDIN John Mauldin.	Director	March 21, 2014

/s/ STEVEN PRELACK Steven Prelack	Director	March 21, 2014

/s/ H. PAUL PRESSLER H. Paul Pressler	Director	March 21, 2014

/s/ MARC RUBIN Marc Rubin, M.D.	Director	March 21, 2014

Galectin Therapeutics Inc.

(A Development Stage Company)

1. Report of Independent Registered Public Accounting Firm	F-1

2. Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2

3. Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the cumulative period from inception (July 10, 2000) to December 31, 2013	F-3

4.       Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012 and for the cumulative period from inception (July 10, 2000) to December  31, 2013

F-4

5. Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the cumulative period from inception (July 10, 2000) to December 31, 2013	F-16

6. Notes to Consolidated Financial Statements	F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Galectin Therapeutics Inc.

Norcross, Georgia

We have audited the accompanying consolidated balance sheets of Galectin Therapeutics, Inc. (a development stage company, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (July 10, 2000) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from inception (July 10, 2000) to December 31, 2009 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the report of other such auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Galectin Therapeutics as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and for the period from inception (July 10, 2000) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Charlotte, North Carolina

March 21, 2014

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,489	$9,364
Prepaid expenses and other current assets	198	153

Total current assets	10,687	9,517

Property and equipment, net	3	8
Restricted cash and security deposit	—	6
Intangible assets, net	23	30

Total assets	$10,713	$9,561

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$762	$397
Accrued expenses	1,651	1,161
Accrued dividends payable	73	80

Total current liabilities	2,486	1,638

Other long-term liabilities	—	6

Total liabilities	2,486	1,644

Commitments and contingencies (Note 11)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at December 31, 2013 and 2012, redemption value and liquidation value: $1,800,000, at December 31, 2013	1,715	1,698
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at December 31, 2013 and 2012, redemption value and liquidation value: $4,200,000, at December 31, 2013	3,112	2,900
Series C super dividend convertible preferred stock; 1,000 shares authorized, 196 and 220 issued and outstanding at December 31, 2013 and 2012, respectively, redemption value: $5,547,000, liquidation value: $1,989,400 at December 31, 2013	1,919	2,154
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at December 31, 2013 and 2012, 8,001,000 shares designated at December 31, 2013 and 2012
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,452,500 and 1,562,500 issued and outstanding at December 31, 2013 and 2012, liquidation value $1,496,000 at December 31, 2013,	587	632
Common stock, $0.001 par value; 50,000,000 shares authorized at December 31, 2013 and 2012, 18,386,900 and 16,060,853 issued and outstanding at December 31, 2013 and 2012, respectively	18	16
Additional paid-in capital	102,841	80,535
Deficit accumulated during the development stage	(101,965)	(80,018)

Total stockholders’ equity (deficit)	1,481	1,165

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$10,713	$9,561

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Cumulative from inception (July 10, 2000) to December 31,
	2013	2012	2013
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$5,688	$4,527	$33,298
General and administrative	6,416	5,372	53,452

Total operating expenses	12,104	9,899	86,750

Total operating loss	(12,104)	(9,899)	(86,750)

Other income (expense):
Interest income	16	24	834
Interest expense	—	—	(4,451)
Change in fair value of convertible debt instrument	—	—	(3,426)
Change in fair value of warrant liabilities	—	—	9,022
Other income	—	200	691

Total other income (expense)	16	224	2,670

Net loss	$(12,088)	$(9,675)	$(84,080)

Preferred stock dividends	(867)	(976)	(5,104)
Preferred stock accretion	(229)	(230)	(4,274)
Warrant modification	(8,763)	—	(8,763)

Net loss applicable to common stockholders	$(21,947)	$(10,881)	$(102,221)

Basic and diluted net loss per share	$(1.30)	$(0.72)
Shares used in computing basic and diluted net loss per share	16,874	15,131

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Cumulative Period From Inception (July 10, 2000) to December 31, 2013

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

Cumulative Period From Inception (July 10, 2000) to December 31, 2013

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

Cumulative Period From Inception (July 10, 2000) to December 31, 2013

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

Cumulative Period From Inception (July 10, 2000) to December 31, 2013

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

Cumulative Period From Inception (July 10, 2000) to December 31, 2013

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

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2013

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Series A 12% Convertible Preferred Stock issued in a February 4, 2008 private placement (net of cash issuance costs of $52,000)							1,742,500	704					704
Common stock issued in a February 25, 2008 offering (net of cash issuance costs of $369,000)									1,250,000	1	1,043		1,044
Issuance of common stock in payment of Series A 12% Convertible Preferred Dividend									185,392		1,023	(1,070)	(47)
Issuance of Common Stock Warrants											20		20
Reclassification of Warrant Liabilities											3,193		3,193
Deferred compensation relating to issuance of stock options											455		455

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2013

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Stock compensation expense related to fair market revaluation											157		157
Stock based compensation expense											15,424		15,424
Stock compensation related to the issuance of common shares									12,515		53		53
Cumulative effect of adoption of new accounting principle											(458)	254	(204)
Issuance of Series B-1 redeemable convertible preferred stock and warrants, net of issuance costs of $300,000	900,000	395									1,105		1,105
Accretion of Series B-1 redeemable convertible preferred stock to redemption value		1,320										(1,320)	(1,320)

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2013

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of Series B-2 redeemable convertible preferred stock and warrants, net of issuance costs of $188,000			2,100,000	1,174							2,761		2,761
Beneficial conversion feature recognized on issuance of series B-2 redeemable convertible preferred stock				(1,016)							1,016		1,016
Issuance of Series C super dividend convertible preferred stock, net of issuance costs of $47,000					225	2,203							—
Conversion of Series C super dividend convertible preferred stock to common stock					(29)	(284)			48,527		284		284

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2013

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Accretion of Series B-2 redeemable convertible preferred stock to redemption value				2,215								(2,215)	(2,215)
Series B-1 12% redeemable convertible preferred stock dividend									334,913		1,212	(1,212)	—
Series B-2 12% redeemable convertible preferred stock dividend									653,274		2,440	(2,440)	—
Series C super dividend convertible preferred stock dividend									86,967		347	(380)	(33)
Accretion of beneficial conversion feature for Series B-2				685								(685)	(685)
Issuance of restricted common stock									454,167	1	(1)		—
Issuance of common stock upon exercise of warrants									4,704,518	4	18,808		18,812

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

Cumulative Period From Inception (July 10, 2000) to December 31, 2013

(in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Issuance of common stock upon exercise of options									611,945	1	632		632
Conversion of Series A to common stock							(290,000)	(117)	48,387		117		—
2012 Issuance of common stock and warrants, net of issuance costs of $1,597									2,666,722	3	10,400		10,403
2013 Issuance of common stock, net of issuance costs of $111									599,942	1	3,832		3,833
Issuance of shares related to reverse split of common stock									3,324				—
Modification of warrants											8,763	(8,763)	—
Net loss since inception												(84,080)	(84,080)

Balance at December 31, 2013	900,000	$1,715	2,100,000	$3,112	196	$1,919	1,452,500	$587	18,386,900	$18	$102,841	$(101,965)	$1,481

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2013 and 2012

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

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

For the Years Ended December 31, 2013 and 2012

(amounts in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
Accretion of Series B redeemable convertible preferred stock		17		158								(175)	(175)
Accretion of beneficial conversion feature for Series B-2				54								(54)	(54)
Series A 12% convertible preferred stock dividend									25,062		148	(148)
Series B-1 12% redeemable convertible preferred stock dividend									36,106		178	(178)
Series B-2 12% redeemable convertible preferred stock dividend									84,553		418	(418)
Series C super dividend convertible preferred stock dividend									23,848		123	(123)
Issuance of common stock upon exercise of warrants									1.284.948	1	4,504		4,505
Issuance of common stock upon exercise of options									213,008		271		271
Issuance of common stock, net of issuance costs of $111									599,942	1	3,832		3,833
Conversion of Series A to common stock							(110,000)	(45)	18,387		45
Conversion of Series C super dividend convertible preferred stock to common stock					(24)	(235)			40,193		235		235
Modification of warrants											8,763	(8,763)
Stock-based compensation expense											3,789		3,789
Net loss												(12,088)	(12,088)

Balance at December 31, 2013	900,000	$1,715	2,100,000	$3,112	196	$1,919	1,452,500	$587	18,386,900	$18	$102,841	$(101,965)	$1,481

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Cumulative Period from Inception (July 10, 2000) to December 31, 2013
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,088)	$(9,675)	$(84,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	9	567
Stock-based compensation expense	3,789	2,792	16,163
Non-cash interest expense	—	—	4,279
Change in fair value of convertible debt instrument	—	—	3,426
Change in fair value of warrant liabilities	—	—	(9,022)
Write off of intangible assets	—	—	351
Changes in operating assets and liabilities:
Grant receivable	—	—	—
Prepaid expenses and other assets	(39)	(55)	(195)
Accounts payable and accrued expenses	848	(577)	2,474
Other long-term liabilities	(6)	6	—

Net cash used in operating activities	(7,484)	(7,500)	(66,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	( )	(5)	(431)
Change in restricted cash and security deposit		69	—
Increase in patents costs and other assets	—	—	(404)

Net cash provided by (used in) investing activities		64	(835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	3,833	10,403	42,926
Net proceeds from issuance of Series A 12% convertible preferred stock and related warrants	—	—	1,691
Net proceeds from issuance of Series B-1 12% redeemable convertible preferred stock and related warrants	—	—	1,548
Net proceeds from issuance of Series B-2 12% redeemable convertible preferred stock and related warrants	—	—	3,935
Net proceeds from issuance of Series C super dividend convertible preferred stock	—	—	2,203
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	—	(1,641)
Net proceeds from exercise of common stock warrants and options	4,776	—	16,069
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	8,609	10,403	77,361

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,125	2,967	10,489
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,364	6,397	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,489	$9,364	$10,489

SUPPLEMENTAL DISCLOSURE—Cash paid for interest	$—	$—	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$—	$4,445	$9,482
Conversion of accrued expenses into common stock	—	26	329
Conversion and redemptions of convertible notes and accrued interest into common stock	—	—	12,243
Conversion of extension costs related to convertible notes into common stock	—	—	171
Payment of preferred stock dividends in common stock	867	976	5,022
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

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

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2013, the Company had $10,489,000 of unrestricted cash and cash equivalents available to fund future operations. Additionally, in January and February 2014, the Company received $28,178,000 in net proceeds from the issuance of common stock at market through its at the market (“ATM”) financing arrangement and $1,500,000 from the exercise of stock purchase warrants.

As shown in the consolidated financial statements, the Company incurred cumulative net losses applicable to common stockholders of $102.2 million for the period from inception (July 10, 2000) through December 31, 2013. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest, dividend payments, and the costs related to fair value accounting for the Company’s convertible debt instruments. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. Through December 31, 2013, the Company had raised a net total of $77.4 million in capital through sale and issuance of common stock, common stock purchase warrants, convertible preferred stock and debt securities in public and private offerings. From inception (July 10, 2000) through December 31, 2013, the Company used cash of $66.0 million in its operations.

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

2.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

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

Fair Value Measurements.    The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The estimated value of accounts payable and accrued expenses approximates their carrying value due to their short-term nature using level 3 inputs as defined above. Included in cash and cash equivalents, as of December 31, 2013 and 2012, the Company had $0 and $583,000, respectively, invested in money market funds which had calculated net asset values and were therefore classified as Level 2.

Cash and Cash Equivalents.    The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents.

Prepaid Expenses and Other Current Assets.    Prepaid expenses and other assets consist principally of prepaid insurance and prepaid rent on the Company’s leased executive office space.

Property and Equipment.    Property and equipment, including leasehold improvements, are stated at cost, net of accumulated depreciation and amortization, and are depreciated or amortized using the straight-line method over the estimated useful lives of the related assets of generally three years for computers and office equipment, five years for furniture and fixtures and the shorter of the useful life or life of the lease for leasehold improvements.

Restricted Cash and Security Deposit.    At December 31, 2013 and 2012, the Company had a security deposit of $6,000 for leased office space. The security deposit was included in Prepaid Expenses and Other Current Assets at December 31, 2013.

Intangible Assets.    Intangible assets include patent costs, consisting primarily of related capitalized legal fees, which are amortized over an estimated useful life of five years from issuance. Amortization expense in 2013 and 2012 was $7,000 and $6,000, respectively. Gross intangible assets at December 31, 2013 and 2012 totaled $78,000 each year, and accumulated amortization at December 31, 2013 and 2012 totaled $55,000 and $48,000, respectively.

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

Warrants.    The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. Certain warrants were accounted for as derivative liabilities at fair value. Such warrants did not meet the accounting criteria that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.” Warrants that are not considered derivative liabilities are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of warrants was determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. There were no warrant liabilities as of December 31, 2013 or 2012.

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

Stock-Based Compensation.    Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. For awards that have performance based vesting conditions the Company recognizes the expense over the estimated period that the awards are expected to be earned. The Company generally uses the Black-Scholes option-pricing model to calculate the grant date fair value of stock options. For options that only vest upon the achievement of market conditions, the Company values the options using a Monte Carlo model to calculate the grant date fair value of the stock options. The expense related to options that vest based on market conditions is not reversed should those options not ultimately vest. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Stock options issued to non-employees are accounted for in accordance with the provisions of ASC Subtopic 505-50, Equity-Based Payments to Non-employees, which requires valuing the stock options using an option pricing model (the Company uses Black-Scholes) and measuring such stock options to their current fair value when they vest.

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

4.	Property and Equipment

Property and equipment consists of the following at December 31:

	2013	2012
	(in thousands)
Leasehold improvements	$2	$2
Computer and office equipment	13	13
Furniture and fixtures	59	59

Total	74	74
Less accumulated depreciation and amortization	(71)	(66)

Property and equipment—net	$3	$8

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $5,000 and $3,000, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2013	2012
	(in thousands)
Legal and accounting fees	$103	$109
Accrued compensation	526	42
Severance agreement (Note 11)	1,000	1,000
Other	22	10

Total	$1,651	$1,161

6.	Stockholders’ Deficit

At December 31, 2013, the Company had 50,000,000 shares of common stock and 20,000,000 undesignated shares authorized. As of December 31, 2012, 5,000,000 shares have been designated for Series A 12% Convertible Preferred Stock, 900,000 shares have been designated for Series B-1 Convertible Preferred Stock, 2,100,000 shares have been designated for Series B-2 Convertible Preferred Stock, 1,000 shares have been designated for Series C Super Dividend Convertible Preferred Stock and 11,999,000 remain undesignated.

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

2012 Offering of Units

On March 22, 2012, the Company entered into an underwriting agreement, relating to the offer and sale of 1,159,445 units (the “Units”) of the Company, each unit consisted of two shares of Common Stock and one warrant to purchase one share of Common Stock. Pursuant to the underwriting agreement, the Company granted the underwriters a 45-day option to purchase up to an additional 173,916 Units to cover over-

allotments, which they exercised on March 26, 2012. The public offering price for each Unit was $9.00. Each warrant has an initial exercise price of $5.63 per share, is exercisable upon separation of the Units and expires on March 28, 2017.

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

On March 28, 2012, in connection with the underwritten financing as described above, the Company issued a total of 46,378 common stock purchase warrants to the underwriters. These warrants expire May 2, 2016, have an exercise price of $5.63 per share, and are exercisable beginning one year from March 22, 2012 (the date of the underwriting agreement). These warrants were valued at $143,000 as of the date of issuance (March 28, 2012), using the closing price of $4.20, life of 4.1 years, volatility of 117% and risk free interest rate of 0.78%. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company has determined that these warrants issued in connection with this financing transaction were not derivative liabilities and therefore, were recorded as additional paid-in capital.

Effective as of March 23, 2012, and in connection with the pricing of the offering of Units, the Company effected a one-for-six reverse split of its Common Stock. Per the terms of the reverse split, all fractional shares were rounded up. Based on the effective split date of March 23, 2012, the Company issued 3,324 shares of common stock to cover fractional shares.

2013 Private Placement of Common Stock

On August 16, 2013, the Company issued 500,000 unregistered shares of its common stock for proceeds of $3,000,000 to a single investor pursuant to a private placement. There were no warrants or placement fees associated with this transaction.

2013 At Market Issuance of Common Stock

On October 25, 2013, the Company entered into an At Market Issuance Sales Agreement (the “At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the At Market Agreement. As of December 31, 2013, the Company had issued 99,942 shares of its common stock through its At Market issuance program at an average price of $9.02 per share resulting in gross proceeds of approximately $944,000. The Company incurred one time, initial legal and accounting costs of approximately $82,000 and commissions of $29,000 resulting in net proceeds of $833,000 as of December 31, 2013. In January and February 2014, the Company issued 2,663,647 shares of common stock for net proceeds of approximately $28,178,000 which completed the At Market Agreement.

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

In 2013, 110,000 shares of Series A were converted into 18,387 shares of common stock. Prior to 2013, a total of 180,000 shares of Series A had been converted into 30,000 shares of common stock.

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

Conversion Rights.    Each share of Series B is convertible into two-thirds (approximately 0.667) shares of common stock at the conversion price of $3.00 per share at the option of (i) the holder, at any time and (ii) the Company, at any time after February 12, 2010 (and upon 10 days notice) if the common stock is quoted at or above $9.00 for 15 consecutive trading days and an effective registration statement regarding the underlying shares of common stock is in effect (subject to certain monthly volume limits). Pursuant to an agreement with the holder of all shares of Series B, on January 26, 2011, the Company amended and restated the Certificate of Designation of Preferences, Rights and Limitations for the Series B-1 and Series B-2, to remove the Company’s right to compel conversion of the Series B Preferred Stock to shares of its Common Stock

Redemption Rights.    Pursuant to an agreement with the holder of all shares of Series B, on January 26, 2011, the Company amended and restated the Certificate of Designation of Preferences, Rights and Limitations for the Series B-1 and Series B-2, to provide that, upon notice of not less than 30 trading days, a holder of Series B may require the Company to redeem, in whole or in part at any time on or after the earlier of (a) February 12, 2019 or (b) the date of issuance of a promissory note to David Platt (see Note 11) in connection with the achievement of certain milestones under his separation agreement.

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

Liquidation Rights.    In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Series B will receive $2 per share plus accrued and unpaid dividends, payable prior and in preference to any distributions to the holders of Common Stock but pari passu with the holders of the Series A 12% Convertible Preferred Stock.

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

Warrants.    Each Class A-1 warrant, Class A-2 warrant and Class B warrant is exercisable at $3.00 per share of common stock at any time on or after the date of issuance until the fifth anniversary of the respective issue date. The Company may, upon 30 days notice and so long as an effective registration statement regarding the underlying shares of common stock is in effect, issue a termination notice with respect to (i) each Class A-1 warrant on any trading day on which the market value of the common stock for each of the 15 previous trading days exceeded $7.50 per share and (ii) each Class A-2 warrant on any trading day on which the market value of the common stock for each of the 15 previous trading days exceeded $10.50 per share. All Class A-1 warrants were exercised for cash proceeds of $3,000,000 in 2011 and 500,000 of the Class A-2 warrants were exercised for cash proceeds of $1,500,000 in 2013. Subsequently, in January 2014, the remaining 500,000 Class A-2 warrants were exercised for cash proceeds of $1,500,000.

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

On December 30, 2010, the Company sold and issued 212 shares of Series C at a price of $10,000 per share for gross proceeds of $2,120,000. The Company incurred $47,000 of cash transaction costs resulting in net cash proceeds of $2,073,000. In addition, the Company issued 500 warrants exercisable at $7.20 to a placement agent which had a de minimis value. Additionally, in January 2011, the Company sold and issued 13 shares of Series C at a price of $10,000 per share for gross proceeds of $130,000.

The terms of the Series C are as follows:

Conversion Rights.    Each holder of Series C may convert all, but not less than all, of his Series C shares plus accrued and unpaid dividends into Common Stock at the price of $6.00 per share of Common Stock (“Conversion Price”), such that approximately 1,667 shares of Common Stock will be issued per each converted share of Series C (accrued and unpaid dividends will be issued as additional shares). At December 31, 2013, the 196 outstanding shares of Series C were convertible into a total of approximately 326,667 shares of Common Stock.

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

The dividend shall be payable in arrears semiannually on March 31 and September 30, beginning with the first such date after the original issue date; provided, however, that all dividends and all other distributions shall cease, and no further dividends or other distributions shall be paid, in respect of each share of Series C from and after such time that the Maximum Payout has been paid in respect of such share of Series C. Such dividends shall be payable at the Company’s option either in cash or in duly authorized, fully paid and non-assessable shares of Common Stock valued at the higher of (i) $3.00 per share or (ii) the average of the Common Stock trading price for the ten (10) consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.

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

In July 2011, 5 shares of Series C were converted into 8,334 shares of common stock and 5 Series C Post Conversion Dividend Rights (Dividend Rights) were issued. In 2013, 24 shares of Series C were converted into 40,193 shares of common stock and 24 Dividend Rights were issued. Per the terms of the Series C, these Dividend Rights shall continue to participate in dividends, however the Floor shall not apply. At December 31, 2013 and 2012, these Dividend Rights were determined to have a de minimis value, as the payment of a dividend is considered improbable at this time. The Company will continue to evaluate and assess the Series C Post Conversion Dividend Right for each reporting period.

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

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2013 and 2012. At December 31, 2013, the Series C redemption value was $5,547,000.

Voting Rights.    The Series C shares have no voting rights.

7.	Warrants and Warrant Liabilities

Warrants

Warrant activity is summarized as follows:

Outstanding at December 31, 2011	6,673,405
Issued	1,379,739
Cancelled	(616,726)
Exercised	(12,177)

Outstanding at December 31, 2012	7,424,241

Issued	5,000
Cancelled	(1,344,012)
Exercised	(50,000)

Outstanding at December 31, 2013	6,035,229

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2013.

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
February 12, 2009 Series B-1 Transaction
$0.50 Investor Warrants—Class B	1,200,000	$3.00	February 12, 2009	February 12, 2014
May 13, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class B	600,000	$3.00	May 13, 2009	May 13, 2014
June 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	33,333	$3.00	June 30, 2009	June 30, 2014
$0.50 Investor Warrants—Class B	333,333	$3.00	June 30, 2009	June 30, 2014
May 1, 2009 Consultant Warrants	6,250	$3.00	May 1, 2009	May 1, 2014
June 30, 2009 Consultant Warrants	40,000	$3.00	June 30, 2009	June 30, 2014
August 12, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	50,000	$3.00	August 12, 2009	August 12, 2014
$0.50 Investor Warrants—Class B	200,000	$3.00	August 12, 2009	August 12, 2014
September 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	54,166	$3.00	September 30, 2009	September 30, 2014
$0.50 Investor Warrants—Class B	216,666	$3.00	September 30, 2009	September 30, 2014
November 4, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	51,666	$3.00	November 4, 2009	November 4, 2014
$0.50 Investor Warrants—Class B	206,666	$3.00	November 4, 2009	November 4, 2014
December 8, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	54,167	$3.00	December 8, 2009	December 8, 2014
$0.50 Investor Warrants—Class B	216,667	$3.00	December 8, 2009	December 8, 2014
January 29, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	54,167	$3.00	January 29, 2010	January 29, 2015
$0.50 Investor Warrants—Class B	216,667	$3.00	January 29, 2010	January 29, 2015
March 8, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	55,834	$3.00	March 8, 2010	March 8, 2015
$0.50 Investor Warrants—Class B	223,334	$3.00	March 8, 2010	March 8, 2015
April 30, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	51,667	$3.00	April 30, 2010	April 30, 2015
$0.50 Investor Warrants—Class B	206,667	$3.00	April 30, 2010	April 30, 2015
May 10, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class A-2	95,000	$3.00	May 10, 2010	May 10, 2015
$0.50 Investor Warrants—Class B	380,000	$3.00	May 10, 2010	May 10, 2015
May 25, 2010 Consultant Warrants	14,584	$4.50	May 25, 2010	May 25, 2014
May 25, 2010 Consultant Warrants	7,500	$15.00	May 25, 2010	May 25, 2014
June 15, 2010 Consultant Warrants	100,000	$4.26	June 15, 2010	June 15, 2015
December 9, 2010 Consultant Warrants	33,334	$3.90	December 9, 2010	December 9, 2015
December 30, 2010 Placement Agent Warrants	500	$7.20	December 30, 2010	December 30, 2015
March 28, 2012 Offering Warrants	1,333,061	$5.63	March 28, 2012	March 28, 2017

Total outstanding warrants	6,035,229

In January 2014, the remaining 500,000 Class A-2 warrants were exercised for cash proceeds of $1,500,000.

Consultant Warrants

In May 2008 the Company entered into an agreement with Investor Relations Group (“IRG”) for IRG to provide investor relations services to the Company in exchange for cash and warrants on a monthly basis. On September 30, 2008 the Company terminated the agreement under the provisions of the agreement. During the effective contract period IRG earned 6,500 warrants valued at $3,000. The expense associated with these warrants was calculated using the Black-Scholes option-pricing model and charged to stock compensation expense. The warrants were exercisable at $3.00 per share for a period of three years and expired in 2011.

In April 2009, the Company entered into agreements with consultants that provided for the grant of warrants for the purchase of 55,000 shares of common stock at an exercise price of $3.00 per share. Of the 55,000 warrants, 13,334 vested immediately and 41,666 will vest upon the achievement of certain milestones. The initial 13,334 warrants were valued at $32,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 134%, risk free interest rate of 1.76% and zero dividends and the expense recognized upon issuance. During the year ended December 31, 2010, 8,334 warrants vested (valued at $16,000 on the vesting date using the following assumptions: expected life of 3.06 years, volatility of 140%, risk free interest rates of 1.69% and zero dividends). In 2010, when it appeared probable that the remaining 33,332 warrants would vest, the Company valued the warrants at $124,000 as of December 31, 2010 using the following assumptions: expected life of 2.29 years, volatility of 141%, risk free interest rates of 0.61% and zero dividends. The Company valued the warrants at $104,000 as of December 31, 2011 using the following assumptions: expected life of 1.29 years, volatility of 70%, risk free interest rates of 0.12% and zero dividends. The Company recognized expense related to the 33,332 warrants of $111,000 for the year ended December 31, 2010 and a reversal of expense of $13,000 for the year ended December 31, 2011. During the year ended December 31, 2012, these warrants were no longer expected to vest and the Company recognized a reversal of previously recognized expense related to these warrants of $100,000 for the year ended December 31, 2012. The 33,333 warrants that had vested from the April 2009 issuance expired in April 2013.

In May 2009, the Company entered into agreements with consultants that provided for the grant of warrants to purchase 95,834 shares of common stock at an exercise price of $3.00 per share of which 74,000 vested and 21,834 were forfeited. The warrants were valued at $232,000 on issuance based on the following assumptions: an expected life of 5 years, volatility of 124%, risk free interest rate of 2.16% and zero dividends. The Company recognized expense related to these warrants of $53,000 during the year ended December 31, 2010. As of December 31, 2010, 74,000 of these warrants were vested and 21,834 shares were forfeited. In 2013, 67,750 of these warrants were exercised leaving 6,250 outstanding at December 31, 2013.

In May 2010, the Company granted warrants to consultants for the purchase of 35,001 shares of common stock at an exercise price of $4.50 per share. The warrants were valued at $134,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 143%, risk free interest rate of 1.610% and zero dividends. The warrants vested immediately and the company recognized an expense of $134,000 related to these warrants during the year ended December 31, 2010. As of December 31, 2013, 14,584 of these warrants were outstanding as 13,750 and 6,667 warrants were exercised during the years ended December 31, 2013 and 2012, respectively.

In May 2010, the Company entered into an agreement with a consultant that provided for the grant of warrants for the purchase of 12,000 shares of common stock at an exercise price of $15.00 per share. The warrants were initially valued at $40,000 on issuance based on the following assumptions: an expected life of 4 years, volatility of 143%, risk free interest rate of 1.610% and zero dividends. The warrants vest at a rate of 500 per month and the unvested warrants will be revalued as they vest. At December 31, 2011, 7,500 warrants were vested and 4,500 were forfeited upon cancellation of the agreement. The following assumptions were used to value the warrants for the year ended December 31, 2011: an expected life of 2.99 to 3.32 years, volatility of 128% to 130%, risk free interest rate of 0.79% to 1.29% and zero dividends. The following assumptions were used to value the warrants for the year ended December 31, 2010: an expected life of 3.40 to 3.99 years, volatility of 130% to 144%, risk free interest rate of 0.51% to 1.68% and zero dividends. The company recognized an expense of $12,000 and $15,000 related to these warrants during the years ended December 31, 2011 and 2010, respectively. At December 31, 2013, these 7,500 warrants are outstanding.

In June 2010, the Company entered into an agreement with a consultant, who was also a board member, which provided for the grant of warrants for 100,000 shares of common stock at an exercise price of $4.26 per share. Of the 100,000 warrants, 25,000 vested immediately on signing of the agreement, 25,000 were to vest at the end of one year and the remaining 50,000 warrants were to vest based on the achievement of certain milestones. The following assumptions were used to value the remaining unvested warrants on March 7, 2011 at the date the consultant effectively became an employee of the Company: an expected life of 4.28 years, volatility of 135%, risk free interest rate of 1.705% and zero dividends. Pursuant to an employment agreement entered into in May 2011, all remaining unvested warrants were immediately vested and the 100,000 warrants remain outstanding at December 31, 2013. The Company recognized expense of $340,000 and $219,000 related to these warrants during the years ended December 31, 2011 and 2010, respectively.

In December 2010, the Company granted warrants to a consultant for the purchase of 33,334 shares of common stock at an exercise price of $3.90 per share. The warrants were valued at $112,000 on issuance based on the following assumptions: an expected life of 5 years, volatility of 130%, risk free interest rate of 1.9% and zero dividends. The warrants vested immediately and the company recognized an expense of $112,000 related to these warrants during the year ended December 31, 2010. These warrants are outstanding at December 31, 2013.

In December 2010, the Company issued warrants to a placement agent for the purchase of 500 shares of common stock at an exercise price of $7.20 per share. These warrants were valued at $2,000 using the following assumptions: an expected life of 5 years, volatility of 130%, risk free interest rate of 2.06% and zero dividends. These warrants are outstanding at December 31, 2013.

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

Warrants Modification

On May 6, 2013, the Company modified the terms of the Class A-2 and Class B warrants that were originally issued to the 10X Fund with the Series B Preferred Stock offering. The Class B warrants were modified to allow for the cashless exercise of all 4,000,000 outstanding Class B warrants. Previously, only half of the Class B warrants allowed for cashless exercise. The Class A-2 warrants for the purchase of 1,000,000 shares of common and all of the Class B warrants had their exercisable life extended by an additional five years. In exchange for these modifications, the 10X Fund agreed to a future amendment of the Company’s Series B certificate of designation to remove the redemption provision such that the Series B Preferred Stock will no longer be redeemable, if and when the Company will no longer be required to issue Dr. Platt a promissory note as may currently be required under the separation agreement (see Note 11). Should the Company amend their Series B certificate of designation in the future as described above, the Company will be required at that time to evaluate whether such amendment is to be accounted for as a modification or an extinguishment of the Company’s Series B Preferred Stock. The Company has accounted for the modified terms of the Class A-2 and Class B warrants pursuant to ASC 718, Stock Compensation, whereby the Company has recognized a charge for the change in fair value of the warrants immediately before and immediately after the modification. In the second quarter of 2013, the Company recognized a one-time charge of $8,763,000 related to the extension of the 5,000,000 warrants. The following assumptions were used to value the extension of the warrants immediately before and immediately after the modification: a) immediately before the modification — an expected life range of 0.77 to 2.01 years, volatility range of 77% to 96%, risk free interest rate range of 0.11% to 0.22% and zero dividends and; b) immediately following the modification — an expected life range of 5.78 to 7.02 years, volatility range of 113% to 122%, risk free interest rate range of 0.74% to 1.19% and zero dividends.

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

Summary of Stock-Based Compensation Plans

At December 31, 2013, the Company had three stock-based compensation plans where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs (the “Incentive Plans”) as follows:

2001 Stock Incentive Plan.    In October 2001, the Company’s Board of Directors adopted the Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the “Incentive Plan”), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. Originally, there were 833,334 shares of common stock for issuance upon exercise of grants made under the Incentive Plan. Options granted under the Incentive Plan vest either immediately or over a period of up to three years, and expire 3 years to 10 years from the grant date. At December 31, 2013, there were no shares were available for future grant under the Incentive Plan as the terms of the Incentive Plan did not allow for grants to be made after 10 years; however, there were 194,167 options outstanding under the Incentive Plan.

2003 Non-Employee Director Stock Option Plan.    In 2003, the stockholders approved the Pro-Pharmaceuticals, Inc. 2003 Non-Employee Director Stock Option Plan (the “Director Plan”), which permits awards of stock options to non-employee directors. The stockholders originally reserved 166,667 shares of common stock for issuance upon exercise of grants made under the Director Plan. At December 31, 2013, there were no shares were available for future grant under the Director Plan as the terms of the Director Plan did not allow for grants to be made after 10 years; however, there were 5,168 options outstanding under the Director Plan.

2009 Incentive Compensation Plan.    In February 2009, the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”) which provides for the issuance of up to 3,333,334 shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2013, 709,638 shares were available for future grant under the 2009 Plan.

In addition, the Company has awarded 1,477,379 non-plan stock option grants to employees and non-employees. These non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plans. At December 31, 2012, 1,416,669 non-plan grants were outstanding.

Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock and common stock warrants:

	Year Ended December 31,
	2013	2012
Research and development	$991	$922
General and administrative	2,798	1,870

Total stock-based compensation expense	$3,789	$2,792

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2013	2012	Cumulative Period from Inception (July 10, 2000) to December 31, 2013
Risk-free interest rate	1.17%	0.90%	1.68%
Expected life of the options	5.29 years	5.81 years	5.19 years
Expected volatility of the underlying stock	115%	116%	119%
Expected dividend rate	0%	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 10 years, with 5 years representing the estimated life of options granted to employees. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. At December 31, 2013, the Company does not anticipate any option awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.

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

The following table summarizes the stock option activity in the stock based compensation plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2011	3,091,474	$6.83
Granted	800,000	2.13
Forfeited/Cancelled	(299,683)	8.93
Exercised	(51,830)	2.31

Outstanding, December 31, 2012	3,539,961	$5.66
Granted	425,426	3.89
Forfeited/Cancelled	(403,674)	14.19
Exercised	(213,008)	2.18

Outstanding, December 31, 2013	3,348,705	$4.70	6.88	$11,420

Exercisable, December 31, 2013	2,084,463	$4.43	6.18	$7,721

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2013, based on the closing price of the Company’s common stock of $8.08 on that date.

The weighted-average grant-date fair values of options granted during 2013 and 2012 were $3.17 and $1.77, respectively. As of December 31, 2013 and December 31, 2012, there were unvested options to purchase 1,256,735 and 1,472,051 shares of common stock, respectively. Total expected unrecognized compensation cost related to such unvested options is $4,522,000 at December 31, 2013, which is expected to be recognized over a weighted-average period of 4.5 years.

During the years ended December 31 2013 and 2012, the Company issued shares totaling 213,008 and 51,830, respectively, upon the exercise of options valued at $378,000 and $96,000, respectively. During the years ended December 31, 2013 and 2012, the Company received $271,000 and $0, respectively, for the exercise of stock options. During 2013 and 2012, 173,669 and 90,253 options were exercised on a cashless basis resulting in the issuance of 81,591 and 51,830 shares, respectively. The intrinsic value of options exercised during the years ended December 31, 2013 and 2012 and from the period from inception to December 31, 2013 was $1,498,000, $162,000 and $3,222,000, respectively.

During the years ended December 31, 2013 and 2012, 614,041 and 595,420 options became vested, respectively. The total grant date fair value of options vested during the years ended December 31, 2013, 2012 and the cumulative period from inception to December 31, 2013 was $2,406,000 $2,447,000 and $15,473,000 respectively.

The following table summarizes additional information regarding outstanding and exercisable options under our stock based compensation plans at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price (Range)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
		(in years)
$0.72 – 1.83	531,839	4.33	$1.60	531,839	$1.60
$2.08 – 2.88	835,001	7.18	2.30	496,001	2.38
$3.59 – 4.41	358,294	9.40	4.07	99,720	3.90
$5.82 – 7.56	1,551,626	7.11	6.97	884,958	6.97
$8.10 – 11.40	71,945	4.96	9.36	71,945	9.36

	3,348,705	6.88	$4.70	2,084,463	$4.43

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

In September 2013, the Company modified certain vested stock options held by a former member of the Company’s board of directors. The individual left the board on May 23, 2013. The modification extended the contractual period of exercise of 103,158 stock options until the end of their original terms instead of such options expiring 3 months after service on the board ended. As a result, the Company recorded a one-time, non-cash charge of $930,000 in general and administrative expenses related to the modification in for the year ended December 31, 2013.

In June 2013 the Company issued 25,000 options to a consultant for consulting services, which vested in August 2013. The options are exercisable at $3.97 per share. These options were valued using the Black-

Scholes option-pricing model based on a grant date fair value of the Company’s common stock ranging from $3.97 per share upon grant to $7.25 per share at completion of vesting. The Company recorded a $173,000 charge to stock compensation expense over the vesting period of the options.

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

	Year Ended December 31,
	(in thousands, except share and per share amounts)
	2013	2012
Net loss	(12,088)	(9,675)
Preferred stock dividends	(867)	(976)
Preferred stock accretion	(229)	(230)
Warrant modification	(8,763)	—

Net loss applicable to common stockholders	$(21,947)	$(10,881)

Basic and diluted net loss per share	$(1.30)	$(0.72)
Shares used in computing basic and diluted net loss per share	16,874	15,131

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year Ended December 31,
	2013	2012
	(Shares)	(Shares)
Warrants to purchase shares of common stock	6,035,229	7,424,241
Options to purchase shares of common stock	3,348,705	3,539,961
Shares of common stock issuable upon conversion preferred stock	2,568,771	2,627,110

	11,952,705	13,591,312

11.	Commitments and Contingencies

Lease Commitments

In September 2012, the Company entered into an operating lease for office space in Norcross, GA for a term of twenty-six months, beginning on October 1, 2012 and ending November 30, 2014 at a rate of approximately $3,000 per month. The lease provides for free rent for the first two months of the lease and required a security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, we are responsible for our pro-rata share of the operating expenses for the building.

In October 2012, the Company entered into an operating lease for office space collocated with lab space for research and development activities. The lease is for a period of one year, beginning on October 1, 2012, for a rate of $15,000 for the term, payable in equal monthly increments. This lease was continued on a month to month basis from October 1, 2013.

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

Rent expense under the above operating leases was $36,000 and $216,000 for the years ended December 31, 2013 and 2012, respectively.

Future minimum payments under this lease as of December 31, 2013 are as follows (in thousands):

Year ended December 31,
2014	$36

Separation Agreement — Former Chief Executive Officer and Chairman of the Board of Directors

In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides for the deferral of a $1.0 million separation payment due to Dr. Platt upon the earlier occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the Company’s GM-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 83,334 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 50,000 shares of common stock; or (iii) the renewed listing of the Company’s securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger the obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that the Company could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, the Company recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at December 31, 2013 and 2012.

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

On October 12, 2012, Dr. Platt commenced a lawsuit under the Massachusetts Wage Act against Dr. Traber and Mr. McGauley who in their capacities as the Company’s Chief Executive Officer and the Company’s former Chief Financial Officer, respectively, can be held individually liable under the Wage Act for non-payment of wages. The lawsuit is based on the facts and issues raised in the arbitration regarding the payment of the $1.0 million separation payment under the Separation Agreement, and other unspecified “wages”. The statute provides that a successful claimant may be entitled to multiple damages, interest and attorney’s fees. Although the Company is not a party to the lawsuit, it plans to indemnify Dr. Traber and Mr. McGauley consistent with its obligations under the by-laws and applicable law, and intends a vigorous defense on their behalf. On April 29, 2013, the Court allowed Dr. Traber’s and Mr. McGauley’s motion to dismiss. On May 28, 2013, Dr. Platt filed a Notice of Appeal to appeal the Court’s order allowing the defendants’ motion to dismiss.

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

On August 1, 2013, the market capitalization of the Company’s common stock exceeded $100 million and the Company received a letter dated October 1, 2013, demanding payment of the $1 million. As described in the preceding paragraph, the Company had previously instituted an arbitration proceeding against Dr. Platt seeking to rescind the Separation Agreement, including the milestone payment provision, and the Company is currently delaying payment pending the outcome of this arbitration.

Other Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. There are no other pending legal proceedings except as noted above.

12.	Income Taxes

The components of the net deferred tax assets are as follows at December 31:

	2013	2012
	(in thousands)
Operating loss carryforwards	$25,881	$21,753
Tax credit carryforwards	400	317
Other temporary differences	4,302	2,921

	30,583	24,991
Less valuation allowance	(30,583)	(24,991)

Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2013	2012
Tax benefit at U.S. statutory rates	(34%)	(34%)
State tax benefit	(5.3%)	(5.3%)
Credit	0%	(0.2%)
Permanent differences	0.9%	1.4%
Expiring state NOL’s	1.8%	3.3%
Changes in valuation allowance	36.6%	34.8%

	0%	0%

As of December 31, 2013, the Company has federal and state net operating loss carryforwards totaling $69,888,000 and $29,881,000 respectively, which expire through 2032. The net operating losses include Federal and State excess benefits related to stock options of $707,000 that will be charged to additional paid-in capital when utilized. In addition, the Company has federal and state research and development credits of $284,000 and $176,000, respectively, which expire through 2032. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2013 and 2012, the Company does not have any significant uncertain tax positions.

13.	Subsequent Events

The Company evaluated all events and transactions occurring after December 31, 2013 through the date of which the financial statements were issued for recognition or disclosure and noted the following:

In January 2014, we created Galectin Sciences, LLC, a collaborative joint venture co-owned by SBH Sciences, to research and develop small organic molecule inhibitors of galectin-3 for oral administration. Galectin Sciences, LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development provided by SBH Sciences.