Form 10-Q
period 2014-03-31
GALECTIN THERAPEUTICS INC
filed 2014-05-13
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of May 9, 2014 was 21,908,265.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2014	December 31, 2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,594	$10,489
Prepaid expenses and other current assets	151	198

Total current assets	36,745	10,687

Property and equipment, net	3	3
Equity method investment in Galectin Sciences, LLC	130	—
Intangible assets, net	21	23

Total assets	$36,899	$10,713

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$486	$762
Accrued expenses	1,451	1,651
Accrued dividends payable	—	73

Total current liabilities	1,937	2,486

Other long-term liabilities	—	—
Total liabilities	1,937	2,486

Commitments and contingencies (Note 8)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013, redemption and liquidation value $1,800,000 at March 31, 2014	1,719	1,715
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013, redemption and liquidation value $4,200,000 at March 31, 2013	3,166	3,112
Series C super dividend convertible preferred stock; 1,000 shares authorized, 185 and 196 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively, redemption value: $5,130,000, liquidation value: $1,850,000 at March 31, 2014	1,811	1,919

Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 8,001,000 designated at March 31, 2014 and December 31, 2013
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,452,500 issued and outstanding at March 31, 2014 and December 31, 2013, liquidation value $1,452,500 at March 31, 2014	587	587
Common stock, $0.001 par value; 50,000,000 shares authorized at March 31, 2014 and December 31, 2013, 21,906,172 and 18,386,900 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	22	18
Additional paid-in capital	135,030	102,841
Deficit accumulated during the development stage	(107,373)	(101,965)

Total stockholders’ equity	28,266	1,481

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$36,899	$10,713

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31,
	2014	2013	2014
	(in thousands except per share data)
Operating expenses:
Research and development	$2,772	$1,752	$36,070
General and administrative	2,072	1,456	55,524

Total operating expenses	4,844	3,208	91,594

Total operating loss	(4,844)	(3,208)	(91,594)

Other income (expense):
Interest income	4	5	838
Interest expense	—	—	(4,451)
Loss from equity method investment in Galectin Sciences, LLC	(270)	—	(270)
Change in fair value of convertible debt instrument	—	—	(3,426)
Change in fair value of warrant liabilities	—	—	9,022
Other income	—	—	691

Total other income (expense)	(266)	5	2,404

Net loss	$(5,110)	$(3,203)	$(89,190)

Preferred stock dividends	(240)	(213)	(5,344)
Preferred stock accretion	(58)	(56)	(4,332)
Warrant modification	—	—	(8,763)

Net loss applicable to common stockholders	$(5,408)	$(3,472)	$(107,629)

Net loss per common share – basic and diluted	$(0.27)	$(0.22)
Weighted average common shares outstanding – basic and diluted	20,270	16,079

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Cumulative Period from Inception (July 10, 2000) to March 31,
	2014	2013	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,110)	$(3,203)	$(89,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	3	569
Stock-based compensation expense	1,648	852	17,811
Loss from equity method investment in Galectin Sciences LLC	270	—	270
Non-cash interest expense	—	—	4,279
Change in fair value of convertible debt instrument	—	—	3,426
Change in fair value of warrant liabilities	—	—	(9,022)
Write off of intangible assets	—	—	351
Changes in operating assets and liabilities:
Prepaid expenses and other assets	47	16	(148)
Accounts payable and accrued expenses	(476)	(90)	1,998
Other long-term liabilities	—	(1)	—

Net cash used in operating activities	(3,619)	(2,423)	(69,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(431)
Equity method investment in Galectin Sciences LLC	(400)	—	(400)
Increase in patents costs and other assets	—	—	(404)

Net cash provided by (used in) investing activities	(400)	—	(1,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	28,178	—	71,104
Net proceeds from issuance of Series A preferred stock and related warrants	—	—	1,691
Net proceeds from issuance of Series B-1 preferred stock and related warrants	—	—	1,548
Net proceeds from issuance of Series B-2 preferred stock and related warrants	—	—	3,935
Net proceeds from issuance of Series C preferred stock	—	—	2,203
Net proceeds from issuance of convertible debt instruments	—	—	10,621
Repayment of convertible debt instruments	—	—	(1,641)
Proceeds from exercise of common stock warrants and options	1,946	77	18,015
Proceeds from shareholder advances	—	—	9

Net cash provided by financing activities	30,124	77	107,485

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	26,105	(2,346)	36,594
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,489	9,364	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,594	$7,018	$36,594

SUPPLEMENTAL DISCLOSURE – Cash paid for interest	$—	$—	$114
NONCASH FINANCING ACTIVITIES:
Issuance of equity warrants in connection with equity offerings	$—	$—	$9,482
Conversion of accrued expenses into common stock	—	—	329
Conversion and redemption of convertible notes and accrued interest into common stock	—	—	12,243
Conversion of extension costs related to convertible notes into common stock	—	—	171
Payment of preferred stock dividends in common stock	312	293	5,334
Issuance of warrants to induce conversion of notes payable	—	—	503
Issuance of stock to acquire Pro-Pharmaceuticals-NV	—	—	107

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2014 and the results of its operations for the three months ended March 31, 2014 and 2013 and the cumulative period from inception (July 10, 2000) through March 31, 2014 and its cash flows for the three months ended March 31, 2014 and 2013, and for the cumulative period from inception (July 10, 2000) to March 31, 2014. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2013.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2014, the Company had $36.6 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes that with the cash on hand at March 31, 2014, there is sufficient cash to fund operations through 2015. The Company’s ability to fund operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying the Company’s current operating plan, the financial statements do not currently include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As shown in the condensed consolidated financial statements, the Company incurred cumulative net losses applicable to common stockholders of $107.6 million for the cumulative period from inception (July 10, 2000) through March 31, 2014. The Company’s net losses have resulted principally from costs associated with (i) research and development expenses, including clinical trial costs, (ii) general and administrative activities and (iii) the Company’s financing transactions including interest, dividend payments, and the costs related to fair value accounting for the Company’s convertible debt instruments. As a result of planned expenditures for future research, discovery, development and commercialization activities and potential legal cost to protect its intellectual property, the Company expects to incur additional losses and use additional cash in its operations for the foreseeable future. Through March 31, 2014, the Company had raised a net total of $107.5 million in capital through sale and issuance of common stock, common stock purchase warrants, convertible preferred stock and debt securities in public and private offerings. From inception (July 10, 2000) through March 31, 2014, the Company used cash of $69.7 million in its operations.

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

2.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Legal and accounting fees	$173	$103
Accrued compensation	180	526
Severance agreement (Note 8)	1,000	1,000
Other	98	22

Total	$1,451	$1,651

3.	Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended March 31,
	2014	2013
Research and development	$638	$319
General and administrative	1,010	533

Total stock-based compensation expense	$1,648	$852

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2013 through March 31, 2014:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	3,348,705	$4.70
Granted	326,500	13.38
Exercised	(288,749)	2.07
Options forfeited/cancelled	(21,258)	3.59

Outstanding, March 31, 2014	3,365,198	$5.78

As of March 31, 2014, there was $6,491,000 of unrecognized compensation related to 1,360,476 unvested options, which is expected to be recognized over a weighted–average period of approximately 2.6 years. The weighted-average grant date fair value for options granted during the three months ended March 31, 2014 and 2013 was $11.28 and $2.73, respectively. The Company granted 326,500 stock options during the three months ended March 31, 2014, of which 81,625 options vested upon grant with the remaining 244,875 options vesting over 3 years. Approximately $921,000 of non-cash, stock-based compensation expense was recorded during the three months ended March 31, 2014 related to the options granted during the quarter that were vested upon the grant date.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Three Months Ended March 31,	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.58%	0.80%
Expected life of the options	6.0 years	5.0 years
Expected volatility of the underlying stock	114%	117%
Expected dividend rate	0%	0%

In January 2014, the Company entered into an agreement with a consultant that provided for the grant of 3,000 shares of common stock. The Company recognized an expense of $25,000, representing the market value of the common stock, during the three months ended March 31, 2014.

4.	Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2013 through March 31, 2014:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	6,035,229	$3.63
Granted	—	—
Exercised	529,650	3.12
Forfeited/cancelled	—	—

Outstanding, March 31, 2014	5,505,579	$3.67

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

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximates their carrying value due to their short-term nature. There were no level 2 or level 3 assets held at fair value at March 31, 2014 or December 31, 2013.

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

	Three Months Ended March 31,
	2014	2013
	(in thousands, except share and per share amounts)
Basic and diluted net loss per common share:
Net loss applicable to common stockholders	$(5,408)	$(3,472)
Weighted average common shares outstanding – basic and diluted	20,270	16,079
Net loss per common share – basic and diluted	$(0.27)	$(0.22)

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	March 31, 2014 (shares)	March 31, 2013 (shares)
Warrants to purchase shares of common stock	5,505,579	7,429,241
Options to purchase shares of common stock	3,365,198	3,656,217
Shares of common stock issuable upon conversion of preferred stock	2,550,437	2,618,772

	11,421,214	13,704,230

7.	Common Stock

March 2012 Offering and Reverse Stock Split

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

8.	Commitments and Contingencies

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

On October 12, 2012, Dr. Platt commenced a lawsuit under the Massachusetts Wage Act against Dr. Traber and Mr. McGauley who in their capacities as the Company’s Chief Executive Officer and the Company’s former Chief Financial Officer, respectively, can be held individually liable under the Wage Act for non-payment of wages. The lawsuit is based on the facts and issues raised in the arbitration regarding the payment of the $1.0 million separation payment under the Separation Agreement, and other unspecified “wages”. The statute provides that a successful claimant may be entitled to multiple damages, interest and attorney’s fees. Although the Company is not a party to the lawsuit, it plans to indemnify Dr. Traber and Mr. McGauley consistent with its obligations under the by-laws and applicable law, and intends a vigorous defense on their behalf. On April 29, 2013, the Superior Court allowed Dr. Traber’s and Mr. McGauley’s motion to dismiss. On May 28, 2013, Dr. Platt filed a Notice of Appeal to appeal the Superior Court’s order allowing the defendants’ motion to dismiss. On April 14, 2014, the Appeals Court denied Dr. Platt’s appeal of the dismissal in full.

On March 29, 2013, the Company instituted arbitration before the American Arbitration Association, seeking to rescind or reform the Separation Agreement discussed above. The Company claims that Dr. Platt fraudulently induced the Company to enter into the Separation Agreement, breached his fiduciary duty to the Company, and was unduly enriched from his conduct. Along with removal of the $1.0 million milestone payment under the Separation Agreement, the Company is seeking repayment of all separation benefits paid to Dr. Platt to date. Depending on the outcome of the arbitration, the previously accrued $1.0 million could be reversed. This arbitration has been scheduled for April 28, 2014; however, the ultimate outcome is uncertain and there is no guarantee that the Company will be successful in this demand.

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

Other Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable, except as noted above. There are no other pending legal proceedings except as noted above.

9.	Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Both the Company and SBH have a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, the Company has accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as wells the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The Company’s portion of the LLC’s net loss for the 3 month period ending March 31, 2014 was $270,000, which includes the Company’s proportionate share of the non-cash charge associated with the contributed IPR&D of $200,000.

10.	Subsequent Events

The Company has evaluated all events or transactions that occurred through the date on which the financial statements were issued, with no items noted for disclosure or recording in the consolidated financial statements as of March 31, 2014.

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

•	our early stage of development,

•	we have incurred significant operating losses since our inception and cannot assure you that we will generate revenue or profit,

•	our dependence on outside capital,

•	we may be unable to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates,

•	uncertainties related to our technology and clinical trials,

•	we may be unable to demonstrate the efficacy and safety of our developmental product candidates in human trials, intellectual property protection, and we may be unable to improve upon, protect and/or enforce our intellectual property,

•	we are subject to extensive and costly regulation by the U.S. Food and Drug Administration (FDA) and by foreign regulatory authorities, which must approve our product candidates in development and could restrict the sales and marketing and pricing of such products,

•	competition and stock price volatility in the biotechnology industry,

•	limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports.

•	and other risks detailed herein and from time to time in our SEC reports, including our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2013, and our subsequent SEC filings.

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

We endeavor to leverage our scientific and product development expertise as well as established relationships with outside sources to achieve cost-effective and efficient development. These outside sources, amongst others, provide us with expertise in preclinical models, pharmaceutical development, toxicology, clinical development, pharmaceutical manufacturing, sophisticated physical and chemical characterization, and commercial development. We also have established a collaborative scientific discovery program with leading experts in carbohydrate chemistry and characterization. This discovery program is aimed at the targeted development of new synthetic carbohydrate molecules which bind galectin proteins and offer alternative options to larger market segments in our primary disease targets. This effort is conducted with the Center for Complex Carbohydrate Research at the University of Georgia. Several synthetic compounds have been made and attached to various scaffolds and tested for galectin binding activity. We also have established through Galectin Sciences, LLC, a joint venture created in January 2014, a discovery program aimed at the targeted development of small molecules (non-carbohydrate) which bind galectin proteins and may afford options for alternative means of drug delivery including oral and as a result expand the potential uses of our compounds. This effort involves in silico modeling using a proprietary molecular model built based on existing crystal structures of galectin, especially galectin-3. Chemical libraries have been screened for compounds with oral ‘drugability’ and hits evaluated for galectin-3 binding. Pharmacophores for hit compounds are then synthesized and optimized via medicinal chemistry approaches. In addition to these efforts we are also pursuing derivatives of GR-MD-02, our lead compound, for subcutaneous administration which is focused on reductions in molecular weight and other potential modifications. We are pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immune enhancement for cancer therapy as well as in both liver fibrosis and fatty liver disease. All of our proposed products are presently in development, including pre-clinical and clinical trials.

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

Our product pipeline is shown below:

Indication	Drug	Status
Fibrosis
NASH with Advanced Fibrosis	GR-MD-02	IND submitted January 2013, FDA indicated on March 1, 2013 that we could proceed with a Phase 1 US clinical trial. Phase 1 clinical trial started Q2-2013. Results from the first cohort of the Phase 1 clinical trial presented on March 31, 2014. Enrollment of the second cohort of the Phase 1 clinical trial was completed in April 2014. Results from the second cohort of the Phase 1 clinical trial are expected around the end of July 2014.
Lung Fibrosis	GR-MD-02	In pre-clinical development
Kidney Fibrosis	GR-MD-02	In pre-clinical development

Cardiac Fibrosis	GM-CT-01 & GR-MD-02	In pre-clinical development

Cancer Immunotherapy
Melanoma	GR-MD-02	Investigator IND filed in December 2013. Phase 1B study in process.

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

Cancer Immunotherapy. We believe there is potential for galectin inhibition to play a key role in the burgeoning area of cancer immunotherapy. For example, there have been two recent approvals of drugs that enhance a patient’s immune system to fight cancer. With many additional vaccines and immune stimulatory agents in development, industry analysts forecast that this market could generate over $35 billion in sales over the next 10 years. It is our goal to use a galectin inhibitor to enhance the immune system function to fight cancer in a way that complements other approaches to this type of therapy. Our drug candidates provide a promising new therapeutic approach to enhance the activity of the immune system against cancer cells. Preclinical studies have indicated that GR-MD-02 enhances the immune response to and more specifically increased tumor shrinkage and enhanced survival in immune competent mice with prostate, breast, melanoma and sarcoma cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1. These preclinical data have led to the filing of an Investigator-sponsored IND and the initiation of a study of GR-MD-02 in combination with Yervoy® (ipilimumab) in a Phase 1B study of patients with metastatic melanoma. This study is being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI) and is being supported by the Company.

We believe the mechanism of action for GR-MD-02 is based upon interaction with, and inhibition of, galectin proteins, particularly galectin-3, which are expressed at high levels in certain pathological states including inflammation, fibrosis and cancer. While GR-MD-02 are capable of binding to multiple galectin proteins, we believe that they have the greatest affinity for galectin-3, the most prominent galectin implicated in pathological processes. Blocking galectin in cancer and liver fibrosis has specific salutary effects on the disease process.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Research and Development Expense.

	Three Months Ended March 31,		2014 as Compared to 2013 Three Months
	2014	2013	$ Change	% Change
	(In thousands, except %)
Research and development	$2,772	$1,752	$1,020	58%

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

We have two product candidates, GR-MD-02 and GM-CT-01. We filed for an IND for GR-MD-02 in January 2013 and in February 2013 we entered into an agreement with CTI to conduct a Phase 1 clinical trial of GR-MD-02. In March 2013, the FDA indicated we could proceed with a Phase 1 human clinical trial of GR-MD-02, and we began enrolling patients in the third quarter of 2013. In January 2014, we completed the enrollment of the first cohort of patients in the Phase 1 trial with no serious adverse events being reported. We reported initial safety and tolerability results, as well as encouraging changes in various biomarkers of fibrosis to evaluate for potential disease effect, from the first cohort of patients on March 31, 2014. The second cohort of this Phase 1 trial began and enrollment was completed in April 2014 with results expected around the end of July 2014. Depending on the results of the Phase 1 study, we expect to initiate a Phase 2 clinical trial in late 2014 to early 2015 to assess the efficacy of GR-MD-02 in patients with NASH and advanced liver fibrosis. The timing of initial results from the Phase 2 trial are dependent upon the trial design but currently are planned to be available in the first half of 2016. Our Phase 2 clinical program is likely to include additional clinical trials to fully characterize human response to GR-MD-02 and to better position the Company for a successful Phase 3 clinical trial program.

Our research and development expenses were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Direct external expenses:
Clinical activities	$1,162	$743
Pre-clinical activities	774	553
All other research and development expenses	836	456

	$2,772	$1,752

Clinical programs expenses increased primarily due to costs related to our Phase 1 clinical trial and compound manufacturing costs in anticipation of a Phase 2 clinical trial during the three months ended March 31, 2014 over 2013. As we begin enrolling patients in the Phase I trial we expect our clinical activities costs will increase and may fluctuate from quarter to quarter as the trial progresses. Pre-clinical activities increased primarily due to pre-clinical work related preparation for our anticipated Phase 2 clinical trial program. Other research and development expense increased primarily due to increased stock-based compensation ($318,000).

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

General and Administrative Expense.

	Three Months Ended March 31,		2014 as Compared to 2013 Three Months
	2014	2013	$ Change	% Change
	(In thousands, except %)
General and administrative	$2,072	$1,456	$616	42%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase for the three-months ended March 31, 2014 as compared to the same period in 2013 is due to increased stock-based compensation ($478,000) and increased legal expenses ($56,000) related to ongoing litigation with the Company’s former CEO, Dr. Platt.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are in the development stage and have not generated any revenues.

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2014, we raised a net total of $107.5 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At March 31, 2014, we had $36.6 million of unrestricted cash and cash equivalents available to fund future operations. We believe that with the cash on hand at March 31, 2014, there is sufficient cash to fund operations through 2015. Our ability to fund operations after our current cash resources are exhausted depends on our ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

On March 21, 2014, the Company filed a new shelf registration statement on Form S-3 to replace its previous shelf registration. The new shelf registration statement allows the Company to offer up to $100 million in additional common stock. Along with the filing of the new shelf registration statement, the Company filed a prospectus supplement to allow it to issue up to $30 million in common stock under the new shelf registration statement pursuant to its At Market Agreement. The Company believes the ability to sell the common stock under its new registration statement provides flexibility and an additional source of liquidity, although there can be no assurance that market conditions will allow it to do so at any given time.

Net cash used in operations increased by $2,133,000 to $3,619,000 for the three months ended March 31, 2014, as compared to $1,486,000 for the three months ended March 31, 2013. Cash operating expenses increased principally due to increased research and development activities related to our clinical trial activity with GR-MD-02.

Net cash provided by financing activities was $30,124,000 for the three months ending March 31, 2014, consisting of $28,178,000 from sale of common stock and $1,946,000 from the proceeds from the exercise of stock options and warrants. During the three months ended March 31, 2013, $77,000 was received for option exercises.

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

On October 12, 2012, Dr. Platt commenced a lawsuit under the Massachusetts Wage Act against Dr. Traber and Mr. McGauley who in their capacities as the Company’s Chief Executive Officer and the Company’s former Chief Financial Officer, respectively, can be held individually liable under the Wage Act for non-payment of wages. The lawsuit is based on the facts and issues raised in the arbitration regarding the payment of the $1.0 million separation payment under the Separation Agreement, and other unspecified “wages”. The statute provides that a successful claimant may be entitled to multiple damages, interest and attorney’s fees. Although the Company is not a party to the lawsuit, it plans to indemnify Dr. Traber and Mr. McGauley consistent with its obligations under the by-laws and applicable law, and intends a vigorous defense on their behalf. On April 29, 2013, the Superior Court allowed Dr. Traber’s and Mr. McGauley’s motion to dismiss. On May 28, 2013, Dr. Platt filed a Notice of Appeal to appeal the Superior Court’s order allowing the defendants’ motion to dismiss. On April 14, 2014, the Appeals Court denied Dr. Platt’s appeal of the dismissal in full.

On March 29, 2013, the Company instituted arbitration before the American Arbitration Association, seeking to rescind or reform the Separation Agreement discussed above. The Company claims that Dr. Platt fraudulently induced the Company to enter into the Separation Agreement, breached his fiduciary duty to the Company, and was unduly enriched from his conduct. Along with removal of the $1.0 million milestone payment under the Separation Agreement, the Company is seeking repayment of all separation benefits paid to Dr. Platt to date. Depending on the outcome of the arbitration, the previously accrued $1.0 million could be reversed. This arbitration has been scheduled for April 28, 2014; however, the ultimate outcome is uncertain and there is no guarantee that the Company will be successful in this demand.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our 2013 Annual Report on Form 10-K.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at a reasonable assurance level. During the quarter ended March 31, 2014, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None except as disclosed above.

Item 1A.	Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially impact our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2014, the Company (i) issued 3,000 shares of common stock to Acorn Management Partners, LLC in connection with a consulting agreement, at a price of $8.36 per share, and (ii) issued 8,331 shares of common stock to David Donabedian upon the exercise of warrants, at a price of $3.00 per share. In issuing the shares the Company relied on an exemption from registration under the Securities Act of 1933 provided by Section 4(a)(2) and Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2014.

GALECTIN THERAPEUTICS INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President

/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer