Form 10-Q
period 2014-06-30
GALECTIN THERAPEUTICS INC
filed 2014-08-07
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2014 was 22,043,435.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	December 31, 2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$34,423	$10,489
Prepaid expenses and other current assets	87	198

Total current assets	34,510	10,687

Property and equipment, net	2	3
Equity method investment in Galectin Sciences, LLC	63	—
Intangible assets, net	19	23

Total assets	$34,594	$10,713

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$665	$762
Accrued expenses	1,413	1,651
Accrued dividends payable	69	73

Total current liabilities	2,147	2,486

Total liabilities	2,147	2,486

Commitments and contingencies (Note 8)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013, redemption and liquidation value $1,800,000 at June 30, 2014	1,723	1,715
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013, redemption and liquidation value $4,200,000 at June 30, 2013	3,219	3,112
Series C super dividend convertible preferred stock; 1,000 shares authorized, 182 and 196 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively, redemption value: $5,067,000, liquidation value: $1,847,000 at June 30, 2014	1,781	1,919

Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 8,001,000 designated at June 30, 2014 and December 31, 2013
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,402,500 issued and outstanding at June 30, 2014 and December 31, 2013, liquidation value $1,444,500 at June 30, 2014	567	587
Common stock, $0.001 par value; 50,000,000 shares authorized at June 30, 2014 and December 31, 2013, 22,034,792 and 18,386,900 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	22	18
Additional paid-in capital	136,239	102,841
Accumulated deficit	(111,104)	(101,965)

Total stockholders’ equity	25,724	1,481

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$34,594	$10,713

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$1,594	$1,349	$4,366	$3,101
General and administrative	1,781	1,198	3,853	2,654

Total operating expenses	3,375	2,547	8,219	5,755

Total operating loss	(3,375)	(2,547)	(8,219)	(5,755)

Other income (expense):
Interest income	13	3	17	8
Loss from equity method investment in Galectin Sciences, LLC	(67)	—	(337)	—

Total other income (expense)	(54)	3	(320)	8

Net loss	$(3,429)	$(2,544)	$(8,539)	$(5,747)

Preferred stock dividends	(245)	(277)	(485)	(490)
Preferred stock accretion	(57)	(57)	(115)	(113)
Warrant modification	—	(8,763)	—	(8,763)

Net loss applicable to common stockholders	$(3,731)	$(11,641)	$(9,139)	$(15,113)

Net loss per common share – basic and diluted	$(0.17)	$(0.72)	$(0.42)	$(0.94)
Weighted average common shares outstanding – basic and diluted	21,983	16,236	21,570	16,158

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,539)	$(5,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	6
Stock-based compensation expense	2,394	1,467
Loss from equity method investment in Galectin Sciences LLC	337	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	111	65
Accounts payable and accrued expenses	(339)	(145)
Other long-term liabilities	—	(1)

Net cash used in operating activities	(6,031)	(4,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity method investment in Galectin Sciences LLC	(400)	—

Net cash used in investing activities	(400)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	28,178	—
Proceeds from exercise of common stock warrants and options	2,187	90

Net cash provided by financing activities	30,365	90

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	23,934	(4,265)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,489	9,364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,423	$5,099

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	488	490

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Galectin Therapeutics Inc. (the “Company”) is a clinical stage biopharmaceutical company that is applying its leadership in galectin science and drug development to create new therapies for fibrotic disease and cancer. These drug candidates are based on the Company’s targeting of galectin proteins which are key mediators of biologic and pathologic function. These compounds also may have application for drugs to treat other diseases and chronic health conditions.

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2014 and the results of its operations for the three and six months ended June 30, 2014 and 2013 and its cash flows for the six months ended June 30, 2014 and 2013. All adjustments made to the interim financial statements are those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2013.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2014, the Company had $34.4 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes that with the cash on hand at June 30, 2014, there is sufficient cash to fund currently planned operations through mid-2016. The Company’s ability to fund operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying the Company’s current operating plan, the financial statements do not currently include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company is subject to a number of risks similar to those of other development-stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, dependence on third-party collaborators for research operations, need for regulatory approval of products, risks associated with protection of intellectual property, risks associated with litigation, and competition with larger, better-capitalized companies. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company’s cost structure. There are no assurances that the Company will be able to obtain additional financing on favorable terms, or at all, or successfully market its products.

The Company adopted Financial Accounting Standards Board, Accounting Standards Update No. 2014-10 “Development Stage Entities (Topic 915)” as of June 30, 2014. This new standard modifies financial statement presentation to eliminate the requirement to include inception-to-date information in the statements of operations and cash flows, among other provisions.

2.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Legal and accounting fees	$101	$103
Accrued compensation	310	526
Severance agreement (Note 8)	1,000	1,000
Other	2	22

Total	$1,413	$1,651

3.	Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Research and development	$221	$211	$860	$530
General and administrative	524	404	1,534	937

Total stock-based compensation expense	$745	$615	$2,394	$1,467

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2013 through June 30, 2014:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	3,348,705	$4.70
Granted	326,500	13.38
Exercised	(342,085)	1.91
Options forfeited/cancelled	(22,091)	3.97

Outstanding, June 30, 2014	3,311,029	$5.85

As of June 30, 2014, there was $5,753,000 of unrecognized compensation related to 1,229,141 unvested options, which is expected to be recognized over a weighted–average period of approximately 1.95 years. The weighted-average grant date fair value for options granted during the six months ended June 30, 2014 and 2013 was $11.38 and $3.64, respectively. The Company granted 326,500 stock options in January 2014, of which 81,625 options vested upon grant with the remaining 244,875 options vesting over 3 years. Approximately $921,000 of non-cash, stock-based compensation expense was recorded during the six months ended June 30, 2014 related to the options granted during the first quarter that were vested upon the grant date.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Six Months Ended June 30,
	2014	2013
Risk-free interest rate	1.58%	0.97%
Expected life of the options	6.0 years	5.5 years
Expected volatility of the underlying stock	114%	116%
Expected dividend rate	0%	0%

In January 2014, the Company entered into an agreement with a consultant that provided for the grant of 3,000 shares of common stock. The Company recognized an expense of $25,000, representing the market value of the common stock, during the three months ended March 31, 2014. Pursuant to this same consulting agreement, the Company recognized an expense of $25,000 representing the grant of an additional 2,093 shares to the consultant during the three months ended June 30, 2014.

4.	Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2013 through June 30, 2014:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	6,035,229	$3.63
Granted	—	—
Exercised	576,734	3.11
Forfeited/cancelled	(7,500)	15.00

Outstanding, June 30, 2014	5,450,995	$3.66

Consultant Warrants

In January 2013, the Company entered into an agreement with a consultant that provided for the grant of warrants for the purchase of 5,000 shares of common stock at an exercise price of $2.65 per share. The following assumptions were used to value the warrants: an expected life of 3 years, volatility of 87%, risk free interest rate of 0.42% and zero dividends. The Company recognized an expense of $7,000 related to these warrants during the three months ended June 30, 2013.

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

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximates their carrying value due to their short-term nature. There were no level 2 or level 3 assets held at fair value at June 30, 2014 or December 31, 2013.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	June 30, 2014 (shares)	June 30, 2013 (shares)
Warrants to purchase shares of common stock	5,450,995	7,395,908
Options to purchase shares of common stock	3,311,029	3,552,840
Shares of common stock issuable upon conversion of preferred stock	2,537,103	2,618,772

	11,299,127	13,567,520

7.	Common Stock

At Market Issuance of Common Stock

On October 25, 2013, the Company entered into an At Market Issuance Sales Agreement (the “At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the At Market Agreement. As of December 31, 2013, the Company had issued 99,942 shares of its common stock through its At Market issuance program at an average price of $9.02 per share resulting in gross proceeds of approximately $944,000. The Company incurred one time, initial legal and accounting costs of approximately $82,000 and commissions of $29,000 resulting in net proceeds of $833,000 as of December 31, 2013. In January and February 2014, the Company issued 2,663,647 shares of common stock for net proceeds of approximately $28,178,000.

8.	Commitments and Contingencies

Separation Agreement

In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides for the deferral of a $1.0 million separation payment due to Dr. Platt upon the earlier occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the Company’s GM-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 83,334 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 50,000 shares of common stock; or (iii) the renewed listing of the Company’s securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger the obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that the Company could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, the Company recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at June 30, 2014 and December 31, 2013.

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

On March 29, 2013, the Company instituted arbitration before the American Arbitration Association, seeking to rescind or reform the Separation Agreement discussed above. The Company claimed that Dr. Platt fraudulently induced the Company to enter into the Separation Agreement, breached his fiduciary duty to the Company, and was unduly enriched from his conduct. Along with removal of the $1.0 million milestone payment under the Separation Agreement, the Company sought repayment of all separation benefits paid to Dr. Platt to date.

On August 1, 2013, the market capitalization of the Company’s common stock exceeded $100 million and the Company received a letter dated October 1, 2013, demanding payment of the $1 million. As described in the preceding paragraph, the Company had previously instituted an arbitration proceeding against Dr. Platt seeking to rescind the Separation Agreement, including the milestone payment provision, and the Company delayed payment pending the outcome of this arbitration. In June 2014, the arbitrator issued a judgment in favor of Dr. Platt. In July 2014, the Company paid the $1 million severance obligation.

Securities lawsuit

On July 30, 2014, the Company became aware that a class action lawsuit has been filed against Galectin Therapeutics and certain officers of the Company alleging violations of United States federal securities laws. The Company disputes the allegations in the complaint and intends to vigorously defend this lawsuit.

Other Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable, except as noted above. There are no other pending legal proceedings except as noted above.

9.	Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Both the Company and SBH have a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, the Company has accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as wells the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The Company’s portion of the LLC’s net loss for the six month period ending June 30, 2014 was $337,000, which includes the Company’s proportionate share of the non-cash charge associated with the contributed IPR&D of $200,000.

10.	Subsequent Events

The Company has evaluated all events or transactions that occurred through the date on which the financial statements were issued, with no items noted for disclosure or recording in the consolidated financial statements as of June 30, 2014 other than as described in Note 8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; expectations regarding any litigation; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through mid-2016; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

•	our early stage of development,

•	we have incurred significant operating losses since our inception and cannot assure you that we will generate revenue or profit,

•	our dependence on outside capital,

•	we may be unable to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates,

•	uncertainties related to our technology and clinical trials,

•	uncertainties related to any litigation, including a class action lawsuit filed against us,

•	we may be unable to demonstrate the efficacy and safety of our developmental product candidates in human trials, intellectual property protection, and we may be unable to improve upon, protect and/or enforce our intellectual property,

•	we are subject to extensive and costly regulation by the U.S. Food and Drug Administration (FDA) and by foreign regulatory authorities, which must approve our product candidates in development and could restrict the sales and marketing and pricing of such products,

•	competition and stock price volatility in the biotechnology industry,

•	limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports.

•	and other risks detailed herein and from time to time in our SEC reports, including our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2013, and our subsequent SEC filings.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Galectin Therapeutics appearing elsewhere herein.

Overview

We are a clinical stage biopharmaceutical company engaged in drug research and development to create new therapies for fibrotic disease and cancer. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant materials as starting material in manufacturing processes to create proprietary complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that largely bind and inhibit galectin proteins, particularly galectin-3, we are undertaking the focused pursuit of therapies for indications where galectins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences to patients and those where current treatment options are limited. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires additional resources.

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

Our product pipeline is shown below:

Indication	Drug	Status
Fibrosis
NASH with Advanced Fibrosis	GR-MD-02	IND submitted January 2013, FDA indicated on March 1, 2013 that we could proceed with a Phase 1 US clinical trial. Phase 1 clinical trial started Q2-2013. Results from the first and second cohorts of the Phase 1 clinical trial were presented on March 31, 2014 and July 28, 2014, respectively. Enrollment of the third cohort of the Phase 1 clinical trial began in July 2014. Results from the third cohort of the Phase 1 clinical trial are expected in November 2014.
Lung Fibrosis	GR-MD-02	In pre-clinical development
Kidney Fibrosis	GR-MD-02	In pre-clinical development

Cardiac Fibrosis	GM-CT-01 & GR-MD-02	In pre-clinical development

Cancer Immunotherapy
Melanoma	GR-MD-02	Investigator IND filed in December 2013. Phase 1B study in process.

Fibrosis. GR-MD-02 is our lead product candidate for treatment of fibrotic disease. Our preclinical data show that GR-MD-02 has a powerful therapeutic effect on liver fibrosis as shown in several relevant animal models. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with non-alcoholic steatohepatitis (NASH, or fatty liver disease). In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase 1 study in patients with NASH and advanced liver fibrosis to evaluate the human safety of GR-MD-02 and exploratory pharmacodynamics biomarkers of disease. On March 1, 2013, the FDA indicated we could proceed with a US Phase 1 clinical trial for GR-MD-02 with a development program aimed at obtaining support for a proposed indication of GR-MD-02 for treatment of NASH with advanced fibrosis.

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

Cancer Immunotherapy. We believe there is potential for galectin inhibition to play a key role in the burgeoning area of cancer immunotherapy. For example, there have been two recent approvals of drugs that enhance a patient’s immune system to fight cancer. With many additional vaccines and immune stimulatory agents in development, industry analysts forecast that this market could generate over $35 billion in sales over the next 10 years. It is our goal to use a galectin inhibitor to enhance the immune system function to fight cancer in a way that complements other approaches to this type of therapy. Our drug candidates provide a promising new therapeutic approach to enhance the activity of the immune system against cancer cells. Preclinical studies have indicated that GR-MD-02 enhances the immune response to and more specifically increased tumor shrinkage and enhanced survival in immune competent mice with prostate, breast, melanoma and sarcoma cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1. These preclinical data have led to the filing of an Investigator-sponsored IND and the initiation of a study of GR-MD-02 in combination with Yervoy ® (ipilimumab) in a Phase 1B study of patients with metastatic melanoma. This study is being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI) and is being supported by the Company.

We believe the mechanism of action for GR-MD-02 is based upon interaction with, and inhibition of, galectin proteins, particularly galectin-3, which are expressed at high levels in certain pathological states including inflammation, fibrosis and cancer. While GR-MD-02 is capable of binding to multiple galectin proteins, we believe that it has the greatest affinity for galectin-3, the most prominent galectin implicated in pathological processes. Blocking galectin in cancer and liver fibrosis has specific salutary effects on the disease process.

Results of Operations

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Research and Development Expense.

	Three Months Ended June 30,		Six Months Ended June 30,		2014 as Compared to 2013
					Three Months		Six Months
	2014	2013	2014	2013	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$1,594	$1,349	$4,366	$3,101	$245	18%	$1,265	41%

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

We have two product candidates, GR-MD-02 and GM-CT-01. We filed for an IND for GR-MD-02 in January 2013 and in February 2013 we entered into an agreement with CTI to conduct a Phase 1 clinical trial of GR-MD-02. In March 2013, the FDA indicated we could proceed with a Phase 1 human clinical trial of GR-MD-02, and we began enrolling patients in the third quarter of 2013. In January 2014, we completed the enrollment of the first cohort of patients in the Phase 1 trial with no serious adverse events being reported. We reported initial safety and tolerability results from the first cohort of patients on June 30, 2014. The second cohort of this Phase 1 trial began and enrollment was completed in April 2014. In July 2014, we reported the results from the second cohort of patients. Enrollment of the third cohort of Phase 1 began in July 2014 with results expected in November 2014. Depending on the results of the Phase 1 study, we expect to initiate a Phase 2 clinical trial in early 2015 to assess the efficacy of GR-MD-02 in patients with NASH and advanced liver fibrosis. The timing of initial results from the Phase 2 trial are dependent upon the trial design which has not been finalized. Our Phase 2 clinical program is likely to include additional clinical trials to fully characterize human response to GR-MD-02 and to better position the Company for a successful Phase 3 clinical trial program.

Our research and development expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Direct external expenses:
Clinical programs	$651	$511	$1,813	$1,254
Pre-clinical activities	477	491	1,252	1,044
All other research and development expenses	466	347	1,301	803

	$1,594	$1,349	$4,366	$3,101

Clinical programs expenses increased primarily due to costs related to our Phase 1 clinical trial and compound manufacturing costs in anticipation of a Phase 2 clinical trial during the three and six months ended June 30, 2014 over 2013. As we continue enrolling patients in the Phase I trial we expect our clinical activities costs will increase and may fluctuate from quarter to quarter as the trial progresses. Pre-clinical activities increased primarily due to pre-clinical work related preparation for our anticipated Phase 2 clinical trial program. Other research and development expense increased in the six months ended June 30, 2014 over 2013 primarily due to increased stock-based compensation of $329,000.

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

General and Administrative Expense.

	Three Months Ended June 30,		Six Months Ended June 30,		2014 as Compared to 2013
					Three Months		Six Months
	2014	2013	2014	2013	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,781	$1,198	$3,853	$2,654	$583	49%	$1,199	45%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase for the three months ended June 30, 2014 as compared to the same period in 2013 is due to increased stock-based compensation ($120,000) and increased legal expenses ($289,000) primarily related to litigation with the Company’s former CEO, Dr. Platt. The primary reasons for the increase for the six months ended June 30, 2014 as compared to the same period in 2013 is due to increased stock-based compensation ($599,000) and increased legal expenses ($393,000) primarily related to litigation with Dr. Platt.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Quarterly Report on Form 10-Q, we are a clinical development stage company and have not generated any revenues.

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of June 30, 2014, we raised a net total of $107.5 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At June 30, 2014, we had $34.4 million of unrestricted cash and cash equivalents available to fund future operations. We believe that with the cash on hand at June 30, 2014, there is sufficient cash to fund currently planned operations through mid-2016. Our ability to fund operations after our current cash resources are exhausted depends on our ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operations increased by $1,676,000 to $6,031,000 for the six months ended June 30, 2014, as compared to $4,355,000 for the six months ended June 30, 2013. Cash operating expenses increased principally due to increased research and development activities related to our clinical activity with GR-MD-02.

Net cash provided by financing activities was $30,365,000 for the six months ending June 30, 2014, consisting of $28,178,000 from sale of common stock and $2,187,000 from the proceeds from the exercise of stock options and warrants. During the six months ended June 30, 2013, $90,000 was received from the exercise of stock options.

Separation Agreement

In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. The Separation Agreement provides for the deferral of a $1.0 million separation payment due to Dr. Platt upon the earlier occurrence of any of the following milestone events: (i) the approval by the Food and Drug Administration for a new drug application (“NDA”) for any drug candidate or drug delivery candidate based on the Company’s GM-CT-01 technology (whether or not such technology is patented), in which case Dr. Platt is also entitled to a fully vested 10-year cashless-exercise stock option to purchase at least 83,334 shares of common stock at an exercise price not less than the fair market value of the common stock determined as of the date of grant; (ii) consummation of a transaction with a pharmaceutical company expected to result in at least $10.0 million of equity investment or $50 million of royalty revenue to the Company, in which case Dr. Platt is also entitled to stock options on the same terms to purchase at least 50,000 shares of common stock; or (iii) the renewed listing of the Company’s securities on a national securities exchange and the achievement of a market capitalization of $100 million. Payment upon the events (i) and (iii) may be deferred up to six months, and if the Company has insufficient cash at the time of any of such events, it may issue Dr. Platt a secured promissory note for such amount. If the Company files a voluntary or involuntary petition for bankruptcy, whether or not a milestone event has occurred, such event shall trigger the obligation to pay the $1.0 million with the result that Dr. Platt may assert a claim for such obligation against the bankruptcy estate. During 2011, when it became probable that the Company could be relisted on a national securities exchange and eventually reach a market capitalization of $100 million, the Company recognized the $1.0 million severance payment due to Dr. Platt and it is included in accrued expenses at June 30, 2014 and December 31, 2013.

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

On March 29, 2013, the Company instituted arbitration before the American Arbitration Association, seeking to rescind or reform the Separation Agreement discussed above. The Company claimed that Dr. Platt fraudulently induced the Company to enter into the Separation Agreement, breached his fiduciary duty to the Company, and was unduly enriched from his conduct. Along with removal of the $1.0 million milestone payment under the Separation Agreement, the Company sought repayment of all separation benefits paid to Dr. Platt to date.

On August 1, 2013, the market capitalization of the Company’s common stock exceeded $100 million and the Company received a letter dated October 1, 2013, demanding payment of the $1 million. As described in the preceding paragraph, the Company had previously instituted an arbitration proceeding against Dr. Platt seeking to rescind the Separation Agreement, including the milestone payment provision, and the Company delayed payment pending the outcome of this arbitration. In June 2014, the arbitrator issued a judgment in favor of Dr. Platt. In July 2014, the Company paid the $1 million severance obligation.

Securities lawsuit

On July 30, 2014, the Company became aware that a class action lawsuit has been filed against Galectin Therapeutics and certain officers of the Company alleging violations of United States federal securities laws. The Company disputes the allegations in the complaint and intends to vigorously defend this lawsuit.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at a reasonable assurance level. During the quarter ended June 30, 2014, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2014, the Company issued 2,093 shares of common stock to Acorn Management Partners, LLC in connection with a consulting agreement, at a price of $11.94 per share. In issuing the shares the Company relied on an exemption from registration under the Securities Act of 1933 provided by Section 4(a)(2) and Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit Number	Description of Document	Note Reference

3.1	Amended and Restated Bylaws of Galectin Therapeutics Inc.	1

3.2	Restated Articles of Incorporation of Galectin Therapeutics Inc.	1

10.1	Galectin Therapeutics Inc. Amended and Restated 2009 Incentive Compensation Plan	2

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
1.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2012.
2.	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed on March 21, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2014.

GALECTIN THERAPEUTICS INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President

/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer