Form 10-K
period 2014-12-31
GALECTIN THERAPEUTICS INC
filed 2015-03-18
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2014 was $245.7 million.

The number of shares outstanding of the registrant’s common stock as of March 6, 2015 was 23,546,315.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.	Business

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

We endeavor to leverage our scientific and product development expertise as well as established relationships with outside sources to achieve cost-effective and efficient development. These outside sources, amongst others, provide us with expertise in preclinical models, pharmaceutical development, toxicology, clinical development, pharmaceutical manufacturing, sophisticated physical and chemical characterization, and commercial development. We also have established several collaborative scientific discovery programs with leading experts in carbohydrate chemistry and characterization. These discovery programs are generally aimed at the targeted development of new carbohydrate molecules which bind galectin proteins and offer alternative options to larger market segments in our primary disease indications. We also have established a discovery program aimed at the targeted development of small molecules (non-carbohydrate) which bind galectin proteins and may afford options for alternative means of drug delivery (e.g., oral) and as a result expand the potential uses of our compounds. Another discovery program seeks to identify the molecular interactions of molecules with the galectin-receptor. We are pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immune enhancement for cancer therapy as well as in both liver fibrosis and fatty liver disease. All of our proposed products are presently in development, including pre-clinical and clinical trials.

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

We have two compounds in development, GR-MD-02 and GM-CT-01, both of which have shown promise in preclinical studies in treatment of fibrosis and in cancer therapy. However, we are currently focusing on development of GR-MD-02 intended to be used in the treatment of liver fibrosis associated with fatty liver disease (NASH) and in cancer therapy in combination with immune-system modifying agent(s). Both of our proprietary, patented compounds are derived from completely different, natural, readily available, starting materials, which, following chemical processing, both exhibit the property of binding to and inhibiting galectin proteins.

Our product pipeline is shown below:

Indication	Drug	Status
Fibrosis
NASH with Advanced Fibrosis	GR-MD-02	IND submitted January 2013, FDA indicated on March 1, 2013 that we could proceed with a Phase 1 US clinical trial. Phase 1 clinical trial started Q2-2013. Results from the three cohorts of the Phase 1 clinical trial were reported in 2014, with final results reported in January 2015. End of Phase 1 meeting held with FDA in 2014 and Phase 2 clinical program expected to begin in Q2 2015.
Lung Fibrosis	GR-MD-02	In pre-clinical development
Kidney Fibrosis	GR-MD-02	In pre-clinical development
Cardiac Fibrosis	GR-MD-02 and GM-CT-01	In pre-clinical development
Cancer Immunotherapy
Melanoma	GR-MD-02	Investigator IND filed in December 2013. Phase 1B study in process.

Fibrosis.    GR-MD-02 is our lead product candidate for treatment of fibrotic disease. Our preclinical data show that GR-MD-02 has a powerful therapeutic effect on liver fibrosis as shown in several relevant animal models. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with non-alcoholic steatohepatitis (NASH, or fatty liver disease). In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase 1 study in patients with NASH and advanced liver fibrosis to evaluate the human safety of GR-MD-02 and pharmacodynamics biomarkers of disease. On March 1, 2013, the FDA indicated we could proceed with a US Phase 1 clinical trial for GR-MD-02 with a development program aimed at obtaining support for a proposed indication of GR-MD-02 for treatment of NASH with advanced fibrosis. The Phase 1 trial was completed and demonstrated that GR-MD-02 up to 8 mg/Kg, i.v. was safe and well tolerated and the human pharmacokinetic data defined a drug dose for use in the planned Phase 2 trials. An “End of Phase 1 Meeting” was held with FDA which, amongst other items, provided guidance on the primary endpoint for the Phase 2 clinical trial.

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

Cancer Immunotherapy.    We believe there is potential for galectin inhibition to play a key role in the burgeoning area of cancer immunotherapy. For example, there have been several recent approvals of drugs that enhance a patient’s immune system to fight cancer. With many additional vaccines and immune stimulatory agents in development, industry analysts forecast that this market could generate over $35 billion in sales over the next 10 years. It is our goal to use a galectin inhibitor to enhance the immune system function to fight cancer in a way that complements other approaches to this type of therapy. Our drug candidates provide a promising new therapeutic approach to enhance the activity of the immune system against cancer cells. Preclinical studies have indicated that GR-MD-02 enhances the immune response to and more specifically increased tumor shrinkage and enhanced survival in immune competent mice with prostate, breast, melanoma and sarcoma cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1. These preclinical data have led to the filing of an Investigator-sponsored IND and the initiation of a study of GR-MD-02 in combination with Yervoy® (ipilimumab) in a Phase 1B study of patients with metastatic melanoma. This study is being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI).

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

In the liver, fibrosis is the end result of multiple inflammatory conditions and infections. Progressive liver fibrosis leads to scarring (cirrhosis), which results in reduction of liver function, multiple medical complications and ultimately death. It is estimated that 1-2 million patients have cirrhosis in the United States with close to 50,000 losing their lives yearly. Only a fraction of patients’ lives, approximately 6,200 per year, are saved by liver transplantation at a cost of approximately $350,000 per transplantation. One condition in particular that frequently leads to cirrhosis is non-alcoholic steatohepatitis, or NASH, a liver disease characterized by the accumulation of fat in the liver with associated inflammation and fibrosis, which can lead to end-stage cirrhosis requiring liver transplantation. The National Institute of Health estimates that 9 to 15 million Americans are affected by NASH, and other sources suggest it may be as many as 28 million people have NASH, and forecasts that the number of Americans affected by this disease is growing due to obesity and diabetes, with the potential to become the leading cause of liver cirrhosis and liver transplantation in the future. Liver transplantation is currently the only therapeutic approach to NASH or other forms of liver fibrosis as, to the best of our knowledge, there are no drug therapies on the market. Organ transplantation is a difficult, risky and costly procedure as organ availability is scarce and there is the risk of developing cirrhosis in the transplanted liver from the same disease that damaged the patient’s original liver and therefore, there is a great need for other therapeutic options. All diseases that affect the liver (viral hepatitis, alcoholic liver disease, and fatty liver as examples) lead to the development of scarring of the liver.

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

We evaluated GR-MD-02 in pre-clinical toxicology and pharmacology studies during 2013 and filed an IND with the FDA in January 2013 for initiating human studies in patients with NASH. In February 2013 we entered into an agreement with CTI Clinical Trial Services to assist with the design, development and conduct of one or more clinical research studies, specifically for services with respect to our Phase 1 clinical trials to evaluate safety of GR-MD-02 in patients with NASH. The FDA notified us in March 2013 that we may proceed with a Phase 1 clinical trial for patients with NASH and we began enrolling patients in the Phase 1 clinical trial in the third quarter of 2013. In August 2013, GR-MD-02 was granted Fast Track designation by the FDA for NASH with hepatic fibrosis, commonly known as fatty liver disease with advanced fibrosis. In January 2014, we completed the enrollment of the first cohort of patients in the Phase 1 trial with no serious adverse events being reported. We reported initial safety and tolerability results from the first cohort of patients on June 30, 2014. The second cohort of this Phase 1 trial began and enrollment was completed in April 2014. In July 2014, we reported the results from the second cohort of patients. Enrollment of the third cohort of Phase 1 began in July 2014 with interim results presented in November 2014 with the final report on cohort 3 presented in January 2015. The results of the Phase 1 study demonstrate that (i) GR-MD-02 was safe and well tolerated by patients with advanced NASH liver fibrosis after IV administration of four doses of 2 mg/kg, 4 mg/kg and 8mg/kg lean body weight, (ii) Pharmacokinetics revealed drug exposure in humans at the 8 mg/kg dose that was equivalent to the upper range of the targeted therapeutic dose determined from effective doses in NASH animal models, (iii) Disease Serum Marker Effect showed there was a statistically significant, dose-dependent reduction in FibroTest® scores due to a statistically significant reduction in alpha-2 macroglobulin (A2M) serum levels, and (iv) Liver Stiffness Effect, as measured by FibroScan® showed that there was a signal of reduced liver stiffness in patients receiving GR-MD-02. The reduction seen in A2M does not necessarily mean fibrosis got better in this short study, but does suggest changes in the fibrogenic process that might lead to an improvement in fibrosis with longer-term therapy. These Phase 1 results in NASH patients with advanced fibrosis provide a firm foundation for entry into a Phase 2 development program.

The company held an “End of Phase 1 meeting” with FDA and, amongst other things, received clear guidance on the primary endpoint for a Phase 2 trial. Our Phase 2 clinical trial design targets a patient population with cirrhosis due to NASH. The study endpoints will include those that are closely associated with outcomes in patients with cirrhosis Primary endpoint: Hepatic venous pressure gradient (HVPG). Planned secondary endpoints include: morphometric analysis of collagen on liver biopsies and other secondary endpoints will include non-invasive tests to evaluate for correlation with HVPG and liver collagen. We have awarded the contract for the primary Phase 2 study to a well-known CRO with experience in NASH trials and expect to initiate a Phase 2 clinical trial in the first half of 2015 to assess the efficacy of GR-MD-02 in patients with NASH and advanced liver fibrosis. The timing of initial results from the Phase 2 trial are dependent upon the trial design, and, amongst other factors, the rate of patient enrollment; and the trial design is being finalized. Our Phase 2 clinical program currently includes one additional clinical trial in patients with NASH with advanced fibrosis to fully characterize human response to GR-MD-02 and to better position the Company for a successful Phase 3 clinical trial program.

GR-MD-02 is a proprietary, patented galactoarabino-rhamnogalacturonan polysaccharide polymer that is comprised predominantly of galacturonic acid, galactose, arabinose, rhamnose, and smaller amounts of other sugars. Structural studies have shown that GR-MD-02 binds to galectin-1 and to galectin-3 with binding affinity to galectin-3 being significantly greater than binding to galectin-1. With respect to GR-MD-02, we currently have a number of issued US patents including one composition of matter patent, one method of manufacture patent, one method of use patient in patients with NASH, one method of use patent in patients with liver fibrosis, and one method of use patent in patients with diabetic kidney disease. Additional patent applications are pending with respect to, amongst other uses, cancer immunotherapy, lung fibrotic disease, and inflammatory disease associated with increase in inducible nitric oxide synthase. Patents have been granted with respect to liver fibrosis, NASH, and liver fibrosis in combination with other therapeutic agents. Compounds for subcutaneous administration and oral delivery are currently under pre-clinical development.

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

The company supported preclinical studies led by tumor immunology expert William L. Redmond, Ph.D., of the Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI). The preclinical study found that GR-MD-02 increased tumor shrinkage and enhanced survival in immune competent mice with prostate and breast cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1. These findings suggest a role for GR-MD-02 in cancer immunotherapy. These preclinical observations by Dr Redmond provided scientific rationale for proceeding and lead to the filing by Providence Portland Medical Center of an Investigator-sponsored IND to conduct a Phase 1B study to determine if GR-MD-02 enhances the probability of melanoma response with ipilimumab by inducing proliferation, activation and memory function of CD8+ T cells in human patients. The company has licensed the underlying invention from Providence Portland Medical Center. This study represents a novel approach for patients with metastatic melanoma. The IND was approved by FDA in February 2014. This study is being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI) and is being supported by the Company.

The study employs a dose escalation of GR-MD-02 in conjunction with the standard therapeutic dose of ipilimumab in patients with advanced melanoma for whom ipilimumab would be considered standard of care. In addition to monitoring for toxicity and clinical response by irRECIST criteria on imaging tests, blood samples will be obtained to assess immunologic measures relevant to galectin biology and ipilimumab T-cell check-point inhibition. Galectin Therapeutics will provide its proprietary compound GR-MD-02 to EACRI researchers, as well as supply researchers with supporting analysis of the pharmacokinetics of GR-MD-02 and the right to reference the Company’s open IND on GR-MD-02. To date three patients were treated in the first dosing group without serious adverse events. The second dosing group of GR-MD-02 2 mg/kg is now enrolling.

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

In August 2014, we received a notice of allowance from the U.S. Patent and Trademark Office for patent application number 13/573,442 titled “Composition of Novel Carbohydrate Drug for Treatment of Human Diseases.” The patent covers composition and chemical structural claims for compounds that includes the Company’s lead galectin inhibitor compound GR-MD-02 and will expire in December 2031. Claims include multiple routes of administration, including intravenous, subcutaneous and oral. The application also covers therapeutic formulations for use in the treatment of NASH (fatty liver disease), cancer and fibrotic, inflammatory and autoimmune disorders in which galectin proteins are involved, at least in part, in the pathogenesis. Additional specific claims encompass liver fibrosis, kidney fibrosis, lung fibrosis or heart fibrosis. The patent, assigned U.S. Patent No. 8,871,925, was issued October 28, 2014.

In May 2014, we received notice of allowance from the U.S. Patent and Trademark Office for patent application number 13/998,197 titled “Galactose-Pronged Carbohydrate Compounds for the Treatment of Diabetic Nephropathy and Associated Disorders.” The patent covers both composition claim for and uses of the Company’s carbohydrate-based galectin inhibitor compound GR-MD-02 in patients with diabetic nephropathy, a type of progressive kidney disease that occurs in individuals with diabetes. Diabetic nephropathy is the major cause for chronic renal failure in the United States. The patent, assigned U.S. Patent No. 8,828,971, was issued September 9, 2014.

In February 2014, we received notice of issuance that the U.S. Patent and Trademark Office issued patent number 8,658,787 to the Company for its application titled “Galacto-rhamnogalacturonate compositions for the treatment of non-alcoholic steatohepatitis and non-alcoholic fatty liver disease.” The patent covers the Company’s carbohydrate-based galectin inhibitor compound GR-MD-02 for use in patients with fatty liver disease with or without fibrosis or cirrhosis, providing patent protection through 2031. The major claims are for methods of obtaining galectin inhibitor compounds, obtaining a composition for parenteral or enteral administration in an acceptable pharmaceutical carrier and administering to a subject having at least one of the following: fatty liver, non-alcoholic fatty liver disease, non-alcoholic steatohepatitis, non-alcoholic hepatitis with liver fibrosis, non-alcoholic steatohepatitis with cirrhosis, or non-alcoholic steatohepatitis with cirrhosis and hepatocellular carcinoma. The use covers reversing or slowing the progression of disease activity or medical consequences of the disease. Applications are pending in multiple countries to extend patent protection globally.

In January 2014, we received a notice of allowance from the U.S. Patent and Trademark Office for Patent Application Number 13/550,962 titled “Galactose-Pronged Polysaccharides in a Formulation for Anti-fibrotic Therapies.” The patent covers both composition claim for and uses of the Company’s carbohydrate-based galectin inhibitor compound GR-MD-02 for use in patients with liver fibrosis in combination with other potential therapeutic agents. The patent covers use of GR-MD-02 with agents directed at multiple targets, some of which are currently in clinical development for fibrotic disorders including monoclonal antibodies to connective tissue growth factor, integrins, and TGF-ß1. The patent, assigned U.S. Patent No. 8,722,645, was issued May 13, 2014.

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

As of January 31, 2015, we held 12 granted U.S. patents, 14 foreign granted patents (Japan, E.U., New Zealand), 39 international patent applications, and 6 U.S. patent applications. Many of our patents and patent applications cover composition of matter for complex carbohydrate drugs and methods of use for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent or for use in treatment of fibrosis. The scheduled expiration dates of our United States patents span from 2020 to 2033. We have corresponding patent applications pending in Europe, Israel, and Brazil. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to Our Intellectual Property”. Our competitive position, in part, is contingent upon protection of our intellectual property.

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

In February 2013, the Company established a collaborative drug discovery program with Dr. Geert-Jan Boons’ (“Dr. Boons”) laboratory located in the Complex Carbohydrate Research Center at the University of Georgia. This on-going program is focused on the discovery of new carbohydrate molecules that can be used in the therapy of diseases where galectin proteins play a major role, including cancer, and inflammatory and fibrotic disorders. The aim of this program is to develop a pipeline of drugs that can target galectins. This is an important goal as follow-on compounds for our drugs currently in development and to extend the potential indications and routes of administration. The Complex Carbohydrate Research Center is a world-class program and Dr. Boons is a world renowned and pre-eminent carbohydrate chemist.

In September, 2014, the Company established a collaborative research program with Dr. William Redmonds’ laboratory located at the Providence Portland Medical Center, Portland, Oregon. This program focuses on combination immunotherapy plus galectin inhibition to augment tumor immunogenicity.

During the years ended December 31, 2014 2013 and 2012, our expenditures for research and development were $8.4 million, $5.7 million and $4.5 million, respectively. We expense all research and development costs as they are incurred.

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

Manufacturing and Marketing

We are a development stage company at this time and do not intend to establish internal facilities for the manufacture of our products for clinical or commercial production. To have our products manufactured, we have developed and will continue to develop relationships with third-parties that have established pharmaceutical manufacturing capabilities and expertise. We are not a party to any long-term agreement with any of our suppliers and, accordingly, we have our products manufactured on a purchase-order basis from one of two primary well-known and established pharmaceutical suppliers that meeting FDA requirements.

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

Employees

We currently have seven full-time employees, three of whom are involved primarily in management of our pre-clinical research and development and clinical trials and four who were involved primarily in management and administration of our Company. We also utilize contractors who provide product development, manufacture, analytical testing and clinical trial support.

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

Risks Related to Our Company

We have incurred net losses to date and must raise additional capital in order to continue to operate after September 30, 2016.

We have incurred net losses in each year of operation since our inception in July 2000. Our accumulated deficit as of December 31, 2014 was $119 million. We had $29.1 million of unrestricted cash as of December 31, 2014. Additionally, in January and February 2015, the Company received approximately $4.1 million in net proceeds from the issuance of common stock at then-current market prices through its at the market (“ATM”) financing arrangement. The Company currently believes there is sufficient cash to fund currently planned operations through the third quarter of 2016. We will require more cash to fund our operations after the third quarter of 2016. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be obtainable on terms favorable to us. If our current clinical trials are unsuccessful or do not produce positive results, it may be particularly difficult for us to raise additional capital. If we do not raise additional cash for operations after the third quarter of 2016, we may not be able to continue operations and may be forced to seek bankruptcy protection.

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

Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully commercialize products, including any of our current product candidates, or other product candidates that we may in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we do not know when any of these products will generate revenue from product sales for us, if at all. Our ability to generate revenue from product sales from our current or future product candidates also depends on a number of additional factors, including our ability to:

•	successfully complete development activities, including the necessary clinical trials;

•	complete and submit new drug applications, or NDAs, to the U.S. Food and Drug Administration, or FDA, and obtain regulatory approval for indications for which there is a commercial market;

•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

•	successfully complete all required regulatory agency inspections;

•	set a commercially viable price for our products;

•	obtain commercial quantities of our products at acceptable cost levels;

•	find suitable distribution partners to help us market, sell and distribute our approved products in other markets; and

•	obtain coverage and adequate reimbursement from third parties, including government and private payers.

In addition, because of the numerous risks and uncertainties associated with product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Even if we are able to complete the development and regulatory process for any product candidates, we anticipate incurring significant costs associated with commercializing these products.

Even if we are able to generate revenues from the sale of our products, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations

We are largely dependent on the success of our two lead product candidates, GR-MD-02 and GM-CT-01 and we cannot be certain that these product candidates will receive regulatory approval or be successfully commercialized.

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

GR-MD-02 our lead product candidate for fibrosis has completed Phase 1 of the human clinical trial phase of drug development in the US and is entering Phase 2 clinical trials in North America. GR-MD-02 is also currently in an investigator sponsored, human Phase 1B clinical trial being conducted by Providence Portland Medical Center in combination with Yervoy® (ipilimumab) in patients with metastatic melanoma. We cannot assure you that these trials will yield successful results, that they will lead to the generation of revenue, or that we will obtain regulatory approval in other countries.

There are currently no FDA clinical trials ongoing for GM-CT-01.

We filed for an IND with the FDA for GR-MD-02 in January 2013 for initiating human clinical trials in patients with NASH, and the FDA notified us in March 2013 that we may proceed with a Phase 1 clinical trial. Our Phase 1 clinical trial began in July 2013 and was completed in 2014. Pre-clinical studies and clinical trials are expensive, time-consuming and ultimately may not be successful. The results of pre-clinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Also, it is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. For example, even though GM-CT-01 progressed successfully through Phase 1 and was progressing successfully through Phase 2 human trials (which were only partially completed due to financing issues in 2010), it may fail in Phase 3 trials or in later stages of development. We will engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. Pre-clinical studies and clinical trials may not start or be completed as we forecast and may not achieve the desired results. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate.

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

Data obtained from clinical trials are not necessarily predictive of future results, may be negative or inconclusive, and are susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances.

Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data may be negative or inconclusive. In addition, data is susceptible to varying interpretations. Negative or inconclusive data, or data interpreted in various ways, could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after having obtained promising results in earlier trials. Despite the results reported in earlier clinical trials for GR-MD-02, our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus, our proposed drugs may not be approved for marketing. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug. The resulting delays in commercialization could materially harm our business.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. Although we are not currently aware of any undesirable side effects caused by our product candidates, it is possible that they may be identified in the clinical trial process.

As a result of undesirable side effects or safety or toxicity issues that we may experience in our clinical trials, we may not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. These side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims.

Additionally, if any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

•	we may be forced to suspend marketing of such product;

•	regulatory authorities may withdraw their approvals of such product;

•	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such products;

•	we may be required to conduct post-market studies;

•	we could be sued and held liable for harm caused to subjects or patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved.

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

Failure to obtain regulatory approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our product candidates by regulatory authorities in the European Union or other countries, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

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

Risks Related to Our Common Stock

The market price of our common stock may be volatile and adversely affected by several factors. This could subject us to securities class action litigation and our stockholders could incur substantial losses.

The market price of our common stock could fluctuate significantly in response to various factors and events, including but not limited to:

•	the results of our pre-clinical studies and clinical trials, including interim results, as well as those of our competitors;

•	regulatory actions with respect to our products or our competitors’ products;

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	our issuance of additional securities, including debt or equity or a combination thereof, which may be necessary to fund our operating expenses;

•	announcements of technological innovations or new products by us or our competitors;

•	the success of competitive products;

•	loss of any strategic relationship;

•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

•	regulatory or legal developments in the United States and other countries;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results;

•	sales of our common stock by us, our insiders or our other stockholders; and

•	whether an active trading market in our common stock develops and is maintained.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. As described below, we are currently defending a consolidated federal securities class action lawsuit and a consolidated shareholder derivative action and we may become involved in additional instances of this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

Additionally, fluctuations in the trading price or liquidity of our common stock may materially and adversely affect, among other things, the interest of investors to purchase our common stock on the open market and, generally, our ability to raise capital.

We are a defendant in a consolidated class action and in a consolidated shareholder derivative action, and these lawsuits and any future such lawsuits may adversely affect our business, financial condition, results of operations and cash flows

We and certain of our officers and directors are defendants in a consolidated federal securities class action lawsuit and a consolidated shareholder derivative action. These lawsuits are described in Part I, Item 3 “Legal Proceedings” in this Form 10-K. These lawsuits may divert our attention from our ordinary business operations, and we may incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). Depending on the outcome of the class action lawsuit, we may be required to pay material damages and fines, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our business, results of operations, financial condition, liquidity and ability to meet our debt obligations and, consequently, could negatively impact the trading price of our common stock. In addition, there is the potential for additional shareholder litigation and for governmental investigations and/or enforcement actions. Any existing or future shareholder lawsuits and any future governmental investigations and/or enforcement actions could adversely impact our reputation, our relationships with our customers and our ability to generate revenue

Our board of directors has the power to designate, without stockholder approval, additional series of preferred stock, the shares of which could be senior to our common stock and be entitled to conversion or voting rights that adversely affect the holders of our common stock.

Our articles of incorporation authorize the issuance of capital stock including 20,000,000 authorized undesignated shares (8,001,000 designated as of December 31, 2014), and empowers our board of directors to prescribe, by resolution and without stockholder approval, a class or series of undesignated shares, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, we may designate and issue additional shares or series of preferred stock that would rank senior to the shares of common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution.

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

The 10X Fund owns all of our issued and outstanding Series B Preferred Stock, which are convertible into 2,000,000 shares of our common stock. The 10X Fund owns related warrants exercisable to purchase an aggregate of 4,000,000 shares of our common stock. As of December 31, 2014, we have issued 1,233,256 shares of our common stock as dividends on the Series B Preferred Stock and 2,000,000 shares of our common stock on the exercise of warrants by 10X Fund. In addition, (i) James C. Czirr, a managing partner of the 10X Fund and Executive Chairman of our board of directors, owns or controls approximately 817,000 shares of our common stock, including shares of Series A on an as converted basis, and has the right to acquire approximately 811,000 additional shares of our common stock upon the exercise of outstanding stock options (approximately 631,000 of which are exercisable as of December 31, 2014); and (ii) Rod D. Martin, a managing partner of the 10X Fund and Vice Chairman of our board of directors, owns or controls approximately 175,000 shares of our common stock and has the right to acquire approximately 41,000 additional shares of our common stock upon the exercise of outstanding stock options (approximately 34,000 of which are exercisable as of December 31, 2014). As of December 31, 2014, on a fully diluted basis, assuming conversion of all Series B Preferred Stock and exercise of all outstanding warrants, the 10X Fund would own approximately 31% of our then outstanding shares of common stock, which, together with the shares of our common stock that would be owned by Mr. Czirr and Mr. Martin (assuming exercise of all vested options at that date), would constitute approximately 35% of the then outstanding shares.

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

Shareholder Class Actions and Derivative Lawsuits

Between July 30, 2014, and August 6, 2014, three putative class action complaints were filed in the United States District Court for the District of Nevada (the “Nevada District Court”) against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between January 6, 2014 and July 28, 2014. The complaints allege that the defendants made false or misleading statements in certain press releases and other public statements in violation of the federal securities laws and seek class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaints and intends to vigorously defend against the claims. On August 22, 2014, the Nevada District Court entered an order consolidating the three cases, relieving the defendants of any obligation to respond to the complaints currently on file, and providing that defendants may respond to a consolidated amended complaint after it is filed by a lead plaintiff(s) to be appointed pursuant to the Private Securities Litigation Reform Act of 1995. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative securities class action to the United States District Court for the Northern District of Georgia. The court has not yet appointed a lead plaintiff or plaintiffs, and no consolidated amended complaint has been filed.

On August 1 and 25, 2014, persons claiming to be Galectin shareholders filed putative shareholder derivative complaints in the Nevada District Court, seeking recovery on behalf of the Company against certain of the Company’s directors and officers. On September 10, 2014, the Nevada District Court entered an order consolidating the two cases, relieving the defendants of any obligation to respond to the initial complaints, and providing that defendants may respond to a consolidated amended complaint to be filed by the plaintiffs. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative derivative litigation to the United States District Court for the Northern District of Georgia. The plaintiffs filed a consolidated amended complaint on February 27, 2015. The consolidated amended complaint alleges that the defendants breached their fiduciary duties to the Company’s shareholders by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s financial and business prospects. The consolidated amended complaint also alleges that the defendants violated the federal securities laws by allegedly making false or misleading statements of material fact in the Company’s proxy filings, committed “waste” of corporate assets, were unjustly enriched, aided and abetted breaches of fiduciary duties, and that certain defendants breached their fiduciary duties through allegedly improper sales of Galectin stock. The complaints seek unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. Defendants’ response to the consolidated amended complaint is currently due to be filed on March 30, 2015.

On August 29, 2014, another alleged Galectin shareholder filed a putative shareholder derivative complaint in state court in Las Vegas, Nevada, seeking recovery on behalf of the Company against the same directors and officers who are named as defendants in the derivative litigation pending in the United States District Court for the District of Nevada. The state court derivative plaintiff filed an amended complaint on December 1, 2014, which alleges claims for breach of fiduciary duties, unjust enrichment, and waste of corporate assets, based on allegations that are substantially similar to those in the derivative complaints now pending in the United States District Court for the Northern District of Georgia, and seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. Defendant filed motion to dismiss the amended complaint on February 26, 2015.

Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, are in the early stages of the proceedings, and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described above. Based on information currently available, the Company does not believe that any reasonably possible losses arising from currently pending legal matters will be material to the Company’s results of operations or financial condition. However, in light of the inherent uncertainties involved in such matters, an adverse outcome in one or more of these matters could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on The NASDAQ Capital Market under the symbol GALT effective March 23, 2012. The high and low sale prices for our common stock as reported on the NASDAQ Capital Market, for the periods indicated as shown below. All share prices reflect the one-for-six reverse split, which was effective March 23, 2012.

	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$19.11	$7.90
Second Quarter	$16.02	$9.80
Third Quarter	$16.55	$4.28
Fourth Quarter	$5.88	$3.00
Fiscal Year Ended December 31, 2013
First Quarter	$4.55	$1.96
Second Quarter	$5.22	$3.19
Third Quarter	$13.21	$3.96
Fourth Quarter	$12.75	$5.35

Performance graph

The following graph shows the value of an investment of $100 on December 31, 2009, in each of Galectin Therapeutics common stock, the Nasdaq Biotech Index, the Nasdaq Composite Index. All values assume reinvestment of the pretax value of dividends and are calculated as of December 31 of each year. The historical stock price performance of the Company’s common stock shown in the performance graph is not necessarily indicative of future stock price performance.

The material in this performance graph is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

Holders of Common Stock

As of February 27, 2015, there were 124 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders. Based on information available to us, we believe there are approximately 10,889 non-objecting beneficial owners of our shares of our common stock in addition to the record holders.

Dividends

There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of our Board of Directors. Our intention is not to declare cash dividends and retain all cash for our operations.

Item 6.	Selected Financial Data

	Years ended December 31,
Consolidated Statement of Income Data:	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Operating expenses:
Research and development	$8,425	$5,688	$4,527	$3,552	$1,066
General and administrative	7,005	6,416	5,372	6,857	3,817
Other income (expense)	(358)	16	224	(506)	(746)
Net loss	(15,788)	(12,088)	(9,675)	(10,915)	(5,629)
Preferred stock dividends	(943)	(867)	(976)	(1,568)	(902)
Preferred stock accretion	(229)	(229)	(230)	(230)	(2,178)
Warrant modification	—	(8,763)	—	—	—
Net loss applicable to common stockholders	(16,960)	(21,947)	(10,881)	(12,713)	(8,709)
Basic and diluted earnings per share	$(0.78)	$(1.30)	$(0.72)	$(1.06)	$(0.93)
Dividends paid per share	—	—	—	—	—
	As of December 31,
Consolidated Balance Sheet Data:	2014	2013	2012	2011	2010
	(in millions)
Total assets	$29,677	$10,713	$9,561	$6,612	$6,300
Total debt	—	—	—	—	—
Total stockholders’ equity (deficit)	21,195	1,481	1,165	(2,125)	(1,694)

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes and previously filed Annual Reports on Form 10-K for further information regarding our consolidated results of operations and financial position for periods reported therein and for known factors that will impact comparability of future results.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a clinical stage company engaged in drug research and development to create new therapies for fibrotic disease and cancer. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant materials as starting material in manufacturing processes to create proprietary complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that bind and inhibit galectin proteins, we are undertaking the focused pursuit of therapies for indications where galectins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences to patients and those where current treatment options are limited. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires additional resources.

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

2012 Common Stock and Warrant Offering with Reverse Split and 2013 and 2014 At Market Issuance Agreements

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

On October 25, 2013, the Company entered into an At Market Issuance Sales Agreement (the “2013 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2013 At Market Agreement. As of December 31, 2013, the Company had issued 99,942 shares of its common stock through its 2013 At Market Agreement at an average price of $9.02 per share resulting in gross proceeds of approximately $944,000. The Company incurred one time, initial legal and accounting costs of approximately $82,000 and commissions of $29,000 resulting in net proceeds of $833,000 as of December 31, 2013. In January and February 2014, the Company issued 2,663,647 shares of common stock for net proceeds of approximately $28,178,000 which completed the 2013 At Market Agreement.

On March 30, 2014, the Company entered into an At Market Issuance Sales Agreement (the “2014 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2014 At Market Agreement. As of December 31, 2014, the Company had issued 217,622 shares of its common stock through its 2014 At Market Agreement at an average price of $5.49 per share resulting in gross proceeds of approximately $1,196,000. The Company incurred commissions of approximately $36,000 resulting in net proceeds of approximately $1,159,000 as of December 31, 2014. In January and February 2015, the Company issued 1,173,458 shares of common stock for net proceeds of approximately $4,127,000 under the 2014 At Market Agreement.

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

We have evaluated the ability of GR-MD-02 to block galectin-3 in animal models of liver fibrosis, the conclusions of which yielded positive results. Our pre-clinical data show that GR-MD-02 may have a therapeutic effect on liver fibrosis as shown in several relevant animal models. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with NASH. In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase 1 study in patients with NASH and advanced liver fibrosis to primarily evaluate the human safety of GR-MD-02 and pharmacodynamics biomarkers of disease are also included in the trial design. On March 1, 2013, the FDA indicated we could proceed with a U.S. Phase 1 clinical trial for GR-MD-02 with a development program aimed at obtaining support for a proposed indication of GR-MD-02 for treatment of NASH with advanced fibrosis. In February 2013 we entered into an agreement with Clinical Trial Services Inc. (“CTI”) to conduct a Phase 1 clinical trial of GR-MD-02 to assess safety and preliminary evidence of efficacy in humans. In June 2013, we submitted a Fast Track application to the FDA to help expedite its clinical development program of GR-MD-02 in the treatment of NASH with advanced fibrosis. FDA grants Fast Track designation to help expedite review and approval of drugs in development that treat serious or life threatening diseases and fill an unmet medical need. On August 7, 2013, FDA concluded that the development program for GR-MD-02 meets the criteria for Fast Track designation, and FDA has designated the investigation of GR-MD-02 for non-alcoholic steatohepatitis with hepatic fibrosis as a Fast Track development program. In January 2014, we completed the enrollment of the first cohort of patients in the Phase 1 trial with no serious adverse events being reported. We reported initial safety and tolerability results from the first cohort of patients on June 30, 2014. The second cohort of this Phase 1 trial began and enrollment was completed in April 2014. In July 2014, we reported the results from the second cohort of patients. Enrollment of the third cohort of Phase 1 began in July 2014 with interim results presented in November 2014 with the final report on cohort 3 reported in January 2015. The results of the Phase 1 study demonstrate that (i) GR-MD-02 was safe and well tolerated by patients with advanced NASH liver fibrosis after IV administration of four doses of 2 mg/kg, 4 mg/kg and 8mg/kg lean body weight, (ii) Pharmacokinetics revealed drug exposure in humans at the 8 mg/kg dose that was equivalent to the upper range of the targeted therapeutic dose determined from effective doses in NASH animal models, (iii) Disease Serum Marker Effect showed there was a statistically significant, dose-dependent reduction in FibroTest® scores due to a statistically significant reduction in alpha-2 macroglobulin serum levels, and (iv) Liver Stiffness Effect, as measured by FibroScan® showed that there was a signal of reduced liver stiffness in patients receiving GR-MD-02. The reduction seen in A2M does not necessarily mean fibrosis got better in this short study, but does suggest changes in the fibrogenic process that might lead to an improvement in fibrosis with longer-term therapy. These Phase 1 results in NASH patients with advanced fibrosis provide a firm foundation for entry into a Phase 2 development program.

The Company held an “End of Phase 1 meeting” with FDA and, amongst other things, received clear guidance on the primary endpoint for a Phase 2 trial. Preliminary Phase 2 clinical trial design targets a patient population with cirrhosis due to NASH. The study endpoints will include those that are closely associated with outcomes in patients with cirrhosis Primary endpoint: Hepatic venous pressure gradient (HVPG). Planned secondary endpoints include: morphometric analysis of collagen on liver biopsies and other secondary endpoints will include non-invasive tests to evaluate for correlation with HVPG and liver collagen. We have awarded the contract for the primary Phase 2 study to a CRO and expect to initiate a Phase 2 clinical trial in the first half of 2015 to assess the efficacy of GR-MD-02 in patients with NASH and advanced liver fibrosis. The timing of initial results from the Phase 2 trial are dependent upon the trial design, and, amongst other factors, the rate of patient enrollment. Our Phase 2 clinical program is likely to include additional clinical trials to fully characterize human response to GR-MD-02 and to better position the Company for a successful Phase 3 clinical trial program.

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

Results of Operations from the Years Ended December 31, 2014 and 2013

Research and Development Expense

	Year ended December 31,		2014 as Compared to 2013
	2014	2013	$ Change	% Change
	(in thousands, except %)
Research and development	$8,425	$5,688	$2,737	48%

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

We have two product candidates, GR-MD-02 and GM-CT-01; however only GR-MD-02 is in active development. We filed for an IND for GR-MD-02 in January 2013 and in February 2013 we entered into an agreement with CTI to conduct a Phase 1 clinical trial of GR-MD-02. In March 2013, the FDA indicated we could proceed with a Phase 1 human clinical trial of GR-MD-02, and we began enrolling patients in the third quarter of 2013. In January 2014, we completed the enrollment of the first cohort of patients in the Phase 1 trial with no serious adverse events being reported. We reported initial safety and tolerability results from the first cohort of patients on June 30, 2014. The second cohort of this Phase 1 trial began and enrollment was completed in April 2014. In July 2014, we reported the results from the second cohort of patients. Enrollment of the third cohort of Phase 1 began in July 2014 with interim results presented in November 2014 with the final report on cohort 3 presented in January 2015. The results of the Phase 1 study demonstrate that (i) GR-MD-02 was safe and well tolerated by patients with advanced NASH liver fibrosis after IV administration of four doses of 2 mg/kg, 4 mg/kg and 8mg/kg lean body weight, (ii) Pharmacokinetics revealed drug exposure in humans at the 8 mg/kg dose that was equivalent to the upper range of the targeted therapeutic dose determined from effective doses in NASH animal models, (iii) Disease Serum Marker Effect showed there was a statistically significant, dose-dependent reduction in FibroTest® scores due to a statistically significant reduction in alpha-2 macroglobulin serum levels, and (iv) Liver Stiffness Effect, as measured by FibroScan® showed that there was a signal of reduced liver stiffness in patients receiving GR-MD-02. The reduction seen in A2M does not necessarily mean fibrosis got better in this short study, but does suggest changes in the fibrogenic process that might lead to an improvement in fibrosis with longer-term therapy. These Phase 1 results in NASH patients with advanced fibrosis provide a firm foundation for entry into a Phase 2 development program.

The company held an “End of Phase 1 meeting” with FDA and, amongst other things, received clear guidance on the primary endpoint for a Phase 2 trial. Preliminary Phase 2 clinical trial design targets a patient population with cirrhosis due to NASH. The study endpoints will include those that are closely associated with outcomes in patients with cirrhosis Primary endpoint: Hepatic venous pressure gradient (HVPG). Planned secondary endpoints include: morphometric analysis of collagen on liver biopsies and other secondary endpoints will include non-invasive tests to evaluate for correlation with HVPG and liver collagen. We have awarded the contract for the primary Phase 2 study to a CRO and expect to initiate a Phase 2 clinical trial in the first half of 2015 to assess the efficacy of GR-MD-02 in patients with NASH and advanced liver fibrosis. The timing of initial results from the Phase 2 trial are dependent upon the trial design, and, amongst other factors, the rate of patient enrollment. Our Phase 2 clinical program is likely to include additional clinical trials to fully characterize human response to GR-MD-02 and to better position the Company for a successful Phase 3 clinical trial program.

Our research and development expenses were as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Direct external expenses:
Clinical programs and pre-clinical activities	$6,071	$3,936
Other research and development expenses:
Payroll and other	1,053	761
Stock based compensation	1,301	991

	$8,425	$5,688

Clinical programs and pre-clinical expenses cost increases for the year ended December 31, 2014, compared to the same period in 2013, were due to increases in costs related to our Phase 1 clinical trial of $367,000, pre-clinical activities in support of planned Phase 2 program of $798,000 and drug manufacturing costs of $970,000. We have completed our Phase 1 trial for GR-MD-02 and are preparing for our Phase 2 program, and expect our clinical and pre-clinical program costs will increase substantially.

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

General and Administrative Expense

	Year ended December 31,		2014 as Compared to 2013
	2014	2013	$ Change	% Change
	(in thousands, except %)
General and administrative	$7,005	$6,416	$589	9%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase for the year ended December 31, 2014 as compared to the same period for 2013 are due to, increased legal expenses of $407,000 related to our arbitration with Dr. Platt which was settled in 2014 and includes the $150,000 retention of legal fees we paid in connection with the shareholder suits filed in 2014 and increased insurance expense of $115,000.

Other Income and Expense

During the year ended December 31, 2014, other income and expense consisted primarily of the $400,000 loss on equity method investment in Galectin Sciences LLC.

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

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2014, we raised a net total of $108.9 million from these offerings. At December 31, 2014, the Company had $29.1 of unrestricted cash and cash equivalents available to fund future operations. Additionally, in January and February 2015, the Company received $4,127,000 in net proceeds from the issuance of common stock at then-current market prices through its at the market (“ATM”) financing arrangement. The Company currently believes there is sufficient cash to fund currently planned operations through September 30, 2016. We will require more cash to fund our operations after September 30, 2016 and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations after September 30, 2016, we may be required to cease operations or seek bankruptcy protection.

2014 compared to 2013

Net cash used in operations increased by $4,942,000 to $12,426,000 for 2014, as compared to $7,484,000 for 2013. Cash operating expenses increased principally due to increased research and development activities primarily related to our fibrosis development and Phase 1 clinical trial for GR-MD-02 begun in 2013.

There were no equipment purchases or other investing activities in 2014.

Net cash provided by financing activities was $31,465,000 during 2014 as compared to $8,609,000 during 2013, due primarily to the transactions described below.

In 2014, we received $2,128,000 from the exercise of stock options and warrants. Additionally, in 2014, we received $29,337,000 from sales of our common stock through At the Market issuances. In 2013, we received $4,776,000 from the exercise of stock options and warrants. Additionally, in 2013, we received $3,000,000 from a private placement of unregistered common stock and received $833,000 in net proceeds from our at the market stock issuance program.

2013 compared to 2012

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

There were no equipment purchases or other investing activities in 2013. Cash provided by investing activities during 2012 consisted of a decrease in restricted cash by $64,000 as our $59,000 secured letter of credit for office space and $10,000 of secured credit cards were released, offset by equipment purchases of $5,000.

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

Operating leases.

In September 2012, the Company entered into an operating lease for office space in Norcross, GA for a term of twenty-six months, beginning on October 1, 2012 and ending November 30, 2014 at a rate of approximately $3,000 per month. In June 2014, the Company signed an amendment to the lease extending the term through November 30, 2017 with a base monthly rental of approximately $3,300 through the extended term. The original lease provided for free rent for the first two months of the lease and required a security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building.

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

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments as of December 31, 2014:

Contractual Obligations	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$119	$38	$81

Total	$119	$38	$81

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

•	our early stage of development,

•	we have incurred significant operating losses since our inception and cannot assure you that we will generate revenue or profit,

•	our dependence on outside capital,

•	we may be unable to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates,

•	uncertainties related to our technology and clinical trials,

•	uncertainties related to any litigation, including shareholder class actions and derivative lawsuits filed,

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

Due to the nature of our operations, assets and absence of debt, we are not exposed to any significant market risks at December 31, 2014 and 2013.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Our management has concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), or COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO 1992 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

Management conducted an evaluation of internal controls based on the COSO 1992 framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their attestation report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, in connection with our Annual Meeting of Stockholders which is scheduled to be held on May 21, 2015 (the “2015 Proxy Statement”) under the captions “Election of Directors,” “Board of Directors Meetings and Committees of the Board,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.galectintherapeutics.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

Item 11.	Executive Compensation

The information required by this Item will be incorporated by reference from the information under the caption “Compensation of Named Executive Officers” contained in our 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our 2015 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item will be incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in our 2015 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be incorporated by reference from the information under the captions “Audit Fees”, “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Policies and Procedures” contained in our 2015 Proxy Statement.

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

4.7

Form of Warrant Agreement between Galectin Therapeutics Inc. and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant certificate) (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)

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

10.36†

Amended and Restated Employment Agreement dated December 11, 2014 between Harold H. Shlevin and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 12, 2014.)

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

10.45

Amendment No. 1 to At Market Issuance Sales Agreement, dated March 21, 2014, by and between Galectin Therapeutics Inc. and MLV & Co. LLC (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 21, 2014.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2015.

GALECTIN THERAPEUTICS INC.

By:	/s/ PETER G. TRABER
Name: Peter G. Traber, M.D.
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER G. TRABER Peter G. Traber, M.D.	Chief Executive Officer, President and Director (principal executive officer)	March 18, 2015

/s/ JACK W. CALLICUTT Jack W. Callicutt	Chief Financial Officer (principal financial and accounting officer)	March 18, 2015

/s/ JAMES C. CZIRR James C. Czirr	Executive Chairman and Director	March 18, 2015

/s/ ROD D. MARTIN Rod D. Martin	Vice-Chairman and Director	March 18, 2015

/s/ GILBERT F. AMELIO Gilbert F. Amelio	Director	March 18, 2015

/s/ ARTHUR R. GREENBERG Arthur R. Greenberg	Director	March 18, 2015

/s/ KEVIN D. FREEMAN Kevin D. Freeman	Director	March 18, 2015

/s/ JOHN MAULDIN John Mauldin	Director	March 18, 2015

/s/ GILBERT S. OMENN Gilbert S. Omenn, M.D, Ph.D.	Director	March 18, 2015

/s/ STEVEN PRELACK Steven Prelack	Director	March 18, 2015

/s/ H. PAUL PRESSLER H. Paul Pressler	Director	March 18, 2015

/s/ MARC RUBIN Marc Rubin, M.D.	Director	March 18, 2015

Galectin Therapeutics Inc.

1.	Reports of Independent Registered Public Accounting Firm	F-1

2.	Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3

3.	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	F-4

4.	Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012	F-5

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	F-6

6.	Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Galectin Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Galectin Therapeutics, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Galectin Therapeutics, Inc. as of December 31, 2014 and 2013, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Galectin Therapeutics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 18, 2015 expressed an unqualified opinion on the effectiveness of Galectin Therapeutics, Inc.’s internal control over financial reporting

/s/ McGladrey LLP

Charlotte, North Carolina

March 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Galectin Therapeutics, Inc.

We have audited Galectin Therapeutics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Galectin Therapeutics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Galectin Therapeutics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Galectin Therapeutics, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 18, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Charlotte, North Carolina

March 18, 2015

GALECTIN THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,128	$10,489
Prepaid expenses and other current assets	533	198

Total current assets	29,661	10,687

Property and equipment, net	1	3
Intangible assets, net	15	23

Total assets	$29,677	$10,713

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$906	$762
Accrued expenses	729	1,651
Accrued dividends payable	68	73

Total current liabilities	1,703	2,486

Total liabilities	1,703	2,486

Commitments and contingencies (Note 9)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at December 31, 2014 and 2013, redemption value and liquidation value: $1,800,000, at December 31, 2014	1,731	1,715
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at December 31, 2014 and 2013, redemption value and liquidation value: $4,200,000, at December 31, 2014	3,325	3,112
Series C super dividend convertible preferred stock; 1,000 shares authorized, 176 and 196 issued and outstanding at December 31, 2014 and 2013, respectively, redemption value: $4,835,000, liquidation value: $1,786,000 at December 31, 2014	1,723	1,919
Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at December 31, 2014 and 2013, 8,001,000 shares designated at December 31, 2014 and 2013
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,402,500 and 1,452,500 issued and outstanding at December 31, 2014 and 2013, liquidation value $1,445,000 at December 31, 2014,	567	587
Common stock, $0.001 par value; 50,000,000 shares authorized at December 31, 2014 and 2013, 22,277,283 and 18,386,900 issued and outstanding at December 31, 2014 and 2013, respectively	22	18
Additional paid-in capital	139,531	102,841
Retained deficit	(118,925)	(101,965)

Total stockholders’ equity	21,195	1,481

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$29,677	$10,713

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$8,425	$5,688	$4,527
General and administrative	7,005	6,416	5,372

Total operating expenses	15,430	12,104	9,899

Total operating loss	(15,430)	(12,104)	(9,899)

Other income (expense):
Interest income	42	16	24
Loss from equity method investment in Galectin Sciences, LLC	(400)	—	—
Other income	—	—	200

Total other income (expense)	(358)	16	224

Net loss	$(15,788)	$(12,088)	$(9,675)

Preferred stock dividends	(943)	(867)	(976)
Preferred stock accretion	(229)	(229)	(230)
Warrant modification	—	(8,763)	—

Net loss applicable to common stockholders	$(16,960)	$(21,947)	$(10,881)

Basic and diluted net loss per share	$(0.78)	$(1.30)	$(0.72)
Shares used in computing basic and diluted net loss per share	21,849	16,874	15,131

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

(amounts in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Numbe of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity
Balance at December 31, 2011	900,000	$1,681	2,100,000	$2,687	220	$2,154	1,562,500	$632	12,919,538	$13	$66,367	$(69,137)	$(2,125)
Accretion of Series B redeemable convertible preferred stock		17		157								(174)	(174)
Accretion of beneficial conversion feature for Series B-2				56								(56)	(56)
Issuance of common stock and warrants, net of issuance costs of $1,597,000									2,666,722	3	10,400		10,403
Issuance of shares related to reverse split of common stock									3,324				—
Series A 12% convertible preferred stock dividend									31,250		103	(103)	—
Series B-1 12% redeemable convertible preferred stock dividend									95,584		224	(224)	—
Series B-2 12% redeemable convertible preferred stock dividend									223,027		522	(522)	—
Series C super dividend convertible preferred stock dividend									46,053		127	(127)	—
Issuance of common stock to consultants									11,348		26		26
Issuance of common stock upon exercise of warrants									12,177				—
Issuance of common stock upon exercise of options									51,830				—
Stock-based compensation expense											2,766		2,766
Net loss												(9,675)	(9,675)

Balance at December 31, 2012	900,000	$1,698	2,100,000	$2,900	220	$2,154	1,562,500	$632	16,060,853	$16	$80,535	$(80,018)	$1,165

5

GALECTIN THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY — (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(amounts in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Numbe of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Deficit
Accretion of Series B redeemable convertible preferred stock		17		158								(175)	(175)
Accretion of beneficial conversion feature for Series B-2				54								(54)	(54)
Series A 12% convertible preferred stock dividend									25,062		148	(148)
Series B-1 12% redeemable convertible preferred stock dividend									36,106		178	(178)
Series B-2 12% redeemable convertible preferred stock dividend									84,553		418	(418)
Series C super dividend convertible preferred stock dividend									23,848		123	(123)
Issuance of common stock upon exercise of warrants									1.284.948	1	4,504		4,505
Issuance of common stock upon exercise of options									213,008		271		271
Issuance of common stock, net of issuance costs of $111									599,942	1	3,832		3,833
Conversion of Series A to common stock							(110,000)	(45)	18,387		45
Conversion of Series C super dividend convertible preferred stock to common stock					(24)	(235)			40,193		235		235
Modification of warrants											8,763	(8,763)
Stock-based compensation expense											3,789		3,789
Net loss												(12,088)	(12,088)

Balance at December 31, 2013	900,000	$1,715	2,100,000	$3,112	196	$1,919	1,452,500	$587	18,386,900	$18	$102,841	$(101,965)	$1,481

See notes to consolidated financial statements.

6

GALECTIN THERAPEUTICS INC.

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY — (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(amounts in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Numbe of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity
Accretion of Series B redeemable convertible preferred stock		16		157								(173)	(173)
Accretion of beneficial conversion feature for Series B-2				56								(56)	(56)
Series A 12% convertible preferred stock dividend									19,490		154	(154)
Series B-1 12% redeemable convertible preferred stock dividend									32,043		206	(206)
Series B-2 12% redeemable convertible preferred stock dividend									74,764		480	(480)
Series C super dividend convertible preferred stock dividend									13,152		103	(103)
Issuance of common stock upon exercise of warrants									572,148	1	1,675		1,676
Issuance of common stock upon exercise of options									246,445		452		452
Issuance of common stock									2,881,269	3	29,334		29,337
Conversion of Series A to common stock							(50,000)	(20)	8,350		20
Conversion of Series C super dividend convertible preferred stock to common stock					(20)	(196)			33,756		196		196
Issuance of common stock to consultants									8,966		100		100
Stock-based compensation expense											3,970		3,970
Net loss												(15,788)	(15,788)

Balance at December 31, 2014	900,000	$1,731	2,100,000	$3,325	176	$1,723	1,402,500	$567	22,277,283	$22	$139,531	$(118,925)	$21,195

See notes to consolidated financial statements.

7

GALECTIN THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,788)	$(12,088)	$(9,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10	12	9
Stock-based compensation expense	4,070	3,789	2,792
Loss from equity method investment in Galectin Sciences LLC	400	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(335)	(39)	(55)
Accounts payable and accrued expenses	(783)	848	(577)
Other long-term liabilities	—	(6)	6

Net cash used in operating activities	(12,426)	(7,484)	(7,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity method investment in Galectin Sciences LLC	(400)	—	—
Purchases of property and equipment	—	—	(5)
Change in restricted cash and security deposit	—	—	69

Net cash provided by (used in) investing activities	(400)	—	64

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	29,337	3,833	10,403
Net proceeds from exercise of common stock warrants and options	2,128	4,776	—

Net cash provided by financing activities	31,465	8,609	10,403

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,639	1,125	2,967
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,489	9,364	6,397

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,128	$10,489	$9,364

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$943	$867	$976

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

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

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2014, the Company had $29,128,000 of unrestricted cash and cash equivalents available to fund future operations. Additionally, in January and February 2015, the Company received $4,127,000 in net proceeds from the issuance of common stock at market through its at the market (“ATM”) financing arrangement.

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

The Company is subject to a number of risks similar to those of clinical stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, dependence on third-party collaborators for research operations, need for regulatory approval of products, risks associated with protection of intellectual property, and competition with larger, better-capitalized companies. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company’s cost structure. There are no assurances that the Company will be able to obtain additional financing on favorable terms, or at all, or successfully market its products.

2.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

Basis of Consolidation.    The consolidated financial statements include the accounts of the Company and Galectin Therapeutics Security Corp., its wholly-owned subsidiary, which was incorporated in Delaware on December 23, 2003 and Galectin Sciences LLC (see Note 10). All intercompany transactions have been eliminated.

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

Cash and Cash Equivalents.    The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents at December 31, 2014 or 2013.

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

Restricted Cash and Security Deposit.    At December 31, 2014 and 2013, the Company had a security deposit of $6,000 for leased office space. The security deposit was included in Prepaid Expenses and Other Current Assets at December 31, 2014.

Intangible Assets.    Intangible assets include patent costs, consisting primarily of related capitalized legal fees, which are amortized over an estimated useful life of five years from issuance. Amortization expense in 2014 and 2013 was $8,000 and $7,000, respectively. Gross intangible assets at December 31, 2014 and 2013 totaled $78,000 each year, and accumulated amortization at December 31, 2014 and 2013 totaled $63,000 and $55,000, respectively.

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

Warrants.    The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. Certain warrants were accounted for as derivative liabilities at fair value. Such warrants did not meet the accounting criteria that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.” Warrants that are not considered derivative liabilities are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of warrants was determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. There were no warrant liabilities as of December 31, 2014 or 2013.

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

New Accounting Pronouncements.    The Company adopted Financial Accounting Standards Board (FASB), Accounting Standards Update No. 2014-10 “Development Stage Entities (Topic 915)” as of June 30, 2014. This new standard modifies financial statement presentation to eliminate the requirement to include inception-to-date information in the statements of operations and cash flows, among other provisions.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that this new guidance will have on its financial statements.

In July 2013, the FASB issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists, with certain exceptions. This accounting guidance was effective for annual and interim periods beginning after December 15, 2013. The Company adopted this new guidance beginning with its interim financial statements for the three months ended March 31, 2014. The adoption of this standard did not have a material impact on the Company’s financial statements.

3.	Property and Equipment

Property and equipment consists of the following at December 31:

	2014	2013
	(in thousands)
Leasehold improvements	$2	$2
Computer and office equipment	13	13
Furniture and fixtures	59	59

Total	74	74
Less accumulated depreciation and amortization	(73)	(71)

Property and equipment—net	$1	$3

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was $2,000 and $3,000, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2014	2013
	(in thousands)
Legal and accounting fees	$118	$103
Accrued compensation	604	526
Severance agreement (Note 11)	—	1,000
Other	7	22

Total	$729	$1,651

5.	Stockholders’ Equity

At December 31, 2014, the Company had 50,000,000 shares of common stock and 20,000,000 undesignated shares authorized. As of December 31, 2014, 5,000,000 shares have been designated for Series A 12% Convertible Preferred Stock, 900,000 shares have been designated for Series B-1 Convertible Preferred Stock, 2,100,000 shares have been designated for Series B-2 Convertible Preferred Stock, 1,000 shares have been designated for Series C Super Dividend Convertible Preferred Stock and 11,999,000 remain undesignated.

2013 Private Placement of Common Stock

On August 16, 2013, the Company issued 500,000 unregistered shares of its common stock for proceeds of $3,000,000 to a single investor pursuant to a private placement. There were no warrants or placement fees associated with this transaction.

2013 At Market Issuance of Common Stock

On October 25, 2013, the Company entered into an At Market Issuance Sales Agreement (the “2013 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2013 At Market Agreement. As of December 31, 2013, the Company had issued 99,942 shares of its common stock through its 2013 At Market Agreement at an average price of $9.02 per share resulting in gross proceeds of approximately $944,000. The Company incurred one time, initial legal and accounting costs of approximately $82,000 and commissions of $29,000 resulting in net proceeds of $833,000 as of December 31, 2013. In January and February 2014, the Company issued 2,663,647 shares of common stock for net proceeds of approximately $28,178,000 which completed the 2013 At Market Agreement.

2014 At Market Issuance of Common Stock

On March 30, 2014, the Company entered into an At Market Issuance Sales Agreement (the “2014 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2014 At Market Agreement. As of

December 31, 2014, the Company had issued 217,622 shares of its common stock through its 2014 At Market Agreement at an average price of $5.49 per share resulting in gross proceeds of approximately $1,196,000. The Company incurred commissions of approximately $36,000 resulting in net proceeds of approximately $1,159,000 as of December 31, 2014. In January and February 2015, the Company issued 1,173,458 shares of common stock for net proceeds of approximately $4,127,000 under the 2014 At Market Agreement.

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

In 2014 and 2013, 50,000 and 110,000 shares of Series A were converted into 8,334 and 18,387 shares of common stock, respectively. Prior to 2013, a total of 180,000 shares of Series A had been converted into 30,000 shares of common stock.

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

Through a series of closings from February 2009 through May 2010, the Company issued and sold, pursuant to the 10X Agreement, a total of (i) 900,000 shares of Series B-1 convertible preferred stock (“Series B-1 redeemable convertible preferred stock” or “Series B-1”) and related common stock warrants for 1,800,000 shares of common stock and (ii) 2,100,000 shares of Series B-2 convertible preferred stock (“Series B-2 redeemable convertible preferred stock” or “Series B-2”) and related warrants for 4,200,000 shares of common stock for total net proceeds of $5,483,000.

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

The fair value of the warrants issued in connection with the Series B-1 was $1,296,000 at the date of issuance based on the following assumptions: an expected life of 5 years, volatility of 118%, risk free interest rate of 1.79% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-1 and the related warrants, resulting in $1,105,000 of the proceeds being allocated to additional paid-in capital. The Company analyzed the Series B-1, post-allocation of the gross proceeds, and determined that there was no beneficial conversion feature at the date of issuance. The issuance costs of the Series B-1 and the amounts allocated to warrants were recorded as a reduction to the carrying value of the Series B-1 when issued, and are accreted to the redemption value of the Series B-1 through the earliest redemption date. Due to the redemption feature, the Company has presented the Series B-1 outside of permanent equity, in the mezzanine of the consolidated balance sheet at December 31, 2014 and 2013.

The fair value of the warrants issued during the year ended December 31, 2010 in connection with the Series B-2 was $4,148,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 126% to 129%, risk free interest rates of 2.27% to 2.43% and zero dividends. The fair value of the warrants issued during the year ended December 31, 2009 in connection with the Series B-2 was $5,333,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 124% to 127%, risk free interest rates of 1.98% to 2.70% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-2 and the related warrants, resulting in $1,028,000 and $1,732,000 of the proceeds being allocated to additional paid-in capital for the years ended December 31, 2010 and 2009, respectively. The issuance costs of the Series B-2 and the amounts allocated to warrants were recorded as a reduction to the carrying value of the Series B-2 when issued, and are accreted to the redemption value of the Series B-2 through the earliest redemption dates. Due to the redemption feature, the Company has presented the Series B-2 outside of permanent equity, in the mezzanine of the consolidated balance sheet at December 31, 2014 and 2013.

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

The terms of the Series C are as follows:

Conversion Rights.    Each holder of Series C may convert all, but not less than all, of his Series C shares plus accrued and unpaid dividends into Common Stock at the price of $6.00 per share of Common Stock (“Conversion Price”), such that approximately 1,667 shares of Common Stock will be issued per each converted share of Series C (accrued and unpaid dividends will be issued as additional shares). At December 31, 2014, the 176 outstanding shares of Series C were convertible into a total of approximately 293,340 shares of Common Stock.

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

In July 2011, 5 shares of Series C were converted into 8,334 shares of common stock and 5 Series C Post Conversion Dividend Rights (Dividend Rights) were issued. In 2013, 24 shares of Series C were converted into 40,193 shares of common stock and 24 Dividend Rights were issued. In 2014, 20 shares of Series C were converted into 33,756 shares of common stock and 20 Dividend Rights were issued. Per the terms of the Series C, these Dividend Rights shall continue to participate in dividends, however the Floor shall not apply. At December 31, 2014 and 2013, these Dividend Rights were determined to have a de minimis value, as the payment of a dividend is considered improbable at this time. The Company will continue to evaluate and assess the Series C Post Conversion Dividend Right for each reporting period.

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

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2014 and 2013. At December 31, 2014, the Series C redemption value was $4,835,000.

Voting Rights.    The Series C shares have no voting rights.

6.	Warrants and Warrant Liabilities

Warrants

Warrant activity is summarized as follows:

Outstanding at December 31, 2012	7,424,241
Issued	5,000
Cancelled	(1,344,012)
Exercised	(50,000)

Outstanding at December 31, 2013	6,035,229

Issued	20,000
Cancelled	(7,500)
Exercised	(576,734)

Outstanding at December 31, 2014	5,470,995

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2014.

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
February 12, 2009 Series B-1 Transaction
$0.50 Investor Warrants—Class B	1,200,000	$3.00	February 12, 2009	February 12, 2019
May 13, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class B	600,000	$3.00	May 13, 2009	May 13, 2019
June 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class B	333,333	$3.00	June 30, 2009	June 30, 2019
August 12, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class B	200,000	$3.00	August 12, 2009	August 12, 2019
September 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class B	216,666	$3.00	September 30, 2009	September 30, 2019
November 4, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class B	206,666	$3.00	November 4, 2009	November 4, 2019
December 8, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class B	216,667	$3.00	December 8, 2009	December 8, 2019
January 29, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class B	216,667	$3.00	January 29, 2010	January 29, 2020
March 8, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class B	223,334	$3.00	March 8, 2010	March 8, 2020
April 30, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class B	206,667	$3.00	April 30, 2010	April 30, 2020
May 10, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class B	380,000	$3.00	May 10, 2010	May 10, 2020
June 15, 2010 Consultant Warrants	100,000	$4.26	June 15, 2010	June 15, 2015
December 9, 2010 Consultant Warrants	33,334	$3.90	December 9, 2010	December 9, 2015
December 30, 2010 Placement Agent Warrants	500	$7.20	December 30, 2010	December 30, 2015
March 28, 2012 Offering Warrants	1,317,161	$5.63	March 28, 2012	March 28, 2017
October 30, 2014 Consultant Warrants	20,000	$5.45	October 30, 2014	October 30, 2017

Total outstanding warrants	5,470,995

Consultant Warrants

In October 2014, the Company granted warrants to a consultant for the purchase of 20,000 shares of common stock at an exercise price of $5.45 per share. The warrants were valued at $76,000 on issuance based on the following assumptions: an expected life of 3 years, volatility of 117%, risk free interest rate of 0.91% and zero dividends. The warrants vested immediately and the company recognized an expense of

$76000 related to these warrants during the year ended December 31, 2014. These warrants are outstanding at December 31, 2014.

Offering Warrants

On March 28, 2012, the Company sold and issued 1,333,361 Units (2,666,722 shares of common stock and related $5.63 warrants to purchase 1,333,361 shares of common stock) for gross proceeds of $12.0 million (net cash proceeds of $10,403,000 after the underwriting discount and offering costs). The warrants were valued at $4,445,000 as of the issuance date of March 28, 2012, using the closing price of $4.20, a life of 5 years, a volatility of 119% and a risk free interest rate of 1.05%. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” the Company has determined that warrants issued in connection with this financing transaction were not derivative liabilities and therefore, were recorded as additional paid-in capital. At December 31, 2014, 1,317,161 of these warrants remain outstanding.

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

7.	Stock-Based Compensation

Summary of Stock-Based Compensation Plans

At December 31, 2014, the Company had three stock-based compensation plans where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs (the “Incentive Plans”) as follows:

2001 Stock Incentive Plan.    In October 2001, the Company’s Board of Directors adopted the Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the “Incentive Plan”), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. Originally, there were 833,334 shares of common stock for issuance upon exercise of grants made under the Incentive Plan. Options granted under the Incentive Plan vest either immediately or over a period of up to three years, and expire 3 years to 10 years from the grant date. At December 31, 2014, there were no shares were available for future grant under the Incentive Plan as the terms of the Incentive Plan did not allow for grants to be made after 10 years; however, there were 166,167 options outstanding under the Incentive Plan.

2003 Non-Employee Director Stock Option Plan.    In 2003, the stockholders approved the Pro-Pharmaceuticals, Inc. 2003 Non-Employee Director Stock Option Plan (the “Director Plan”), which permits awards of stock options to non-employee directors. The stockholders originally reserved 166,667 shares of common stock for issuance upon exercise of grants made under the Director Plan. At December 31, 2014, there were no shares were available for future grant under the Director Plan as the terms of the Director Plan did not allow for grants to be made after 10 years, and there were no options outstanding under the Director Plan.

2009 Incentive Compensation Plan.    In February 2009, the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”) which originally provided for the issuance of up to 3,333,334, which was subsequently increased to 4,733,334 in May 2014, shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2014, 1,851,114 shares were available for future grant under the 2009 Plan.

In addition, the Company has awarded 1,477,379 non-plan stock option grants to employees and non-employees. These non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plans. At December 31, 2014, 1,416,669 non-plan grants were outstanding.

Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock and common stock warrants:

	Year Ended December 31,
	2014	2013	2012
Research and development	$1,302	$991	$922
General and administrative	2,768	2,798	1,870

Total stock-based compensation expense	$4,070	$3,789	$2,792

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2014	2013	2012
Risk-free interest rate	1.58%	1.17%	0.90%
Expected life of the options	6 years	5.29 years	5.81 years
Expected volatility of the underlying stock	114%	115%	116%
Expected dividend rate	0%	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 10 years, generally with 5 to 6 years representing the estimated life of options granted to employees. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. At December 31, 2014, the Company does not anticipate any option awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.

The following table summarizes the stock option activity in the stock based compensation plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2011	3,091,474	$6.83
Granted	800,000	2.13
Forfeited/Cancelled	(299,683)	8.93
Exercised	(51,830)	2.31

Outstanding, December 31, 2012	3,539,961	$5.66
Granted	425,426	3.89
Forfeited/Cancelled	(403,674)	14.19
Exercised	(213,008)	2.18

Outstanding, December 31, 2013	3,348,705	$4.70
Granted	354,823	12.72
Forfeited/Cancelled	(124,466)	3.80
Exercised	(246,445)	1.97

Outstanding, December 31, 2014	3,332,617	$5.79	6.51	$1,383

Exercisable, December 31, 2014	2,444,477	$5.24	6.22	$1,272

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2014, based on the closing price of the Company’s common stock of $3.47 on that date.

The weighted-average grant-date fair values of options granted during 2014, 2013 and 2012 were $10.75, $3.17 and $1.77, respectively. As of December 31, 2014 and December 31, 2013, there were unvested options to purchase 888,140 and 1,256,735 shares of common stock, respectively. Total expected unrecognized compensation cost related to such unvested options is $4,308,000 at December 31, 2014, which is expected to be recognized over a weighted-average period of 1.61 years.

During the years ended December 31, 2014, 2013 and 2012, the Company issued shares totaling 246,445, 213,008 and 51,830, respectively, upon the exercise of options valued at $411,000 and $378,000, respectively. During the years ended December 31, 2014, 2013 and 2012, the Company received $394,000, $271,000 and 0, respectively, for the exercise of stock options. During 2014, 2013 and 2012, 35,734, 173,669 and 90,253 options were exercised on a cashless basis resulting in the issuance of 26,109, 81,591 and 51,830 shares, respectively. The intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $2,677,000, $1,498,000 and 162,000, respectively.

During the years ended December 31, 2014, 2013 and 2012, 676,335, 614,041 and 595,420 options became vested, respectively. The total grant date fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $3,711,000, $2,406,000 and $2,447,000 respectively.

The following table summarizes additional information regarding outstanding and exercisable options under our stock based compensation plans at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price (Range)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
		(in years)
$1.80 – 1.83	276,669	2.4	$1.80	276,669	$1.80
$2.08 – 2.88	761,667	6.7	2.26	669,917	2.26
$3.59 – 4.41	354,954	8.4	4.08	213,242	3.92
$5.00 – 7.56	1,568,382	6.2	6.94	1,083,746	6.93
$8.10 – 11.40	44,445	6.4	8.10	44,445	8.10
$13.38	326,500	9.1	13.38	156,458	13.38

	3,332,617	6.5	$5.79	2,444,477	$5.24

Other Stock Based Compensation Transactions

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

In June 2013, the Company issued 25,000 options to a consultant for consulting services, which vested in August 2013. The options are exercisable at $3.97 per share. These options were valued using the Black-Scholes option-pricing model based on a grant date fair value of the Company’s common stock ranging from $3.97 per share upon grant to $7.25 per share at completion of vesting. The Company recorded a $173,000 charge to stock compensation expense over the vesting period of the options.

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

	Year Ended December 31,
	(in thousands, except share and per share amounts)
	2014	2013	2012
Net loss	$(15,788)	$(12,088)	$(9,675)
Preferred stock dividends	(943)	(867)	(976)
Preferred stock accretion	(229)	(229)	(230)
Warrant modification	—	(8,763)	—

Net loss applicable to common stockholders	$(16,960)	$(21,947)	$(10,881)

Basic and diluted net loss per share	$(0.78)	$(1.30)	$(0.72)
Shares used in computing basic and diluted net loss per share	21,849	16,874	15,131

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

		Year Ended December 31,
	2014 (Shares)	2013 (Shares)	2012 (Shares)
Warrants to purchase shares of common stock	5,470,995	6,035,229	7,424,241
Options to purchase shares of common stock	3,332,617	3,348,705	3,539,961
Shares of common stock issuable upon conversion preferred stock	2,527,103	2,568,771	2,627,110

	11,330,715	11,952,705	13,591,312

9.	Commitments and Contingencies

Lease Commitments

In September 2012, the Company entered into an operating lease for office space in Norcross, GA for a term of twenty-six months, beginning on October 1, 2012 and ending November 30, 2014 at a rate of approximately $3,000 per month. In June 2014, the Company signed an amendment to the lease extending the term through November 30, 2017 with a base monthly rental of approximately $3,300 through the extended term. The original lease provided for free rent for the first two months of the lease and required a security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building.

In October 2012, the Company entered into an operating lease for office space collocated with lab space for research and development activities. The lease is for a period of one year, beginning on October 1, 2012, for a rate of $15,000 for the term, payable in equal monthly increments. This lease was continued on a month to month basis from October 1, 2013.

Rent expense under the above operating leases was $44,000 and $39,000 for the years ended December 31, 2014 and 2013, respectively.

Future minimum payments under this lease as of December 31, 2014 are as follows (in thousands):

Year ended December 31,
2015	$38
2016	40
2017	41

Total	$119

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

Shareholder Class Actions and Derivative Lawsuits

Between July 30, 2014, and August 6, 2014, three putative class action complaints were filed in the United States District Court for the District of Nevada (the “Nevada District Court”) against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between January 6, 2014 and July 28, 2014. The complaints allege that the defendants made false or misleading statements in certain press releases and other public statements in violation of the federal securities laws and seek class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaints and intends to vigorously defend against the claims. On August 22, 2014, the Nevada District Court entered an order consolidating the three cases, relieving the defendants of any obligation to respond to the complaints currently on file, and providing that defendants may respond to a consolidated amended complaint after it is filed by a lead plaintiff(s) to be appointed pursuant to the Private Securities Litigation Reform Act of 1995. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative securities class action to the United States District Court for the Northern District of Georgia. The court has not yet appointed a lead plaintiff or plaintiffs, and no consolidated amended complaint has been filed.

On August 1 and 25, 2014, persons claiming to be Galectin shareholders filed putative shareholder derivative complaints in the Nevada District Court, seeking recovery on behalf of the Company against certain of the Company’s directors and officers. On September 10, 2014, the Nevada District Court entered an order consolidating the two cases, relieving the defendants of any obligation to respond to the initial complaints, and providing that defendants may respond to a consolidated amended complaint to be filed by the plaintiffs. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative derivative litigation to the United States District Court for the Northern District of Georgia. The plaintiffs filed a consolidated amended complaint on February 27, 2015. The consolidated amended complaint alleges that the defendants breached their fiduciary duties to the Company’s shareholders by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s financial and business prospects. The consolidated amended complaint also alleges that the defendants violated the federal securities laws by allegedly making false or misleading statements of material fact in the Company’s proxy filings, committed “waste” of corporate assets, were unjustly enriched, aided and abetted breaches of fiduciary duties, and that certain defendants breached their fiduciary duties through allegedly improper sales of Galectin stock. The complaints seek unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. Defendants’ response to the consolidated amended complaint is currently due to be filed on March 30, 2015.

On August 29, 2014, another alleged Galectin shareholder filed a putative shareholder derivative complaint in state court in Las Vegas, Nevada, seeking recovery on behalf of the Company against the same directors and officers who are named as defendants in the derivative litigation pending in the United States District Court for the District of Nevada. The state court derivative plaintiff filed an amended complaint on December 1, 2014, which alleges claims for breach of fiduciary duties, unjust enrichment, and waste of corporate assets, based on allegations that are substantially similar to those in the derivative complaints now pending in the United States District Court for the Northern District of Georgia, and seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. Defendant filed motion to dismiss the amended complaint on February 26, 2015.

Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, are in the early stages of the proceedings, and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described above. Based on information currently available, the Company does not believe that any reasonably possible losses arising from currently pending legal matters will be material to the Company’s results of operations or financial condition. However, in light of the inherent uncertainties involved in such matters, an adverse outcome in one or more of these matters could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

Other Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. There are no other pending legal proceedings except as noted above.

10.	Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH have a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as wells the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC. As a result, the Company’s ownership percentage in the LLC is 54.2% at December 31, 2014. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. The Company’s portion of the LLC’s net loss for 2014, prior to the change in accounting discussed previously, was $400,000, which includes the Company’s proportionate share of the non-cash charge associated with the contributed IPR&D of $200,000.

11.	Income Taxes

The components of the net deferred tax assets are as follows at December 31:

	2014	2013
	(in thousands)
Operating loss carryforwards	$30,578	$25,881
Tax credit carryforwards	645	400
Other temporary differences	4,689	4,302

	35,912	30,583
Less valuation allowance	(35,912)	(30,583)

Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2014	2013	2012
Tax benefit at U.S. statutory rates	(34%)	(34%)	(34%)
State tax benefit	(5.3%)	(5.3%)	(5.3%)
Credit	0%	0%	(0.2%)
Permanent differences	5.4%	0.9%	1.4%
Expiring state NOL’s	1.4%	1.8%	3.3%
Changes in valuation allowance	32.5%	36.6%	34.8%

	0%%	0%	0%

As of December 31, 2014, the Company has federal and state net operating loss carryforwards totaling $82,150,000 and $42,394,000 respectively, which expire through 2033. The net operating losses include Federal and State excess benefits related to stock options of $707,000 that will be charged to additional paid-in capital when utilized. In addition, the Company has federal and state research and development credits of $468,000 and $176,000, respectively, which expire through 2033. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2014 and 2013, the Company does not have any significant uncertain tax positions.

12.	Subsequent Events

The Company evaluated all events and transactions occurring after December 31, 2014 through the date of which the financial statements were issued and noted no additional items requiring recognition or disclosure.

13.	Quarterly financial data (unaudited)

	2014 Quarters ended

(In thousands except per share data)	December 31	September 30	June 30	March 31

Net loss	$(3,731)	$(3,518)	$(3,429)	$(5,110)
Net loss applicable to common stockholders	(3,968)	(3,853)	(3,731)	(5,408)
Basic and diluted net loss per share	$(0.17)	$(0.17)	$(0.17)	$(0.27)

	2013 Quarters ended

(In thousands except per share data)	December 31	September 30	June 30	March 31

Net loss	$(2,799)	$(3,542)	$(2,544)	$(3,203)
Net loss applicable to common stockholders	(3,111)	(3,723)	(11,641)	(3,472)
Basic and diluted net loss per share	$(0.14)	$(0.22)	$(0.72)	$(0.22)