Form 10-Q
period 2015-06-30
GALECTIN THERAPEUTICS INC
filed 2015-08-10
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of August 7, 2015 was 22,788,913.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	December 31, 2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,362	$29,128
Prepaid expenses and other current assets	305	533

Total current assets	26,667	29,661

Property and equipment, net	—	1
Intangible assets, net	12	15

Total assets	$26,679	$29,677

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$775	$906
Accrued expenses	1,065	729
Accrued dividends payable	68	68

Total liabilities	1,908	1,703

Commitments and contingencies (Note 8)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014, redemption and liquidation value $1,800,000 at June 30, 2015	1,740	1,731
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014, redemption and liquidation value $4,200,000 at June 30, 2015	3,431	3,325
Series C super dividend convertible preferred stock; 1,000 shares authorized, 176 and 176 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively, redemption value: $5,660,000, liquidation value: $1,760,000 at June 30, 2015	1,723	1,723

Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 8,001,000 designated at June 30, 2015 and December 31, 2014
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,402,500 issued and outstanding at June 30, 2015 and December 31, 2014, liquidation value $1,402,500 at June 30, 2015	567	567
Common stock, $0.001 par value; 50,000,000 shares authorized at June 30, 2015 and December 31, 2014, 23,788,913 and 22,277,283 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	23	22
Additional paid-in capital	146,217	139,531
Retained deficit	(128,930)	(118,925)

Total stockholders’ equity	17,877	21,195

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$26,679	$29,677

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Operating expenses:

Research and development	$2,600	$1,594	$5,736	$4,366

General and administrative	2,057	1,781	3,761	3,853

Total operating expenses	4,657	3,375	9,497	8,219

Total operating loss	(4,657)	(3,375)	(9,497)	(8,219)

Other income (expense):

Interest income	14	13	28	17

Loss from equity method investment in Galectin Sciences, LLC	—	(67)	—	(337)

Total other income (expense)	14	(54)	28	(320)

Net loss	$(4,643)	$(3,429)	$(9,469)	$(8,539)

Preferred stock dividends	(230)	(245)	(421)	(485)

Preferred stock accretion	(58)	(57)	(115)	(115)

Net loss applicable to common stockholders	$(4,931)	$(3,731)	$(10,005)	$(9,139)

Net loss per common share – basic and diluted	$(0.21)	$(0.17)	$(0.43)	$(0.42)

Weighted average common shares outstanding – basic and diluted	23,731	21,983	23,398	21,570

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,469)	$(8,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	5
Stock-based compensation expense	1,734	2,394
Loss from equity method investment in Galectin Sciences LLC	—	337
Changes in operating assets and liabilities:
Prepaid expenses and other assets	228	111
Accounts payable and accrued expenses	205	(339)

Net cash used in operating activities	(7,298)	(6,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity method investment in Galectin Sciences LLC	—	(400)

Net cash used in investing activities	—	(400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	4,532	28,178
Proceeds from exercise of common stock warrants and options	—	2,187

Net cash provided by financing activities	4,532	30,365

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,766)	23,934
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,128	10,489

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,362	$34,423

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$421	$488

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2015 and the results of its operations for the three and six months ended June 30, 2015 and 2014 and its cash flows for the six months ended June 30, 2015 and 2014. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2014.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2015, the Company had $26.4 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes that with the cash on hand at June 30, 2015, there is sufficient cash to fund currently planned operations through September 30, 2016. The Company’s ability to fund operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying the Company’s current operating plan, the financial statements do not currently include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Legal and accounting fees	$255	$118
Accrued compensation	377	604
Accrued clinical trial costs	426	—
Other	7	7

Total	$1,065	$729

3.	Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Research and development	$226	$221	$543	$860

General and administrative	574	524	1,191	1,534

Total stock-based compensation expense	$800	$745	$1,734	$2,394

The following table summarizes the stock option activity in the Company’s equity incentive plans from December 31, 2014 through June 30, 2015:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	3,332,617	$5.79
Granted	304,000	3.45
Exercised	(95,574)	1.80
Options forfeited/cancelled	(348,718)	4.42

Outstanding, June 30, 2015	3,192,325	$5.83

As of June 30, 2015, there was $3,492,000 of unrecognized compensation related to 828,596 unvested options, which is expected to be recognized over a weighted–average period of approximately 1.67 years. The weighted-average grant date fair value for options granted during the six months ended June 30, 2015 and 2014 was $2.78 and $11.38, respectively. The Company granted 304,000 stock options in January 2015, of which 76,000 options vested upon grant with the remaining 228,000 options vesting over 3 years. Approximately $173,000 of non-cash, stock-based compensation expense was recorded during the six months ended June 30, 2015 related to the options granted in January 2015 that were vested upon the grant date.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Six Months Ended June 30,	Six Months Ended June 30,
	2015	2014
Risk-free interest rate	1.64%	1.58%
Expected life of the options	6.0 years	6.0 years
Expected volatility of the underlying stock	104%	114%
Expected dividend rate	0%	0%

The following table summarizes the restricted stock grant activity in the Company’s equity incentive plans from December 31, 2014 through June 30, 2015:

Shares
Outstanding, December 31, 2014	416,670
Granted	337,935
Exercised	—
Options forfeited/cancelled	—

Outstanding, March 31, 2015	754,605

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

On April 8, 2015, the Company granted 177,618 shares of restricted stock to non-employee directors in exchange for cancelation of 222,615 stock options. As the exchange was made at fair value, there was no additional non-cash compensation expense recorded in accordance with FASB ASC 718-20. Additionally, on April 8, 2015, the Company granted 71,378 shares of restricted stock to one non-employee director representing $236,975 of non-cash compensation expense which will be recorded on a straight-line basis from grant date to May 20, 2016, when the restricted shares will vest in full. Also, in April and May 2015, the Company granted a total of 7,587 shares of restricted stock to four non-employee directors for service as committee chairs or lead independent director representing $23,500 of non-cash compensation expense which will be recorded on a straight-line basis from grant date to May 20, 2016, when the restricted shares will vest in full.

In January 2014, the Company entered into an agreement with a consultant that provided for the grant of 3,000 shares of common stock. The Company recognized an expense of $25,000, representing the fair value of the common stock, during the three months ended March 31, 2014.

4.	Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2014 through June 30, 2015:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	5,470,995	$3.67
Granted	—	—
Exercised	—	—
Forfeited/cancelled	(100,000)	4.26

Outstanding, March 31, 2015	5,370,995	$3.64

5.	Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximates their carrying value due to their short-term nature. There were no level 2 or level 3 assets held at fair value at June 30, 2015 or December 31, 2014.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	June 30, 2015 (shares)	June 30, 2014 (shares)
Warrants to purchase shares of common stock	5,370,995	5,450,995
Options to purchase shares of common stock	3,192,325	3,311,029
Unvested shares of restricted common stock	337,935	—
Shares of common stock issuable upon conversion of preferred stock	2,527,103	2,537,103

	11,428,358	11,299,127

7.	Common Stock

2014 At Market Issuance of Common Stock

On March 30, 2014, the Company entered into an At Market Issuance Sales Agreement (the “2014 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2014 At Market Agreement. As of December 31, 2014, the Company had issued 217,622 shares of its common stock through its 2014 At Market Agreement at an average price of $5.49 per share resulting in gross proceeds of approximately $1,196,000. The Company incurred commissions of approximately $36,000 resulting in net proceeds of approximately $1,159,000 as of December 31, 2014. In three months ended March 31, 2015, the Company issued 1,279,416 shares of common stock for net proceeds of approximately $4,532,000 under the 2014 At Market Agreement. There were no ATM transactions in the three months ended June 30, 2015.

8.	Commitments and Contingencies

Shareholder Class Actions and Derivative Lawsuits

Between July 30, 2014, and August 6, 2014, three putative class action complaints were filed in the United States District Court for the District of Nevada (the “Nevada District Court”) against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between January 6, 2014 and July 28, 2014. By order entered August 22, 2014, the Nevada District Court consolidated the three cases, relieved the defendants of any obligation to respond to the complaints then on file, and provided that defendants may respond to a consolidated amended complaint to be filed following appointment of a lead plaintiff(s) pursuant to the Private Securities Litigation Reform Act of 1995. By order dated January 5, 2015, the Nevada District Court granted the defendants’ motion to transfer the consolidated action to the United States District Court for the Northern District of Georgia (the “Court”). On March 24, 2015, the Court appointed Glyn Hotz as the lead plaintiff (“Plaintiff”). Plaintiff filed his Consolidated Class Action Complaint (the “Complaint”) on May 8, 2015. The Complaint asserts claims on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s common stock between October 25, 2013 and July 28, 2014. The Complaint alleges that the Company and certain of its officers and directors (the “Class Action Individual Defendants”) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 through allegedly false or misleading statements in certain SEC filings, press releases and other public statements. The Complaint further alleges that the Class Action Individual Defendants and one of the Company’s shareholders face liability for the alleged Section 10(b) and Rule 10b-5 violations pursuant to Section 20(a) of the Exchange Act. The Complaint seeks class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations and filed a motion to dismiss the Complaint on June 26, 2015.

On August 1 and 25, 2014, persons claiming to be Galectin shareholders filed putative shareholder derivative complaints in the Nevada District Court, seeking recovery on behalf of the Company against certain of the Company’s directors and officers. On September 10, 2014, the Nevada District Court entered an order consolidating the two cases, relieving the defendants of any obligation to respond to the initial complaints, and providing that defendants may respond to a consolidated complaint to be filed by the plaintiffs. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative derivative litigation to the United States District Court for the Northern District of Georgia. The plaintiffs filed a consolidated complaint on February 27, 2015. On April 6, 2015, the Company and defendants filed motions to dismiss the consolidated complaint. Rather than respond to those motions, the plaintiffs sought and obtained leave to file an amended complaint. Plaintiffs filed their amended complaint (the “Complaint”) on May 26, 2015. The Complaint alleges that certain of the Company’s directors and officers (the “Derivative Action Individual Defendants”) breached their fiduciary duties to the Company’s shareholders by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s financial and business prospects. The Complaint also alleges that the Derivative Action Individual Defendants violated the federal securities laws by allegedly making false or misleading statements of material fact in the Company’s proxy filings, committed waste of corporate assets, were unjustly enriched, and that certain defendants breached their fiduciary duties through allegedly improper sales of Galectin stock. In addition, the Complaint alleges that the Derivative Action Individual Defendants and one of the Company’s shareholders aided and abetted the alleged breaches of fiduciary duties. The Complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. The Company and defendants filed motions to dismiss the Complaint on July 8, 2015.

On August 29, 2014, another alleged Galectin shareholder filed a putative shareholder derivative complaint in state court in Las Vegas, Nevada, seeking recovery on behalf of the Company against the same Galectin directors and officers who are named as defendants in the derivative litigation pending in the United States District Court for the Northern District of Georgia (the “Georgia Federal Action”). The plaintiff in the Nevada action subsequently filed first and second amended complaints. The second amended complaint alleges claims for breach of fiduciary duties, unjust enrichment, and waste of corporate assets, based on allegations that are substantially similar to those asserted in the Georgia Federal Action (except that the Nevada action does not allege violations of the federal securities laws and does not assert any claim against the Galectin shareholder named as a defendant in the Georgia Federal Action), and seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. The Company and defendants filed motions to dismiss the second amended complaint on April 22, 2015. On April 29, 2015, the plaintiffs in the Georgia Federal Action filed a motion to intervene in the Nevada action which, among other things, raised questions regarding the Nevada plaintiff’s standing. Thereafter, the Nevada plaintiff filed a motion to join additional plaintiffs. At a hearing held on June 11, 2015, the Nevada court: (i) granted the Georgia Federal Action plaintiffs’ motion to intervene; (ii) directed the Georgia Federal Action plaintiffs to file a complaint in intervention; (iii) directed the Nevada plaintiff to file a motion for leave to file a further amended complaint to add additional plaintiffs; (iv) stated that the defendants’ motions to dismiss the second amended complaint were denied “at this point;” (v) ordered the Nevada action stayed until December 11, 2015; and (vi) directed the parties to submit a status report on December 11, 2015, updating the court on the progress and status of the Georgia Federal Action.

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

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as wells the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $93,000, $159,000 and $172,000 needed for the fourth quarter of 2014, first quarter of 2015 and the second quarter of 2015 expenses of the LLC, respectively. As a result, the Company’s ownership percentage in the LLC is 67.3% at June 30, 2015. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. The Company’s portion of the LLC’s net loss for the year ended December 31, 2014, prior to the change in accounting discussed previously, was $400,000, which includes the Company’s proportionate share of the non-cash charge associated with the contributed IPR&D of $200,000.

10.	Subsequent Events

The Company has evaluated all events or transactions that occurred through the date on which the financial statements were issued, with no items noted for disclosure or recording in the consolidated financial statements as of June 30, 2015.

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

•	our early stage of development,

•	we have incurred significant operating losses since our inception and cannot assure you that we will generate revenue or profit,

•	our dependence on outside capital,

•	we may be unable to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates,

•	uncertainties related to any litigation, including shareholder class actions and derivative lawsuits filed,

•	uncertainties related to our technology and clinical trials,

•	we may be unable to demonstrate the efficacy and safety of our developmental product candidates in human trials,

•	we may be unable to improve upon, protect and/or enforce our intellectual property,

•	we are subject to extensive and costly regulation by the U.S. Food and Drug Administration (FDA) and by foreign regulatory authorities, which must approve our product candidates in development and could restrict the sales and marketing and pricing of such products,

•	competition and stock price volatility in the biotechnology industry,

•	limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports, and

•	other risks detailed herein and from time to time in our SEC reports, including our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2014, and our subsequent SEC filings.

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

We have two compounds in development, GR-MD-02 and GM-CT-01, both of which have shown promise in preclinical studies in treatment of fibrosis and in cancer therapy. However, we are currently focusing on development of GR-MD-02 intended to be used in the treatment of liver fibrosis associated with fatty liver disease (nonalcoholic steatohepatitis or NASH) and in cancer therapy in combination with immune-system modifying agent(s). Both of our proprietary, patented compounds are derived from completely different, natural, readily available, starting materials, which, following chemical processing, both exhibit the property of binding to and inhibiting galectin proteins.

Our product pipeline is shown below:

Indication	Drug	Status
Fibrosis

NASH with Advanced Fibrosis and NASH cirrhosis	GR-MD-02	IND submitted January 2013, FDA indicated on March 1, 2013 that we could proceed with a Phase 1 US clinical trial. Phase 1 clinical trial started Q2-2013. Results from the three cohorts of the Phase 1 clinical trial were reported in 2014, with final results reported in January 2015. End of Phase 1 meeting held with FDA in 2014 and Phase 2 clinical program began in Q2 2015.

Lung Fibrosis	GR-MD-02	In pre-clinical development

Kidney Fibrosis	GR-MD-02	In pre-clinical development

Cardiac Fibrosis	GR-MD-02 and GM-CT-01	In pre-clinical development

Cancer Immunotherapy

Melanoma	GR-MD-02	Investigator IND filed in December 2013. Phase 1B study in process.

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

Additionally, an open label drug-drug interaction study was completed during the second quarter of 2015 with GR-MD-02 and it showed that with 8 mg/kg dose of GR-MD-02 and 2 mg/kg dose of midazolam there was no drug-drug interaction and no serious adverse events or drug-related adverse events were observed. This study was required by the U.S. Food and Drug Administration (FDA) and the primary objective was to determine if single or multiple intravenous (IV) doses of GR-MD-02 affect the pharmacokinetics (PK) of midazolam. The secondary objective was to assess the safety and tolerability of GR-MD-02 when administered concomitantly with midazolam. The lack of a drug interaction in this study will permit Galectin to expand the number of patients eligible for its Phase 2 clinical trial. In addition, should GR-MD-02 be approved for marketing, the success of this study supports a broader patient population for the drug label.

Our Phase 2 program in fibrotic disease consists of two separate human clinical trials. The first clinical trial is the NASH-CX study for patients with NASH with cirrhosis, which began enrolling in June 2015. This study is a randomized, placebo-controlled, double-blind, parallel-group Phase 2 trial to evaluate the safety and efficacy of GR-MD-02 for the treatment of liver fibrosis and resultant portal hypertension in patients with NASH cirrhosis. A total of 156 patients at between 45 and 60 sites will be randomized to receive either 2 mg/kg of GR-MD-02, 8 mg/kg of GR-MD-02 or placebo, with 52 patients in each arm. The primary endpoint is a reduction in change in hepatic venous pressure gradient (HVPG). Patients will receive an infusion every other week for one year, total of 26 infusions, and will be evaluated to determine the change in HVPG as compared with placebo. HVPG will be correlated with secondary endpoints of fibrosis on liver biopsy as well as with measurement of liver stiffness (FibroScan(R)) and assessment of liver metabolism (13C-methacetin breath test, Exalenz), which are non-invasive measures of the liver that may be used in future studies. Data readout is expected in the fourth quarter of 2017.

The second clinical trial is the NASH-FX for patients with NASH advanced fibrosis. This 30 patient study is expected to begin enrolling in August 2015, with 15 patients receiving 8 mg/kg of GR-MD-02 and 15 receiving placebo. That study will evaluate the safety and efficacy of GR-MD-02 for a four month treatment period of bi - weekly infusions on liver stiffness as assessed by magnetic resonance-elastography and FibroScan score, and on imaging of liver fibrosis using multi-parametric magnetic resonance imaging (LiverMultiScan(R), Perspectum Diagnostics). Top-line data is expected to be available in mid-2016.

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

Cancer Immunotherapy. We believe there is potential for galectin inhibition to play a key role in the burgeoning area of cancer immunotherapy. For example, there have been several recent approvals of drugs that enhance a patient’s immune system to fight cancer. With many additional vaccines and immune stimulatory agents in development, industry analysts forecast that this market could generate over $35 billion in sales over the next 10 years. It is our goal to use a galectin inhibitor to enhance the immune system function to fight cancer in a way that complements other approaches to this type of therapy. Our drug candidates provide a promising new therapeutic approach to enhance the activity of the immune system against cancer cells. Preclinical studies have indicated that GR-MD-02 enhances the immune response to and more specifically increased tumor shrinkage and enhanced survival in immune competent mice with prostate, breast, melanoma and sarcoma cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1. These preclinical data have led to the filing of an Investigator-sponsored IND and the initiation of a study of GR-MD-02 in combination with Yervoy ® (ipilimumab) in a Phase 1B study of patients with metastatic melanoma. This study is being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI). A study with Keytruda and GRMD-02 is currently being planned by EACRI.

Results of Operations

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Research and Development Expense.

	Three Months Ended June 30,		Six Months Ended June 30,		2015 as Compared to 2014
					Three Months		Six Months
	2015	2014	2015	2014	$ Change	% Change	$ Change	% Change
	(In thousands, except %)

Research and development	$2,600	$1,594	$5,736	$4,366	$1,006	63%	$1,370	31%

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

We have two product candidates, GR-MD-02 and GM-CT-01; however only GR-MD-02 is in active development. We filed for an IND for GR-MD-02 in January 2013 and in February 2013 we entered into an agreement with CTI to conduct a Phase 1 clinical trial of GR-MD-02. In March 2013, the FDA indicated we could proceed with a Phase 1 human clinical trial of GR-MD-02, and we began enrolling patients in the third quarter of 2013. In January 2014, we completed the enrollment of the first cohort of patients in the Phase 1 trial with no serious adverse events being reported. We reported initial safety and tolerability results from the first cohort of patients on March 31, 2014. The second cohort of this Phase 1 trial began and enrollment was completed in April 2014. In July 2014, we reported the results from the second cohort of patients. Enrollment of the third cohort of Phase 1 began in July 2014 with interim results presented in November 2014 with the final report on cohort 3 presented in January 2015. The results of the Phase 1 study demonstrate that (i) GR-MD-02 was safe and well tolerated by patients with advanced NASH liver fibrosis after IV administration of four doses of 2 mg/kg, 4 mg/kg and 8mg/kg lean body weight, (ii) Pharmacokinetics revealed drug exposure in humans at the 8 mg/kg dose that was equivalent to the upper range of the targeted therapeutic dose determined from effective doses in NASH animal models, (iii) Disease Serum Marker Effect showed there was a statistically significant, dose-dependent reduction in FibroTest ® scores due to a statistically significant reduction in alpha-2 macroglobulin serum levels, and (iv) Liver Stiffness Effect, as measured by FibroScan ® showed that there was a signal of reduced liver stiffness in patients receiving GR-MD-02. The reduction seen in A2M does not necessarily mean fibrosis got better in this short study, but does suggest changes in the fibrogenic process that might lead to an improvement in fibrosis with longer-term therapy. These Phase 1 results in NASH patients with advanced fibrosis provide a firm foundation for entry into a Phase 2 development program.

The company held an “End of Phase 1 meeting” with the FDA and, amongst other things, received guidance on the primary endpoints for a Phase 2 trials. In Phase 2 we plan to explore two indications, NASH cirrhosis and NASH with advanced fibrosis. The NASH-CX trial is designed to target a patient population with cirrhosis due to NASH. The study endpoints will include those that are closely associated with outcomes in patients with cirrhosis with the primary endpoint: chosen as hepatic venous pressure gradient (HVPG). HVPG is reflective of portal pressure and portal hypertension is responsible for most of the complications resulting from cirrhosis; a reduction in HVPG is associated with a reduction in complications of cirrhosis and reduced mortality. Planned secondary endpoints include: morphometric analysis of collagen on liver biopsies, a change in histopathological stage, and other secondary endpoints will include non-invasive tests to evaluate for correlation with HVPG and liver collagen. We have awarded the contract for the NASH-CX trial to a CRO and enrollment began in June 2015 to assess the efficacy of GR-MD-02 in patients with NASH cirrhosis. The timing of initial results from the NASH-CX are dependent upon the trial design, and, amongst other factors, the rate of patient enrollment, but we anticipate top line results by the end of 2017. In the indication of NASH with advanced fibrosis, we are initiating a single site, placebo controlled, randomized clinical trial (NASH-FX) to evaluate 4 months of treatment on patients with stage 3 bridging fibrosis. We anticipate this trial to initiate in August 2015 with top line results available by the mid- 2016. Our Phase 2 clinical program is designed to position the Company for a strong Phase 3 clinical trial program.

Additionally, during the Phase 1 clinical trial, there appeared to be a potential beneficial effect on at least one patient’s moderate to severe psoriasis. As a result, we are planning a single site, 10 patient, open label clinical trial with GR-MD-02 to determine whether more extensive studies in this indication are warranted.

Additionally, an open label drug-drug interaction study was completed with GR-MD-02 and it showed that with 8 mg/kg dose of GR-MD-02 and 2 mg/kg dose of midazolam there was no drug-drug interaction and no serious adverse events or drug-related adverse events were observed. This study was required by the FDA and the primary objective was to determine if single or multiple intravenous (IV) doses of GR-MD-02 affect the pharmacokinetics (PK) of midazolam. The secondary objective was to assess the safety and tolerability of GR-MD-02 when administered concomitantly with midazolam. The lack of a drug interaction in this study will permit Galectin to expand the number of patients eligible for its Phase 2 clinical trial. In addition, should GR-MD-02 be approved for marketing, the success of this study supports a broader patient population for the drug label.

Based on guidance from FDA and in furtherance of its understanding of the GR-MD-02 molecule, we continue to enhance its chemistry, manufacturing and control procedures on GR-MD-02 active pharmaceutical ingredient (API) as well as on the finished, sterile, pharmaceutical dosage form. Various state of the art and cutting-edge analytical technologies are being utilized, for example, to characterize and quantify the backbone vs. side-chain constituents and their quantitation, use of sophisticated linkage analysis with 2-D NMR to provide both qualitative and quantitative information on the proportion of oligomers, degree of methylation, and other monoclonal specific antibody techniques to map GR oligomer integrity and distribution. The Company has also characterized how the GR molecule behaves under conditions of forced degradation.

Our research and development expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Direct external expenses:
Clinical programs	$1,708	$651	$3,781	$1,813
Pre-clinical activities	350	477	791	1,252
All other research and development expenses	542	466	1,164	1,301

	$2,600	$1,594	$5,736	$4,366

Clinical programs expenses increased primarily due to costs related to our Phase 2 clinical trials during the three and six months ended June 30, 2015 as compared to the same period in 2014. As we enroll patients in the Phase 2 trial we expect our clinical activities costs will increase and may fluctuate from quarter to quarter as the trial progresses. Pre-clinical activities decreased primarily because we are nearing completion of pre-clinical work directly related preparation for our anticipated Phase 2 clinical trial program. Other research and development expense decreased primarily due to decreased stock-based compensation expense.

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

General and Administrative Expense.

	Three Months Ended June 30,		Six Months Ended June 30,		2015 as Compared to 2014
					Three Months		Six Months
	2015	2014	2015	2014	$ Change	% Change	$ Change	% Change
	(In thousands, except %)

General and administrative	$2,057	$1,781	$3,761	$3,853	$276	15%	$(92)	(2)%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the increase in general and administrative expenses in the three months ended June 30, 2015 compared to the same period in 2014 is timing of certain expenses in 2015 compared to 2014. The primary reason for the decrease in general and administrative expenses for the six months ended June 30, 2015 as compared to the same period in 2014 is due to a decrease in stock-based compensation expense of $344,000 offset somewhat by smaller increases in certain other general and administrative expenses.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of June 30, 2015, we raised a net total of $112 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At June 30, 2015, we had $26.4 million of unrestricted cash and cash equivalents available to fund future operations. We believe that with the cash on hand at June 30, 2015, there is sufficient cash to fund currently planned operations through September 30, 2016. Our ability to fund operations after our current cash resources are exhausted depends on our ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operations increased by $1,267,000 to $7,298,000 for the six months ended June 30, 2015, as compared to $6,031,000 for the six months ended June 30, 2014. Cash operating expenses increased principally due to increased research and development activities related to our clinical trial activity with GR-MD-02.

Net cash provided by financing activities for the six months ended June 30, 2015, of $4,532,000 represents net proceeds from the sale of common stock. Net cash provided by financing activities was $30,365,000 for the six months ending June 30, 2014, consisting of $28,178,000 in net proceeds from sale of common stock and $2,187,000 from the proceeds from the exercise of stock options and warrants.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level. During the quarter ended June 30, 2015, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2015.

GALECTIN THERAPEUTICS INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President (principal executive officer)

/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)