Form 10-Q
period 2015-09-30
GALECTIN THERAPEUTICS INC
filed 2015-11-09
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2015 was 23,929,244.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,319	$29,128
Prepaid expenses and other current assets	183	533

Total current assets	21,502	29,661

Property and equipment, net	—	1
Intangible assets, net	10	15

Total assets	$21,512	$29,677

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$929	$906
Accrued expenses	797	729
Accrued dividends payable	—	68

Total liabilities	1,726	1,703

Commitments and contingencies (Note 8)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014, redemption and liquidation value $1,800,000 at September 30, 2015	1,744	1,731
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014, redemption and liquidation value $4,200,000 at September 30, 2015	3,484	3,325
Series C super dividend convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at September 30, 2015 and December 31, 2014, redemption value: $5,581,000, liquidation value: $1,760,000 at September 30, 2015	1,723	1,723

Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 8,001,000 designated at September 30, 2015 and December 31, 2014
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,377,500 and 1,402,500 issued and outstanding at September 30, 2015 and December 31, 2014, respectively, liquidation value $1,377,500 at September 30, 2015	557	567
Common stock, $0.001 par value; 50,000,000 shares authorized at September 30, 2015 and December 31, 2014, 23,929,244 and 22,277,283 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	23	22
Additional paid-in capital	147,338	139,531
Retained deficit	(135,083)	(118,925)

Total stockholders’ equity	12,835	21,195

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$21,512	$29,677

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$4,464	$1,979	$10,200	$6,345
General and administrative	1,435	1,498	5,196	5,351

Total operating expenses	5,899	3,477	15,396	11,696

Total operating loss	(5,899)	(3,477)	(15,396)	(11,696)

Other income (expense):
Interest income	12	12	40	29
Loss from equity method investment in Galectin Sciences, LLC	—	(53)	—	(390)

Total other income (expense)	12	(41)	40	(361)

Net loss	$(5,887)	$(3,518)	$(15,356)	$(12,057)

Preferred stock dividends	(208)	(278)	(629)	(763)
Preferred stock accretion	(57)	(57)	(172)	(172)

Net loss applicable to common stockholders	$(6,152)	$(3,853)	$(16,157)	$(12,992)

Net loss per common share – basic and diluted	$(0.26)	$(0.17)	$(0.69)	$(0.60)
Weighted average common shares outstanding – basic and diluted	23,793	22,051	23,531	21,732

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,356)	$(12,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	8
Stock-based compensation expense	2,527	3,271
Loss from equity method investment in Galectin Sciences LLC	—	390
Changes in operating assets and liabilities:
Prepaid expenses and other assets	350	108
Accounts payable and accrued expenses	91	(1,033)

Net cash used in operating activities	(12,382)	(9,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity method investment in Galectin Sciences LLC	—	(400)

Net cash used in investing activities	—	(400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	4,573	28,238
Proceeds from exercise of common stock warrants and options	—	2,187

Net cash provided by financing activities	4,573	30,425

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,809)	20,712
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,128	10,489

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,319	$31,201

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$629	$763

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 2015 and the results of its operations for the three and nine months ended September 30, 2015 and 2014 and its cash flows for the nine months ended September 30, 2015 and 2014. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2014.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2015, the Company had $21.3 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes that with the cash on hand at September 30, 2015, there is sufficient cash to fund currently planned operations through September 30, 2016. The Company’s ability to fund operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying the Company’s current operating plan, the financial statements do not currently include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Legal and accounting fees	$233	$118
Accrued compensation	485	604
Accrued clinical trial costs	73	—
Other	6	7

Total	$797	$729

3.	Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Research and development	$237	$224	$780	$1,083
General and administrative	556	653	1,747	2,188

Total stock-based compensation expense	$793	$877	$2,527	$3,271

The following table summarizes the stock option activity in the Company’s equity incentive plans from December 31, 2014 through September 30, 2015:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	3,332,617	$5.79
Granted	454,000	3.23
Exercised	(95,574)	1.80
Options forfeited/cancelled	(348,718)	4.42

Outstanding, September 30, 2015	3,342,325	$5.70

As of September 30, 2015, there was $3,131,000 of unrecognized compensation related to 914,812 unvested options, which is expected to be recognized over a weighted–average period of approximately 1.76 years. The weighted-average grant date fair value for options granted during the nine months ended September 30, 2015 and 2014 was $2.60 and $10.75, respectively. The Company granted 304,000 stock options in January 2015, of which 76,000 options vested upon grant with the remaining 228,000 options vesting over 3 years. Approximately $173,000 of non-cash, stock-based compensation expense was recorded in the first quarter of 2015 related to the options granted in January 2015 that were vested upon the grant date.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	1.65%	1.58%
Expected life of the options	6.0 years	6.0 years
Expected volatility of the underlying stock	101%	114%
Expected dividend rate	0%	0%

The following table summarizes the restricted stock grant activity in the Company’s equity incentive plans from December 31, 2014 through September 30, 2015:

Shares
Outstanding, December 31, 2014	416,670
Granted	337,935
Exercised	—
Options forfeited/cancelled	—

Outstanding, September 30, 2015	754,605

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

4.	Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2014 through September 30, 2015:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	5,470,995	$3.67
Granted	—	—
Exercised	—	—
Forfeited/cancelled	(100,000)	4.26

Outstanding, September 30, 2015	5,370,995	$3.64

5.	Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximates their carrying value due to their short-term nature. There were no level 2 or level 3 assets held at fair value at September 30, 2015 or December 31, 2014.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	September 30, 2015 (shares)	September 30, 2014 (shares)
Warrants to purchase shares of common stock	5,370,995	5,450,995
Options to purchase shares of common stock	3,342,325	3,328,517
Unvested shares of restricted common stock	337,935	—
Shares of common stock issuable upon conversion of preferred stock	2,522,936	2,527,103

	11,574,191	11,306,615

7.	Common Stock

2014 At Market Issuance of Common Stock

On March 30, 2014, the Company entered into an At Market Issuance Sales Agreement (the “2014 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2014 At Market Agreement. As of December 31, 2014, the Company had issued 217,622 shares of its common stock through its 2014 At Market Agreement at an average price of $5.49 per share resulting in gross proceeds of approximately $1,196,000. The Company incurred commissions of approximately $36,000 resulting in net proceeds of approximately $1,159,000 as of December 31, 2014. In three months ended March 31, 2015, the Company issued 1,279,416 shares of common stock for net proceeds of approximately $4,532,000 under the 2014 At Market Agreement. In three months ended September 30, the Company issued 17,800 shares of common stock for net proceeds of approximately $41,000 under the 2014 At Market Agreement.

8.	Commitments and Contingencies

Shareholder Class Actions and Derivative Lawsuits

Between July 30, 2014, and August 6, 2014, three putative class action complaints were filed in the United States District Court for the District of Nevada (the “Nevada District Court”) against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between January 6, 2014 and July 28, 2014. By order entered August 22, 2014, the Nevada District Court consolidated the three cases, relieved the defendants of any obligation to respond to the complaints then on file, and provided that defendants may respond to a consolidated amended complaint to be filed following appointment of a lead plaintiff(s) pursuant to the Private Securities Litigation Reform Act of 1995. By order dated January 5, 2015, the Nevada District Court granted the defendants’ motion to transfer the consolidated action to the United States District Court for the Northern District of Georgia (the “Court”). On March 24, 2015, the Court appointed Glyn Hotz as the lead plaintiff (“Plaintiff”). Plaintiff filed his Consolidated Class Action Complaint (the “Complaint”) on May 8, 2015. The Complaint asserts claims on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s common stock between October 25, 2013 and July 28, 2014. The Complaint alleges that the Company and certain of its officers and directors (the “Class Action Individual Defendants”) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 through allegedly false or misleading statements in certain SEC filings, press releases and other public statements. The Complaint further alleges that the Class Action Individual Defendants and one of the Company’s shareholders face liability for the alleged Section 10(b) and Rule 10b-5 violations pursuant to Section 20(a) of the Exchange Act. The Complaint seeks class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations and filed a motion to dismiss the Complaint on June 26, 2015. The parties presented oral argument regarding the motion to dismiss on November 3, 2015. As of the date of this filing, the motion to dismiss remains pending.

On August 1 and 25, 2014, persons claiming to be Galectin shareholders filed putative shareholder derivative complaints in the Nevada District Court, seeking recovery on behalf of the Company against certain of the Company’s directors and officers. On September 10, 2014, the Nevada District Court entered an order consolidating the two cases, relieving the defendants of any obligation to respond to the initial complaints, and providing that defendants may respond to a consolidated complaint to be filed by the plaintiffs. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative derivative litigation to the United States District Court for the Northern District of Georgia. The plaintiffs filed a consolidated complaint on

February 27, 2015. On April 6, 2015, the Company and defendants filed motions to dismiss the consolidated complaint. Rather than respond to those motions, the plaintiffs sought and obtained leave to file an amended complaint. Plaintiffs filed their amended complaint (the “Complaint”) on May 26, 2015. The Complaint alleges that certain of the Company’s directors and officers (the “Derivative Action Individual Defendants”) breached their fiduciary duties to the Company’s shareholders by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s financial and business prospects. The Complaint also alleges that the Derivative Action Individual Defendants violated the federal securities laws by allegedly making false or misleading statements of material fact in the Company’s proxy filings, committed waste of corporate assets, were unjustly enriched, and that certain defendants breached their fiduciary duties through allegedly improper sales of Galectin stock. In addition, the Complaint alleges that the Derivative Action Individual Defendants and one of the Company’s shareholders aided and abetted the alleged breaches of fiduciary duties. The Complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. The Company and defendants filed motions to dismiss the Complaint on July 8, 2015. The parties presented oral argument regarding the motions to dismiss on November 3, 2015. As of the date of this filing, those motions to dismiss remain pending.

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

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as wells the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $93,000, $159,000, $172,000 and $160,000 needed for the fourth quarter of 2014, first quarter of 2015, the second quarter of 2015 and third quarter of 2015 expenses of the LLC, respectively. As a result, the Company’s ownership percentage in the LLC is 71.1% at September 30, 2015. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. The Company’s portion of the LLC’s net loss for the year ended December 31, 2014, prior to the change in accounting discussed previously, was $400,000, which includes the Company’s proportionate share of the non-cash charge associated with the contributed IPR&D of $200,000.

10.	Subsequent Events

The Company has evaluated all events or transactions that occurred through the date on which the financial statements were issued, with no items noted for disclosure or recording in the consolidated financial statements as of September 30, 2015.

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

•	our early stage of development,

•	we have incurred significant operating losses since our inception and cannot assure you that we will generate revenue or profit,

•	our dependence on additional outside capital,

•	we may be unable to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates,

•	uncertainties related to any litigation, including shareholder class actions and derivative lawsuits filed,

•	uncertainties related to our technology and clinical trials,

•	we may be unable to demonstrate the efficacy and safety of our developmental product candidates in human trials,

•	we may be unable to improve upon, protect and/or enforce our intellectual property,

•	we are subject to extensive and costly regulation by the U.S. Food and Drug Administration (FDA) and by foreign regulatory authorities, which must approve our product candidates in development and could restrict the sales and marketing and pricing of such products,

•	competition and stock price volatility in the biotechnology industry,

•	limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports, and

•	other risks detailed herein and from time to time in our SEC reports, including our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2014, and our subsequent SEC filings.

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

Our product pipeline is shown below:

Indication	Drug	Status
Fibrosis

NASH with Advanced Fibrosis and NASH cirrhosis	GR-MD-02	IND submitted January 2013, FDA indicated on March 1, 2013 that we could proceed with a Phase 1 US clinical trial. Phase 1 clinical trial started Q2-2013. Results from the three cohorts of the Phase 1 clinical trial were reported in 2014, with final results reported in January 2015. End of Phase 1 meeting held with FDA in 2014 and Phase 2 clinical program began in Q2 2015.

Psoriasis	GR-MD-02	Phase 1 clinical trial in process.

Lung Fibrosis	GR-MD-02	In pre-clinical development

Kidney Fibrosis	GR-MD-02	In pre-clinical development

Cardiac Fibrosis	GR-MD-02 and GM-CT-01	In pre-clinical development

Cancer Immunotherapy

Melanoma	GR-MD-02	Investigator IND filed in December 2013. Phase 1B study in process.

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

Additionally, an open label drug-drug interaction study was completed during the second quarter of 2015 with GR-MD-02 and it showed that with 8 mg/kg dose of GR-MD-02 and 2 mg/kg dose of midazolam there was no drug-drug interaction and no serious adverse events or drug-related adverse events were observed. This study was required by the U.S. Food and Drug Administration (FDA) and the primary objective was to determine if single or multiple intravenous (IV) doses of GR-MD-02 affect the pharmacokinetics (PK) of midazolam. The secondary objective was to assess the safety and tolerability of GR-MD-02 when administered concomitantly with midazolam. The lack of a drug interaction in this study enables Galectin to expand the number of patients eligible for its Phase 2 clinical trial. In addition, should GR-MD-02 be approved for marketing, the success of this study supports a broader patient population for the drug label.

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

The second clinical trial is the NASH-FX for patients with NASH advanced fibrosis. This 30 patient study is expected to begin enrolling in August 2015, with 15 patients receiving 8 mg/kg of GR-MD-02 and 15 receiving placebo. That study will evaluate the safety and efficacy of GR-MD-02 for a four month treatment period of bi-weekly infusions on liver stiffness as assessed by magnetic resonance-elastography and FibroScan score, and on imaging of liver fibrosis using multi-parametric magnetic resonance imaging (LiverMultiScan(R), Perspectum Diagnostics). Top-line data is expected to be available in third quarter of 2016.

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

Results of Operations

Three and Six Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Research and Development Expense.

	Three Months Ended September 30,		Nine Months Ended September 30,		2015 as Compared to 2014
					Three Months		Nine Months
	2015	2014	2015	2014	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$4,465	$1,979	$10,200	$6,345	$2,486	126%	$3,855	61%

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

We have two product candidates, GR-MD-02 and GM-CT-01; however only GR-MD-02 is in active development. We filed for an IND for GR-MD-02 in January 2013 and in February 2013 we entered into an agreement with CTI to conduct a Phase 1 clinical trial of GR-MD-02. In March 2013, the FDA indicated we could proceed with a Phase 1 human clinical trial of GR-MD-02, and we began enrolling patients in the third quarter of 2013. In January 2014, we completed the enrollment of the first cohort of patients in the Phase 1 trial with no serious adverse events being reported. We reported initial safety and tolerability results from the first cohort of patients on March 31, 2014. The second cohort of this Phase 1 trial began and enrollment was completed in April 2014. In July 2014, we reported the results from the second cohort of patients. Enrollment of the third cohort of Phase 1 began in July 2014 with interim results presented in November 2014 with the final report on cohort 3 presented in January 2015. The results of the Phase 1 study demonstrate that (i) GR-MD-02 was safe and well tolerated by patients with advanced NASH liver fibrosis after IV administration of four doses of 2 mg/kg, 4 mg/kg and 8mg/kg lean body weight, (ii) Pharmacokinetics revealed drug exposure in humans at the 8 mg/kg dose that was equivalent to the upper range of the targeted therapeutic dose determined from effective doses in NASH animal models, (iii) Disease Serum Marker Effect showed there was a statistically significant, dose-dependent reduction in FibroTest ® scores due to a statistically significant reduction in alpha-2 macroglobulin (A2M) serum levels, and (iv) Liver Stiffness Effect, as measured by FibroScan ® showed that there was a signal of reduced liver stiffness in patients receiving GR-MD-02. The reduction seen in A2M does not necessarily mean fibrosis got better in this short study, but does suggest changes in the fibrogenic process that might lead to an improvement in fibrosis with longer-term therapy. These Phase 1 results in NASH patients with advanced fibrosis provide a firm foundation for entry into a Phase 2 development program.

The Company held an “End of Phase 1 meeting” with the FDA and, amongst other things, received guidance on the primary endpoints for a Phase 2 trial. In Phase 2 we are exploring two indications, NASH cirrhosis and NASH with advanced fibrosis. The NASH-CX trial is designed to target a patient population with cirrhosis due to NASH. The study endpoints will include those that are closely associated with outcomes in patients with cirrhosis with the primary endpoint: chosen as hepatic venous pressure gradient (HVPG). HVPG is reflective of portal pressure and portal hypertension is responsible for most of the complications resulting from cirrhosis; a reduction in HVPG is associated with a reduction in complications of cirrhosis and reduced mortality. Planned secondary endpoints include: morphometric analysis of collagen on liver biopsies, a change in histopathological stage, and other secondary endpoints will include non-invasive tests to evaluate for correlation with HVPG and liver collagen. We have awarded the contract for the NASH-CX trial to a CRO and enrollment began in June 2015 to assess the efficacy of GR-MD-02 in patients with NASH cirrhosis. The timing of initial results from the NASH-CX are dependent upon the trial design, and, amongst other factors, the rate of patient enrollment, but we anticipate top line results by the end of 2017. In the indication of NASH with advanced fibrosis, we are initiating a single site, placebo controlled, randomized clinical trial (NASH-FX) to evaluate 4 months of treatment on patients with stage 3 bridging fibrosis. This trial was initiated in the third quarter of 2015 with top line results expected to be available by the third quarter of 2016. Our Phase 2 clinical program is designed to position the Company for a strong Phase 3 clinical trial program.

Additionally, during the Phase 1 clinical trial, there appeared to be a potential beneficial effect on at least one patient’s moderate to severe psoriasis. As a result, we are planning a single site, 10 patient, open label clinical trial with GR-MD-02 to determine whether more extensive studies in this indication are warranted.

Additionally, an open label drug-drug interaction study was completed with GR-MD-02 and it showed that with 8 mg/kg dose of GR-MD-02 and 2 mg/kg dose of midazolam there was no drug-drug interaction and no serious adverse events or drug-related adverse events were observed. This study was required by the FDA and the primary objective was to determine if single or multiple intravenous (IV) doses of GR-MD-02 affect the pharmacokinetics (PK) of midazolam. The secondary objective was to assess the safety and tolerability of GR-MD-02 when administered concomitantly with midazolam. The lack of a drug interaction in this study enables Galectin to expand the number of patients eligible for its Phase 2 clinical trial. In addition, should GR-MD-02 be approved for marketing, the success of this study supports a broader patient population for the drug label.

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

Our research and development expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Direct external expenses:
Clinical programs	$3,459	$648	$7,239	$2,462
Pre-clinical activities	386	804	1,178	2,056
All other research and development expenses	620	527	1,783	1,827

	$4,465	$1,979	$10,200	$6,345

Clinical programs expenses increased primarily due to costs related to our Phase 2 clinical trials during the three and nine months ended September 30, 2015 as compared to the same period in 2014. As we enroll patients in the Phase 2 trials we expect our clinical activities costs will increase and may fluctuate from quarter to quarter as the trial progresses. Pre-clinical activities decreased primarily because we are nearing completion of pre-clinical work directly related preparation for our anticipated Phase 2 clinical trial program. For the nine months ended September 30, 2015 compared to September 30, 2014, other research and development expenses decreased primarily due to decreased stock-based compensation expense.

Both the time required and costs we may incur in order to commercialize a drug candidate that would result in material net cash inflow are subject to numerous variables, and therefore we are unable at this stage of our development to forecast useful estimates. Variables that make estimates difficult include the number of clinical trials we may undertake, the number of patients needed to participate in the clinical trial, patient recruitment uncertainties, trial results as to the safety and efficacy of our products, and uncertainties as to the regulatory agency response to our trial data prior to receipt of marketing approval. Moreover, the FDA or other regulatory agencies may suspend clinical trials if we or an agency believes patients in the trial are subject to unacceptable risks, or find deficiencies in the conduct of the clinical trial. Delays or rejections may also occur if governmental regulation or policy changes during our clinical trials or in the course of review of our clinical data. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of costs and completion of our program and the period during which material net cash inflows will commence are unavailable at this time.

General and Administrative Expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,		2015 as Compared to 2014
					Three Months		Nine Months
	2015	2014	2015	2014	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,435	$1,498	$5,196	$5,351	$(63)	(4)%	$(155)	(3)%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the decrease in general and administrative expenses in the three months ended September 30, 2015 compared to the same period in 2014 is a decrease in stock-based compensation expense of $97,000 in 2015 compared to 2014. The primary reason for the decrease in general and administrative expenses for the nine months ended September 30, 2015 as compared to the same period in 2014 is due to a decrease in stock-based compensation expense of $441,000 and decrease in legal fees of $215,000 offset somewhat by smaller increases in certain other general and administrative expenses, primarily insurance and investor and public relations expenses.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of September 30, 2015, we raised a net total of $112 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At September 30, 2015, we had $21.3 million of unrestricted cash and cash equivalents available to fund future operations. We believe that with the cash on hand at September 30, 2015, there is sufficient cash to fund currently planned operations through September 30, 2016. Our ability to fund operations after our current cash resources are exhausted depends on our ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operations increased by $3,069,000 to $12,382,000 for the nine months ended September 30, 2015, as compared to $9,313,000 for the nine months ended September 30, 2014. Cash operating expenses increased principally due to increased research and development activities related to our Phase 2 clinical trials program with GR-MD-02.

Net cash provided by financing activities for the nine months ended September 30, 2015, of $4,573,000 represents net proceeds from the sale of common stock. Net cash provided by financing activities was $30,425,000 for the nine months ending September 30, 2014, consisting of $28,238,000 in net proceeds from sale of common stock and $2,187,000 from the proceeds from the exercise of stock options and warrants.

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

Application of Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, accrued expenses, stock-based compensation, contingencies and litigation. We base our estimates on historical experience, terms of existing contracts, observance of trends in the industry, information available from other outside sources and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in U.S. interest rates. The primary objective of our investment activities is to preserve cash until it is required to fund operations. To minimize risk, we maintain our portfolio of cash and cash equivalents in operating bank accounts and money market funds. Since our investments are short-term in duration, we believe that we are not subject to any material market risk exposure.

Item 4.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level. During the quarter ended September 30, 2015, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2015.

GALECTIN THERAPEUTICS INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President (principal executive officer)

/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)