Form 10-K
period 2015-12-31
GALECTIN THERAPEUTICS INC
filed 2016-03-15
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2015 was $52.7 million.

The number of shares outstanding of the registrant’s common stock as of March 10, 2016 was 28,825,033.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

Item 1.	Business

Overview

We are a clinical stage biopharmaceutical company engaged in drug research and development to create new therapies for fibrotic disease and cancer. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant products as starting material in manufacturing processes to create proprietary complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that largely bind and inhibit galectin proteins, particularly galectin-3, we are undertaking the focused pursuit of therapies for indications where galectins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences to patients and those where current treatment options are limited. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires significant additional resources.

Our lead galectin-3 inhibitor is GR-MD-02, and has been demonstrated in preclinical models to reverse liver fibrosis and cirrhosis. GR-MD-02 has the potential to treat many diseases due to its involvement in multiple key biological pathways such as cell differentiation, cell growth, and apoptosis (cell death). Galectin Therapeutics Inc. is using this inhibitor to treat advanced liver fibrosis and liver cirrhosis in NASH (non-alcoholic steatohepatitis) patients. We have completed Phase 1 clinical studies and currently are engaged in two Phase 2 clinical studies in NASH patients with advanced fibrosis (NASH-FX) and NASH patients with cirrhosis (NASH-CX). Both disease states are progressive, currently not treatable and ultimately may result in liver failure which has poor prognosis and no effective, approved medical therapies other than liver transplant. Galectin-3 expression is highly increased in patients with liver fibrosis and liver cirrhosis. We believe that our galectin-3 inhibitor, by reducing galectin-3 at the cellular level, ultimately showing a strong anti-fibrotic potential may provide a novel treatment for various forms of liver fibrosis.

We endeavor to leverage our scientific and product development expertise as well as established relationships with outside sources to achieve cost-effective and efficient drug development. These outside sources, amongst others, provide us with expertise in preclinical models, pharmaceutical development, toxicology, clinical trial operations, pharmaceutical manufacturing, sophisticated physical and chemical characterization, and commercial development. We also have established several collaborative scientific discovery programs with leading experts in carbohydrate chemistry and characterization. These discovery programs are generally aimed at the targeted development of new carbohydrate molecules which bind galectin proteins and offer alternative options to larger market segments in our primary disease indications. We also have established a discovery program aimed at the targeted development of small molecules (non-carbohydrate) which bind galectin proteins and may afford options for alternative means of drug delivery (e.g., oral) and as a result expand the potential uses of our compounds. We are pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immune enhancement for cancer therapy as well as in both liver fibrosis and fatty liver disease. All of our proposed products are presently in development, including pre-clinical and clinical trials.

We were founded in July 2000 as Pro-Pharmaceuticals, Inc., a Massachusetts corporation. On April 25, 2001, DTR-Med Pharma Corp. (“DTR”), which was incorporated in Nevada on January 26, 2001, entered into a stock exchange agreement with Pro-Pharmaceuticals, Inc., whereby DTR acquired all of the outstanding shares of common stock of Pro-Pharmaceuticals, Inc. On May 10, 2001, DTR changed its name to “Pro- Pharmaceuticals, Inc.” and on June 7, 2001, the Massachusetts corporation was merged into the Nevada corporation. On May 26, 2011, Pro-Pharmaceuticals, Inc. changed its name to “Galectin Therapeutics Inc.” In October, 2012, we moved our headquarters to a suburb of Atlanta, GA to be closer to a center of discovery collaboration while maintaining a laboratory operation in the Boston area.

Our Drug Development Programs

Galectins are a class of proteins that are made by many cells in the body. As a group, these proteins are able to bind to sugar molecules that are part of other proteins, glycoproteins, in and on the cells of our body. Galectin proteins act as a kind of molecular glue, bringing together molecules that have sugars on them. Galectin proteins, in particular galectin-3, are known to be markedly increased in a number of important diseases including inflammatory diseases, scarring of organs (e.g. liver, lung, kidney, and heart) and cancers of many kinds. The increase in galectin protein promotes the disease and is detrimental to the patient. Published data show that mice lacking the galectin-3 gene, and thus unable to produce galectin-3, are incapable of developing liver fibrosis in response to toxic insult to the liver and in fatty liver disease.

We have one new chemical entity (NCE) in development, GR-MD-02, which has shown promise in preclinical and early clinical studies in treatment of fibrosis and in cancer therapy. Currently we are focusing on development of GR-MD-02 intended to be used in the treatment of liver fibrosis associated with fatty liver disease (NASH), moderate to severe plaque psoriasis, and in cancer therapy in combination with immune-system modifying agent(s). GR-MD-02 is a proprietary, patented compound derived from natural, readily available, plant-based starting materials, which, following chemical processing, exhibits the properties of binding to and inhibiting galectin-3 proteins. A second NCE, GM-CT-01 is a proprietary, patented compound that is made from a completely different starting source plant material and also binds and inhibits galectin proteins. Previously in clinical development for cancer indications, this compound continues to be explored in preclinical studies.

Our product pipeline is shown below:

Indication	Drug	Status
Fibrosis
NASH with Advanced Fibrosis: NASH-CX trial and NASH-FX trial	GR-MD-02	IND submitted January 2013. Results from the Phase 1 clinical trial were reported in 2014, with final results reported in January 2015. End of Phase 1 meeting held with FDA in 2014. Two Phase 2 clinical trials are being conducted. The NASH CX trial, is designed for patients with cirrhosis, and the NASH FX trial is designed for patients with advanced fibrosis but not cirrhosis. The NASH FX trial top line data is expected around end of Q3-2016 and the NASH CX trial top line data is expected around the end of 2017.
Lung Fibrosis	GR-MD-02	In pre-clinical development
Kidney Fibrosis	GR-MD-02	In pre-clinical development
Cardiac and Vascular Fibrosis	GR-MD-02 and GM-CT-01	In pre-clinical development
Cancer Immunotherapy
Melanoma	GR-MD-02	Investigator IND submitted in December 2013. Phase 1B study in process. A second Phase 1B study is planned to begin by April 2016. Investigator IND for that study submitted in September 2015.
Psoriasis
Moderate to Severe Plaque Psoriasis	GR-MD-02	IND submitted March 2015. A phase 2a trial in moderate to severe plaque psoriasis patients began in January 2016. Data is expected around Q3-2016.

Fibrosis.    GR-MD-02 is our lead product candidate for treatment of fibrotic disease. Our preclinical data show that GR-MD-02 has a significant therapeutic effect on liver fibrosis as shown in several relevant animal models. In addition, in NASH animal models GR-MD-02 has been shown to reduce liver fat, inflammation, and ballooning degeneration or death of liver cells. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with non-alcoholic steatohepatitis (NASH, or fatty liver disease). In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase 1 study in patients with NASH and advanced liver fibrosis to evaluate the human safety of GR-MD-02 and pharmacodynamics biomarkers of disease. On March 1, 2013, the FDA indicated we could proceed with a US Phase 1 clinical trial for GR-MD-02 with a development program aimed at obtaining support for a proposed indication of GR-MD-02 for treatment of NASH with advanced fibrosis. The Phase 1 trial was completed and demonstrated that GR-MD-02 up to 8 mg/Kg, i.v. was safe and well tolerated and the human pharmacokinetic data defined a drug dose for use in the planned Phase 2 trials. Additionally, there was evidence of a pharmacodynamic effect of GR-MD-02 at the 8 mg/kg dose with a decrease in alpha 2 macroglobulin, a serum marker of fibrotic activity, and a reduction in liver stiffness as determined by FibroScan®. An “End of Phase 1 Meeting” was held with FDA which, amongst other items, provided guidance on the primary endpoint for the Phase 2 clinical trial.

Additionally, an open label drug-drug interaction study was completed during the second quarter of 2015, with GR-MD-02 and it showed that with 8 mg/kg dose of GR-MD-02 and 2 mg/kg dose of midazolam there was no drug-drug interaction and no serious adverse events or drug-related adverse events were observed. This study was required by the U.S. Food and Drug Administration (FDA) and the primary objective was to determine if single or multiple intravenous (IV) doses of GR-MD-02 affect the pharmacokinetics (PK) of midazolam. The secondary objective was to assess the safety and tolerability of GR-MD-02 when administered concomitantly with midazolam. The lack of a drug interaction in this study enables Galectin to expand the number of patients eligible for its Phase 2 clinical trial. In addition, should GR-MD-02 be approved for marketing, the success of this study supports a broader patient population for the drug label.

Our Phase 2 program in fibrotic disease consists of two separate human clinical trials. The first clinical trial is the NASH-CX study for patients with NASH with cirrhosis, which began enrolling in June 2015. This study is a randomized, placebo-controlled, double-blind, parallel-group Phase 2 trial to evaluate the safety and efficacy of GR-MD-02 for the treatment of liver fibrosis and resultant portal hypertension in patients with NASH cirrhosis. A total of 156 patients at approximately 50 sites in the United States will be randomized to receive either 2 mg/kg of GR-MD-02, 8 mg/kg of GR-MD-02 or placebo, with 52 patients in each group. The primary endpoint is a reduction in change in hepatic venous pressure gradient (HVPG). Patients will receive an infusion every other week for one year, total of 26 infusions, and will be evaluated to determine the change in HVPG as compared with placebo. HVPG will be correlated with secondary endpoints of fibrosis on liver biopsy as well as with measurement of liver stiffness (FibroScan(R)) and assessment of liver metabolism (13C-methacetin breath test, Exalenz), which are non-invasive measures of the liver that may be used in future studies. Data readout is expected by the end of 2017.

The second clinical trial is the NASH-FX for patients with NASH advanced fibrosis uses a variety of non-invasive fibrosis assessment technologies. The first patient in this 30 patient study is was consented in September 2015, and the study is designed for 15 patients receiving 8 mg/kg of GR-MD-02 and 15 receiving placebo to be treated. That study will evaluate the safety and efficacy of GR-MD-02 for a four month treatment period of bi-weekly infusions of GR-MD-02 on non-invasive measures on liver stiffness as assessed imaging of liver fibrosis using multi-parametric magnetic resonance imaging (LiverMultiScan(R), Perspectum Diagnostics), as the primary endpoint, as well as magnetic resonance-elastography and FibroScan score, as secondary endpoints. Top-line data is expected to be available in the third quarter of 2016.

Our drug candidate provides a promising new approach for the therapy of fibrotic diseases, and liver fibrosis in particular. Fibrosis is the formation of excess connective tissue (collagen and other proteins plus cellular elements such as myofibroblasts) in response to damage, inflammation or repair. When the fibrotic tissue becomes confluent, it obliterates the cellular architecture, leading to scarring and dysfunction of the underlying organ. Given galectin-3’s broad biological functionality, it has been demonstrated to be involved in cancer, inflammation and fibrosis, heart disease, renal disease and stroke. We have further demonstrated the broad applicability of the actions of our galectin-3 inhibitor’s biological effect in ameliorating fibrosis involving lung, kidney and cardiac tissues in a variety of animal models.

The focus and goal of the therapeutic program is to stop the progression of and reverse the fibrosis in the liver and, thereby improve liver function and prevent the development of complications of fibrosis/cirrhosis and liver-related mortality in patients.

Cancer Immunotherapy.    We believe there is potential for galectin inhibition to play a key role in the burgeoning area of cancer immunotherapy. For example, there have been several recent approvals of drugs that enhance a patient’s immune system to fight cancer. With many additional vaccines and immune stimulatory agents in development, industry analysts forecast that this market could generate over $35 billion in sales over the next 10 years. It is our goal to use a galectin inhibitor to enhance the immune system function to fight cancer in a way that complements other approaches to this type of therapy. Our drug candidates provide a promising new therapeutic approach to enhance the activity of the immune system against cancer cells. Preclinical studies have indicated that GR-MD-02 enhances the immune response to cancer cells, increased tumor shrinkage and enhanced survival in immune competent mice with prostate, breast, melanoma and sarcoma cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1. These preclinical data led to the filing of an Investigator-sponsored IND and the initiation of a study of GR-MD-02 in combination with Yervoy® (ipilimumab) in a Phase 1B study of patients with metastatic melanoma. This study is being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI). A study with Keytruda and GRMD-02 is conducted by EACRI is expected to begin enrolling by April 2016.

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

Psoriasis.    During our Phase 1 NASH fibrosis trial with GR-MD-02, a clinical effect on plaque psoriasis was observed in a NASH patient who also had this disease. This patient had marked improvement in her psoriasis, with improvement beginning after the third infusion. She reported that her psoriasis was “completely gone” and her skin was “normal” after the fourth infusion. Her skin remained normal for 17 months after the final infusion of study drug. The patient is convinced that the improvement in her psoriasis is related to the study drug.

This serendipitous finding, combined with galectin-3 protein being markedly upregulated in the capillary epithelia (small blood vessels) of the psoriatic dermis (plaque lesions), led to a phase 2a trial in patients with moderate to severe plaque psoriasis. GR-MD-02 inhibition of galectin-3 may attenuate capillary changes in the psoriatic dermis and inflammatory recruitment, perhaps explaining the improvements observed in the NASH fibrosis trial patient. In this open-label, unblinded trial (no placebo, all patients knowingly receive active drug), 10 patients with moderate to severe plaque psoriasis are administered GR-MD-02 every two weeks for 12 weeks. We anticipate top line data for this trial by the end of the third quarter of 2016.

Liver Fibrosis: New Approach for a Significant Unmet Medical Need

When an internal organ is exposed to chronic disease one of the responses is that scar tissue is laid down in the organ (this process is called fibrosis). The longer the disease affects the organ, the more fibrous tissue is deposited and this ultimately results in the failure of the organ. This chronic fibrosis of organs may occur in the liver, lung, kidney, and heart, as well as others and, as a result, fibrosis of organs has been estimated to account for as much as 45% of all mortality in the United States. Scientific findings during the last few years indicate that the galectin-3 protein is critically important in this fibrotic process in multiple organs.

In the liver, fibrosis is the end result of multiple inflammatory conditions and infections. Progressive liver fibrosis leads to cirrhosis, which results in reduction of liver function, multiple medical complications and ultimately death. It is estimated that 1-2 million patients have cirrhosis in the United States with close to 50,000 losing their lives yearly. Only a fraction of patients’ lives, approximately 6,200 per year, are saved by liver transplantation at a cost of approximately $350,000 per transplantation. One condition in particular that frequently leads to cirrhosis is non-alcoholic steatohepatitis, or NASH, a liver disease characterized by the accumulation of fat in the liver with associated inflammation and fibrosis, which can lead to end-stage cirrhosis requiring liver transplantation. The National Institute of Health estimates that 9 to 15 million Americans are affected by NASH, and other sources suggest it may be as many as 30 million people have NASH, and forecasts that the number of Americans affected by this disease is growing due to obesity and diabetes, with the potential to become the leading cause of liver cirrhosis and liver transplantation in the future. Liver transplantation is currently the only therapeutic approach to NASH or other forms of liver fibrosis as, to the best of our knowledge, there are no drug therapies on the market. Organ transplantation is a difficult, risky and costly procedure as organ availability is scarce and there is the risk of developing cirrhosis in the transplanted liver from the same disease that damaged the patient’s original liver and therefore, there is a great need for other therapeutic options. All diseases that affect the liver (viral hepatitis, alcoholic liver disease, and fatty liver as examples) lead to the development of scarring of the liver.

The primary focus of the Company is to use galectin inhibitors to block galectin-3 and treat organ scarring or fibrosis in the liver. There are no approved therapies for treatment of liver fibrosis. We believe that our drug candidates have the potential to treat NASH and other forms of liver fibrosis. Scientific evidence suggests that galectin-3 is essential for the development of liver fibrosis in animals. Published data show that mice lacking the galectin-3 gene, and thus unable to produce galectin-3, are essentially incapable of developing liver fibrosis in response to toxic insult to the liver and in fatty liver disease. Moreover, mice that do not have the galectin-3 gene are resistant to lung and kidney fibrosis. These published data show that galectin-3 is a critical protein for the development of organ fibrosis. Our drugs, based on experiments in well characterized animal models, are also potentially useful in scarring or fibrosis of other organs such as lung and kidney which expands the possibilities for future therapeutic indications.

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

We evaluated GR-MD-02 in pre-clinical toxicology and pharmacology studies during 2013 and filed an IND with the FDA in January 2013 for initiating human studies in patients with NASH. In February 2013 we entered into an agreement with CTI Clinical Trial Services to assist with the design, development and conduct of one or more clinical research studies, specifically for services with respect to our Phase 1 clinical trials to evaluate safety of GR-MD-02 in patients with NASH. The FDA notified us in March 2013 that we may proceed with a Phase 1 clinical trial for patients with NASH and we began enrolling patients in the Phase 1 clinical trial in the third quarter of 2013. In August 2013, GR-MD-02 was granted Fast Track designation by the FDA for NASH with hepatic fibrosis, commonly known as fatty liver disease with advanced fibrosis. In January 2014, we completed the enrollment of the first cohort of patients in the Phase 1 trial with no serious adverse events being reported. We reported initial safety and tolerability results from the first cohort of patients on June 30, 2014. The second cohort of this Phase 1 trial began and enrollment was completed in April 2014. In July 2014, we reported the results from the second cohort of patients. Enrollment of the third cohort of Phase 1 began in July 2014 with interim results presented in November 2014 with the final report on cohort 3 presented in January 2015. The results of the Phase 1 study demonstrate that (i) GR-MD-02 was safe and well tolerated by patients with advanced NASH liver fibrosis after IV administration of four doses of 2 mg/kg, 4 mg/kg and 8mg/kg lean body weight, (ii) Pharmacokinetics revealed drug exposure in humans at the 8 mg/kg dose that was equivalent to the upper range of the targeted therapeutic dose determined from effective doses in NASH animal models, (iii) Disease Serum Marker Effect showed there was a statistically significant, dose-dependent reduction in

FibroTest® scores due to a statistically significant reduction in alpha-2 macroglobulin (A2M) serum levels, and (iv) Liver Stiffness Effect, as measured by FibroScan® showed that there was a signal of reduced liver stiffness in patients receiving GR-MD-02. The reduction seen in A2M does not necessarily mean fibrosis got better in this short study, but does suggest changes in the fibrogenic process that might lead to an improvement in fibrosis with longer-term therapy. These Phase 1 results in NASH patients with advanced fibrosis, in addition to completion of further toxicology and drug-drug interaction studies provide a firm foundation for entry into a Phase 2 development program (described above).

GR-MD-02 is a proprietary, patented galactoarabino-rhamnogalacturonan polysaccharide polymer that is comprised predominantly of galacturonic acid, galactose, arabinose, rhamnose, and smaller amounts of other sugars. Structural studies have shown that GR-MD-02 binds to galectin-1 and to galectin-3 with binding affinity to galectin-3 being significantly greater than binding to galectin-1. With respect to GR-MD-02, we currently have a number of issued US patents including one composition of matter patent, one method of manufacture patent, one method of use patient in patients with NASH, one method of use patent in patients with liver fibrosis, and one method of use patent in patients with diabetic kidney disease. Additional patent applications are pending with respect to, amongst other uses, cancer immunotherapy, lung fibrotic disease, and inflammatory disease associated with increase in inducible nitric oxide synthase. Patents have also been granted with respect to liver fibrosis, NASH, and liver fibrosis in combination with other therapeutic agents. Compounds for subcutaneous administration and oral delivery are currently under pre-clinical development.

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

The study employs a dose escalation of GR-MD-02 in conjunction with the standard therapeutic dose of ipilimumab in patients with advanced melanoma for whom ipilimumab would be considered standard of care. In addition to monitoring for toxicity and clinical response by irRECIST criteria on imaging tests, blood samples will be obtained to assess immunologic measures relevant to galectin biology and ipilimumab T-cell check-point inhibition. Galectin Therapeutics is providing its proprietary compound GR-MD-02 to EACRI researchers, as well as supply researchers with supporting analysis of the pharmacokinetics of GR-MD-02 and the right to reference the Company’s open IND on GR-MD-02. To date the first two dosing groups have been completed without serious adverse events which were determined to be related to GR-MD-02. The third dosing group is now enrolling.

Similar to the agreement set forth for the ipilimumab (Yervoy® )Phase 1B study, Providence Portland Medical Center submitted an IND in September 2015 to conduct a Phase 1B study of GR-MD-02 and pembrolizumab (Keytruda®) in patients with metastatic melanoma. The combination of GR-MD-02 and an anti-PD1 (pembrolizumab) has been shown to enhance T-cell activation, memory, and effector function, and promote better antitumor responses in multiple mouse studies. The study will test the hypothesis that galectin-3 antagonism using GR-MD-02 with enhance the probability of melanoma response using penbrolizumab in patients by inducing proliferation, activation and memory function of CD8+ T cells that recognize melanoma antigens. Similar to the ipilimumab study, the study employs a dose escalation of GR-MD-02 in conjunction with the standard therapeutic dose of pembrolizumab in patients with metastatic melanoma who have had progression of their melanoma after ipilimumab and/or BRAF targeted therapy when a BRAF mutation is present. In addition to monitoring for toxicity and clinical response, blood and tumor samples will be obtained to assess immunologic measures relevant to galectin biology and pembrolizumab T-cell checkpoint inhibition.

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

In August 2015, we received a notice of allowance from the U.S. Patent and Trademark Office for patent application number 13/726,900, titled “Galactose-pronged polysaccharides in a formulation for antifibrotic therapies.” This patent extends coverage of the Company’s pectin-derived compounds (including broad molecular weight ranges and other sources of pectin) to include treatment of chronic kidney disease associated with the development of fibrosis, established kidney fibrosis, chronic lung disease associated with the development of fibrosis and established lung fibrosis. Claims in this patent include administering pectin-derived compound parenterally to a patient having at least one of the four aforementioned diseases where the established fibrosis or progression of the fibrosis or cirrhosis is inhibited or slowed down. Additional specific claims encompass deriving the compound from citrus pectin, apple pectin, soybean hull pectin or sugar beet pectin with a molecular weight between 2 kDa and 400kDa. Also covered is the step of administering the modified galacto-rhamnogalacturonan compound in an admixture with a therapeutic agent, where the agent is an antifibrotic compound

In August 2014, we received a notice of allowance from the U.S. Patent and Trademark Office for patent application number 13/573,442 titled “Composition of Novel Carbohydrate Drug for Treatment of Human Diseases.” The patent covers composition and chemical structural claims for compounds that includes the Company’s lead galectin inhibitor compound GR-MD-02 and will expire in December 2031. Claims include multiple routes of administration, including intravenous, subcutaneous and oral. The application also covers therapeutic formulations for use in the treatment of NASH (fatty liver disease), cancer and fibrotic, inflammatory and autoimmune disorders in which galectin proteins are involved, at least in part, in the pathogenesis.

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

As of January 31, 2016, we held 14 granted U.S. patents, 15 foreign granted patents (Japan, E.U., New Zealand, and Australia), 56 international patent applications, and 5 U.S. patent applications. Many of our patents and patent applications cover composition of matter for complex carbohydrate drugs and methods of use for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent or for use in treatment of fibrosis. The scheduled expiration dates of our United States patents span from 2020 to 2033. We have corresponding patent applications pending in Europe, Israel, Australia and Brazil. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to Our Intellectual Property”. Our competitive position, in part, is contingent upon protection of our intellectual property.

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

During the years ended December 31, 2015, 2014 and 2013, our expenditures for research and development were $13.1 million, $8.4 million, and $5.7 million, respectively. We expense all research and development costs as they are incurred.

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

Post-Approval Requirements

If FDA approval of one or more of our products is obtained, we will be required to comply with a number of post-approval requirements. For example, holders of an approved NDA are required to report certain adverse reactions to the FDA and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to current Good Manufacturing Practices (“cGMP”) after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

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

Employees

We currently have seven full-time employees, four of whom are involved primarily in management of our pre-clinical research and development and clinical trials and three who were involved primarily in management and administration of our Company. We also utilize contractors who provide product development, manufacture, analytical testing and clinical trial support.

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

Risks Related to Our Company

We have incurred net losses to date and must raise additional capital in order to continue to operate after March 31, 2017.

We have incurred net losses in each year of operation since our inception in July 2000. Our accumulated deficit as of December 31, 2015 was $140 million. We had $25.8 million of unrestricted cash as of December 31, 2015. The Company currently believes there is sufficient cash to fund currently planned operations through the first quarter of 2017. We will require more cash to fund our operations after the first quarter of 2017. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be obtainable on terms favorable to us. If our current clinical trials are unsuccessful or do not produce positive results, it may be particularly difficult for us to raise additional capital. If we do not raise additional cash for operations after the first quarter of 2017, we may not be able to continue operations and may be forced to seek bankruptcy protection.

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

Even if we are able to generate revenues from the sale of our products, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

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

GR-MD-02 our lead product candidate for fibrosis has completed Phase 1 of the human clinical trial phase of drug development in the US and is currently in Phase 2 clinical trials in North America. GR-MD-02 is also currently in an investigator sponsored, human Phase 1B clinical trial being conducted by Providence Portland Medical Center in combination with Yervoy® (ipilimumab) in patients with metastatic melanoma. We cannot assure you that these trials will yield successful results, that they will lead to the generation of revenue, or that we will obtain regulatory approval in other countries.

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

Even if GR-MD-02, GM-CT-01 and other future product candidates achieve positive results in clinical trials, we may be unable to commercialize them. The availability of government and third party payer reimbursement, and pricing, especially compared to competitor products, could affect our ability to commercialize our product candidates. Our general inability to obtain necessary regulatory approvals and, if obtained, to commercialize our products would substantially impair our viability.

There are risks associated with our reliance on third parties to design trial protocols, arrange for and monitor the clinical trials, and collect and analyze data.

As we develop products eligible for clinical trials, we will contract with independent parties to assist us in the design of the trial protocols, arrange for and monitor the clinical trials, collect data and analyze data. For instance, in 2015, we entered into an agreement with PPD Development, L.P. (PPD) for the purpose of assisting us in the design, development and conduct of one or more clinical research studies from time to time. In accordance with this agreement, PPD is conducting the Phase 1 clinical trial for GR-MD-02 to evaluate the drug’s safety in subjects with NASH with advanced hepatic cirrhosis. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and will be dependent on governmental participation and funding. Additionally, GR-MD-02 is being studied by Providence Portland Medical Center in an Investigator-sponsored IND to conduct a Phase 1B study to determine if GR-MD-02 enhances the probability of melanoma response with ipilimumab by inducing proliferation, activation and memory function of CD8+ T cells in human patients. This study represents a novel approach for patients with metastatic melanoma. The IND was approved by FDA in February 2014.

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

The potential widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our proposed products, even if commercialized. Many of our targeted diseases and conditions may also be treated by other medications. These treatments may be widely accepted in medical communities and have a longer history of use. The established use of these competitive drugs may limit the potential for our technologies, formulations and products to receive widespread acceptance even if commercialized.

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

We are a defendant in a consolidated class action and in a consolidated shareholder derivative action, and these lawsuits and any future such lawsuits may adversely affect our business, financial condition, results of operations and cash flows

We and certain of our officers and directors are defendants in a consolidated federal securities class action lawsuit and a consolidated shareholder derivative action. These lawsuits are described in Part I, Item 3 “Legal Proceedings” in this Form 10-K. These lawsuits were dismissed, with prejudice in January 2016; however, these rulings have been appealed by the plaintiffs. These lawsuits may divert our attention from our ordinary business operations, and we may incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). Depending on the outcome of the class action lawsuit, we may be required to pay material damages and fines, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our business, results of operations, financial condition, liquidity and ability to meet our debt obligations and, consequently, could negatively impact the trading price of our common stock. In addition, there is the potential for additional shareholder litigation and for governmental investigations and/or enforcement actions. Any existing or future shareholder lawsuits and any future governmental investigations and/or enforcement actions could adversely impact our reputation, our relationships with our customers and our ability to generate revenue.

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

The market price of our common stock could fluctuate significantly in response to various factors and events, including but not limited to:

•	the results of our pre-clinical studies and clinical trials, including interim results, as well as those of our competitors;

•	regulatory actions with respect to our products or our competitors’ products;

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	our issuance of additional securities, including debt or equity or a combination thereof, which may be necessary to fund our operating expenses;

•	announcements of technological innovations or new products by us or our competitors;

•	the success of competitive products;

•	loss of any strategic relationship;

•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

•	regulatory or legal developments in the United States and other countries;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results;

•	sales of our common stock by us, our insiders or our other stockholders;

•	whether an active trading market in our common stock develops and is maintained; and

•	engagement and retention of senior management needed for our clinical trials.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. As described above, we are currently defending a consolidated federal securities class action lawsuit and a consolidated shareholder derivative action and we may become involved in additional instances of this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

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

Our articles of incorporation authorize the issuance of capital stock including 20,000,000 authorized undesignated shares (8,001,000 designated as of December 31, 2015), and empowers our board of directors to prescribe, by resolution and without stockholder approval, a class or series of undesignated shares, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, we may designate and issue additional shares or series of preferred stock that would rank senior to the shares of common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution.

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

The 10X Fund owns all of our issued and outstanding Series B Preferred Stock, which are convertible into 2,000,000 shares of our common stock. The 10X Fund owns related warrants exercisable to purchase an aggregate of 4,000,000 shares of our common stock. As of December 31, 2015, we have issued 1,388,976 shares of our common stock as dividends on the Series B Preferred Stock and 2,000,000 shares of our common stock on the exercise of warrants by 10X Fund. In addition, James C. Czirr, a managing member of 10X Capital Management, LLC, the general partner of the 10X Fund and one of our directors, owns or controls approximately 902,000 shares of our common stock, including shares of Series A on an as converted basis, and has the right to acquire approximately 789,000 additional shares of our common stock upon the exercise of outstanding stock options (approximately 526,000 of which are exercisable as of December 31, 2015. As of December 31, 2015 on a fully diluted basis, assuming conversion of all Series B Preferred Stock and exercise of all outstanding warrants, the 10X Fund would own approximately 26% of our then outstanding shares of common stock, which, together with the shares of our common stock that would be owned by Mr. Czirr (assuming exercise of all vested options at that date), would constitute approximately 29% of the then outstanding shares.

As holder of Series B Preferred Stock, the 10X Fund is entitled to elect two directors in a separate class vote, nominate three directors for election by all shares entitled to vote, and provide or withhold consent to a range of fundamental corporate actions we may wish to undertake, such as recapitalization, sale of our Company, and other matters. Such concentration of stock ownership and related rights could have the effect of delaying, deterring or preventing corporate events that our other security holders may desire or consider beneficial to the Company, such as sales of additional securities of the Company needed to fund the ongoing clinical trial program of the Company. In addition to the conversion rights and the right to elect and nominate directors noted above, the 10X Fund, as holder of the Series B Preferred Stock, has certain approval rights, including the right to approve certain financing transactions, as well as the right to participate in certain financing transactions. These rights could negatively impact our ability to raise capital in the future, which could materially and adversely affect our business.

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

We lease 3,610 square feet for our executive offices located at 4960 Peachtree Industrial Blvd., Norcross, GA. We also lease on a month-to-month basis approximately 300 square feet in Natick, MA, for use by research and development consultants and which is collocated with one of our research and development service vendors. We believe these spaces are suitable for our present operations.

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

Shareholder Class Actions and Derivative Lawsuits

Between July 30, 2014, and August 6, 2014, three putative class action complaints were filed in the United States District Court for the District of Nevada (the “Nevada District Court”) against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between January 6, 2014 and July 28, 2014. The complaints allege that the defendants made false or misleading statements in certain press releases and other public statements in violation of the federal securities laws and seek class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaints and intends to vigorously defend against the claims. On August 22, 2014, the Nevada District Court entered an order consolidating the three cases, relieving the defendants of any obligation to respond to the complaints currently on file, and providing that defendants may respond to a consolidated amended complaint after it is filed by a lead plaintiff(s) to be appointed pursuant to the Private Securities Litigation Reform Act of 1995. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative securities class action to the United States District Court for the Northern District of Georgia. On March 24, 2015, the Court appointed a lead plaintiff (“Plaintiff’). Plaintiff filed his Consolidated Class Action Complaint (the “Complaint”) on May 8, 2015. The Complaint asserts claims on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s common stock between October 25, 2013 and July 28, 2014. The Complaint alleges that the Company and certain of its officers and directors (the “Class Action Individual Defendants”) violated Section 1 O(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 through allegedly false or misleading statements in certain SEC filings, press releases and other public statements. The Complaint further alleges that the Class Action Individual Defendants and one of the Company’s shareholders face liability for the alleged Section 1 O(b) and Rule 10b-5 violations pursuant to Section 20(a) of the Exchange Act. The Complaint seeks class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations and filed a motion to dismiss the Complaint on June 26, 2015. On December 30, 2015, the Court dismissed the putative class action with prejudice and entered a final judgment in favor of the defendants. Plaintiff has filed a notice of appeal seeking review of the dismissal order and final judgment.

On August 1 and 25, 2014, persons claiming to be Galectin shareholders filed putative shareholder derivative complaints in the Nevada District Court, seeking recovery on behalf of the Company against certain of the Company’s directors and officers. On September 10, 2014, the Nevada District Court entered an order consolidating the two cases, relieving the defendants of any obligation to respond to the initial complaints, and providing that defendants may respond to a consolidated complaint to be filed by the plaintiffs. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative derivative litigation to the United States District Court for the Northern District of Georgia (hereinafter referred to as the “Georgia Federal Derivative Action.”) The plaintiffs filed a consolidated complaint on February 27, 2015. On April 6, 2015, the Company and defendants filed motions to dismiss the consolidated complaint. Rather than respond to those motions, the plaintiffs sought and obtained leave to file an amended complaint. Plaintiffs filed their amended complaint (the “Complaint”) on May 26, 2015. The Complaint alleges that certain of the Company’s directors and officers (the “Derivative Action Individual Defendants”) breached their fiduciary duties to the Company’s shareholders by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s financial and business prospects. The Complaint also alleges that the Derivative Action Individual Defendants violated the federal securities laws by allegedly making false or misleading statements of material fact in the Company’s proxy filings, committed waste of corporate assets, were unjustly enriched, and that certain defendants breached their fiduciary duties through allegedly improper sales of Galectin stock. In addition, the Complaint alleges that the Derivative Action Individual Defendants and one of the Company’s shareholders aided and abetted the alleged breaches of fiduciary duties. The Complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys ‘and experts’ fees. The Company and defendants filed motions to dismiss the Complaint on July 8, 2015. On December 30, 2015, the United States District Court for the Northern District of Georgia dismissed the Georgia Federal Derivative Action with prejudice and entered a final judgment in favor of the defendants. Plaintiffs have filed a notice of appeal seeking review of the dismissal order and final judgment.

On August 29, 2014, another alleged Galectin shareholder filed a putative shareholder derivative complaint in state court in Las Vegas, Nevada, seeking recovery on behalf of the Company against the same Galectin directors and officers who are named as defendants in the derivative litigation pending in the Georgia Federal Derivative Action. The plaintiff in the Nevada action subsequently filed first and second amended complaints. The second amended complaint alleges claims for breach of fiduciary duties, unjust enrichment, and waste of corporate assets, based on allegations that are substantially similar to those asserted in the Georgia Federal Derivative Action (except that the Nevada action does not allege violations of the federal securities laws and does not assert any claim against the Galectin shareholder named as a defendant in the Georgia Federal Derivative Action), and seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. The Company and defendants filed motions to dismiss the second amended complaint on April 22, 2015. On April 29, 2015, the plaintiffs in the Georgia Federal Derivative Action filed a motion to intervene in the Nevada action which, among other things, raised questions regarding the Nevada plaintiffs standing. Thereafter, the Nevada plaintiff filed a motion to join additional plaintiffs. At a hearing held on June 11, 2015, the Nevada court: (i) granted the Georgia Federal Derivative Action plaintiffs’ motion to intervene; (ii) directed the Georgia Federal Derivative Action plaintiffs to file a complaint in intervention; (iii) directed the Nevada plaintiff to file a motion for leave to file a further amended complaint to add additional plaintiffs; (iv) stated that the defendants’ motions to dismiss the second amended complaint were denied “at this point;” (v) ordered the Nevada action stayed until December 11 , 2015 ; and (vi) directed the parties to submit a status report on December 11, 2015, updating the court on the progress and status of the Georgia Federal Derivative Action. On July 9, 2015, pursuant to the Nevada State Court’s instruction, the Georgia Federal Derivative Action plaintiffs filed a complaint-in-intervention in Nevada State Court, asserting similar claims to the ones they alleged in the Georgia Federal Derivative Action described above. On December 11, 2015, further to the Nevada State Court’s instruction, the parties submitted status reports detailing the status of the Georgia Federal Derivative Action. On January 5, 2016, the Nevada State Court held a status conference during which the dismissal of the Georgia Federal Derivative Action was discussed. Subsequent to that conference, on January 19, 2016, the defendants filed a motion to dismiss the Nevada State Court litigation based on the dismissal of the similar Georgia Federal Derivative Action, among other grounds. Defendants’ motion to dismiss was fully briefed to the Nevada court in February 2016. At a hearing on March 3, 2016, the Nevada State Court granted dismissal of the Nevada State Court litigation pending entry of a final order of dismissal. Once the final order of dismissal is entered, plaintiffs will have 30 days to appeal.

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

	High	Low
Fiscal Year Ended December 31, 2015
First Quarter	$4.50	$3.08
Second Quarter	$4.11	$2.50
Third Quarter	$3.33	$1.68
Fourth Quarter	$3.25	$1.52
Fiscal Year Ended December 31, 2014
First Quarter	$19.11	$7.90
Second Quarter	$16.02	$9.80
Third Quarter	$16.55	$4.28
Fourth Quarter	$5.88	$3.00

Performance graph

The following graph shows the value of an investment of $100 on December 31, 2010, in each of Galectin Therapeutics common stock, the Nasdaq Biotech Index, the Nasdaq Composite Index. All values assume reinvestment of the pretax value of dividends and are calculated as of December 31 of each year. The historical stock price performance of the Company’s common stock shown in the performance graph is not necessarily indicative of future stock price performance.

The material in this performance graph is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

Holders of Common Stock

As of February 26, 2016, there were 252 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders. Based on information available to us, we believe there are approximately 8,900 non-objecting beneficial owners of our shares of our common stock in addition to the record holders.

Dividends

There have been no cash dividends declared on our common stock since our Company was formed. Dividends are declared at the sole discretion of our Board of Directors. Our intention is not to declare cash dividends and retain all cash for our operations.

Item 6.	Selected Financial Data

	Years ended December 31,
Consolidated Statement of Income Data:	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Operating expenses:
Research and development	$13,114	$8,425	$5,688	$4,527	$3,552
General and administrative	6,965	7,005	6,416	5,372	6,857
Other income (expense)	52	(358)	16	224	(506)
Net loss	(20,027)	(15,788)	(12,088)	(9,675)	(10,915)
Preferred stock dividends	(868)	(943)	(867)	(976)	(1,568)
Preferred stock accretion	(229)	(229)	(229)	(230)	(230)
Warrant modification	—	—	(8,763)	—	—
Net loss applicable to common stockholders	(21,124)	(16,960)	(21,947)	(10,881)	(12,713)
Basic and diluted loss per share	$(0.88)	$(0.78)	$(1.30)	$(0.72)	$(1.06)
Dividends paid per share	—	—	—	—	—
	As of December 31,
Consolidated Balance Sheet Data:	2015	2014	2013	2012	2011
	(in millions)
Total assets	$26,408	$29,677	$10,713	$9,561	$6,612
Total debt	—	—	—	—	—
Total stockholders’ equity (deficit)	18,040	21,195	1,481	1,165	(2,125)

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

Forward-Looking Statements

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through March 31, 2017; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

•	our early stage of development,

•	we have incurred significant operating losses since our inception and cannot assure you that we will generate revenue or profit,

•	our dependence on additional outside capital,

•	we may be unable to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates,

•	uncertainties related to any litigation, including shareholder class actions and derivative lawsuits filed,

•	uncertainties related to our technology and clinical trials, including expected dates of availability of clinical data,

•	we may be unable to demonstrate the efficacy and safety of our developmental product candidates in human trials,

•	we may be unable to improve upon, protect and/or enforce our intellectual property,

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

Our Drug Development Programs

Galectins are a class of proteins that are made by many cells in the body. As a group, these proteins are able to bind to sugar molecules that are part of other proteins, glycoproteins, in and on the cells of our body. Galectin proteins act as a kind of molecular glue, bringing together molecules that have sugars on them. Galectin proteins, in particular galectin-3, are known to be markedly increased in a number of important diseases including inflammatory diseases, scarring of organs (e.g. liver, lung, kidney, and heart) and cancers of many kinds. The increase in galectin protein promotes the disease and is detrimental to the patient. Published data show that mice lacking the galectin-3 gene, and thus unable to produce galectin-3, are incapable of developing liver fibrosis in response to toxic insult to the liver and in fatty liver disease.

We have one new chemical entity (NCE) in development, GR-MD-02, which has shown promise in preclinical and early clinical studies in treatment of fibrosis and in cancer therapy. Currently we are focusing on development of GR-MD-02 intended to be used in the treatment of liver fibrosis associated with fatty liver disease (NASH), moderate to severe plaque psoriasis, and in cancer therapy in combination with immune-system modifying agent(s). GR-MD-02 is a proprietary, patented compound derived from natural, readily available, plant-based starting materials, which, following chemical processing, exhibits the properties of binding to and inhibiting galectin-3 proteins. A second NCE, GM-CT-01 is a proprietary, patented compound that is made from a completely different starting source plant material and also binds and inhibits galectin proteins. Previously in clinical development for cancer indications, this compound continues to be explored in preclinical studies.

Our product pipeline is shown below:

Indication	Drug	Status
Fibrosis
NASH with Advanced Fibrosis: NASH-CX trial and NASH-FX trial	GR-MD-02	IND submitted January 2013. Results from the Phase 1 clinical trial were reported in 2014, with final results reported in January 2015. End of Phase 1 meeting held with FDA in 2014. Two Phase 2 clinical trials are being conducted. The NASH CX trial, is designed for patients with cirrhosis, and the NASH FX trial is designed for patients with advanced fibrosis but not cirrhosis. The NASH FX trial top line data is expected around end of Q3-2016 and the NASH CX trial top line data is expected around the end of 2017.
Lung Fibrosis	GR-MD-02	In pre-clinical development
Kidney Fibrosis	GR-MD-02	In pre-clinical development
Cardiac and Vascular Fibrosis	GR-MD-02 and GM-CT-01	In pre-clinical development
Cancer Immunotherapy
Melanoma	GR-MD-02	Investigator IND submitted in December 2013. Phase 1B study in process. A second Phase 1B study is planned to begin in 1Q-2016 2016. Investigator IND for that study submitted in September 2015.
Psoriasis
Moderate to Severe Plaque Psoriasis	GR-MD-02	IND submitted March 2015. A phase 2a trial in moderate to severe plaque psoriasis patients began in January 2016. Data is expected around Q3-2016.

Fibrosis.    GR-MD-02 is our lead product candidate for treatment of fibrotic disease. Our preclinical data show that GR-MD-02 has a significant therapeutic effect on liver fibrosis as shown in several relevant animal models. In addition, in NASH animal models GR-MD-02 has been shown to reduce liver fat, inflammation, and ballooning degeneration or death of liver cells. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with non-alcoholic steatohepatitis (NASH, or fatty liver disease). In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase 1 study in patients with NASH and advanced liver fibrosis to evaluate the human safety of GR-MD-02 and pharmacodynamics biomarkers of disease. On March 1, 2013, the FDA indicated we could proceed with a US Phase 1 clinical trial for GR-MD-02 with a development program aimed at obtaining support for a proposed indication of GR-MD-02 for treatment of NASH with advanced fibrosis. The Phase 1 trial was completed and demonstrated that GR-MD-02 up to 8 mg/Kg, i.v. was safe and well tolerated and the human pharmacokinetic data defined a drug dose for use in the planned Phase 2 trials. Additionally, there was evidence of a pharmacodynamic effect of GR-MD-02 at the 8 mg/kg dose with a decrease in alpha 2 macroglobulin, a serum marker of fibrotic activity, and a reduction in liver stiffness as determined by FibroScan®. An “End of Phase 1 Meeting” was held with FDA which, amongst other items, provided guidance on the primary endpoint for the Phase 2 clinical trial.

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

Our Phase 2 program in fibrotic disease consists of two separate human clinical trials. The first clinical trial is the NASH-CX study for patients with NASH with cirrhosis, which began enrolling in June 2015. This study is a randomized, placebo-controlled, double-blind, parallel-group Phase 2 trial to evaluate the safety and efficacy of GR-MD-02 for the treatment of liver fibrosis and resultant portal hypertension in patients with NASH cirrhosis. A total of 156 patients at approximately 50 sites in the United States will be randomized to receive either 2 mg/kg of GR-MD-02, 8 mg/kg of GR-MD-02 or placebo, with 52 patients in each group. The primary endpoint is a reduction in change in hepatic venous pressure gradient (HVPG). Patients will receive an infusion every other week for one year, total of 26 infusions, and will be evaluated to determine the change in HVPG as compared with placebo. HVPG will be correlated with secondary endpoints of fibrosis on liver biopsy as well as with measurement of liver stiffness (FibroScan(R)) and assessment of liver metabolism (13C-methacetin breath test, Exalenz), which are non-invasive measures of the liver that may be used in future studies. Data readout is expected by the end of 2017.

The second clinical trial is the NASH-FX for patients with NASH advanced fibrosis uses a variety of non-invasive fibrosis assessment technologies. The first patient in this 30 patient study is was consented in September 2015, and the study is designed for 15 patients receiving 8 mg/kg of GR-MD-02 and 15 receiving placebo to be treated. That study will evaluate the safety and efficacy of GR-MD-02 for a four month treatment period of bi-weekly infusions of GR-MD-02 on non-invasive measures on liver stiffness as assessed imaging of liver fibrosis using multi-parametric magnetic resonance imaging (LiverMultiScan(R), Perspectum Diagnostics), as the primary endpoint, as well as magnetic resonance-elastography and FibroScan score, as secondary endpoints. Top-line data is expected to be available in the third quarter of 2016.

Our drug candidate provides a promising new approach for the therapy of fibrotic diseases, and liver fibrosis in particular. Fibrosis is the formation of excess connective tissue (collagen and other proteins plus cellular elements such as myofibroblasts) in response to damage, inflammation or repair. When the fibrotic tissue becomes confluent, it obliterates the cellular architecture, leading to scarring and dysfunction of the underlying organ. Given galectin-3’s broad biological functionality, it has been demonstrated to be involved in cancer, inflammation and fibrosis, heart disease, renal disease and stroke. We have further demonstrated the broad applicability of the actions of our galectin-3 inhibitor’s biological effect in ameliorating fibrosis involving lung, kidney and cardiac tissues in a variety of animal models.

The focus and goal of the therapeutic program is to stop the progression of and reverse the fibrosis in the liver and, thereby improve liver function and prevent the development of complications of fibrosis/cirrhosis and liver-related mortality in patients.

Cancer Immunotherapy.    We believe there is potential for galectin inhibition to play a key role in the burgeoning area of cancer immunotherapy. For example, there have been several recent approvals of drugs that enhance a patient’s immune system to fight cancer. With many additional vaccines and immune stimulatory agents in development, industry analysts forecast that this market could generate over $35 billion in sales over the next 10 years. It is our goal to use a galectin inhibitor to enhance the immune system function to fight cancer in a way that complements other approaches to this type of therapy. Our drug candidates provide a promising new therapeutic approach to enhance the activity of the immune system against cancer cells. Preclinical studies have indicated that GR-MD-02 enhances the immune response to cancer cells, increased tumor shrinkage and enhanced survival in immune competent mice with prostate, breast, melanoma and sarcoma cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1. These preclinical data led to the filing of an Investigator-sponsored IND and the initiation of a study of GR-MD-02 in combination with Yervoy® (ipilimumab) in a Phase 1B study of patients with metastatic melanoma. This study is being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI). A study with Keytruda and GRMD-02 is conducted by EACRI is expected to begin enrolling by April 2016.

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

Psoriasis.    During our Phase 1 NASH fibrosis trial with GR-MD-02, a clinical effect on plaque psoriasis was observed in a NASH patient who also had this disease. This patient had marked improvement in her psoriasis, with improvement beginning after the third infusion. She reported that her psoriasis was “completely gone” and her skin was “normal” after the fourth infusion. Her skin remained normal for 17 months after the final infusion of study drug. The patient is convinced that the improvement in her psoriasis is related to the study drug.

This serendipitous finding, combined with galectin-3 protein being markedly upregulated in the capillary epithelia (small blood vessels) of the psoriatic dermis (plaque lesions), led to a phase 2a trial in patients with moderate to severe plaque psoriasis. GR-MD-02 inhibition of galectin-3 may attenuate capillary changes in the psoriatic dermis and inflammatory recruitment, perhaps explaining the improvements observed in the NASH fibrosis trial patient. In this open-label, unblinded trial (no placebo, all patients knowingly receive active drug), 10 patients with moderate to severe plaque psoriasis are administered GR-MD-02 every two weeks for 12 weeks. We anticipate top line data for this trial by the end of the third quarter of 2016.

Results of Operations from the Years Ended December 31, 2015 and 2014

Research and Development Expense

	Year ended December 31,		2015 as Compared to 2014
	2015	2014	$ Change	% Change
	(in thousands, except %)
Research and development	$13,114	$8,425	$4,689	56%

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

The Company held an “End of Phase 1 meeting” with the FDA and, amongst other things, received guidance on the primary endpoints for a Phase 2 trial. In Phase 2 we are exploring two indications, NASH cirrhosis and NASH with advanced fibrosis. The NASH-CX trial is designed to target a patient population with cirrhosis due to NASH. The study endpoints will include those that are closely associated with outcomes in patients with cirrhosis with the primary endpoint: chosen as hepatic venous pressure gradient (HVPG). HVPG is reflective of portal pressure and portal hypertension is responsible for most of the complications resulting from cirrhosis; a reduction in HVPG is associated with a reduction in complications of cirrhosis and reduced mortality. Planned secondary endpoints include: morphometric analysis of collagen on liver biopsies, a change in histopathological stage, and other secondary endpoints will include non-invasive tests to evaluate for correlation with HVPG and liver collagen. We have awarded the contract for the NASH-CX trial to a CRO, PPD Development, L.P., and enrollment began in June 2015 to assess the efficacy of GR-MD-02 in patients with NASH cirrhosis. On March 11, 2016, we entered into a Project Addendum Modification with PPD Development, L.P. (“PPD”) amending our Project Addendum to Master Services Agreement for clinical management services, which we entered into on March 6, 2015. Pursuant to the Project Addendum Modification, the parties have revised the timeline, the budget and payment schedule for the trial. Under the revised budget, Galectin will pay PPD to a sum anticipated not to exceed approximately $22,746,691 (increased from $14,941,804), consisting of direct fees of $9,084,692 (increased from $8,866,490) and pass through costs estimated at $13,661,998 (increased from $6,075,313). The primary reasons for the increase are to reflect actual costs related to the treatment of the patients which were estimated in the original Project Addendum and for costs related to the evaluation of the endpoints in the trial which were not determined at the time of and therefore not included in the original Project Addendum. The foregoing description of the Project Addendum Modification is a summary only and is qualified by reference to the full text of the Project Addendum. The Project Addendum Modification is attached hereto as Exhibit 10.50 and is incorporated herein by reference. The timing of initial results from the NASH-CX are dependent upon the rate of patient enrollment, amongst other factors, but we anticipate top line results around the end of 2017. In the indication of NASH with advanced fibrosis, we are conducting a single site, placebo controlled, randomized clinical trial (NASH-FX) to evaluate 4 months of treatment on patients with stage 3 bridging fibrosis. This trial was initiated in the third quarter of 2015 with top line results expected to be available around the end of the third quarter of 2016. Our Phase 2 clinical program is designed to position the Company for a strong Phase 3 clinical trial program.

Additionally, during the Phase 1 clinical trial, there appeared to be a potential beneficial effect on at least one patient’s moderate to severe psoriasis. As a result, we are conducting a single site, 10 patient, open label clinical trial with GR-MD-02 to determine whether more extensive studies in this indication are warranted. Enrollment of patients in this trial began in January 2016.

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

Based on guidance from FDA and in furtherance of its understanding of the GR-MD-02 molecule, we continue to enhance its chemistry, manufacturing and control procedures on GR-MD-02 active pharmaceutical ingredient (API) as well as on the finished, sterile, pharmaceutical dosage form. Various state of the art and cutting-edge analytical technologies are being utilized, for example, to characterize and quantify the backbone vs. side-chain constituents and their quantitation, use of sophisticated linkage analysis with 2-D NMR to provide both qualitative and quantitative information on the proportion of oligomers, degree of methylation, as well as other monoclonal specific antibody techniques to map GR oligomer integrity and distribution. The Company has also characterized how the GR molecule behaves under conditions of forced degradation.

Our research and development expenses were as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Direct external expenses:
Clinical programs	$9,177	$3,572
Pre-clinical activities	1,531	2,499
Other research and development expenses:
Payroll and other including stock based compensation	2,406	2,354

	$13,114	$8,425

Clinical programs expenses increased primarily due to costs related to our Phase 2 clinical trials during the year ended December 31, 2015 as compared to the same period in 2014. As we continue enroll patients in the Phase 2 trials we expect our clinical activities costs will increase and may fluctuate from quarter to quarter as the trial progresses. Pre-clinical activities decreased primarily because we have completed pre-clinical work directly related to our Phase 2 clinical trial program. Payroll and other expenses increased in 2015 over 2014 primarily due to the hiring of the executive director of clinical development in 2015 offset by lower stock based compensation expense in 2015.

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

General and Administrative Expense

	Year ended December 31,		2015 as Compared to 2014
	2015	2014	$ Change	% Change
	(in thousands, except %)
General and administrative	$6,965	$7,005	$(40)	(1)%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease for the year ended December 31, 2015 as compared to the same period for 2014 are due to, decreased legal expenses of $340,000, decreased stock based compensation of $457,000 offset by increases in investor relations activities of $278,000 and increases in insurance of $194,000.

Other Income and Expense

During the year ended December 31, 2015, other income and expense consisted of interest income.

Results of Operations from the Years Ended December 31, 2014 and 2013

Research and Development Expense

	Year ended December 31,		2014 as Compared to 2013
	2014	2013	$ Change	% Change
	(in thousands, except %)
Research and development	$8,425	$5,688	$2,737	48%

Our research and development expenses were as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Direct external expenses:
Clinical programs	$3,572	$2,235
Pre-clinical activities	2,499	1,701
Other research and development expenses:
Payroll and other, including stock based compensation	2,354	1,752

	$8,425	$5,688

Clinical programs and pre-clinical expenses cost increases for the year ended December 31, 2014, compared to the same period in 2013, were due to increases in costs related to our Phase 1 clinical trial of $367,000 and drug manufacturing costs of $970,000. Pre-clinical activities increase is related to activities to support our planned Phase 2 program. We have completed our Phase 1 trial for GR-MD-02 and are preparing for our Phase 2 program, and expect our clinical and pre-clinical program costs will increase substantially.

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

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2015, we raised a net total of $122.5 million from these offerings. At December 31, 2015, the Company had $25.8 of unrestricted cash and cash equivalents available to fund future operations. The Company currently believes there is sufficient cash to fund currently planned operations through March 31, 2017. We will require more cash to fund our operations after March 31, 2017 and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before March 31, 2017, we may be required to cease operations or seek bankruptcy protection.

2015 compared to 2014

Net cash used in operations increased by $4,557,000 to $16,983,000 for 2015, as compared to $12,426,000 for 2014. Cash operating expenses increased principally due to increased research and development activities primarily related to our Phase 2 clinical programs.

There were no equipment purchases or other investing activities in 2015.

Net cash provided by financing activities was $13,701,000 during 2015 as compared to $31,465,000 during 2014, due primarily to the transactions described below.

In 2015, we completed an offering of common stock and warrants for net proceeds of $9,129,000 and $4,572,000 from sales of our common stock through At the Market issuances. In 2014, we received $2,128,000 from the exercise of stock options and warrants. Additionally, in 2014, we received $29,337,000 from sales of our common stock through At the Market issuances.

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

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments as of December 31, 2015:

Contractual Obligations	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$81	$40	$41

Total	$81	$40	$41

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

Due to the nature of our operations, assets and absence of debt, we are not exposed to any significant market risks at December 31, 2015 and 2014.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Our management has concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the Company; and

c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO 2013 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

Management conducted an evaluation of internal controls based on the COSO 2013 framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting has been audited by our independent registered public accounting firm, as stated in their attestation report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, in connection with our Annual Meeting of Stockholders (the “2016 Proxy Statement”) under the captions “Election of Directors,” “Board of Directors Meetings and Committees of the Board,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.galectintherapeutics.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

On March 11, 2016, our Board of Directors adopted amendments to Article II, Section 2.13(i) of the Amended and Restated Bylaws of the Company, effective immediately, regarding the stockholder vote required in connection with the election of directors. Section 2.13(i) of the Bylaws was amended in order to provide that directors will be elected by a majority of the votes cast by each of the holders of the shares of capital stock present and entitled to vote at the meeting. Previously, the Bylaws provided that directors would be elected by a plurality of the votes cast by each of the holders of the shares of capital stock present and entitled to vote at the meeting. Section 2.13(i) of the Bylaws was further amended in order to provide that in the event the number of directors receiving a majority vote of the shares cast exceeds the number of available director positions, then, of the directors with a majority of the votes cast, those directors with a plurality of the votes cast would be elected as the directors of the Board. Previously, the Bylaws were silent on this issue.

Item 11.	Executive Compensation

The information required by this Item will be incorporated by reference from the information under the caption “Compensation of Named Executive Officers” contained in our 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our 2016 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item will be incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in our 2016 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be incorporated by reference from the information under the captions “Audit Fees”, “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Policies and Procedures” contained in our 2016 Proxy Statement.

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

3.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2012.)

3.2*	Amended and Restated Bylaws of Galectin Therapeutics Inc., as amended.

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

4.8	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

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

10.46

Project Addendum (with Master Services Agreement), dated March 6, 2015, by and between Galectin Therapeutics Inc. and PPD Development, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 12, 2015.)***

10.47

Securities Purchase Agreement, dated November 19, 2015, by and among Galectin Therapeutics Inc. and the Purchasers identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.48

Placement Agency Agreement, dated November 19, 2015, by and between Galectin Therapeutics Inc. and Roth Capital Partners, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.49

Registration Rights Agreement, dated November 19, 2015, by and between Galectin Therapeutics Inc. and the Purchasers signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.50*	Project Addendum Modification, dated March 11, 2016, by and between Galectin Therapeutics, Inc. and PPD Development, L.P.***

16.1	Letter of McGladrey LLP dated September 9, 2015 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 11, 2015.)

21.1*	Subsidiaries of Galectin Therapeutics Inc.

23.1*	Consent of McGladrey LLP, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

101.INS*	XBRL Instance document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
#	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Galectin Therapeutics, Inc. has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.
†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2016.

GALECTIN THERAPEUTICS INC.

By:	/s/ PETER G. TRABER
Name: Peter G. Traber, M.D.
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER G. TRABER Peter G. Traber, M.D.	Chief Executive Officer, President and Director (principal executive officer)	March 15, 2016

/S/ JACK W. CALLICUTT Jack W. Callicutt	Chief Financial Officer (principal financial and accounting officer)	March 15, 2016

/S/ MARC RUBIN Marc Rubin, M.D.	Director and Chairman of the Board	March 15, 2016

/S/ JAMES C. CZIRR James C. Czirr	Director	March 15, 2016

/S/ GILBERT F. AMELIO Gilbert F. Amelio	Director	March 15, 2016

/S/ ARTHUR R. GREENBERG Arthur R. Greenberg	Director	March 15, 2016

/S/ KEVIN D. FREEMAN Kevin D. Freeman	Director	March 15, 2016

/S/ JOHN MAULDIN John Mauldin	Director	March 15, 2016

/S/ GILBERT S. OMENN Gilbert S. Omenn, M.D, Ph.D.	Director	March 15, 2016

/S/ STEVEN PRELACK Steven Prelack	Director	March 15, 2016

Galectin Therapeutics Inc. and subsidiaries

1.	Reports of Independent Registered Public Accounting Firms	F-1

2.	Consolidated Balance Sheets as of December 31, 2015 and 2014	F-4

3.	Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013	F-5

4.	Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013	F-6

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-9

6.	Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Galectin Therapeutics, Inc.

We have audited the accompanying consolidated balance sheet of Galectin Therapeutics, Inc. and subsidiaries (the “Company) as of December 31, 2015, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the year ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated March 14, 2016, expressed an unqualified opinion.

/s/ CHERRY BEKAERT LLP

Atlanta, Georgia

March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Galectin Therapeutics, Inc.

We have audited the accompanying consolidated balance sheet of Galectin Therapeutics, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Galectin Therapeutics, Inc. as of December 31, 2014, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Charlotte, North Carolina

March 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Galectin Therapeutics, Inc.

We have audited Galectin Therapeutic Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States of America), the consolidated balance sheet as of December 31, 2015 and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows of the Company for the year then ended, and our report dated March 14, 2016, expressed an unqualified opinion. Also, in our opinion, the related consolidated financial statement schedule for the year ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CHERRY BEKAERT LLP

Atlanta, Georgia

March 14, 2016

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,846	$29,128
Prepaid expenses and other current assets	554	533

Total current assets	26,400	29,661

Property and equipment, net	—	1
Intangible assets, net	8	15

Total assets	$26,408	$29,677

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$448	$906
Accrued expenses	845	729
Accrued dividends payable	67	68

Total current liabilities	1,360	1,703

Total liabilities	1,360	1,703

Commitments and contingencies (Note 9)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at December 31, 2015 and 2014, redemption value and liquidation value: $1,800,000, at December 31, 2015	1,748	1,731
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at December 31, 2015 and 2014, redemption value and liquidation value: $4,200,000, at December 31, 2015	3,537	3,325
Series C super dividend convertible preferred stock; 1,000 shares authorized, 176 issued and outstanding at December 31, 2015 and 2014, redemption value: $6,487,000, liquidation value: $1,786,000 at December 31, 2015	1,723	1,723
Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at December 31, 2015 and 2014, 8,001,000 shares designated at December 31, 2015 and 2014	—	—
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,377,500 and 1,452,500 issued and outstanding at December 31, 2015 and 2014, respectively, liquidation value $1,418,000 at December 31, 2015,	557	567
Common stock, $0.001 par value; 50,000,000 shares authorized at December 31, 2015 and 2014, 28,825,033 and 22,277,283 issued and outstanding at December 31, 2015 and 2014, respectively	28	22
Additional paid-in capital	157,504	139,531
Retained deficit	(140,049)	(118,925)

Total stockholders’ equity	18,040	21,195

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$26,408	$29,677

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$13,114	$8,425	$5,688
General and administrative	6,965	7,005	6,416

Total operating expenses	20,079	15,430	12,104

Total operating loss	(20,079)	(15,430)	(12,104)

Other income (expense):
Interest income	52	42	16
Loss from equity method investment in Galectin Sciences, LLC	—	(400)	—

Total other income (expense)	52	(358)	16

Net loss	$(20,027)	$(15,788)	$(12,088)

Preferred stock dividends	(868)	(943)	(867)
Preferred stock accretion	(229)	(229)	(229)
Warrant modification	—	—	(8,763)

Net loss applicable to common stockholders	$(21,124)	$(16,960)	$(21,947)

Basic and diluted net loss per share	$(0.88)	$(0.78)	$(1.30)
Shares used in computing basic and diluted net loss per share	24,120	21,849	16,874

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

(amounts in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Deficit
Balance at December 31, 2012	900,000	$1,698	2,100,000	$2,900	220	$2,154	1,562,500	$632	16,060,853	$16	$80,535	$(80,018)	$1,165
Accretion of Series B redeemable convertible preferred stock		17		158								(175)	(175)
Accretion of beneficial conversion feature for Series B-2				54								(54)	(54)
Series A 12% convertible preferred stock dividend									25,062		148	(148)
Series B-1 12% redeemable convertible preferred stock dividend									36,106		178	(178)
Series B-2 12% redeemable convertible preferred stock dividend									84,553		418	(418)
Series C super dividend convertible preferred stock dividend									23,848		123	(123)
Issuance of common stock upon exercise of warrants									1.284.948	1	4,504		4,505
Issuance of common stock upon exercise of options									213,008		271		271
Issuance of common stock, net of issuance costs of $111									599,942	1	3,832		3,833
Conversion of Series A to common stock							(110,000)	(45)	18,387		45
Conversion of Series C super dividend convertible preferred stock to common stock					(24)	(235)			40,193		235		235
Modification of warrants											8,763	(8,763)
Stock-based compensation expense											3,789		3,789
Net loss												(12,088)	(12,088)

Balance at December 31, 2013	900,000	$1,715	2,100,000	$3,112	196	$1,919	1,452,500	$587	18,386,900	$18	$102,841	$(101,965)	$1,481

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY — (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(amounts in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity
Accretion of Series B redeemable convertible preferred stock		16		157								(173)	(173)
Accretion of beneficial conversion feature for Series B-2				56								(56)	(56)
Series A 12% convertible preferred stock dividend									19,490		154	(154)
Series B-1 12% redeemable convertible preferred stock dividend									32,043		206	(206)
Series B-2 12% redeemable convertible preferred stock dividend									74,764		480	(480)
Series C super dividend convertible preferred stock dividend									13,152		103	(103)
Issuance of common stock upon exercise of warrants									572,148	1	1,675		1,676
Issuance of common stock upon exercise of options									246,445		452		452
Issuance of common stock									2,881,269	3	29,334		29,337
Conversion of Series A to common stock							(50,000)	(20)	8,350		20
Conversion of Series C super dividend convertible preferred stock to common stock					(20)	(196)			33,756		196		196
Issuance of common stock to consultants									8,966		100		100
Stock-based compensation expense											3,970		3,970
Net loss												(15,788)	(15,788)

Balance at December 31, 2014	900,000	$1,731	2,100,000	$3,325	176	$1,723	1,402,500	$567	22,277,283	$22	$139,531	$(118,925)	$21,195

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY — (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(amounts in thousands except share data)

							Stockholders’ Deficit
	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock		Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity
Accretion of Series B redeemable convertible preferred stock		17		156								(173)	(173)
Accretion of beneficial conversion feature for Series B-2				56								(56)	(56)
Series A 12% convertible preferred stock dividend									28,000		80	(80)
Series B-1 12% redeemable convertible preferred stock dividend									88,195		208	(208)
Series B-2 12% redeemable convertible preferred stock dividend									205,788		479	(479)
Series C super dividend convertible preferred stock dividend									36,910		101	(101)
Issuance of common stock upon exercise of options									95,574
Issuance of common stock									6,059,116	6	13,695		13,701
Issuance of common stock to consultants									30,000		71		71
Conversion of Series A to common stock							(25,000)	(10)	4,167		10
Stock-based compensation expense											3,329		3,329
Net loss												(20,027)	(20,027)

Balance at December 31, 2015	900,000	$1,748	2,100,000	$3,537	176	$1,723	1,377,500	$557	28,825,033	$28	$157,504	$(140,049)	$18,040

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,027)	$(15,788)	$(12,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7	10	12
Stock-based compensation expense	3,400	4,070	3,789
Loss from equity method investment in Galectin Sciences LLC	—	400	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(21)	(335)	(39)
Accounts payable and accrued expenses	(342)	(783)	848
Other long-term liabilities	—	—	(6)

Net cash used in operating activities	(16,983)	(12,426)	(7,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity method investment in Galectin Sciences LLC	—	(400)	—
Purchases of property and equipment	—	—	—
Change in restricted cash and security deposit	—	—	—

Net cash used in investing activities	—	(400)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	13,701	29,337	3,833
Net proceeds from exercise of common stock warrants and options	—	2,128	4,776

Net cash provided by financing activities	13,701	31,465	8,609

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,282)	18,639	1,125
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,128	10,489	9,364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,846	$29,128	$10,489

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$868	$943	$867

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

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

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2015, the Company had $25,846,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash to fund currently planned operations through March 31, 2017.

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

Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The estimated value of accounts payable and accrued expenses approximates their carrying value due to their short-term nature. There were no Level 2 or 3 assets or liabilities at December 31, 2015 or 2014.

Cash and Cash Equivalents.    The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents at December 31, 2015 or 2014.

Prepaid Expenses and Other Current Assets.    Prepaid expenses and other assets consist principally of prepaid insurance.

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

Security Deposit.    At December 31, 2015 and 2014, the Company had a security deposit of $6,000 for leased office space included in Prepaid Expenses and Other Current Assets.

Intangible Assets.    Intangible assets include patent costs, consisting primarily of related capitalized legal fees, which are amortized over an estimated useful life of five years from issuance. Amortization expense in 2015, 2014 and 2013 was approximately $6,000, $8,000, and $7,000 respectively. Gross intangible assets at December 31, 2015 and 2014 totaled $78,000 each year, and accumulated amortization at December 31, 2015 and 2014 totaled $69,000 and $63,000, respectively.

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

Accrued Expenses.    As part of the process of preparing our consolidated financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses include contract service fees in conjunction with clinical trials, professional service fees, such as those arising from the services of attorneys and accountants and accrued payroll expenses. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or costs of such services, our reported expenses for a reporting period could be understated or overstated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services are often subject to our judgment. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the U.S.

Warrants Modification.    The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. Certain warrants were accounted for as derivative liabilities at fair value. Such warrants did not meet the accounting criteria that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.” Warrants that are not considered derivative liabilities are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of warrants was determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. There were no warrant liabilities as of December 31, 2015 or 2014.

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

3.	Property and Equipment

Property and equipment consists of the following at December 31:

	2015	2014
	(in thousands)
Leasehold improvements	$2	$2
Computer and office equipment	13	13
Furniture and fixtures	59	59

Total	74	74
Less accumulated depreciation and amortization	(74)	(73)

Property and equipment—net	$—	$1

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $1,000, $2,000 and $3,000, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2015	2014
	(in thousands)
Legal and accounting fees	$123	$118
Accrued compensation	626	604
Accrued research and development costs and other	96	7

Total	$845	$729

5.	Stockholders’ Equity

At December 31, 2015, the Company had 50,000,000 shares of common stock and 20,000,000 undesignated shares authorized. As of December 31, 2015, 5,000,000 shares have been designated for Series A 12% Convertible Preferred Stock, 900,000 shares have been designated for Series B-1 Convertible Preferred Stock, 2,100,000 shares have been designated for Series B-2 Convertible Preferred Stock, 1,000 shares have been designated for Series C Super Dividend Convertible Preferred Stock and 11,999,000 remain undesignated.

2013 Private Placement of Common Stock

On August 16, 2013, the Company issued 500,000 unregistered shares of its common stock for proceeds of $3,000,000 to a single investor pursuant to a private placement. There were no warrants or placement fees associated with this transaction.

At Market Issuances of Common Stock

On October 25, 2013, the Company entered into an At Market Issuance Sales Agreement (the “2013 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2013 At Market Agreement. As of

December 31, 2013, the Company had issued 99,942 shares of its common stock through its 2013 At Market Agreement resulting in gross proceeds of approximately $944,000. The Company incurred one time, initial legal and accounting costs of approximately $82,000 and commissions of $29,000 resulting in net proceeds of $833,000 as of December 31, 2013. In January and February 2014, the Company issued 2,663,647 shares of common stock for net proceeds of approximately $28,178,000 which completed the 2013 At Market Agreement.

On March 30, 2014, the Company entered into an At Market Issuance Sales Agreement (the “2014 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2014 At Market Agreement. As of December 31, 2014, the Company had issued 217,622 shares of its common stock through its 2014 At Market Agreement at an average price of $5.49 per share resulting in gross proceeds of approximately $1,196,000. The Company incurred commissions of approximately $36,000 resulting in net proceeds of approximately $1,159,000 as of December 31, 2014. In 2015, the Company issued 1,297,216 shares of common stock for net proceeds of approximately $4,571,000 under the 2014 At Market Agreement.

2015 Registered Direct Offering

On November 25, 2015, the Company completed an offering of 4,761,900 shares of common stock to three institutional investors at $2.06 per share for net proceeds of approximately $9,130,000. The Company also issued, to the three investors, warrants to purchase 3,571,425 shares of common stock at $2.50 per share. The warrants have an expiration date of May 25, 2021. The warrants are exercisable beginning on May 25, 2016. The warrants provide for cashless exercise if at any time during the term of the warrants if there is no effective registration statement for the issuance or resale of the underlying warrant shares. The exercise price of each warrant is adjustable in the event of a stock split or stock combination, capital reorganization, merger or similar event. The warrants were valued at $5,893,000 as of the issuance date of November 25, 2015, using the closing price of $2.28, a life of 5.5 years, a volatility of 93% and a risk free interest rate of 1.84%. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” the Company has determined that warrants issued in connection with this financing transaction were not derivative liabilities and therefore, were recorded as additional paid-in capital.

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

In 2015, 2014 and 2013, 25,000, 50,000 and 110,000 shares of Series A were converted into 4,167, 8,334 and 18,387 shares of common stock, respectively. Prior to 2013, a total of 180,000 shares of Series A had been converted into 30,000 shares of common stock.

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

The redemption price will be equal to the sum of the stated value of the Series B, plus all accrued but unpaid dividends thereon, as of the redemption date. If the Company fails to pay the redemption price in cash on the redemption date, then the holders of the Series B requesting redemption may, at their sole option, automatically convert their shares of Series B into a promissory note bearing interest at the rate of 15% per year and secured by a lien on all of the Company’s assets. So long as any shares of the Series B remain outstanding, the Company is also subject to restrictions limiting, among other things, amendments to the Company’s organizational documents; the purchase or redemption of the Company’s capital stock; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other restricted payments; investments and acquisitions; joint ventures, licensing agreements, exclusive marketing and other distribution agreements; issuances of securities; incurrence of indebtedness; incurrence of liens and other encumbrances and issuances of any common stock equivalents. Pursuant to a letter agreement with the 10X Fund, the holder of all of the Series B shares, the 10X Fund will consent to an amendment to Certificate of Designation of Preferences, Rights and Limitations for the Series B-1 and Series B-2 to eliminate the redemption right.

Liquidation Rights.    In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Series B will receive $2 per share plus accrued and unpaid dividends, payable prior and in preference to any distributions to the holders of Common Stock but pari passu with the holders of the Series A 12% Convertible Preferred Stock.

Voting Rights.    Except as noted below, the holder of each share of Series B shall be entitled to the number of votes equal to the number of shares of Common Stock into which such share of Series B would be convertible, and shall otherwise have voting rights and powers equal to the voting rights and powers of the Common Stock. With respect to the election of directors, the holders of the Series B shall vote together as a separate class to elect two (2) members of the Board of Directors (the “Series B Directors”), and the Company shall take all reasonably necessary or desirable actions within its control (including, without limitation, calling special meetings of the Board of Directors, nominating such persons designated by the holders of the Series B as directors on the applicable proxy statements and recommending their election) to permit the holders of the Series B to appoint two additional (2) members of the Board of Directors (the

“Series B Nominees”), who shall be subject to election by all shares of voting stock of the Company voting together as a single group, until such time as all authorized shares of Series B have been issued and sold, after which the number of Series B Nominees shall be three (3), and shall remain three (3) until there are no longer any shares of Series B outstanding. The holders of Series B shall vote together with the holders of Common Stock and other voting capital stock of the Company to elect all other members of the Board of Directors.

Other Restrictions.    So long as any shares of the Series B remain outstanding, the Company may not, without the approval of the holders of a majority of the shares of Series B outstanding, among other things, (i) change the size of the Company’s Board of Directors; (ii) amend or repeal the Company’s Articles of Incorporation or Bylaws or file any articles of amendment designating the preferences, limitations and relative rights of any series of preferred stock, that would alter or change the preferences, rights, privileges or powers of, or restriction provided for the benefit of the Series B; (iii) create or increase the authorized amount of any additional class or series of shares of stock that is equal to or senior to Series B; (iv) increase or decrease the authorized number of shares of the Series B; (v) purchase, redeem or otherwise acquire for value any shares of any class of capital stock; (vi) merge or consolidate the Company into or with any other corporation or sell, assign, lease, pledge, encumber or otherwise dispose of all or substantially all of the Company’s assets or those of any subsidiary; (vii) voluntarily or involuntarily liquidate, dissolve or wind up the Company or the Company’s business; (viii) pay or declare dividends on any capital stock other than the Preferred Stock, unless the Series B share ratably in such dividend and all accrued dividends payable with respect to the Series B have been paid prior to the payment or declaration of such dividend; (ix) acquire an equitable interest in, or the assets or business of any other entity in any form of transaction; (x) create or commit us to enter into a joint venture, licensing agreement or exclusive marketing or other distribution agreement with respect to the Company’s products, other than in the ordinary course of business; (xi) permit the Company or any subsidiary to sell or issue any security of such subsidiary to any person or entity other than the Company; (xii) enter into, create, incur, assume or guarantee any indebtedness for borrowed money of any kind (other than indebtedness existing on the initial closing date and approved by Series B shareholders); (xiii) enter into, create, incur or assume any liens of any kind (other than certain permitted liens); (xiv) issue any common stock or common stock equivalents; (xv) increase the number of shares of the Company’s common stock that may be issued pursuant to options, warrants or rights to employees, directors, officers, consultants or advisors above 250,000.

Warrants.    Each Class A-1 warrant, Class A-2 warrant and Class B warrant is exercisable at $3.00 per share of common stock at any time on or after the date of issuance until the fifth anniversary of the respective issue date. The Company may, upon 30 days’ notice and so long as an effective registration statement regarding the underlying shares of common stock is in effect, issue a termination notice with respect to (i) each Class A-1 warrant on any trading day on which the market value of the common stock for each of the 15 previous trading days exceeded $7.50 per share and (ii) each Class A-2 warrant on any trading day on which the market value of the common stock for each of the 15 previous trading days exceeded $10.50 per share. All Class A-1 warrants were exercised for cash proceeds of $3,000,000 in 2011 and 500,000 of the Class A-2 warrants were exercised for cash proceeds of $1,500,000 in 2013. Subsequently, in January 2014, the remaining 500,000 Class A-2 warrants were exercised for cash proceeds of $1,500,000.

The fair value of the warrants issued in connection with the Series B-1 was $1,296,000 at the date of issuance based on the following assumptions: an expected life of 5 years, volatility of 118%, risk free interest rate of 1.79% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-1 and the related warrants, resulting in $1,105,000 of the proceeds being allocated to additional paid-in capital. The Company analyzed the Series B-1, post-allocation of the gross proceeds, and determined that there was no beneficial conversion feature at the date of issuance. The issuance costs of the Series B-1 and the amounts allocated to warrants were recorded as a reduction to the carrying value of the Series B-1 when issued, and are accreted to the redemption value of the Series B-1 through the earliest redemption date. Due to the redemption feature, the Company has presented the Series B-1 outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2015 and 2014.

The fair value of the warrants issued during the year ended December 31, 2010 in connection with the Series B-2 was $4,148,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 126% to 129%, risk free interest rates of 2.27% to 2.43% and zero dividends. The fair value of the warrants issued during the year ended December 31, 2009 in connection with the Series B-2 was $5,333,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 124% to 127%, risk free interest rates of 1.98% to 2.70% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-2 and the related warrants, resulting in $1,028,000 and $1,732,000 of the proceeds being allocated to additional paid-in capital for the years ended December 31, 2010 and 2009, respectively. The issuance costs of the Series B-2 and the amounts allocated to warrants were recorded as a reduction to the carrying value of the Series B-2 when issued, and are accreted to the redemption value of the Series B-2 through the earliest redemption dates. Due to the redemption feature, the Company has presented the Series B-2 outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2015 and 2014.

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

The terms of the Series C are as follows:

Conversion Rights.    Each holder of Series C may convert all, but not less than all, of his Series C shares plus accrued and unpaid dividends into Common Stock at the price of $6.00 per share of Common Stock (“Conversion Price”), such that approximately 1,667 shares of Common Stock will be issued per each converted share of Series C (accrued and unpaid dividends will be issued as additional shares). At December 31, 2015, the 176 outstanding shares of Series C were convertible into a total of approximately 293,340 shares of Common Stock.

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

In July 2011, 5 shares of Series C were converted into 8,334 shares of common stock and 5 Series C Post Conversion Dividend Rights (Dividend Rights) were issued. In 2013, 24 shares of Series C were converted into 40,193 shares of common stock and 24 Dividend Rights were issued. In 2014, 20 shares of Series C were converted into 33,756 shares of common stock and 20 Dividend Rights were issued. Per the terms of the Series C, these Dividend Rights shall continue to participate in dividends, however the Floor shall not apply. At December 31, 2015 and 2014, these Dividend Rights were determined to have a de minimis value, as the payment of a dividend is considered improbable at this time. The Company will continue to evaluate and assess the Series C Post Conversion Dividend Right for each reporting period.

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

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2015 and 2014. At December 31, 2015, the Series C redemption value was $6,487,000.

Voting Rights.    The Series C shares have no voting rights.

6.	Warrants

Warrant activity is summarized as follows:

Outstanding at December 31, 2013	6,035,229
Issued	20,000
Cancelled	(7,500)
Exercised	(576,734)

Outstanding at December 31, 2014	5,470,995

Issued	3,571,425
Cancelled	(133,834)
Exercised	—

Outstanding at December 31, 2015	8,908,586

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2015.

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
February 12, 2009 Series B-1 Transaction
$0.50 Investor Warrants—Class B	1,200,000	$3.00	February 12, 2009	February 12, 2019
May 13, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class B	600,000	$3.00	May 13, 2009	May 13, 2019
June 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class B	333,333	$3.00	June 30, 2009	June 30, 2019
August 12, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class B	200,000	$3.00	August 12, 2009	August 12, 2019
September 30, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class B	216,666	$3.00	September 30, 2009	September 30, 2019
November 4, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class B	206,666	$3.00	November 4, 2009	November 4, 2019
December 8, 2009 Series B-2 Transaction
$0.50 Investor Warrants—Class B	216,667	$3.00	December 8, 2009	December 8, 2019
January 29, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class B	216,667	$3.00	January 29, 2010	January 29, 2020
March 8, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class B	223,334	$3.00	March 8, 2010	March 8, 2020
April 30, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class B	206,667	$3.00	April 30, 2010	April 30, 2020
May 10, 2010 Series B-2 Transaction
$0.50 Investor Warrants—Class B	380,000	$3.00	May 10, 2010	May 10, 2020
March 28, 2012 Offering Warrants	1,317,161	$5.63	March 28, 2012	March 28, 2017
October 30, 2014 Consultant Warrants	20,000	$5.45	October 30, 2014	October 30, 2017
November 25, 2015 Offering Warrants	3,571,425	$2.50	May 25, 2016	May 25, 2021

Total outstanding warrants	8,908,586

Consultant Warrants

In October 2014, the Company granted warrants to a consultant for the purchase of 20,000 shares of common stock at an exercise price of $5.45 per share. The warrants were valued at $76,000 on issuance based on the following assumptions: an expected life of 3 years, volatility of 117%, risk free interest rate of 0.91% and zero dividends. The warrants vested immediately and the Company recognized an expense of $76,000 related to these warrants during the year ended December 31, 2014. These warrants remain outstanding at December 31, 2015.

Offering Warrants

On March 28, 2012, the Company sold and issued 1,333,361 Units (2,666,722 shares of common stock and related $5.63 warrants to purchase 1,333,361 shares of common stock) for gross proceeds of $12.0 million (net cash proceeds of $10,403,000 after the underwriting discount and offering costs). The warrants were valued at $4,445,000 as of the issuance date of March 28, 2012, using the closing price of $4.20, a life of 5 years, a volatility of 119% and a risk free interest rate of 1.05%. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” the Company has determined that warrants issued in connection with this financing transaction were not derivative liabilities and therefore, were recorded as additional paid-in capital. At December 31, 2015, 1,317,161 of these warrants remain outstanding.

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

Summary of Stock-Based Compensation Plans

At December 31, 2015, the Company has a stock-based compensation plan where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs. In February 2009, the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”) which originally provided for the issuance of up to 3,333,334, which was subsequently increased to 4,733,334 in May 2014, shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2015, 1,314,729 shares were available for future grant under the 2009 Plan.

In addition, the Company has awarded 1,477,379 non-plan stock option grants to employees and non-employees. These non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plans. At December 31, 2015, 1,416,669 non-plan grants were outstanding.

Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock and common stock warrants:

	Year Ended December 31,
	2015	2014	2013
Research and development	$1,018	$1,302	$991
General and administrative	2,382	2,768	2,798

Total stock-based compensation expense	$3,400	$4,070	$3,789

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2015	2014	2013
Risk-free interest rate	1.65%	1.58%	1.17%
Expected life of the options	6 years	6 years	5.29 years
Expected volatility of the underlying stock	101%	114%	115%
Expected dividend rate	0%	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 10 years, generally with 5 to 6 years representing the estimated life of options granted to employees. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. At December 31, 2015, the Company does not anticipate any option awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.

The following table summarizes the stock option activity in the stock based compensation plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2012	3,539,961	$5.66
Granted	425,426	3.89
Forfeited/Cancelled	(403,674)	14.19
Exercised	(213,008)	2.18

Outstanding, December 31, 2013	3,348,705	$4.70
Granted	354,823	12.72
Forfeited/Cancelled	(124,466)	3.80
Exercised	(246,445)	1.97

Outstanding, December 31, 2014	3,332,617	$5.79
Granted	454,000	3.23
Forfeited/Cancelled	(348,718)	4.42
Exercised	(95,574)	1.80

Outstanding, December 31, 2015	3,342,325	$5.70	6.30	$0

Exercisable, December 31, 2015	2,541,299	$5.68	5.95	$0

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2015, based on the closing price of the Company’s common stock of $1.64 on that date.

The weighted-average grant-date fair values of options granted during 2015, 2014 and 2013 were $2.57, $10.75 and $3.17, respectively. As of December 31, 2015 and December 31, 2014, there were unvested options to purchase 801,026 and 888,140 shares of common stock, respectively. Total expected unrecognized compensation cost related to such unvested options is $2,440,000 at December 31, 2015, which is expected to be recognized over a weighted-average period of 1.62 years.

During the years ended December 31, 2015, 2014 and 2013, the Company issued shares totaling 95,574, 246,445, and 213,008, respectively, upon the exercise of options valued at $146,000, $411,000 and $378,000, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company received $0, $394,000, and $271,000, respectively, for the exercise of stock options. During 2015, 2014 and 2013, 212,501, 35,734, and 173,669 options were exercised on a cashless basis resulting in the issuance of 95,574, 26,109, and 81,591 shares, respectively. The intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $313,000, $2,677,000, and $1,498,000, respectively.

During the years ended December 31, 2015, 2014 and 2013, 535,692, 676,335, and 614,041 options became vested, respectively. The total grant date fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $2,753,000, $3,711,000, and $2,406,000 respectively.

The following table summarizes additional information regarding outstanding and exercisable options under our stock based compensation plans at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price (Range)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
		(in years)
$1.80 – 1.83	64,168	5.4	$1.81	64,168	$1.81
$2.08 – 2.88	911,667	6.3	2.35	729,667	2.25
$3.45 – 4.41	564,517	8.3	3.82	331,202	3.87
$6.24 – 7.56	1,485,473	5.2	6.99	1,185,471	7.00
$13.38	316,500	8.1	13.38	230,791	13.38

	3,342,325	6.3	$5.70	2,541,299	$5.68

The following table summarizes the restricted stock grant activity in the Company’s equity incentive plans from December 31, 2014 through December 31, 2015:

Shares
Outstanding, December 31, 2014	416,670
Granted	337,935
Exercised	—
Options forfeited/cancelled	—

Outstanding, December 31, 2015	754,605

On March 12, 2015, the Company granted 81,352 shares of restricted stock to non-employee directors as a component of their compensation. A total of 77,784 shares were issued to seven directors representing non-cash compensation cost of $280,000 which will be recognized on a straight-line basis from the grant date through May 21, 2016, when the restricted shares will vest in full. A total of 3,568 shares were issued to two directors, who were not nominated for reelection, representing non-cash compensation cost of $12,845 that will be recognized on a straight-line basis from the grant date through May 21, 2016, when the restricted shares will vest in full.

On April 8, 2015, the Company granted 177,618 shares of restricted stock to non-employee directors in exchange for cancelation of 222,615 stock options. As the exchange was made at fair value, there was no additional non-cash compensation expense recorded in accordance with FASB ASC 718-20. Additionally, on April 8, 2015, the Company granted 71,378 shares of restricted stock to one non-employee director representing $236,975 of non-cash compensation expense which will be recorded on a straight-line basis from grant date to May 21, 2016, when the restricted shares will vest in full. Also, in April and May 2015, the Company granted a total of 7,587 shares of restricted stock to four non-employee directors for service as committee chairs or lead independent director representing $23,500 of non-cash compensation expense which will be recorded on a straight-line basis from grant date to May 21, 2016, when the restricted shares will vest in full.

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

In January 2014, the Company entered into an agreement with a consultant that provided for the grant of 8,966 shares of common stock. The Company recognized an expense of $100,000, representing the fair value of the common stock at issuance, during the year ended December 31, 2014.

In October 2015, the Company entered into an agreement with a consultant that provided for the grant of 30,000 shares of common stock. The Company recognized an expense of $71,000, representing the fair value of the common stock at issuance, during the fourth quarter of 2015.

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

	Year Ended December 31,
	(in thousands, except share and per share amounts)
	2015	2014	2013
Net loss	$(20,027)	$(15,788)	$(12,088)
Preferred stock dividends	(868)	(943)	(867)
Preferred stock accretion	(229)	(229)	(229)
Warrant modification	—	—	(8,763)

Net loss applicable to common stockholders	$(21,124)	$(16,960)	$(21,947)

Basic and diluted net loss per share	$(0.88)	$(0.78)	$(1.30)
Shares used in computing basic and diluted net loss per share	24,120	21,849	16,874

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year Ended December 31,
	2015 (Shares)	2014 (Shares)	2013 (Shares)
Warrants to purchase shares of common stock	8,908,586	5,470,995	6,035,229
Options to purchase shares of common stock	3,342,325	3,332,617	3,348,705
Shares of common stock issuable upon conversion preferred stock	2,522,936	2,527,103	2,568,771

	14,807,681	11,330,715	11,952,705

9.	Commitments and Contingencies

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

Rent expense under this operating lease was $47,000, $44,000 and $39,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum payments under this lease as of December 31, 2015 are as follows (in thousands):

Year ended December 31,
2016	40
2017	41

Total	$81

Separation Agreement

In February 2009, the Company entered into a Separation Agreement in connection with the resignation of David Platt, Ph.D., the Company’s former Chief Executive Officer and Chairman of the Board of Directors. In July 2014, the Company paid the $1 million severance obligation.

Shareholder Class Actions and Derivative Lawsuits

Between July 30, 2014, and August 6, 2014, three putative class action complaints were filed in the United States District Court for the District of Nevada (the “Nevada District Court”) against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between January 6, 2014 and July 28, 2014. The complaints allege that the defendants made false or misleading statements in certain press releases and other public statements in violation of the federal securities laws and seek class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaints and intends to vigorously defend against the claims. On August 22, 2014, the Nevada District Court entered an order consolidating the three cases, relieving the defendants of any obligation to respond to the complaints currently on file, and providing that defendants may respond to a consolidated amended complaint after it is filed by a lead plaintiff(s) to be appointed pursuant to the Private Securities Litigation Reform Act of 1995. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative securities class action to the United States District Court for the Northern District of Georgia. On March 24, 2015, the Court appointed a lead plaintiff (“Plaintiff’). Plaintiff filed his Consolidated Class Action Complaint (the “Complaint”) on May 8, 2015. The Complaint asserts claims on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s common stock between October 25, 2013 and July 28, 2014. The Complaint alleges that the Company and certain of its officers and directors (the “Class Action Individual Defendants”) violated Section 1 O(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 through allegedly false or misleading statements in certain SEC filings, press releases and other public statements. The Complaint further alleges that the Class Action Individual Defendants and one of the Company’s shareholders face liability for the alleged Section 1 O(b) and Rule 10b-5 violations pursuant to Section 20(a) of the Exchange Act. The Complaint seeks class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations and filed a motion to dismiss the Complaint on June 26, 2015. On December 30, 2015, the Court dismissed the putative class action with prejudice and entered a final judgment in favor of the defendants. Plaintiff has filed a notice of appeal seeking review of the dismissal order and final judgment.

On August 1 and 25, 2014, persons claiming to be Galectin shareholders filed putative shareholder derivative complaints in the Nevada District Court, seeking recovery on behalf of the Company against certain of the Company’s directors and officers. On September 10, 2014, the Nevada District Court entered an order consolidating the two cases, relieving the defendants of any obligation to respond to the initial complaints, and providing that defendants may respond to a consolidated complaint to be filed by the plaintiffs. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative derivative litigation to the United States District Court for the Northern District of Georgia (hereinafter referred to as the “Georgia Federal Derivative Action.”) The plaintiffs filed a consolidated complaint on February 27, 2015. On April 6, 2015, the Company and defendants filed motions to dismiss the consolidated complaint. Rather than respond to those motions, the plaintiffs sought and obtained leave to file an amended complaint. Plaintiffs filed their amended complaint (the “Complaint”) on May 26, 2015. The Complaint alleges that certain of the Company’s directors and officers (the “Derivative Action Individual Defendants”) breached their fiduciary duties to the Company’s shareholders by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s financial and business prospects. The Complaint also alleges that the Derivative Action Individual Defendants violated the federal securities laws by allegedly making false or misleading statements of material fact in the Company’s proxy filings, committed waste of corporate assets, were unjustly enriched, and that certain defendants breached their fiduciary duties through allegedly improper sales of Galectin stock. In addition, the Complaint alleges that the Derivative Action Individual Defendants and one of the Company’s shareholders aided and abetted the alleged breaches of fiduciary duties. The Complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys ‘and experts’ fees. The Company and defendants filed motions to dismiss the Complaint on July 8, 2015. On December 30, 2015, the United States District Court for the Northern District of Georgia dismissed the Georgia Federal Derivative Action with prejudice and entered a final judgment in favor of the defendants. Plaintiffs have filed a notice of appeal seeking review of the dismissal order and final judgment.

On August 29, 2014, another alleged Galectin shareholder filed a putative shareholder derivative complaint in state court in Las Vegas, Nevada, seeking recovery on behalf of the Company against the same Galectin directors and officers who are named as defendants in the derivative litigation pending in the Georgia Federal Derivative Action. The plaintiff in the Nevada action subsequently filed first and second amended complaints. The second amended complaint alleges claims for breach of fiduciary duties, unjust enrichment, and waste of corporate assets, based on allegations that are substantially similar to those asserted in the Georgia Federal Derivative Action (except that the Nevada action does not allege violations of the federal securities laws and does not assert any claim against the Galectin shareholder named as a defendant in the Georgia Federal

Derivative Action), and seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. The Company and defendants filed motions to dismiss the second amended complaint on April 22, 2015. On April 29, 2015, the plaintiffs in the Georgia Federal Derivative Action filed a motion to intervene in the Nevada action which, among other things, raised questions regarding the Nevada plaintiffs standing. Thereafter, the Nevada plaintiff filed a motion to join additional plaintiffs. At a hearing held on June 11, 2015, the Nevada court: (i) granted the Georgia Federal Derivative Action plaintiffs’ motion to intervene; (ii) directed the Georgia Federal Derivative Action plaintiffs to file a complaint in intervention; (iii) directed the Nevada plaintiff to file a motion for leave to file a further amended complaint to add additional plaintiffs; (iv) stated that the defendants’ motions to dismiss the second amended complaint were denied “at this point;” (v) ordered the Nevada action stayed until December 11 , 2015 ; and (vi) directed the parties to submit a status report on December 11, 2015, updating the court on the progress and status of the Georgia Federal Derivative Action. On July 9, 2015, pursuant to the Nevada State Court’s instruction, the Georgia Federal Derivative Action plaintiffs filed a complaint-in-intervention in Nevada State Court, asserting similar claims to the ones they alleged in the Georgia Federal Derivative Action described above. On December 11, 2015, further to the Nevada State Court’s instruction, the parties submitted status reports detailing the status of the Georgia Federal Derivative Action. On January 5, 2016, the Nevada State Court held a status conference during which the dismissal of the Georgia Federal Derivative Action was discussed. Subsequent to that conference, on January 19, 2016, the defendants filed a motion to dismiss the Nevada State Court litigation based on the dismissal of the similar Georgia Federal Derivative Action, among other grounds. Defendants’ motion to dismiss was fully briefed to the Nevada court in February 2016. At a hearing on March 3, 2016, the Nevada State Court granted dismissal of the Nevada State Court litigation pending entry of a final order of dismissal. Once the final order of dismissal is entered, plaintiffs will have 30 days to appeal.

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

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH have a 50%

equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC. As a result, the Company’s ownership percentage in the LLC was 54.2% at December 31, 2014. The Company contributed $687,000 for the LLC expenses in 2015 adjusting the Company’s ownership percentage to 74.7% at December 31, 2015. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial. The Company’s portion of the LLC’s net loss for 2014, prior to the change in accounting discussed previously, was $400,000, which includes the Company’s proportionate share of the non-cash charge associated with the contributed IPR&D of $200,000.

11.	Income Taxes

The components of the net deferred tax assets are as follows at December 31:

	2015	2014
	(in thousands)
Operating loss carryforwards	$37,152	$30,578
Tax credit carryforwards	1,195	645
Other temporary differences	5,048	4,689

	43,395	35,912
Less valuation allowance	(43,395)	(35,912)

Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2015	2014	2013
Tax benefit at U.S. statutory rates	(34%)	(34%)	(34%)
State tax benefit	(5%)	(5.3%)	(5.3%)
Permanent differences	2.6%	5.4%	0.9%
Expiring state NOL’s	0.9%	1.4%	1.8%
Changes in valuation allowance	35.5%	32.5%	36.6%

	0%	0%	0%

As of December 31, 2015, the Company has federal and state net operating loss carryforwards totaling $99,642,000 and $60,459,000 respectively, which expire through 2034. The net operating losses include Federal and State excess benefits related to stock options of $707,000 that will be charged to additional paid-in capital when utilized. In addition, the Company has federal and state research and development credits of $998,000 and $196,000, respectively, which expire through 2034. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2015 and 2014, the Company does not have any significant uncertain tax positions.

12.	Subsequent Events

On January 6, 2016, the Company’s Board of Directors terminated the employment of its executive chairman in connection with electing a new non-executive chairman of the Board. Accordingly in January 2016, the Company recorded the severance obligation of $250,000 and non-cash stock compensation due to the acceleration of stock options of $578,000.

13.	Quarterly financial data (unaudited)

	2015 Quarters ended
(In thousands except per share data)	December 31	September 30	June 30	March 31
Net loss	$(4,671)	$(5,887)	$(4,643)	$(4,826)
Net loss applicable to common stockholders	(4,967)	(6,152)	(4,931)	(5,074)
Basic and diluted net loss per share	$(0.19)	$(0.26)	$(0.21)	$(0.22)

	2014 Quarters ended
(In thousands except per share data)	December 31	September 30	June 30	March 31
Net loss	$(3,731)	$(3,518)	$(3,429)	$(5,110)
Net loss applicable to common stockholders	(3,968)	(3,853)	(3,731)	(5,408)
Basic and diluted net loss per share	$(0.17)	$(0.17)	$(0.17)	$(0.27)