Form 10-K/A
period 2015-12-31
GALECTIN THERAPEUTICS INC
filed 2016-04-29
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s common stock as of April 15, 2016 was 28,979,179.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K, or this Amendment, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 originally filed on March 15, 2016, or the Original Filing, by Galectin Therapeutics, Inc., a Nevada corporation. We are filing this Amendment to present the information required by Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

In addition, Item 15 of Part IV has been amended to include the currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto. We are also re-filing Exhibit 10.50 to the Original Filing in response to comments received from the Staff of the SEC in connection with a confidential treatment request with respect to such exhibit. Exhibit 10.50 to the Original Form 10-K redacted certain provisions in accordance with the Company’s application for confidential treatment with the SEC. In response to the SEC comments, Exhibit 10.50, as re-filed with this Amendment, restores certain items that had previously been redacted. Exhibit 10.50 of this Amendment No. 1 includes the revised Exhibit and replaces Exhibit 10.50 of the Original Filing in its entirety.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. This Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the Securities and Exchange Commission, or the SEC, subsequent to the Original Filing.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Galectin” the “Company,” “we,” “us,” and “our” refer to Galectin Therapeutics, Inc. and its consolidated subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors

Each of our directors are elected annually and holds office until his or her successor has been elected and qualified or until the earlier of his or her death, resignation or removal. Our board of directors currently consists of nine members, all of whom were elected at our 2015 Annual Meeting of Stockholders.

The following table sets forth certain biographical information about our directors, and the qualifications, experiences and skills considered in determining that each such person should serve as a director as of April 15, 2016:

Name	Age	Position	Director Since
Gilbert F. Amelio, Ph.D (2) (3)	73	Director	2009
James C. Czirr	62	Director	2009
Kevin D. Freeman (1)	54	Director	2011
Arthur R. Greenberg (1) (3)	69	Director	2009
John Mauldin (3)	66	Director	2011
Steven Prelack (1)	58	Director	2003
Marc Rubin, M.D (2).	61	Director	2011
Gilbert S. Omenn, M.D., Ph.D. (2)	74	Director	2014
Peter G. Traber, M.D.	60	Chief Executive Officer, President and Director	2009

(1)	Member of audit committee
(2)	Member of compensation committee
(3)	Member of nominating and governance committee

Gilbert F. Amelio, Ph.D., a director since February 2009, began his career at Bell Labs in Murray Hill, New Jersey. Since January 1, 2012, Dr. Amelio has provided consulting and advisory services through GFA, LLC, a California limited liability company. He was a Senior Partner of Sienna Ventures (a privately-held venture capital firm in Sausalito, California) from April 2001 until the fund closed per plan on December 31, 2011. Dr. Amelio was Chairman and Chief Executive Officer of Jazz Technologies, Inc. (now a wholly owned subsidiary of Tower Semiconductor Ltd., an independent specialty wafer foundry) from August 2005 until his retirement in September 2008 (when he was named Chairman Emeritus). Dr. Amelio was Chairman and Chief Executive Officer of Beneventure Capital, LLC (a full-service venture capital firm in San Francisco, California) from 1999 to 2005 and was Principal of Aircraft Ventures, LLC (a consulting firm in Newport Beach, California) from April 1997 to December 2004. Dr. Amelio was elected a Director of AT&T in February 2001 and had previously served as an Advisory Director of AT&T (then known as SBC Communications Inc.) from April 1997 to February 2001. He served as a Director of Pacific Telesis Group from 1995 until the company was acquired by AT&T in 1997. Prior to 1997, he served as Chairman, President and CEO of National Semiconductor (1991-1996) and Apple Computer (1996-1997). We believe Dr. Amelio’s qualifications to sit on our Board of Directors includes his executive leadership and management experience, as well as his extensive experience with global companies, his financial expertise and his years of experience providing strategic advisory services to organizations.

James C. Czirr, Chairman of the Board since February 2009 and Executive Chairman from February 2010 until January 2016, is a co-founder of l0X Fund, L.P. and is a managing member of 10X Capital Management LLC, the general partner of 10X Fund, L.P. Mr. Czirr was a co-founder of Galectin Therapeutics in July 2000. Mr. Czirr was instrumental in the early stage development of Safe Science Inc., a developer of anti-cancer drugs; served from 2005 to 2008 as Chief Executive Officer of Minerva Biotechnologies Corporation, a developer of nano particle bio chips to determine the cause of solid tumors; and was a consultant to Metalline Mining Company Inc., now known as Silver Bull Resources, Inc., (AMEX: SVBL), a mineral exploration company seeking to become a low cost producer of zinc. Mr. Czirr received a B.B.A. degree from the University of Michigan. We believe that Mr. Czirr is best situated to sit on our Board of Directors because he is the director who was a co-founder of the Company and is very familiar with our business and industry.

Kevin D. Freeman, a director since May 2011, holds the Chartered Financial Analyst designation and is Chief Executive Officer of Cross Consulting and Services, LLC, an investment advisory and consulting firm founded in 2004. He is also author of a New York Times best-selling book about the stock market and economy. Formerly he was Chairman of Separate Account Solutions, Inc. and held several offices at Franklin Templeton Investment Services from 1991 to 2000. He holds a B.S. in business administration from University of Tulsa, Tulsa, Oklahoma. We believe Mr. Freeman’s qualifications to sit on our Board of Directors includes his extensive financial expertise and his years of experience providing financial advisory services.

Arthur R. Greenberg, a director since August 2009, has more than 40 years in the semiconductor equipment and materials industries. He is the President, Founder and owner of Prism Technologies, Inc. since 1983, which provides professional sales and marketing services as well as business development and consulting services. Mr. Greenberg is a member of the board of UV Tech Systems, a designer and manufacturer of equipment used to fabricate semiconductor devices. Previously, he has been a founder of several successful companies in Silicon Valley and was the first President of SEMI, North America, a semiconductor equipment and materials industry trade association representing the interests, including public policy, of all SEMI members doing business in North America. Mr. Greenberg is also a member of the advisory board of the Salvation Army of Santa Clara County. Mr. Greenberg received his B.S.B.A. degree in Business Administration from Henderson State University. We believe Mr. Greenberg’s qualifications to sit on our Board of Directors includes his executive leadership and management experience, as well as his extensive experience with business development.

John Mauldin, a director since May 2011, is President of Millennium Wave Advisors LLC, an investment advisory firm founded in 1999, and a registered representative of Millennium Wave Securities, LLC, a FINRA registered broker-dealer which was founded in 2003. Previously he was Chief Executive Officer of the American Bureau of Economic Research. He has many publications on investments and financial topics, including a New York Times bestseller and articles in the Financial Times and The Daily Reckoning, and has been a frequent guest on CNBC, Yahoo Tech Ticker and Bloomberg TV. He holds a B.A. from Rice University and a M.Div. from Southwestern Baptist Theological Seminary. We believe Mr. Mauldin’s qualifications to sit on our Board of Directors include his extensive financial management and advisory experience.

Steven Prelack, a director since April 2003, is currently Senior Vice President and Chief Operating Officer of VetCor, which owns and operates 133 veterinary hospitals across the country. Mr. Prelack has held that position since May 2010. Mr. Prelack is also currently a Director and Audit Committee Chair for Pieris Pharmaceuticals, Inc., a developer of Anticalin products utilized in cancer treatment. Mr. Prelack formerly served as Director and Audit Committee Chair for BioVex from 2007 through 2009. Mr. Prelack, a Certified Public Accountant, received a B.B.A. degree from the University of Massachusetts at Amherst in 1979 and is a member of the National Association of Corporate Directors. We believe Mr. Prelack’s qualifications to sit on our Board of Directors is evidenced by his extensive executive leadership experience, as well as his many years serving in senior financial management roles.

Marc Rubin, M.D, a director since October 2011 and Chairman of the Board since January 2016, is Executive Chairman of the Board of Directors of Titan Pharmaceuticals, Inc. (TTNP: OTC BB) and served as its President and Chief Executive Officer from October 2007 to January 2009. Until February 2007, Dr. Rubin served as Head of Global Research and Development for Bayer Schering Pharma, as well as a member of the Executive Committee of Bayer Healthcare and the Board of Management of Bayer Schering Pharma. Prior to the merger of Bayer Pharmaceuticals and Schering AG in June 2006, Dr. Rubin was a member of the Executive Board of Schering AG since joining the company in October 2003, as well as Chairman of Schering Berlin Inc. and President of Berlex Pharmaceuticals, a division of Schering AG. From 1990 until August 2003, Dr. Rubin was employed by GlaxoSmithKline where he held positions of responsibility in global clinical and commercial development overseeing programs in the United States, Europe, Asia and Latin America. From 2001 through 2003 at GlaxoSmithKline, he was Senior Vice President of Global Clinical Pharmacology & Discovery Medicine. Dr. Rubin holds an M.D. from Cornell University Medical College and is board certified in internal medicine with subspecialties in medical oncology and infectious diseases. Dr. Rubin is a member of the Board of Directors of Curis Inc. (Nasdaq: CRIS) and formerly served on the Board of Directors of Medarex, Inc., now a subsidiary of Bristol-Myers Squibb Company. We believe Dr. Rubin’s qualifications to sit on our Board of Directors include his extensive executive leadership and management experience in the pharmaceutical industry.

Gilbert S. Omenn, M.D., Ph.D., a director since September 2014, served on the board of directors of Amgen Inc. for 27 years and of Rohm & Haas Company for 22 years. He currently serves on the boards of Esperion Therapeutics Inc., and Oncofusion. Dr. Omenn is Professor of Computational Medicine & Bioinformatics, Internal Medicine, Human Genetics, and Public Health and Director of the university-wide Center for Computational Medicine and Bioinformatics at the University of Michigan where he leads major research programs in proteomics and integrative biomedical informatics. Dr. Omenn served as executive vice president for medical affairs and as chief executive officer of the University of Michigan Health System from 1997 to 2002. Prior to this, he was the dean of the School of Public Health and Community Medicine and professor of medicine at the University of Washington. He is the author of more than 563 research papers and scientific reviews and author/editor of 18 books. Dr. Omenn received his B.A. summa cum laude from Princeton University, M.D. magna cum laude from Harvard Medical School, and Ph.D. in genetics from the University of Washington. We believe Dr. Omenn’s qualifications to sit on our Board of Directors include his extensive executive leadership and management experience in the medical industry and his continuing cutting-edge research.

Peter G. Traber, M.D., a director since February 2009, became President and Chief Executive Officer in March 2011, and is also our Chief Medical Officer. Dr. Traber is President Emeritus, and from 2003 to 2008 was President and Chief Executive Officer, of Baylor College of Medicine. From 2000 to 2003 he was Senior Vice President Clinical Development and Medical Affairs and Chief Medical Officer of GlaxoSmithKline plc. Dr. Traber was the Chairman of the Board and Chief Executive Officer of TerraSep, LLC, a Mountain View, CA biotechnology company. He also has served as Chief Executive Officer of the University of Pennsylvania Health System, as well as Chair of the Department of Internal Medicine and Chief of Gastroenterology for the University of Pennsylvania School of Medicine and was named as a director of NeoStem, Inc. (Nasdaq:NBS) in 2015. Dr. Traber received his M.D. from Wayne State School of Medicine and a B.S. in chemical engineering from the University of Michigan. We believe that Dr. Traber is best situated to sit on our Board of Directors because, in addition to serving as our Chief Executive Officer and President as well as serving as our Chief Medical Officer, he brings extensive industry and company-specific experience and expertise to the Company.

Code of Ethics

We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.galectintherapeutics.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

Board Determination of Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our board has determined that all of our directors other than Dr. Traber, our chief executive officer, and Mr. Czirr are “independent directors” as defined by The NASDAQ Stock Market. Our board of directors also determined that Dr. Amelio and Messrs. Greenberg and Mauldin, who comprise our nominating and governance committee, all satisfy the independence standards for such committees established by the SEC and the NASDAQ Marketplace Rules, as applicable. With respect to our audit committee, our board of directors has determined that Messrs. Prelack, Greenberg and Freeman satisfy the independence standards for such committee established by Rule 10A-3 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable. With respect to our compensation committee, our board of directors has determined that Drs. Omenn, Amelio and Rubin satisfy the independence standards for such committee established by Rule 10C-1 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable.

In making such determinations, the board of directors considered the relationships that each such non-employee director or director nominee has with our company and all other facts and circumstances the board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of our directors, our board of directors considered the association of each such non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining independence.

Audit Committee

The members of this committee are Steven Prelack (chair), Arthur Greenberg and Kevin D. Freeman. The Audit Committee is responsible for oversight of the quality and integrity of the accounting, auditing and reporting practices of Galectin Therapeutics. More specifically, it assists the Board of Directors in fulfilling its oversight responsibilities relating to (i) the quality and integrity of our financial statements, reports and related information provided to stockholders, regulators and others, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of our independent registered public accounting firm, (iv) the internal control over financial reporting that management and the Board have established, and (v) the audit, accounting and financial reporting processes generally. The Committee is also responsible for review and approval of related-party transactions. The Board has determined that Mr. Prelack is an “audit committee financial expert” within the meaning of SEC rules. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, accounting or other advisors as it deems necessary to carry out its duties.

Risk Management

The Board has an active role, as a whole and also at the committee level, in overseeing management of our risks. The Board regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. The Compensation Committee of our Board is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Audit Committee of our Board oversees management of financial risks. The Nominating and Corporate Governance Committee of our Board manages risks associated with the independence of the Board members and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

We believe that any risks arising from our policies and programs are not reasonably likely to have a material adverse effect on the Company. Our programs reflect sound risk management practices including:

•	Use of multiple compensation vehicles that provide a balance of long- and short-term incentives with fixed and variable components; and

•

Equity incentive awards that vest over several years, so while the potential compensation payable for equity incentive awards is tied directly to appreciation of our stock price, taking excessive risk for a short term gain is discouraged because it would not maximize the value of equity incentive awards over the long-term.

Executive officers, key employees and key consultants:

Peter G. Traber, MD., Chief Executive Officer and President (see Board of Directors)

Harold Shlevin, Ph.D., age 66, became our Chief Operating Officer and Secretary on October 1, 2012. Dr. Shlevin previously had been employed at the Georgia Institute of Technology’s Advanced Technology Development Center as Principle and Manager of bioscience commercialization efforts since November 2009, where he has assisted faculty in identifying technology worthy of commercialization, catalyzed formation of new start-up bioscience companies, and mentored new company management. From October 2008 to November 2009, he served as Head of Operations and Commercial Development for Altea Therapeutics Corporation, an advanced drug delivery company focused on the delivery of therapeutic levels of water-soluble biotherapeutics and small drugs through the skin. At Altea, he was responsible for pharmaceutical research and development, clinical research, regulatory affairs, engineering, clinical and commercial manufacturing, quality assurance, information technology, facility operations and finance. From July 2006 to September 2008, Dr. Shlevin served as the President and Chief Executive Officer of Tikvah Therapeutics, Inc., a start-up pharmaceutical enterprise focused on later-stage development of neuroscience therapeutics. From May 2000 to January 2006, he served as President and CEO of Solvay Pharmaceuticals, Inc. (US). In January 2006, he was promoted to a global senior Vice President role within Solvay Pharmaceuticals, SA and member of the Board of Solvay Pharmaceuticals, SA.

Jack W. Callicutt, age 48, became our Chief Financial Officer on July 1, 2013. From August 2012 through June 2012, Mr. Callicutt was the Chief Financial Officer of REACH Health, Inc., a telemedicine technology company headquartered in Alpharetta, GA. From April 2010 through August 2012, Mr. Callicutt was the Chief Financial Officer of Vystar Corporation, a publicly-traded company that holds proprietary technology to remove antigenic proteins from natural rubber latex. Prior to that Mr. Callicutt was Chief Financial Officer of IVOX, Inc., Tikvah Therapeutics and Corautus Genetics, a publicly-traded biotechnology company which was developing gene therapy for treatment of cardiovascular disease. Mr. Callicutt previously spent more than fourteen years in public accounting, most recently as a senior manager at Deloitte, where he specialized in technology companies from 1989 to 2003. Mr. Callicutt is a Certified Public Accountant and graduated with honors from Delta State University with a B.B.A. in accounting and computer information systems.

J. Rex Horton, age 46, became the Company’s Executive Director of Regulatory Affairs and Quality Assurance in January 2013. Mr. Horton most recently was Director of Regulatory Affairs at Chelsea Therapeutics, where he successfully led the organization through its first NDA filing and favorable FDA Advisory Committee Meeting. In past leadership roles at Solvay Pharmaceuticals and Abbott Laboratories, he led approval efforts for key products including Androgel® Stickpack, Creon® Capsules and Luvox® CR Capsules. He has also provided chemistry, manufacturing and controls (CMC) regulatory leadership and support of INDs and NDAs, including Estrogel® and Androgel® Pump. Mr. Horton was a member of the executive leadership team that successfully implemented solutions to significant regulatory issues encountered by Solvay in its interactions with the FDA. Mr. Horton earned his Bachelor’s degree in industrial/manufacturing & systems engineering from The Georgia Institute of Technology. He is a member of the Regulatory Affairs Professional Society (RAPS), Drug Information Association (DIA) and American Association of Pharmaceutical Scientists (AAPS).

Adam E. Allgood, Pharm.D., R.Ph, age 51, became our Executive Director of Clinical Development on June 29, 2015. Dr. Allgood was most recently associate director of global pharmaceutical regulatory affairs at UCB Inc., a multinational biopharmaceutical company, from October 2011 to May 2015. His prior positions include leadership roles at Abbott Laboratories from February 2009 to September 2011 in regulatory affairs and Solvay Pharmaceuticals from January 1988 to January 2009 in clinical development and medical affairs, spanning a variety of therapeutic areas including gastroenterology, immunology, rheumatology, neurology, and women’s health. Dr. Allgood earned his Doctor of Pharmacy (Pharm.D.) degree summa cum laude from Mercer University College of Pharmacy and Health Sciences in Atlanta and is a Registered Pharmacist (R.Ph.). He is a member of the American Pharmacists Association (APHA), the Georgia Pharmacy Association (GPHA), and the Association of the United States Army (AUSA).

Eliezer Zomer, Ph.D., age 69, has been our Executive Vice President of Manufacturing and Product Development since the Company’s inception in 2000. Prior to joining our Company, Dr. Zomer had been the founder of Alicon Biological Control, where he served from November 2000 to July 2002. From December 1998 to July 2000, Dr. Zomer served as Vice President of Product Development at SafeScience, Inc. and Vice President of Research and Development at Charm Sciences, Inc. from June 1987 to November 1998. Dr. Zomer received a B. Sc. degree in industrial microbiology from the University of Tel Aviv in 1972, a Ph.D. in biochemistry from the University of Massachusetts in 1978, and undertook a post-doctoral study at the National Institute of Health.

None of the directors, executive officers and key employees share any familial relationship.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes of ownership of such securities with the SEC. Based solely on our review of the copies of these reports received by us and on information provided by the reporting persons, we believe that, during the fiscal year ended December 31, 2014, our directors, officers and owners of more than 10% of our common stock complied with all applicable filing requirements, except as described below.

On July 8, 2015, Gilbert Omenn filed a Form 3 to report his ownership of 29,009 shares of common stock and 50,000 shares of Series A 12% Convertible Preferred Stock as of the time of his appointment as a director of the Company on September 23, 2014. Such holdings should have been made at the time of his appointment as a director. On July 8, 2015, Gilbert Omenn filed a Form 4 to report (i) the acquisition of 11,112 shares of common stock on March 12, 2015, (ii) the acquisition of 1,506 shares of common stock on April 7, 2015, (iii) the cancellation of options to acquire 28,323 shares of common stock on April 8, 2015 and (iv) the acquisition of 25,934 shares of common stock on April 8, 2015 as consideration for the cancellation of options described in clause (iii) above. Each of the above transactions should have been reported on Form 4 within two business days of the respective transactions.

On July 8, 2015, Kevin Freeman filed a Form 4 to report (i) the acquisition of 11,112 shares of common stock on March 12, 2015, (ii) the cancellation of options to acquire 14,815 shares of common stock on April 8, 2015 and (iii) the acquisition of 10,531 shares of common stock on April 8, 2015 as consideration for the cancellation of options described in clause (ii) above. Each of the above transactions should have been reported on Form 4 within two business days of the respective transactions.

On July 8, 2015, John Mauldin filed a Form 4 to report (i) the acquisition of 11,112 shares of common stock on March 12, 2015, (ii) the cancellation of options to acquire 14,815 shares of common stock and 16,714 shares of common stock, respectively, on April 8, 2015 and (iii) the acquisition of 25,483 shares of common stock on April 8, 2015 as consideration for the cancellation of options described in clause (ii) above. Each of the above transactions should have been reported on Form 4 within two business days of the respective transactions.

On July 8, 2015, Arthur Greenburg filed a Form 4 to report the acquisition of 11,112 shares of common stock on March 12, 2015, which should have been reported on Form 4 within two business days of such acquisition.

On July 8, 2015, Steven Prelack filed a Form 4 to report (i) the acquisition of 11,112 shares of common stock on March 12, 2015, (ii) the acquisition of 2,259 shares of common stock on April 8, 2015, (iii) the cancellation of options to acquire 6,168 shares of common stock and 16,714 shares of common stock, respectively, on April 8, 2015 and (iv) the acquisition of 90,882 shares of common stock on April 8, 2015, of which 19,504 shares of common stock were issued as consideration for the cancellation of options described in clause (iii) above. Each of the above transactions should have been reported on Form 4 within two business days of the respective transactions.

On July 8, 2015, Rod Martin, a former director of the Company, filed a Form 4 to report (i) the acquisition of 1,784 shares of common stock on March 12, 2015, (ii) the cancellation of options to acquire 7,408, 6,780, 16,714 and 5,204 shares of common stock, respectively, on April 8, 2015 and (iii) the acquisition of 26,395 shares of common stock on April 8, 2015, as consideration for the cancellation of options described in clause (ii) above. Each of the above transactions should have been reported on Form 4 within two business days of the respective transactions.

On July 8, 2015, Gilbert Amelio filed a Form 4 to report (i) the acquisition of 11,112 shares of common stock on March 12, 2015, (ii) the acquisition of 1,054 shares of common stock on April 7, 2015, (iii) the cancellation of options to acquire 7,408, 6,780, 10,034 shares of common stock, respectively, on April 8, 2015 and (iv) the acquisition of 15,921 shares of common stock on April 8, 2015, as consideration for the cancellation of options described in clause (iii) above. Each of the above transactions should have been reported on Form 4 within two business days of the respective transactions.

On July 8, 2015, Marc Rubin filed a Form 4 to report (i) the acquisition of 11,112 shares of common stock on March 12, 2015, (ii) the cancellation of options to acquire 16,495 shares of common stock and 16,714 shares of common stock, respectively, on April 8, 2015, (iii) the acquisition of 28,367 shares of common stock on April 8, 2015, as consideration for the cancellation of options described in clause (ii) above and (iv) the acquisition of 2,768 shares of common stock on May 21, 2015. Each of the above transactions should have been reported on Form 4 within two business days of the respective transactions.

On July 8, 2015, Paul Pressler, a former director of the Company, filed a Form 4 to report (i) the acquisition of 1,784 shares of common stock on March 12, 2015, (ii) the cancellation of options to acquire 14,815 shares of common stock and 16,714 shares of common stock, respectively, on April 8, 2015, and (iii) the acquisition of 25,483 shares of common stock on April 8, 2015, as consideration for the cancellation of options described in clause (ii) above. Each of the above transactions should have been reported on Form 4 within two business days of the respective transactions.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee is responsible for creating and reviewing the compensation of the Company’s executive officers, as well as overseeing the Company’s compensation and benefit plans and policies and administering the Company’s equity incentive plans. The following CD&A describes our 2015 executive compensation program and explains the Company’s compensation philosophy, policies, and practices, focusing primarily on the compensation of our named executive officers, or NEOs. This CD&A is intended to be read in conjunction with the tables that follow, which provide detailed historical compensation information for our following NEOs:

Name	Title
Peter G. Traber, M.D.	Chief Executive Officer, President and Director
James C. Czirr *	Executive Chairman and Director
Harold H. Shlevin, Ph.D.	Chief Operating Officer
Jack W. Callicutt	Chief Financial Officer

*	Mr. Czirr ceased to be employed by the Company in January 2016 but still is a member of the board of directors.

Compensation Philosophy

The Company believes in providing a competitive total compensation package to its executives through a combination of base salary, annual performance bonuses, and long-term equity awards. The executive compensation program is designed to achieve the following objectives:

•	provide competitive compensation that will help attract, retain and reward qualified executives;

•	align executives’ interests with our success by making a portion of the executive’s compensation dependent upon corporate performance; and

•	align executives’ interests with the interests of stockholders by including long-term equity incentives.

The Compensation Committee believes that the Company’s executive compensation program should include annual and long-term components, including cash and equity-based compensation, and should reward consistent performance that meets or exceeds expectations. The Compensation Committee evaluates both performance and compensation to make sure that the compensation provided to executives remains competitive relative to compensation paid by companies of similar size and stage of development operating in the life sciences industry and taking into account the Company’s relative performance and its own strategic objectives.

Executive Compensation Review and Design

The Company has historically conducted a review of the aggregate level of its executive compensation, as well as the mix of elements used to compensate its NEOs. The Company has based this review primarily on the experience of the members of the Compensation Committee and the Board of Directors, many of whom sit on the boards of directors of, or have previously advised, numerous companies, including companies in the life sciences industry.

Our 2013 annual meeting of stockholders was the first time the Company was required to conduct a stockholder advisory vote on the compensation of our NEOs, The Company was pleased that the holders of approximately 97% of our outstanding common stock voting on the matter voted in favor of the compensation of our NEOs, as disclosed in the proxy materials for the 2013 Annual Meeting. In addition, at the same Annual Meeting, the holders of approximately 62% of our outstanding common stock voting on the matter voted in favor of holding the stockholder advisory vote every three years. The Company’s next stockholder advisory vote on the compensation of our NEOs will be held at our 2016 Annual Meeting.

In 2014, the Compensation Committee undertook a review of our compensation policies and practices and retained the compensation consulting firm of Barney & Barney LLC to provide compensation information and analysis with respect to the life science and healthcare industry and with respect to our peer companies within the industry. Barney & Barney LLC reviewed information from industry and other sources, surveys and databases, including publicly-available compensation information of other companies with which we compete, to gauge the competitiveness of our compensation programs. Barney & Barney LLC then reported its findings to the Compensation Committee, with recommendations to bring the Company’s executive compensation closer to the 50th percentile of the total compensation of our competitor companies.

The Compensation Committee plans to continue to use a compensation consultant in the future and take into account publicly-available data relating to the compensation practices and policies of other companies within and outside our industry. For 2015 and future years, the Compensation Committee intends to benchmark its executive compensation program to target the 50th percentile of the total compensation programs of our competitor companies.

Elements of Executive Compensation

The compensation program for the Company’s NEOs consists principally of three components:

•	base salary;

•	annual performance bonuses; and

•	long-term compensation in the form of equity-based awards.

Base Salary

Base salary is the only fixed-pay component in our executive compensation program. Base salaries for the NEOs are initially established through arm’s-length negotiation at the time the NEO is hired, taking into account such NEO’s qualifications, experience, prior salary, the scope of his or her responsibilities, and known competitive market compensation paid by other companies for similar positions within the industry. Base salaries are reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, and experience. In making decisions regarding salary increases, the Company may also draw upon the experience of members of the Compensation Committee and the Board of Directors, many of whom sit on the boards of directors of, or have previously advised, numerous companies, including companies in the life sciences industry. The Compensation Committee has not previously applied specific formulas to determine increases. This strategy is consistent with the Company’s intent of offering base salaries that are cost-effective while remaining competitive.

In February 2015, the Compensation Committee reviewed the base salaries of our NEOs, taking into account the considerations described above. As expressed in the following table, the Compensation Committee approved salary increases for Messrs. Traber, Czirr, Shlevin and Callicutt:

Name	2014 Base Salary	2015 Base Salary
Peter G. Traber, M.D.	$485,000	$500,000
James C. Czirr	$240,000	$250,000
Harold H. Shlevin, Ph.D.	$230,000	$250,000
Jack W. Callicutt	$175,000	$240,000

In 2016, the Compensation Committee will make further adjustments to base salaries of certain of our NEOs to move closer to our benchmark (see Compensation Decisions Relating to Fiscal Year 2016 below).

Annual Performance Bonuses

In addition to the payment of base salaries, the Company believes that annual performance bonuses can play an important role in providing appropriate incentives to its NEOs to achieve the Company’s strategic objectives.

Employee Short-Term and Long-Term Incentive Program

In 2013, upon recommendation by the Compensation Committee and approval by the Board of Directors, the Employee Short-Term and Long-Term Incentive Program (the “Program”) was adopted for executives and employees of the Company. The Program is a performance-based program and was adopted in recognition of the importance of aligning executive and employee interests with that of our stockholders. Our Program is designed to reward the efforts of our executives and employees and to be competitive in attracting and retaining them. There are two elements of the Program: (1) a short-term incentive in the form of cash bonuses and (2) a long-term incentive in the form of stock option grants. The cash bonus incentive is targeted to be up to 20% to 40% of the NEO’s base salary as of the end of the applicable year. Half of each NEO’s annual performance bonus is based upon achievement of the Company’s documented performance objectives for the year and the other half is based upon achievement of individual performance objectives set for the year. The Chief Executive Officer may offer input to the Compensation Committee as to whether certain Company performance and individual performance objectives (other than the Chief Executive Officer’s) have been achieved. The Compensation Committee also has the discretion to adjust (upward or downward) individual annual performance bonuses by up to 25%.

For 2015, the Compensation Committee set six Company performance objectives under the Program for 2015 annual performance bonuses to be payable:

(1)	Establish human proof of concept for GR-MD-02 treatment of non-alcoholic steatohepatitis with advanced fibrosis and/or cirrhosis.

(2)	Establish human proof of concept for use of galectin inhibitors in combination with immunotherapy for cancer and moderate to severe advanced plaque psoriasis.

(3)	Establish sustainable program for GR-MD-02 manufacturing and controls.

(4)	Establish appropriate quality assurance and quality control oversight and strengthen regulatory support.

(5)	Strengthen and expand pipeline and indications for galectin blocking drugs.

(6)	Strengthen business practices, financial resources, investor communication and strategic partnerships.

*For more information about GR-MD-02 and our drug development program please see Item 1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2015.

The 2015 individual performance objectives for each NEO were:

Name	Individual Performance Goals
Peter G. Traber, M.D.	• multiple individual objectives intended to measure contributions toward successful achievement of each Company performance objective.

James C. Czirr	• manage the Board of Directors; and develop and implement financing strategies with management

Harold H. Shlevin, Ph.D.	• multiple individual objectives intended to measure contributions toward successful achievement of each Company performance objective.

Jack W. Callicutt	• maintaining appropriate financial, reporting and risk management reporting and controls; and support financing and investor relations activities.

The following table represents each NEO’s annual performance bonus target opportunity for 2015 (based on base salary as of the end of 2015):

Name	Target %	Maximum %
Peter G. Traber, M.D.	50%	75%
James C. Czirr	35%	60%
Harold H. Shlevin, Ph.D.	30%	55%
Jack W. Callicutt	30%	55%

For the 2015 performance year, the Compensation Committee awarded the NEOs the following annual performance bonuses paid in January 2016 based on its determination that all Company performance objectives and individual performance objectives were achieved and certain objectives were even exceeded. However, despite excellent performance on objectives, in view of the overall poor performance of the share price, the Compensation Committee, acting in its discretion, decided to reduce bonus payments by 20% across the board.

Name	Annual Performance Bonus Amount	Awarded Amount As % of Base Salary
Peter G. Traber, M.D.	$210,000	42.0%
James C. Czirr	$56,875	22.8%
Harold H. Shlevin, Ph.D.	$66,000	26.4%
Jack W. Callicutt	$69,120	28.8%

Annual performance bonuses under the Program are not designed to meet the “performance-based compensation” exception under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). However, in the past, our NEOs’ compensation has not been high enough to make the Code Section 162(m) limit a critical issue for the Company. Deductibility under Code Section 162(m) is only one consideration in determining executive compensation.

Long-Term Incentive Compensation

The Company believes that by providing its NEOs the opportunity to increase their ownership of Company stock, the interests of its NEOs will be more closely-aligned with the best interests of the Company’s stockholders and it will encourage long-term performance. The stock awards enable the NEOs to participate in the appreciation in the value of the Company’s stock, while personally participating in the risks of business setbacks.

Under the long-term incentive portion of the Program, the NEOs are granted options based upon achievement of the Company performance and individual performance objectives and rank in the Company. All option grants under the Program have been made under the 2009 Incentive Compensation Plan.

On January 20, 2016, the NEOs were awarded the following options based on 2015 performance. 25% of the options vest immediately upon grant and 75% of the options vest on a pro-rata monthly basis over three years. The exercise price of the options is set at the closing price of our stock as of the grant date.

Name	Grant Date	Number of Securities Underlying Options	Exercise Price
Peter G. Traber, M.D.	01/20/2016	134,000	$1.37
Harold H. Shlevin, Ph.D.	01/20/2016	38,000	$1.37
Jack W. Callicutt	01/20/2016	38,000	$1.37

Stock options granted under the 2009 Incentive Compensation Plan meet the “performance-based compensation” exception under Code Section 162(m). However, in the past, our NEOs’ compensation has not been high enough to make the Code Section 162(m) limit a critical issue for the Company. Deductibility under Code Section 162(m) is only one consideration in determining executive compensation.

Material Terms of Employment Contracts of Named Executive Officers

Set forth below are descriptions of the principal terms of the employment agreements for each of our NEOs. Each employment agreement provides for post-termination restrictive covenants and payments due upon termination of employment or change in control of the Company, which is provided in further detail under the section entitled “Potential Payments Upon Termination or Change in Control.”

Peter G. Traber, M.D., Chief Executive Officer and President

On May 26, 2011, we entered into an employment agreement with Dr. Traber for a three-year term beginning March 17, 2011, which shall continue for up to two one-year additional terms unless either party provides at least 6 months’ prior notice that the employment shall not continue. The first successive one-year renewal term of the agreement commenced on March 19, 2014 and the second successive one-year renewal term commenced on March 19, 2015. The agreement provided for an annual salary during the initial year in the amount of $195,000, which was to be adjusted beginning the second year based on industry surveys of executive compensation in comparable companies, but not to be less than $300,000. As part of our annual review of compensation for our executive officers, we increased Dr. Traber’s base salary to $485,000, effective March 1, 2014 and to $500,000, effective March 1, 2015. Dr. Traber is also entitled to participate in incentive, retirement, profit-sharing, life, medical, disability and other plans generally available to our senior executives at our expense.

As contemplated by the agreement, on May 26, 2011, our Board of Directors granted Dr. Traber 125,000 fully-vested options exercisable for 10 years at $7.50 per share. In addition, the agreement (i) accelerated the vesting 100,000 warrants that we granted to Dr. Traber in consideration for his service to the Company as Chief Medical Officer on a consultant basis prior his becoming an executive officer, (ii) amended our prior grant of 833,334 options to include a cashless exercise provision, and (iii) limited the number of vested options under Dr. Traber’s prior grants to a maximum of 833,334 at any one time. The agreement requires us to register the offer and sale of the shares underlying such options and warrants. Dr. Traber also agreed not to sell any securities of the Company until after his obligation to report transactions in our securities has expired.

James C. Czirr, Executive Chairman

On June 28, 2011, we entered into an employment agreement with James C. Czirr, Executive Chairman of the Company for a three year term beginning June 28, 2011, which may continue for up to two one-year additional terms. The agreement provides for an annual base salary of $185,000 for the first year of the initial term and $240,000 for the second and third years. Mr. Czirr’s employment continued into the first and second one-year renewal term. Effective March 31, 2015, Mr. Czirr’s annual base salary was increased to $250,000. Mr. Czirr is also entitled to (i) participate in incentive, retirement, profit-sharing, life, medical, disability and other plans generally available to senior executives of the Company, (ii) life insurance coverage of $2,000,000 and long-term disability insurance at Company expense, and (iii) business expense reimbursement including up to $4,000 per month, unless otherwise approved, for office expenses.

As contemplated by the agreement, our Board of Directors on June 28, 2011, granted Mr. Czirr 500,000 options of our common stock exercisable at $7.02 per share, which vest in twenty quarterly installments of 25,000 shares beginning 90 days after the grant date, provided Mr. Czirr is employed on the applicable vesting date. We also agreed to register the offer and sale of the shares underlying such options. Mr. Czirr agreed not to loan or pledge securities of the Company until after his obligation to report transactions in our securities has expired, and not to effect short sales of our securities for 5 years after termination of the agreement.

On January 6, 2016, our Board of Directors removed Mr. James C. Czirr from his position as Executive Chairman and terminated his Employment Agreement.

Harold H. Shlevin, Ph.D., Chief Operating Officer

We entered into an amended and restated employment agreement with Dr. Shlevin on December 11, 2014. The restated agreement provides for an initial term from December 11, 2014 through December 31, 2015, and automatically renews for additional one-year periods, unless otherwise terminated by either party. In accordance with the terms of the restated Agreement, Dr. Shlevin will receive a base salary of $230,000 per year beginning in 2015 and will receive an annual performance bonus based on attainment of one or more pre-established individual and/or Company performance goals established by the Compensation Committee. Effective March 31, 2015, Dr. Shlevin’s annual base salary was increased to $250,000. Dr. Shlevin’s target performance bonus opportunity in a given year may not be less than 30% of his base salary in such year.

The restated agreement replaces his original agreement that provided for an initial term from October 1, 2012 through December 31, 2014. In accordance with the terms of the original agreement, Dr. Shlevin received an initial base salary of $200,000 per year and was eligible for a performance bonus for 2014 of up to $50,000, based on individual and Company performance. Dr. Shlevin’s original agreement also provided for a one-time signing bonus of $25,000 and a grant of options to purchase 250,000 shares of the Company’s common stock. The exercise price of the options is $2.32, which is equal to the closing price of the Company’s stock price on August 27, 2012, and 50,000 shares vested upon execution of the original agreement, 50,000 shares vested on December 31, 2012, 75,000 shares vested on December 31, 2013, and 75,000 shares vested on December 31, 2014.

Jack W. Callicutt, Chief Financial Officer

We entered into an employment agreement with Mr. Callicutt dated July 1, 2013, in conjunction with Mr. Callicutt’s appointment as our Chief Financial Officer. Pursuant to the terms of the agreement, Mr. Callicutt received an initial base salary of $175,000 and is eligible to receive a performance bonus equal to 20% of his base salary. Effective March 31, 2015, Mr. Callicutt’s annual base salary was increased to $240,000. He also received a signing bonus of $10,000. In addition to his cash compensation, the Company awarded Mr. Callicutt a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on July 1, 2013, with 25,000 shares vesting on December 31, 2013, 50,000 shares vesting on December 31, 2014, 50,000 shares vesting on December 31, 2015 and 75,000 shares vesting on December 31, 2016. The options were granted pursuant to the 2009 Incentive Compensation Plan and expire ten years after the date of grant.

Employee Benefits & Perquisites

From time to time, the Company has provided the NEOs with employee benefits and perquisites that the Board of Directors believes are reasonable. Our NEOs are eligible to participate in the same broad-based employee benefit plans that are offered to our other employees, such as health insurance, disability insurance, life insurance and a 401(k) plan. These benefits are provided as part of the basic conditions of employment for all of our employees, and therefore providing them to our NEOs does not represent a significant incremental cost to us. The Company does not view employee benefits and perquisites as a significant element of its comprehensive compensation structure, but does believe they can be useful in attracting, motivating, and retaining the executive talent for which the Company competes. The Company believes that these additional benefits may assist the NEOs in performing their duties and provide time efficiencies for the NEOs in appropriate circumstances, and the Company may consider providing additional employee benefits and perquisites in the future. All future practices regarding employee benefits and perquisites will be approved and subject to periodic review by the Compensation Committee.

COMPENSATION COMMITTEE REPORT

The following report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this filing. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment to our Annual Report on Form 10-K for the year ended December 31, 2015.

COMPENSATION COMMITTEE

Gilbert S. Omenn, M.D., Ph.D., Chairman

Gilbert F. Amelio, Ph.D.

Marc Rubin, M.D.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to our Named Executive Officers for the fiscal years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
Peter G. Traber, M.D.	2015	500,000	210,000	373,018	54,976	(4)	1,137,994
Chief Executive Officer & President	2014	485,000	213,400	1,512,150	41,502	(5)	2,252,052
	2013	375,000	194,688	—	43,002	(6)	612,690
James C. Czirr	2015	250,000	56,875	169,806	88,019	(7)	564,700
Executive Chairman and Director	2014	240,000	84,000	688,367	75,882	(8)	1,088,249

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
	2013	240,000	120,025	—	77,189	(9)	437,214
Harold H. Shlevin, Ph.D.,	2015	250,000	66,000	105,781	40,362	(10)	462,143
Chief Operating Officer	2014	230,000	77,625	428,819	35,304	(11)	771,748
	2013	200,000	59,975	—	32,454	(12)	292,429
Jack W. Callicutt,	2015	240,000	69,120	72,377	44,419	(13)	425,916
Chief Financial Officer (3)	2014	175,000	38,500	293,402	38,812	(14)	545,714
	2013	87,500	39,803	709,542	17,074	(15)	853,919

(1)	Bonuses for 2015 were paid in January 2016. Bonuses for 2014 were paid in February 2015, Bonuses for 2013 were paid in January 2014, with the exception of $20,000 for Dr. Shlevin and $10,000 for Mr. Callicutt which were paid in 2013.
(2)	Represents the aggregate grant date fair value of option awards made during 2015, 2014 and 2013 computed in accordance with the Stock Compensation Topic of the FASB ASC, as modified of supplemented. Fair value was calculated using the Black-Scholes options pricing model. For a description of the assumptions used to determine these amounts, see Note 7 of the Notes to the Consolidated Financial Statements in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2015, 2014 and 2013.
(3)	Chief Financial Officer from July 1, 2013.
(4)	Includes $44,376 for health and other insurance and $10,600 for 401(k) plan contributions.
(5)	Includes $31,102 for health and other insurance and $10,400 for 401(k) plan contributions.
(6)	Includes $32,802 for health and other insurance and $10,200 for 401(k) plan contributions.
(7)	Includes $29,419 for health and other insurance, $10,600 for 401(k) plan contributions and $48,000 for office and assistant services.
(8)	Includes $17,482 for health and other insurance, $10,400 for 401(k) plan contributions and $48,000 for office and assistant services.
(9)	Includes $19,550 for health and other insurance, $9,639 for 401(k) plan contributions and $48,000 for office and assistant services.
(10)	Includes $32,297 for health and other insurance and $8,065 for 401(k) plan contributions.
(11)	Includes $27,536 for health and other insurance and $7,768 for 401(k) plan contributions.
(12)	Includes $24,403 for health and other insurance and $8,049 for 401(k) plan contributions.
(13)	Includes $35,002 for health and other insurance and $9,417 for 401(k) plan contributions.
(14)	Includes $31,016 for health and other insurance and $7,796 for 401(k) plan contributions.
(15)	Includes $14,744 for health and other insurance and $2,920 for 401(k) plan contributions.

Employment Agreements with our Named Executive Officers

Peter G. Traber, MD

On May 26, 2011, we entered into an employment agreement with Dr. Traber for a three-year term beginning March 17, 2011, which shall continue for up to two one-year additional terms unless either party provides at least 6 months’ prior notice that the employment shall not continue. The first successive one-year renewal term of the agreement commenced on March 19, 2014 and the second successive one-year renewal term commenced on March 19, 2015. The agreement provided for an annual salary during the initial year in the amount of $195,000, which was to be adjusted beginning the second year based on industry surveys of executive compensation in comparable companies, but not to be less than $300,000. As part of our annual review of compensation for our executive officers, we increased Dr. Traber’s base salary to $485,000, effective March 1, 2014 and to $500,000, effective March 1, 2015. Dr. Traber is also entitled to participate in incentive, retirement, profit-sharing, life, medical, disability and other plans generally available to our senior executives at our expense.

Dr. Traber’s employment agreement provides that he shall receive severance equal to one year of his then base salary paid in installments over a period of twelve months, two years’ medical coverage, and immediate vesting of all unvested warrants and options if his employment is terminated (i) by the Company “without cause,” (ii) by Dr. Traber for “good reason,” or (iii) following a “change in control” (as each term is defined in the Agreement). If Dr. Traber’s employment is terminated “for cause,” as defined in the agreement, subject to “cure rights” in certain instances, he is not entitled to severance.

The agreement provides that during its term Dr. Traber shall not engage in any business competitive with the Company, and thereafter he shall not (i) accept for 12 months business from of our customers or accounts relating to “competing products” or services of the Company, or (ii) render services for 6 months to any “competing organization” (as such terms are defined in the employment agreement). The employment agreement also contains provisions binding on Dr. Traber with respect to (i) protection of our confidential information; (ii) requirements to disclose and assign inventions or other intellectual property to the Company; (iii) non-solicitation of our executives, or persons with whom we have a business relationship such as investors, suppliers and customers; and (iv) advance review and approval of all writings he proposes to publish.

James C. Czirr

On June 28, 2011, we entered into an employment agreement with James C. Czirr, Executive Chairman of the Company for a three year term beginning June 28, 2011, which may continue for up to two one-year additional terms. The agreement provides for an annual base salary of $185,000 for the first year of the initial term and $240,000 for the second and third years. Mr. Czirr’s employment continued into the first and second one-year renewal term. Effective March 31, 2015, Mr. Czirr’s annual base salary was increased to $250,000. Mr. Czirr is also entitled to (i) participate in incentive, retirement, profit-sharing, life, medical, disability and other plans generally available to senior executives of the Company, (ii) life insurance coverage of $2,000,000 and long-term disability insurance at Company expense, and (iii) business expense reimbursement including up to $4,000 per month, unless otherwise approved, for office expenses.

Mr. Czirr’s employment agreement provides that he shall receive severance equal to one year of his then base salary paid in installments over a period of twelve months, two years’ medical coverage, and immediate vesting of all unvested options if his employment is terminated (i) by the Company “without cause,” (ii) by Mr. Czirr for “good reason,” or (iii) following a “change in control” (as defined in the Agreement). If his employment is terminated “for cause”, subject to “cure rights” in certain instances, he is not entitled to severance.

The agreement provides that during its term Mr. Czirr shall not engage in any business competitive with the Company. Following employment, Mr. Czirr shall not (i) accept for 12 months business from our customers or accounts relating to “competing products” or services, or (ii) render services for 6 months to any “competing organization” (as such are defined in the agreement). The agreement also contains provisions binding on Mr. Czirr with respect to (i) protection of our confidential information; (ii) requirements to disclose and assign inventions or other intellectual property to us; (iii) non-solicitation of our executives, or persons with whom we have a business relationship; and (iv) advance review and approval of all writings he proposes to publish.

On January 6, 2016, our Board of Directors removed Mr. James C. Czirr from his position as Executive Chairman and terminated his Employment Agreement.

Harold H. Shlevin , PhD

We entered into an amended and restated employment agreement with Dr. Shlevin on December 11, 2014. The restated agreement provides for an initial term from December 11, 2014 through December 31, 2015, and automatically renews for additional one-year periods, unless otherwise terminated by either party. In accordance with the terms of the restated Agreement, Dr. Shlevin received a base salary of $230,000 per year beginning in 2015 and will receive an annual performance bonus based on attainment of one or more pre-established individual and/or Company performance goals established by the Compensation Committee. Effective March 31, 2015, Dr. Shlevin’s annual base salary was increased to $250,000. Dr. Shlevin’s target performance bonus opportunity in a given year may not be less than 30% of his base salary in such year.

Dr. Shlevin’s employment agreement provides that he shall receive severance equal to nine months of his then base salary paid in a lump sum, medical coverage for the remaining portion of the term of his agreement and a lump sum payment of a portion of the performance bonus for the then-current year based on the number of days elapsed in the year if his employment is terminated (i) by the Company “without cause,” (ii) by Dr. Shlevin for “good reason,” or (iii) following a “change of control” (as defined in his agreement). If his employment is terminated “for cause”, subject to “cure rights” in certain instances, he is not entitled to severance. If the agreement is terminated within 12 months after a change of control by the Company “without cause,” or by Dr. Shlevin for “good reason,” Dr. Shlevin is entitled to receive severance equal to 24 months’ salary paid in a lump sum, medical coverage for the remaining portion of the term of his agreement and immediate vesting of all unvested options.

The agreement provides that during its term Dr. Shlevin shall not engage in any business competitive with the Company. Following termination of employment, Dr. Shlevin shall not, for 18 months (i) solicit customers or employees of the Company or (ii) render services to any “competing business” (as defined in the agreement). The agreement also contains provisions binding on Dr. Shlevin with respect to protection of our confidential information.

Jack W. Callicutt

We entered into an employment agreement with Mr. Callicutt dated July 1, 2013, in conjunction with Mr. Callicutt’s appointment as our Chief Financial Officer. Pursuant to the terms of the agreement, Mr. Callicutt received an initial base salary of $175,000 and is eligible to receive a performance bonus equal to 20% of his base salary. Effective March 31, 2015, Mr. Callicutt’s annual base salary was increased to $240,000. He also received a signing bonus of $10,000.

Mr. Callicutt’s employment agreement provides that, if his employment is terminated by the Company “without cause,” or by Mr. Callicutt for “good reason,” (as such terms are defined in his agreement) he shall receive severance equal to: 3 months’ base salary if such termination occurred within 12 months of July 1, 2013 (the “Commencement Date”); 6 months’ base salary if such termination occurred between 12 and 18 months after the Commencement Date; 9 months’ base salary if such termination occurs between 18 months and 24 months after the Commencement Date, plus, in each case, a portion of the performance bonus for the then-current year based on the number of days elapsed in the year. If his employment is terminated “for cause”, subject to “cure rights” in certain instances, he is not entitled to severance. If the agreement is terminated within 12 months after a change of control by the Company “without cause,” or by Mr. Callicutt for “good reason,” Mr. Callicutt shall receive severance equal to 12 months’ base salary, a portion of the performance bonus for the then-current year based on the number of days elapsed in the year and immediate vesting of all unvested options.

The agreement provides that during its term Mr. Callicutt shall not engage in any business competitive with the Company. Following termination of employment, Mr. Callicutt shall not, for 18 months (i) solicit customers or employees of the Company or (ii) render services to any “competing business” (as defined in the agreement). The agreement also contains provisions binding on Mr. Callicutt with respect to protection of our confidential information.

Potential Payments Upon Termination or Change in Control

This section describes the limited benefits that would be provided to our NEOs under our executive compensation plans, including the employment agreements with the NEOs, as described above, upon a change of control of the Company or following termination of employment (provided, in some cases further described below, the termination must be a “separation from service” as defined in Code Section 409A).

The following table sets forth the potential benefits payable to our NEOs pursuant to the arrangements described above, assuming termination of employment or a change of control had occurred on December 31, 2015.

Benefit/Plan/Program	Peter G. Traber, M.D.	James C. Czirr	Harold H. Shlevin, Ph.D.	Jack W. Callicutt
Options (1)	$—	$—	$—	$—
Employment Agreement Change of Control Severance (2)	$710,000	$306,875	$316,000	$309,120
Employment Agreement Termination Severance (3)	$710,000	$306,875	$316,000	$309,120
Total value upon a change of control (4)	$710,000	$306,875	$316,000	$309,120
Total value upon termination of employment due to death or disability (5)	$0	$0	$0	$0

(1)	Amounts represent the potential value of unvested stock options held by the NEOs under the 2009 Incentive Compensation Plan and the 2001 Stock Incentive Plan that would have vested upon a change of control or upon termination of employment by reason of death or disability on December 31, 2015, based on a price of $1.64 per share, the closing price of our common stock on December 31, 2015.

(2)	Represents the amount of the severance and bonus payments that would have been payable to each participant upon a change of control on December 31, 2015.
(3)	Represents the amount of the severance and bonus payments that would have been payable to each participant upon a termination of employment by the Company without “cause” or by the executive for “good reason”.
(4)	Reflects the sum of (1) the value of accelerated vesting of options; (2) the value of shares of common stock received upon partial vesting of unvested performance shares; and (3) severance and bonus payments that would have been payable to each participant upon a change of control, in each case as of December 31, 2015.
(5)	Reflects the amounts payable under the executive’s employment agreement as a result of termination of employment due to death or disability as of December 31, 2015.

GRANTS OF PLAN-BASED AWARDS IN 2015

Name	Grant Date		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
			Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Peter G. Traber, M.D.	01/29/2015	(1)									134,000	$3.45	$373,018	(2)
	—			$250,000	(3)
James C. Czirr	01/29/2015	(1)									61,000	$3.45	$169,806	(2)
	—			$87,500	(3)
Harold H. Shlevin, Ph.D.	01/29/2015	(1)									38,000	$3.45	$105,781	(2)
	—			$75,000	(3)
Jack W. Callicutt	01/29/2015	(1)									26,000	$3.45	$72,377	(2)
	—			$72,000	(3)

(1)	Grants of stock options under our 2009 Incentive Compensation Plan in accordance with the Program.
(2)	Represents the grant date fair value of option awards based upon the Black Scholes valuation model made in 2015. For a description of the assumptions used to determine these amounts, see footnote 7 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
(3)	Represents the target amount for the 2015 annual performance bonus awards in accordance with the Program.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2015

The following table sets forth information regarding all outstanding equity awards held by the NEOs at December 31, 2015. The exercise price of the options is set at the closing price of our stock at the date prior to or as of the date of grant. Outstanding options have been approved by our Compensation Committee and our Board of Directors.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Peter G. Traber, M.D.	583,333	(1)	250,002	(1)		6.96	03/07/2021	—	—	—	—
	83,334	(2)	—			7.56	05/26/2021
	420,000	(3)	—			2.08	05/23/2022
	97,711	(4)	36,289	(4)		13.38	01/21/2024
	64,212	(5)	69,788	(5)		3.45	01/29/2025
James C. Czirr	450,000	(6)	50,000	(6)		7.02	06/28/2021	—	—	—	—
	44,483	(4)	16,517	(4)		13.38	01/21/2024
	29,231	(5)	31,769	(5)		3.45	01/29/2025
Harold H. Shlevin, Ph.D.	150,000	(7)	—			2.32	08/27/2022	—	—	—	—
	27,711	(4)	10,289	(4)		13.38	01/21/2024
	18,212	(5)	19,788	(5)		3.45	01/29/2025
Jack W. Callicutt	125,000	(8)	75,000	(8)		4.41	07/01/2023	—	—	—	—
	18,961	(4)	7,039	(4)		13.38	01/21/2024
	12,462	(5)	13,538	(5)		3.45	01/29/2025

(1)	125,000 options vested on March 7, 2011, the grant date, 104,667 options vest on each of the first and second anniversaries of the grant date, 83,333 options vest on each of the third and fourth anniversaries of the grant date and 166,667 options vest on the fifth anniversary of the grant date. The remaining 166,667 options vest upon the achievement of certain milestones. With respect to options that vest on anniversaries, exercise rights are accelerated upon achievement of certain milestones.

(2)	100% of these options vested on May 26, 2011, the grant date.
(3)	120,000 options vested on May 23, 2012, the grant date, 100,000 vest on each of the first, second and third anniversaries of the grant date.
(4)	25% of the options vested on January 21, 2014, the grant date with the remainder vesting ratably on a monthly basis over a three year period.
(5)	25% of the options vested on January 29, 2015, the grant date, with the remainder vesting ratably on a monthly basis over a three year period.
(6)	Options granted on June 28, 2011 and vest at the rate of 25,000 per quarter for 20 quarters beginning September 28, 2011.
(7)	50,000 options vested on August 27, 2012, the grant date, 50,000 options vested on December 31, 2012, 75,000 vested on December 31, 2013 and 75,000 options vested on December 31, 2014. 100,000 options were exercised in 2013.
(8)	These options were granted on July 1, 2013. 25,000 options vested on December 31, 2013, 50,000 options vested on December 31, 2014, 50,000 vested on December 31, 2015 and 75,000 options vest on December 31, 2016.

OPTION EXERCISES IN 2015

The following table sets forth information regarding all exercises of stock options by the NEOs during the 2015 fiscal year.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Peter G. Traber, M.D.	—	—
James C. Czirr	93,168	$236,667
Harold H. Shlevin, Ph.D.	—	—
Jack W. Callicutt	—	—

Pension Benefits

None of our NEOs are covered by a pension plan or similar benefit plan that provides for payment or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our NEOs are covered by a deferred contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

DIRECTOR COMPENSATION

The following table details the total compensation earned by our non-employee directors during the year ended December 31, 2015. See “Executive Compensation” for a description of compensation for Mr. Czirr and Dr. Traber.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards (1) ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Gilbert F. Amelio, Ph.D.	39,708	43,502	—	—	—	83,210
Kevin D. Freeman	33,646	40,003	—	—	—	73,649
Arthur R. Greenberg	36,417	40,003	—	—	—	76,420

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards (1) ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
John Mauldin	28,843	40,003	—	—	—	68,846
Gilbert S. Omenn, M.D., Ph.D.	35,625	45,003	—	—	—	80,628
Steven Prelack	54,583	284,478	—	—	—	339,061
Marc Rubin, M.D.	40,817	47,504	—	—	—	88,321

(1)	Represents the grant date fair value of restricted stock grant awards made during 2015. The Restricted Stock grants in 2015 will vest upon the date of the 2016 Annual Meeting of Shareholders. The number of restricted stock shares awarded in 2015 is as follows: Dr. Amelio 12,166; Mr. Freeman 11,112; Mr. Greenberg 11,112; Mr. Mauldin 11,112; Dr. Omenn 12,618; Mr. Prelack 84,749; and Dr. Rubin 13,880.
(2)	Excludes travel expense reimbursements.
(3)	There were no grants of option awards to directors in 2015. The aggregate number of shares subject to option awards held by each non-employee director (representing unexercised options awards – both exercisable and un-exercisable) at December 31, 2015 is as follows:

Name	Number of Shares Subject to Option Awards Held as of December 31, 2015
Gilbert F. Amelio, Ph.D.	—
Kevin D. Freeman	16,714
Arthur R. Greenberg	34,449
John Mauldin	—
Gilbert S. Omenn, M.D., Ph.D.	—
Steven Prelack	—
Marc Rubin, M.D.	—

TOTAL	51,163

For a more detailed description of the assumptions used for purposes of determining grant date fair value, see Note 7 to the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included in the Form 10-K for the 2015 fiscal year.

We also reimburse our directors for reasonable travel and other related expenses.

Beginning in March 2015, non-employee directors of the Company will receive an annual cash retainer of $35,000. Each Nominating and Corporate Governance Committee member will receive an additional cash retainer of $3,500; each Compensation Committee member will receive an additional cash retainer of $5,000, and each Audit Committee member will receive an additional cash retainer of $7,500. In addition to the annual fee and committee membership retainers, the Nominating and Corporate Governance Committee Chairman will receive an annual cash retainer of $7,000; the Compensation Committee Chairman will receive an annual cash retainer of $10,000; and the Audit Committee Chairman will receive an annual cash retainer of $15,000.

Also beginning in March 2015, non-employee directors will receive annual restricted stock grants under the Company’s equity incentive plan valued at $40,000 as of the grant date and subject to a one-year vesting period. In addition to the annual grant, any new non-employee director will receive an initial restricted stock grant valued at $80,000 as of the grant date and subject to a three-year, quarterly vesting period. The chairman of each committee and lead independent director also received additional restricted stock grants in April 2015 as follows: Audit chair $7,500; Compensation chair $5,000; Nominating and Governance chair $3,500; and Lead Independent Director $7,500.

Compensation Committee Interlocks And Insider Participation

None of our executive officers or directors serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2016, certain information concerning the beneficial ownership of our common stock, Series A preferred stock and Series B preferred stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. The table also sets forth, in its final column, the combined voting power of the voting securities on all matters presented to the stockholders for their approval at the annual meeting, except for such separate class votes as are required by law.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after April 15, 2016 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address(1)	Shares of Common Stock Beneficially Owned(2)		Percent of Common Stock(3)	Shares of Series A Preferred Stock Beneficially Owned		Percent of Series A Preferred Stock(4)	Shares of Series B Preferred Stock Beneficially Owned(5)	Percent of Series B Preferred Stock
5% Stockholders
James C. Czirr	10,830,306	(6)	30.4%	100,000		7.1%	3,000,000	100%
10X Fund, L.P. (10)	9,305,009	(7)	26.6%	—		—	3,000,000	100%
David Smith (11)	—		—	175,000		12.5%	—	—
Fivex LLC (11)	—		—	100,000	(9)	7.1%	—	—
Directors and Other Named Executive Officers
James C. Czirr	10,830,306	(6)	30.4%	100,000		7.1%	3,000,000	100%
Gilbert F. Amelio, Ph.D.	119,961		*	—		—	—	—
Kevin Freeman	186,077	(12)	*	—		—	—	—
Arthur R. Greenberg	143,894		*	—		—	—	—
John Mauldin	42,550		*	—		—	—	—
Gilbert S. Omenn, M.D., Ph.D.	69,228		*	50,000		3.6%	—	—
Steven Prelack	107,189		*	—		—	—	—
Marc Rubin, M.D.	48,581		*	—		—	—	—
Peter G. Traber, M.D.	1,511,841	(9)	5.0%	—		—	—	—

Name and Address(1)	Shares of Common Stock Beneficially Owned(2)		Percent of Common Stock(3)	Shares of Series A Preferred Stock Beneficially Owned	Percent of Series A Preferred Stock(4)	Shares of Series B Preferred Stock Beneficially Owned(5)	Percent of Series B Preferred Stock
Harold H. Shlevin, Ph.D.	270,420		*	—	—	—	—
Jack W. Callicutt	175,766		*	—	—	—	—
All executive officers and directors as a group (11 persons)	13,505,813	(8)	36.0%	150,000	10.7%	3,000,000	100%

*	Less than 1%.
(1)	Except as otherwise indicated, the address for each named person is c/o Galectin Therapeutics Inc., 4960 Peachtree Industrial Blvd., Suite 240, Norcross, GA 30071.

(2)	Includes the following number of shares of our common stock issuable upon exercise of outstanding stock options granted to our named executive officers and directors that are exercisable within 60 days after April 15, 2016.

Directors and Named Executive Officers	Options Exercisable Within 60 Days
Jim C. Czirr	622,000
Kevin Freeman	16,714
Arthur R. Greenberg	34,449
Peter Traber, M.D.	1,404,507
Harold Shlevin, Ph.D.	216,506
Jack Callicutt	174,506

All executive officers and directors as a group	2,468,682

(3)	For each named person and group included in this table, percentage ownership of our common stock is calculated by dividing the number of shares of our common stock beneficially owned by such person or group by the sum of (i) 28,979,179 shares of our common stock outstanding as of April 15, 2016 and (ii) the number of shares of our common stock that such person has the right to acquire within 60 days after April 15, 2016.
(4)	Based on 1,377,500 shares of Series A preferred stock outstanding as of April 15, 2016.
(5)	Includes 900,000 shares of Series B-1 preferred stock and 2,100,000 shares of Series B-2 preferred stock outstanding as of April 15, 2016.
(6)	Includes (i) 600,000 common shares issuable upon conversion of 900,000 shares of Series B-1 preferred stock, (ii) 1,400,000 common shares issuable upon conversion of 2,100,000 shares of Series B-2 preferred stock; (iii) 4,000,000 common shares issuable upon exercise of warrants; (iv) 2,000,000 shares of common stock acquired upon exercise of warrants; and (v) 1,517,009 common shares issued as stock dividends paid on the Series B preferred stock less 212,000 shares sold, as to which Mr. Czirr, in his capacity as a managing member of 10X Capital Management Fund, LLC, a Florida limited liability company and general partner of 10X Fund (referred to herein as 10X Management) has shared voting and investment power, and disclaims beneficial ownership; also includes 16,667 shares of our common stock issuable upon conversion of Series A preferred stock owned by Mr. Czirr.
(7)	Includes (i) 600,000 common shares issuable upon conversion of 900,000 shares of Series B-1 preferred stock; (ii) 1,400,000 common shares issuable upon conversion of 2,100,000 shares of Series B-2 preferred stock; (iii) 4,000,000 common shares issuable upon exercise of warrants; (iv) 2,000,000 shares of common stock acquired upon exercise of warrants, and (v) 1,517,009 common shares issued as stock dividends paid on the Series B preferred stock less 212,000 shares sold, as to which Mr. Czirr, in his capacity as a managing member of 10X Management, the general partner of 10X Fund, has shared voting and investment power, and disclaims beneficial ownership. Mr. Czirr, in his capacity as a managing member of 10X Management, the general partner of 10X Fund, has voting and investment power, and disclaims beneficial ownership, of these securities.
(8)	Includes (i) 6,000,000 common shares issuable upon conversion of the shares of Series B preferred stock and exercise of warrants and (ii) 3,517,009 common shares acquired upon exercise of warrants or issued as stock dividends on the Series B preferred stock net of 212,000 shares sold, as to which Mr. Czirr has voting and investment control but are counted one time for purposes of this total. For additional information about the beneficial ownership of our capital stock by Mr. Czirr, see notes 6.
(9)	Mr. Smith is the manager of Fivex LLC, a Connecticut limited liability company, and may be deemed to have voting and investment control over, but disclaims beneficial ownership of, the shares of Series A preferred stock.
(10)	Contact: c/o 10X Capital Management, LLC 1099 Forest Lake Terrace, Niceville, FL 32578.
(11)	Contact: c/o David Smith 34 Shorehaven Road E., Norwalk, CT 06855.
(12)	Includes 141,720 shares of the Company’s common stock managed by Cross Consulting and Services, LLC, a Texas limited liability company, d/b/a Freeman Global Investment Counsel. Mr. Freeman, in his capacity as CEO of Freeman Global Investment Counsel, has voting and investment control over, but disclaims beneficial ownership of, these shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2015 about the securities issued, or authorized for future issuance, under our equity compensation plans, consisting of our 2001 Stock Incentive Plan, our 2003 Non-Employee Director Stock Incentive Plan, and our 2009 Incentive Compensation Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,925,656	$4.72	1,314,729
Equity compensation plans not approved by security holders (1)	1,416,669	$7.02	—

Total	4,749,286	$5.70	1,314,729

(1)	Represents grants by the Board of Directors for stock options granted to employees and consultants that are outside of the stockholder approved compensation plans. The shares underlying these grants are not registered upon exercise and have six month holding restrictions under Rule 144 of the SEC.

Item 13. Certain Relationships and Related Transactions

Since the beginning of fiscal year 2015, we did not participate in any transactions in which any of the director nominees, Class B directors, executive officers, any beneficial owner of more than 5% of our common stock, nor any of their immediate family members, had a direct or indirect material interest.

Our Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, conduct an appropriate review of, and be responsible for the oversight of, all related party transactions on an ongoing basis. There were no related party transactions in the fiscal year ended December 31, 2015.

Item 14. Principal Accountant Fees and Services

The Company selected Cherry Bekaert LLP as the company’s independent accounting firm in August 2015 replacing McGladrey LLP.

FEES PAID TO CHERRY BEKAERT LLP

Fiscal Year 2015
Audit Fees (1)	$107,000
Audit-Related Fees (3)	10,000
Tax Fees	13,000
Subtotal	—
All Other Fees	—

Total Fees	$130,000

FEES PAID TO MCGLADREY LLP

Fiscal Year 2014
Audit Fees (2)	$237,750
Audit-Related Fees (3)	34,240
Tax Fees	—
Subtotal	—
All Other Fees	—

Total Fees	$257,990

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements dated December 31, 2015 included in our Annual Report on Form 10-K, and review of financial statements included in our Quarterly Reports on Form 10-Q for the quarter ended September 30, 2015. McGladrey LLP performed the reviews of our financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015. Fees paid to McGladrey LLP for the first two quarters of 2015 were $28,000 and are not included in the table.
(2)	Audit Fees. These are fees for professional services for the audit of our annual financial statements dated December 31, 2014 included in our Annual Report on Form 10-K, and review of financial statements included in our Quarterly Reports on Form 10-Q for 2014.
(3)	Audit-Related Fees. These are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including financial disclosures made in our equity finance documentation and registration statements filed with the SEC that incorporate financial statements and the auditors’ report thereon and reviewed with our Audit Committee on financial accounting/reporting standards.

The Audit Committee has considered whether the provision of non-core audit services to Galectin Therapeutics by Cherry Bekaert LLP is compatible with maintaining independence.

Pre-Approval Policy and Procedures

The Audit Committee of our Board of Directors has adopted policies and procedures which set forth the manner in which the Committee will review and approve all services to be provided by the independent auditor before the auditor is retained to provide such services. The policy requires Audit Committee pre-approval of the terms and fees of the annual audit services engagement, as well as any changes in terms and fees resulting from changes in audit scope or other items. The Audit Committee also pre-approves, on an annual basis, other audit services, and audit-related and tax services set forth in the policy, subject to estimated fee levels, on a project basis and aggregate annual basis, which have been pre-approved by the Committee.

All other services performed by the auditor that are not prohibited non-audit services under SEC or other regulatory authority rules must be separately pre-approved by the Audit Committee. Amounts in excess of pre-approved limits for audit services, audit-related services and tax services require separate pre-approval of the Audit Committee.

Our Chief Financial Officer reports quarterly to the Audit Committee on the status of pre-approved services, including projected fees. All of the services reflected in the above table were approved by the Audit Committee.

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

10.50**	Project Addendum Modification, dated March 11, 2016, by and between Galectin Therapeutics, Inc. and PPD Development, L.P.***

16.1	Letter of McGladrey LLP dated September 9, 2015 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 11, 2015.)

21.1*	Subsidiaries of Galectin Therapeutics Inc.

23.1*	Consent of McGladrey LLP, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.3**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.4**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

101.INS*	XBRL Instance document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Previously filed on March 15, 2016, with Galectin Therapeutics, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
**	Filed herewith
#	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Galectin Therapeutics, Inc. has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.
†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2016.

GALECTIN THERAPEUTICS INC.

By:	/s/ PETER G. TRABER
Name: Peter G. Traber, M.D.
Title: Chief Executive Officer and President