Form 10-Q
period 2016-03-31
GALECTIN THERAPEUTICS INC
filed 2016-05-10
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of May 6, 2016 was 28,979,179.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$22,356	$25,846
Prepaid expenses and other current assets	425	554

Total current assets	22,781	26,400

Intangible assets, net	7	8

Total assets	$22,788	$26,408

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,311	$448
Accrued expenses	1,939	845
Accrued dividends payable	—	67

Total current liabilities	3,250	1,360

Total liabilities	3,250	1,360

Commitments and contingencies (Note 8)

Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015, redemption and liquidation value $1,800,000 at March 31, 2016	1,752	1,748
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015, redemption and liquidation value $4,200,000 at March 31, 2016	3,591	3,537
Series C super dividend convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at March 31, 2016 and December 31, 2015, redemption value: $6,408,000, liquidation value: $1,760,000 at March 31, 2016	1,723	1,723

Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 8,001,000 designated at March 31, 2016 and December 31, 2015	—	—
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,377,500 issued and outstanding at March 31, 2016 and December 31, 2015, liquidation value $1,377,500 at March 31, 2016	557	557
Common stock, $0.001 par value; 50,000,000 shares authorized at March 31, 2016 and December 31, 2015, 28,979,179 and 28,825,033 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	28	28
Additional paid-in capital	158,947	157,504
Retained deficit	(147,060)	(140,049)

Total stockholders’ equity	12,472	18,040

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$22,788	$26,408

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Operating expenses:
Research and development	$4,377	$3,136
General and administrative	2,437	1,704

Total operating expenses	6,814	4,840

Total operating loss	(6,814)	(4,840)

Other income (expense):
Interest income	14	14

Total other income (expense)	14	14

Net loss	$(6,800)	$(4,826)

Preferred stock dividends	(153)	(191)
Preferred stock accretion	(57)	(57)

Net loss applicable to common stockholders	$(7,010)	$(5,074)

Net loss per common share — basic and diluted	$(0.24)	$(0.22)
Weighted average common shares outstanding — basic and diluted	28,827	23,062

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,800)	$(4,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	2
Stock-based compensation expense	1,223	935
Loss from equity method investment in Galectin Sciences LLC	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	129	(78)
Accounts payable and accrued expenses	1,957	(344)

Net cash used in operating activities	(3,490)	(4,311)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	4,532

Net cash provided by financing activities	—	4,532

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,490)	221
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,846	29,128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,356	$29,349

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$220	$260

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2016 and the results of its operations for the three months ended March 31, 2016 and 2015 and its cash flows for the three months ended March 31, 2016 and 2015. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2015.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2016, the Company had $22.4 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes that with the cash on hand at March 31, 2016, there is sufficient cash to fund currently planned operations through March 31, 2017. The Company’s ability to fund operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying the Company’s current operating plan, the financial statements do not currently include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Legal and accounting fees	$55	$123
Accrued compensation	439	626
Accrued research and development costs and other	1,445	96

Total	$1,939	$845

3.	Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended March 31,
	2016	2015
Research and development	$254	$317
General and administrative	969	618

Total stock-based compensation expense	$1,223	$935

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2015 through March 31, 2016:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015	3,342,325	$5.70
Granted	277,500	1.37
Exercised	—	—
Options forfeited/cancelled	(18,520)	6.48

Outstanding, March 31, 2016	3,601,305	$5.36

As of March 31, 2015, there was $1,621,000 of unrecognized compensation related to 920,468 unvested options, which is expected to be recognized over a weighted–average period of approximately 2.0 years. The weighted-average grant date fair value for options granted during the three months ended March 31, 2016 and 2015 was $1.05 and $2.78, respectively. The Company granted 277,500 stock options during the three months ended March 31, 2016, of which 69,375 options vested upon grant with the remaining 208,125 options vesting over 3 years. Approximately $73,000 of non-cash, stock-based compensation expense was recorded during the three months ended March 31, 2016 related to the options granted during the quarter that were vested upon the grant date.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Three Months Ended March 31,	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.7%	1.64%
Expected life of the options	6.0 years	6.0 years
Expected volatility of the underlying stock	94%	104%
Expected dividend rate	0%	0%

The following table summarizes the restricted stock grant activity in the Company’s equity incentive plans from December 31, 2015 through March 31, 2016:

Shares
Outstanding, December 31, 2015	754,605
Granted	—
Exercised	—
Options forfeited/cancelled	—

Outstanding, March 31, 2016	754,605

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

4.	Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2015 through March 31, 2016:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015	8,908,586	$3.18
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—

Outstanding, March 31, 2016	8,908,586	$3.18

5.	Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 or level 3 assets or liabilities at March 31, 2016 or December 31, 2015.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	March 31, 2016 (shares)	March 31, 2015 (shares)
Warrants to purchase shares of common stock	8,908,586	5,470,995
Options to purchase shares of common stock	3,601,305	3,419,734
Shares of common stock issuable upon conversion of preferred stock	2,522,936	2,527,103

	15,032,827	11,417,832

7.	Common Stock

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

Shareholder Class Actions and Derivative Lawsuits

Between July 30, 2014, and August 6, 2014, three putative class action complaints were filed in the United States District Court for the District of Nevada (the “Nevada District Court”) against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between January 6, 2014 and July 28, 2014. The complaints allege that the defendants made false or misleading statements in certain press releases and other public statements in violation of the federal securities laws and seek class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaints and intends to vigorously defend against the claims. On August 22, 2014, the Nevada District Court entered an order consolidating the three cases, relieving the defendants of any obligation to respond to the complaints currently on file, and providing that defendants may respond to a consolidated amended complaint after it is filed by a lead plaintiff(s) to be appointed pursuant to the Private Securities Litigation Reform Act of 1995. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative securities class action to the United States District Court for the Northern District of Georgia. On March 24, 2015, the Court appointed a lead plaintiff (“Plaintiff’). Plaintiff filed his Consolidated Class Action Complaint (the “Complaint”) on May 8, 2015. The Complaint asserts claims on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s common stock between October 25, 2013 and July 28, 2014. The Complaint alleges that the Company and certain of its officers and directors (the “Class Action Individual Defendants”) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 through allegedly false or misleading statements in certain SEC filings, press releases and other public statements. The Complaint further alleges that the Class Action Individual Defendants and one of the Company’s shareholders face liability for the alleged Section 10(b) and Rule 10b-5 violations pursuant to Section 20(a) of the Exchange Act. The Complaint seeks class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations and filed a motion to dismiss the Complaint on June 26, 2015. On December 30, 2015, the Court dismissed the putative class action with prejudice and entered a final judgment in favor of the defendants. Plaintiff has filed a notice of appeal seeking review of the dismissal order and final judgment. The appeal has been docketed and is currently pending.

On August 1 and 25, 2014, persons claiming to be Galectin shareholders filed putative shareholder derivative complaints in the Nevada District Court, seeking recovery on behalf of the Company against certain of the Company’s directors and officers. On September 10, 2014, the Nevada District Court entered an order consolidating the two cases, relieving the defendants of any obligation to respond to the initial complaints, and providing that defendants may respond to a consolidated complaint to be filed by the plaintiffs. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative derivative litigation to the United States District Court for the Northern District of Georgia (hereinafter referred to as the “Georgia Federal Derivative Action.”) The plaintiffs filed a consolidated complaint on February 27, 2015. On April 6, 2015, the Company and defendants filed motions to dismiss the consolidated complaint. Rather than respond to those motions, the plaintiffs sought and obtained leave to file an amended complaint. Plaintiffs filed their amended complaint (the “Complaint”) on May 26, 2015. The Complaint alleges that certain of the Company’s directors and officers (the “Derivative Action Individual Defendants”) breached their fiduciary duties to the Company’s shareholders by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s financial and business prospects. The Complaint also alleges that the Derivative Action Individual Defendants violated the federal securities laws by allegedly making false or misleading statements of material fact in the Company’s proxy filings, committed waste of corporate assets, were unjustly enriched, and that certain defendants breached their fiduciary duties through allegedly improper sales of Galectin stock. In addition, the Complaint alleges that the Derivative Action Individual Defendants and one of the Company’s shareholders aided and abetted the alleged breaches of fiduciary duties. The Complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys ‘and experts’ fees. The Company and defendants filed motions to dismiss the Complaint on July 8, 2015. On December 30, 2015, the United States District Court for the Northern District of Georgia dismissed the Georgia Federal Derivative Action with prejudice and entered a final judgment in favor of the defendants. Plaintiffs have filed a notice of appeal seeking review of the dismissal order and final judgment. The appeal has been docketed and is currently pending.

        On August 29, 2014, another alleged Galectin shareholder filed a putative shareholder derivative complaint in state court in Las Vegas, Nevada, seeking recovery on behalf of the Company against the same Galectin directors and officers who are named as defendants in the derivative litigation pending in the Georgia Federal Derivative Action. The plaintiff in the Nevada action subsequently filed first and second amended complaints. The second amended complaint alleges claims for breach of fiduciary duties, unjust enrichment, and waste of corporate assets, based on allegations that are substantially similar to those asserted in the Georgia Federal Derivative Action (except that the Nevada action does not allege violations of the federal securities laws and does not assert any claim against the Galectin shareholder named as a defendant in the Georgia Federal Derivative Action), and seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. The Company and defendants filed motions to dismiss the second amended complaint on April 22, 2015. On April 29, 2015, the plaintiffs in the Georgia Federal Derivative Action filed a motion to intervene in the Nevada action which, among other things, raised questions regarding the Nevada plaintiffs standing. Thereafter, the Nevada plaintiff filed a motion to join additional plaintiffs. At a hearing held on June 11, 2015, the Nevada court: (i) granted the Georgia Federal Derivative Action plaintiffs’ motion to intervene; (ii) directed the Georgia Federal Derivative Action plaintiffs to file a complaint in intervention; (iii) directed the Nevada plaintiff to file a motion for leave to file a further amended complaint to add additional plaintiffs; (iv) stated that the defendants’ motions to dismiss the second amended complaint were denied “at this point;” (v) ordered the Nevada action stayed until December 11 , 2015; and (vi) directed the parties to submit a status report on December 11, 2015, updating the court on the progress and status of the Georgia Federal Derivative Action. On July 9, 2015, pursuant to the Nevada State Court’s instruction, the Georgia Federal Derivative Action plaintiffs filed a complaint-in-intervention in Nevada State Court, asserting similar claims to the ones they alleged in the Georgia Federal Derivative Action described above. On December 11, 2015, further to the Nevada State Court’s instruction, the parties submitted status reports detailing the status of the Georgia Federal Derivative Action. On January 5, 2016, the Nevada State Court held a status conference during which the dismissal of the Georgia Federal Derivative Action was discussed. Subsequent to that conference, on January 19, 2016, the defendants filed a motion to dismiss the Nevada State Court litigation based on the dismissal of the similar Georgia Federal Derivative Action, among other grounds. Defendants’ motion to dismiss was fully briefed to the Nevada court in February 2016. At a hearing on March 3, 2016, the Nevada State Court granted dismissal of the Nevada State Court litigation pending entry of a final order of dismissal. The Nevada State Court issued its order of dismissal on April 1, 2016. Defendants thereafter filed a motion requesting that the Nevada State Court correct certain language in the dismissal order. A decision on the motion is expected by June 2016.

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

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC. As a result, the Company’s ownership percentage in the LLC was 54.2% at December 31, 2014. The Company contributed $687,000 for the LLC expenses in 2015 adjusting the Company’s ownership percentage to 74.7% at December 31, 2015. The Company also contributed $227,000 for the LLC expenses in the quarter ended March 31, 2016 which adjusted the Company’s ownership percentage to 77.9% at March 31, 2016. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

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

•	our early stage of development,

•	we have incurred significant operating losses since our inception and cannot assure you that we will generate revenue or profit,

•	our dependence on additional outside capital,

•	we may be unable to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates,

•	uncertainties related to any litigation, including shareholder class actions and derivative lawsuits filed,

•	uncertainties related to our technology and clinical trials, including expected dates of availability of clinical data,

•	we may be unable to demonstrate the efficacy and safety of our developmental product candidates in human trials,

•	we may be unable to improve upon, protect and/or enforce our intellectual property,

•	we are subject to extensive and costly regulation by the U.S. Food and Drug Administration (FDA) and by foreign regulatory authorities, which must approve our product candidates in development and could restrict the sales and marketing and pricing of such products,

•	competition and stock price volatility in the biotechnology industry,

•	limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports

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

Our product pipeline is shown below:

Indication	Drug	Status

Fibrosis
NASH with Advanced Fibrosis: NASH-CX trial and NASH-FX trial	GR-MD-02	IND submitted January 2013. Results from the Phase 1 clinical trial were reported in 2014, with final results reported in January 2015. End of Phase 1 meeting held with FDA in 2014. Two Phase 2 clinical trials are being conducted. The NASH CX trial, is designed for patients with cirrhosis, and the NASH FX trial is designed for patients with advanced fibrosis but not cirrhosis. The NASH FX trial top line data is expected around end of Q3-2016 and the NASH CX trial top line data is expected around the end of 2017.
Lung Fibrosis	GR-MD-02	In pre-clinical development

Indication	Drug	Status

Kidney Fibrosis	GR-MD-02	In pre-clinical development
Cardiac and Vascular Fibrosis	GR-MD-02 and GM-CT-01	In pre-clinical development

Cancer Immunotherapy
Melanoma	GR-MD-02	Investigator IND submitted in December 2013. Phase 1B study in process. A second Phase 1B study began in Q-1 2016. Investigator IND for that study submitted in September 2015.

Psoriasis
Moderate to Severe Plaque Psoriasis	GR-MD-02	IND submitted March 2015. A phase 2a trial in moderate to severe plaque psoriasis patients began in January 2016. Data is expected around Q3-2016.

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

The second clinical trial is the NASH-FX for patients with NASH advanced fibrosis uses a variety of non-invasive fibrosis assessment technologies. The first patient in this 30 patient study was consented in September 2015, and the study is designed for 15 patients receiving 8 mg/kg of GR-MD-02 and 15 receiving placebo to be treated. That study will evaluate the safety and efficacy of GR-MD-02 for a four month treatment period of bi-weekly infusions of GR-MD-02 on non-invasive measures on liver stiffness as assessed imaging of liver fibrosis using multi-parametric magnetic resonance imaging (LiverMultiScan(R), Perspectum Diagnostics), as the primary endpoint, as well as magnetic resonance-elastography and FibroScan score, as secondary endpoints. Top-line data is expected to be available in the third quarter of 2016.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Research and Development Expense.

	Three Months Ended March 31,		2016 as Compared to 2015 Three Months
	2016	2015	$ Change	% Change
	(In thousands, except %)
Research and development	$4,377	$3,136	$1,241	40%

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

Based on guidance from FDA and in furtherance of its understanding of the GR-MD-02 molecule, we continue to enhance its chemistry, manufacturing and control procedures on GR-MD-02 active pharmaceutical ingredient (API) as well as on the finished, sterile, pharmaceutical dosage form. Various state of the art and cutting-edge analytical technologies are being utilized, for example, to characterize and quantify the backbone vs. side-chain constituents and their quantitation, use of sophisticated linkage analysis with 2-D NMR to provide both qualitative and quantitative information on the proportion of oligomers, degree of methylation, as well as other monoclonal specific antibody techniques to map GR oligomer integrity and distribution. The Company has also characterized how the GR molecule behaves under conditions of forced degradation

Our research and development expenses were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Direct external expenses:
Clinical activities	$3,407	$2,073
Pre-clinical activities	305	442
All other research and development expenses	665	621

	$4,377	$3,136

Clinical programs expenses increased primarily due to costs related to our Phase 2 clinical trials during the three months ended March 31, 2016 as compared to the same period in 2015. As we continue our Phase 2 trials, we expect our clinical activities costs will increase and may fluctuate from quarter to quarter as the trials progress. Pre-clinical activities decreased primarily because we have completed pre-clinical work directly related to our Phase 2 clinical trial program. Other research and development expense increased primarily due to the hiring of our executive director of clinical development in June 2015.

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

General and Administrative Expense.

	Three Months Ended March 31,		2016 as Compared to 2015 Three Months
	2016	2015	$ Change	% Change
	(In thousands, except %)
General and administrative	$2,437	$1,704	$733	43%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the increase in general and administrative expenses for the three-months ended March 31, 2016 as compared to the same period in 2015 is due to recording of severance of $300,000, acceleration of non-cash, stock-based compensation expense of $578,000 related to the termination of the Company’s executive chairman in January 2016.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2016, we raised a net total of $122.5 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At March 31, 2016, we had $22.4 million of unrestricted cash and cash equivalents available to fund future operations. We believe that with the cash on hand at March 31, 2016, there is sufficient cash to fund currently planned operations through March 31, 2017. Our ability to fund operations after our current cash resources are exhausted depends on our ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operations decreased by $821,000 to $3,490,000 for the three months ended March 31, 2016, as compared to $4,311,000 for the three months ended March 31, 2015. Cash operating expenses decreased principally just due to timing of payments for research and development activities related to our clinical trial activity with GR-MD-02.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our 2015 Annual Report on Form 10-K.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at a reasonable assurance level. During the quarter ended March 31, 2016, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None except as discussed in Note 8 to our condensed consolidated financial statements included in this report.

Item 1A.	Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially impact our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

On May 6, 2016, the Company entered into an employment agreement with Dr. Traber (the “Employment Agreement”) for a three year term beginning May 6, 2016. Upon expiration of that term, the Employment Agreement provides that Dr. Traber’s employment with the Company will continue indefinitely for additional one-year terms unless either party provides at least three months’ notice that the employment will not continue beyond the end of the then current term. The Employment Agreement supersedes the prior employment agreement between the Company and Dr. Traber (which was executed on March 7, 2011).

The Employment Agreement provides that Dr. Traber will continue to serve as the Company’s President and Chief Executive Officer during the term thereof. In addition, unless Dr. Traber appoints (subject to any required approval of the Company’s board of directors (the “Board”)) an individual other than himself as Chief Medical Officer, he will continue to serve in that role as well.

The Employment Agreement provides for an initial annual salary in the amount of $512,500, which may be adjusted by the Board in subsequent years based on annual industry surveys of executive compensation in comparable companies. In addition to his salary, Dr. Traber is entitled to (i) an annual performance bonus (which, upon achieving target performance, would equal 50% of his base salary for the applicable year), (ii) an annual equity or equity-based grant in a form and amount determined by the Board, (iii) participate in incentive, retirement, profit-sharing, life, medical, disability and other plans generally available to senior executives of the Company, (iv) up to four weeks vacation, (v) $2,000,000 life insurance coverage and long-term disability insurance at the Company’s expense, and (vi) coverage under certain liability insurance policies maintained by the Company.

If his employment is terminated (i) by the Company without Cause (as defined in the Employment Agreement), or (ii) by Dr. Traber for Good Reason (as defined in the Employment Agreement), the Employment Agreement provides that, subject to his execution of a release of claims against the Company, Dr. Traber will receive (A) severance benefits equal to one year of his then current base salary (paid over time, but subject to Dr. Traber’s ability to request a lump-sum payment if such election does not otherwise violate Section 409A of the Internal Revenue Code of 1986, as amend (the “Code”)), (B) any bonus for the year prior to termination to the extent not otherwise paid prior to such termination, (C) a prorated bonus for the year of termination, (D) COBRA coverage at a reduced premium (or a cash payment in lieu of such reduced-cost coverage) for the two-year period following termination, (E) immediate vesting of all unvested options held by Dr. Traber at the time of his termination, and (F) an extension of the post-termination exercise period of all of his options until the date such options would have otherwise expired if he remained employed by the Company.

The Employment Agreement provides that during its term Dr. Traber will not engage in any business competitive with the Company, whether as employee, consultant, agent, principal, officer, director, shareholder or otherwise. Following employment, the Employment Agreement provides that Dr. Traber will not (i) accept business from the Company’s customers or accounts relating to “competing products” or services of the Company for a period of 12 months, or (ii) render services to any “competing organization” (as such quoted terms are defined in the Employment Agreement) for a period of six months. The Employment Agreement also contains provisions binding Dr. Traber with respect to (A) protection of the Company’s confidential information; (B) requirements to disclose and assign inventions or other intellectual property to the Company; (C) non-solicitation of the Company’s executives, or persons with whom the Company has a business relationship such as investors, suppliers and customers; and (D) advance review and approval of all writings he proposes to publish.

The Employment Agreement states that, other than as set forth above in respect of vesting and expiration following termination of Dr. Traber’s employment by the Company without Cause or by Dr. Traber for Good Reason, the outstanding options that are held by Dr. Traber will remain outstanding pursuant to the agreements governing any such options.

The Employment Agreement provides that, in the event Dr. Traber becomes eligible to receive compensation that would be subject to an excise tax pursuant to Code Section 4999, then, to the extent it would leave Dr. Traber in a better net after-tax position, such payments will be reduced to the extent necessary to avoid said excise tax.

The foregoing description of the Employment Agreement is not complete and is qualified in its entirety by the full text of the agreement, a copy of which is filed as Exhibit 10.1 to this report and incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description of Document	Note Reference

10.1*	Employment Agreement dated May 6, 2016 between Galectin Therapeutics Inc. and Peter G. Traber, M.D.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2016.

GALECTIN THERAPEUTICS INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President (principal executive officer)

/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)