Form 10-Q
period 2016-06-30
GALECTIN THERAPEUTICS INC
filed 2016-08-09
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2016 was 29,280,653.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,003	$25,846
Prepaid expenses and other current assets	239	554

Total current assets	18,242	26,400

Intangible assets, net	5	8

Total assets	$18,247	$26,408

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$932	$448
Accrued expenses	2,636	845
Accrued dividends payable	68	67

Total current liabilities	3,636	1,360

Total liabilities	3,636	1,360

Commitments and contingencies (Note 8)
Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015, redemption and liquidation value $1,800,000 at June 30, 2016	1,756	1,748
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015, redemption and liquidation value $4,200,000 at June 30, 2016	3,645	3,537
Series C super dividend convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at June 30, 2016 and December 31, 2015, redemption value: $6,434,000, liquidation value: $1,760,000 at June 30, 2016	1,723	1,723
Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 8,001,000 designated at June 30, 2016 and December 31, 2015	—	—
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,377,500 issued and outstanding at June 30, 2016 and December 31, 2015, liquidation value $1,377,500 at June 30, 2016	557	557
Common stock, $0.001 par value; 50,000,000 shares authorized at June 30, 2016 and December 31, 2015, 29,280,653 and 28,825,033 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	29	28
Additional paid-in capital	159,788	157,504
Retained deficit	(152,887)	(140,049)

Total stockholders’ equity	7,487	18,040

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$18,247	$26,408

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Operating expenses:
Research and development	$4,226	$2,600	$8,603	$5,736
General and administrative	1,305	2,057	3,742	3,761

Total operating expenses	5,531	4,657	12,345	9,497

Total operating loss	(5,531)	(4,657)	(12,345)	(9,497)

Other income (expense):
Interest income	12	14	26	28

Total other income (expense)	12	14	26	28

Net loss	$(5,519)	$(4,643)	$(12,319)	$(9,469)

Preferred stock dividends	(250)	(230)	(403)	(421)
Preferred stock accretion	(58)	(58)	(115)	(115)

Net loss applicable to common stockholders	$(5,827)	$(4,931)	$(12,837)	$(10,005)

Net loss per common share — basic and diluted	$(0.20)	$(0.21)	$(0.44)	$(0.43)
Weighted average common shares outstanding — basic and diluted	29,023	23,731	29,001	23,398

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,319)	$(9,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	4
Stock-based compensation expense	1,625	1,734
Changes in operating assets and liabilities:
Prepaid expenses and other assets	315	228
Accounts payable and accrued expenses	2,276	205

Net cash used in operating activities	(8,100)	(7,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	257	4,532

Net cash provided by financing activities	257	4,532

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,843)	(2,766)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,846	29,128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,003	$26,362

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$403	$421

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2016 and the results of its operations for the three and six months ended June 30, 2016 and 2015 and its cash flows for the six months ended June 30, 2016 and 2015. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2015.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2016, the Company had $18.0 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes that with the cash on hand at June 30, 2016, there is sufficient cash to fund currently planned operations through June 30, 2017. The Company’s ability to fund operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying the Company’s current operating plan, the financial statements do not currently include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Legal and accounting fees	$191	$123
Accrued compensation	493	626
Accrued research and development costs and other	1,952	96

Total	$2,636	$845

3. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$179	$226	$433	$543
General and administrative	223	574	1,192	1,191

Total stock-based compensation expense	$402	$800	$1,625	$1,734

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2015 through June 30, 2016:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015	3,342,325	$5.70
Granted	277,500	1.37
Exercised	—	—
Options forfeited/cancelled	(120,187)	3.41

Outstanding, June 30, 2016	3,499,638	$5.43

As of June 30, 2016, there was $1,235,000 of unrecognized compensation related to 588,929 unvested options, which is expected to be recognized over a weighted–average period of approximately 1.9 years. The weighted-average grant date fair value for options granted during the three months ended June 30, 2016 and 2015 was $1.05 and $2.78, respectively. The Company granted 277,500 stock options during the three months ended June 30, 2016, of which 69,375 options vested upon grant with the remaining 208,125 options vesting over 3 years. Approximately $73,000 of non-cash, stock-based compensation expense was recorded during the three months ended March 31, 2016 related to the options granted during that quarter that were vested upon the grant date.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2015
Risk-free interest rate	1.7%	1.64%
Expected life of the options	6.0 years	6.0 years
Expected volatility of the underlying stock	94%	104%
Expected dividend rate	0%	0%

The following table summarizes the restricted stock grant activity in the Company’s equity incentive plans from December 31, 2015 through June 30, 2016:

Shares
Outstanding, December 31, 2015	754,605
Granted	—
Exercised	—
Options forfeited/cancelled	—

Outstanding, June 30, 2016	754,605

On March 12, 2015, the Company granted 81,352 shares of restricted stock to non-employee directors as a component of their compensation. A total of 77,784 shares were issued to seven directors representing non-cash compensation cost of $280,000 which will be recognized on a straight-line basis from the grant date through December 15, 2016, when the restricted shares will vest in full. A total of 3,568 shares were issued to two directors, who were not nominated for reelection, representing non-cash compensation cost of $12,845 that will be recognized on a straight-line basis from the grant date through December 15, 2016, when the restricted shares will vest in full.

4. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2015 through June 30, 2016:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015	8,908,586	$3.18
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—

Outstanding, June 30, 2016	8,908,586	$3.18

5. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 or level 3 assets or liabilities at June 30, 2016 or December 31, 2015.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	June 30, 2016 (shares)	June 30, 2015 (shares)
Warrants to purchase shares of common stock	8,908,586	5,370,995
Options to purchase shares of common stock	3,499,638	3,192,325
Shares of common stock issuable upon conversion of preferred stock	2,522,936	2,527,103
Unvested shares of restricted common stock	337,935	337,935

	15,269,095	11,428,358

7. Common Stock

2014 At Market Issuance of Common Stock

On March 30, 2014, the Company entered into an At Market Issuance Sales Agreement (the “2014 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2014 At Market Agreement. In the three months ended June 30, 2016, the Company issued 176,950 share of common stock for net proceeds of approximately $257,000 under the 2014 At Market Agreement. In three months ended March 31, 2015, the Company issued 1,279,416 shares of common stock for net proceeds of approximately $4,532,000 under the 2014 At Market Agreement.

8. Commitments and Contingencies

Shareholder Class Actions and Derivative Lawsuits

Between July 30, 2014, and August 6, 2014, three putative class action complaints were filed in the United States District Court for the District of Nevada (the “Nevada District Court”) against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between January 6, 2014 and July 28, 2014. The complaints allege that the defendants made false or misleading statements in certain press releases and other public statements in violation of the federal securities laws and seek class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations in the complaints and intends to vigorously defend against the claims. On August 22, 2014, the Nevada District Court entered an order consolidating the three cases, relieving the defendants of any obligation to respond to the complaints then on file, and providing that defendants may respond to a consolidated amended complaint to be filed by a lead plaintiff(s) to be appointed pursuant to the Private Securities Litigation Reform Act of 1995. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative securities class action to the United States District Court for the Northern District of Georgia. On March 24, 2015, the Court appointed a lead plaintiff (“Plaintiff’). Plaintiff filed his Consolidated Class Action Complaint (the “Complaint”) on May 8, 2015. The Complaint asserts claims on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s common stock between October 25, 2013 and July 28, 2014. The Complaint alleges that the Company and certain of its officers and directors (the “Class Action Individual Defendants”) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 through allegedly false or misleading statements in certain SEC filings, press releases and other public statements. The Complaint further alleges that the Class Action Individual Defendants and one of the Company’s shareholders face liability for the alleged Section 10(b) and Rule 10b-5 violations pursuant to Section 20(a) of the Exchange Act. The Complaint seeks class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations and filed a motion to dismiss the Complaint on June 26, 2015. On December 30, 2015, the Court dismissed the putative class action with prejudice and entered a final judgment in favor of the defendants. Plaintiff filed a notice of appeal seeking review of the dismissal order and final judgment. The appeal is fully briefed and is currently pending before the United States Court of Appeals for the Eleventh Circuit.

On August 1 and 25, 2014, persons claiming to be Galectin shareholders filed putative shareholder derivative complaints in the Nevada District Court, seeking recovery on behalf of the Company against certain of the Company’s directors and officers. On September 10, 2014, the Nevada District Court entered an order consolidating the two cases, relieving the defendants of any obligation to respond to the initial complaints, and providing that defendants may respond to a consolidated complaint to be filed by the plaintiffs. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative derivative litigation to the United States District Court for the Northern District of Georgia (hereinafter referred to as the “Georgia Federal Derivative Action.”) The plaintiffs filed a consolidated complaint on February 27, 2015. On April 6, 2015, the Company and defendants filed motions to dismiss the consolidated complaint. Rather than respond to those motions, the plaintiffs sought and obtained leave to file an amended complaint. Plaintiffs filed their amended complaint (the “Complaint”) on May 26, 2015. The Complaint alleges that certain of the Company’s directors and officers (the “Derivative Action Individual Defendants”) breached their fiduciary duties to the Company’s shareholders by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s financial and business prospects. The Complaint also alleges that the Derivative Action Individual Defendants violated the federal securities laws by allegedly making false or misleading statements of material fact in the Company’s proxy filings, committed waste of corporate assets, were unjustly enriched, and that certain defendants breached their fiduciary duties through allegedly improper sales of Galectin stock. In addition, the Complaint alleges that the Derivative Action Individual Defendants and one of the Company’s shareholders aided and abetted the alleged breaches of fiduciary duties. The Complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys ‘and experts’ fees. The Company and defendants filed motions to dismiss the Complaint on July 8, 2015. On December 30, 2015, the United States District Court for the Northern District of Georgia dismissed the Georgia Federal Derivative Action with prejudice and entered a final judgment in favor of the defendants. Plaintiffs filed a notice of appeal seeking review of the dismissal order and final judgment. On July 7, 2016, the United States Court of Appeals for the Eleventh Circuit dismissed the appeal as the Plaintiffs failed to timely file their appeal brief.

On August 29, 2014, another alleged Galectin shareholder filed a putative shareholder derivative complaint in state court in Las Vegas, Nevada, seeking recovery on behalf of the Company against the same Galectin directors and officers who are named as defendants in the derivative litigation pending in the Georgia Federal Derivative Action. The plaintiff in the Nevada action subsequently filed first and second amended complaints. The second amended complaint alleges claims for breach of fiduciary duties, unjust enrichment, and waste of corporate assets, based on allegations that are substantially similar to those asserted in the Georgia Federal Derivative Action (except that the Nevada action does not allege violations of the federal securities laws and does not assert any claim against the Galectin shareholder named as a defendant in the Georgia Federal Derivative Action), and seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. The Company and defendants filed motions to dismiss the second amended complaint on April 22, 2015. On April 29, 2015, the plaintiffs in the Georgia Federal Derivative Action (the “Intervenor Plaintiffs”) filed a motion to intervene in the Nevada action which, among other things, raised questions regarding the Nevada plaintiff’s standing. Thereafter, the Nevada plaintiff filed a motion to join additional plaintiffs. At a hearing held on June 11, 2015, the Nevada court: (i) granted the Intervenor Plaintiffs’ motion to intervene; (ii) directed the Intervenor Plaintiffs to file a complaint in intervention; (iii) directed the Nevada plaintiff to file a motion for leave to file a further amended complaint to add additional plaintiffs; (iv) stated that the defendants’ motions to dismiss the second amended complaint were denied “at this point;” (v) ordered the Nevada action stayed until December 11 , 2015; and (vi) directed the parties to submit a status report on December 11, 2015, updating the court on the progress and status of the Georgia Federal Derivative Action. On July 9, 2015, pursuant to the Nevada State Court’s instruction, the Intervenor Plaintiffs filed a complaint-in-intervention in Nevada State Court, asserting similar claims to the ones they alleged in the Georgia Federal Derivative Action described above. On December 11, 2015, further to the Nevada State Court’s instruction, the parties submitted status reports detailing the status of the Georgia Federal Derivative Action. On January 5, 2016, the Nevada State Court held a status conference during which the dismissal of the Georgia Federal Derivative Action was discussed. Subsequent to that conference, on January 19, 2016, the defendants filed a motion to dismiss the Nevada State Court litigation based on the dismissal of the similar Georgia Federal Derivative Action, among other grounds. Defendants’ motion to dismiss was fully briefed to the Nevada court in February 2016. At a hearing on March 3, 2016, the Nevada State Court granted dismissal of the Nevada State Court litigation pending entry of a final order of dismissal. The Nevada State Court issued its order of dismissal on April 1, 2016. Defendants thereafter filed a motion requesting that the Nevada State Court correct certain language in the dismissal order. In an order dated June 10, 2016, the Nevada State Court denied Defendants’ motion seeking correction of certain language in the dismissal order. On June 21, 2016, Notice of Entry of the Nevada State Court’s order dismissing the Nevada State Court litigation was docketed. The Nevada plaintiff and Intervenor Plaintiffs have filed notices of appeal seeking review of the Nevada State Court’s dismissal order.

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

9. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC. As a result, the Company’s ownership percentage in the LLC was 54.2% at December 31, 2014. The Company contributed $687,000 for the LLC expenses in 2015 adjusting the Company’s ownership percentage to 74.7% at December 31, 2015. The Company also contributed $441,000 for the LLC expenses in the six months ended June 30, 2016 which adjusted the Company’s ownership percentage to 80.2% at June 30, 2016. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

10. Recent Account Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. This standard is not expected to have a material impact on our financial position, results of operations or statements of cash flows upon adoption.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through June 30, 2017; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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

Our product pipeline is shown below:

Indication	Drug	Status

Fibrosis
NASH with Advanced Fibrosis: NASH-CX trial and NASH-FX trial	GR-MD-02	IND submitted January 2013. Results from the Phase 1 clinical trial were reported in 2014, with final results reported in January 2015. End of Phase 1 meeting held with FDA in 2014. Two Phase 2 clinical trials are being conducted. The NASH CX trial, is designed for patients with cirrhosis, and the NASH FX trial is designed for patients with advanced fibrosis but not cirrhosis. The NASH FX trial top line data is expected around end of September 2016 and the NASH CX trial top line data is expected in December 2017.
Lung Fibrosis	GR-MD-02	In pre-clinical development

Indication	Drug	Status

Kidney Fibrosis	GR-MD-02	In pre-clinical development
Cardiac and Vascular Fibrosis	GR-MD-02 and GM-CT-01	In pre-clinical development

Cancer Immunotherapy
Melanoma	GR-MD-02	Investigator IND submitted in December 2013. Phase 1B study in process. A second Phase 1B study began in Q-1 2016. Investigator IND for that study submitted in September 2015.

Psoriasis
Moderate to Severe Plaque Psoriasis	GR-MD-02	IND submitted March 2015. A phase 2a trial in moderate to severe plaque psoriasis patients began in January 2016. Interim data on the first four patients were positive and were reported in May 2016. Further data is expected around the end of September 2016.

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

This serendipitous finding, combined with galectin-3 protein being markedly upregulated in the capillary epithelia (small blood vessels) of the psoriatic dermis (plaque lesions), led to a phase 2a trial in patients with moderate to severe plaque psoriasis. GR-MD-02 inhibition of galectin-3 may attenuate capillary changes in the psoriatic dermis and inflammatory recruitment, perhaps explaining the improvements observed in the NASH fibrosis trial patient. In this open-label, unblinded trial (no placebo, all patients knowingly receive active drug), 10 patients with moderate to severe plaque psoriasis are administered GR-MD-02 every two weeks for 12 weeks. In May 2016, we reported positive results on the first four patients after 12 weeks of therapy. Based on these results, we modified the trial to include 24 weeks of therapy. We anticipate top line data for at least 5 patients who have received 24 weeks of therapy in this trial by the end of the third quarter of 2016.

Results of Operations

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Research and Development Expense.

	Three Months Ended June 30,		Six Months Ended June 30,		2016 as Compared to 2015
					Three Months		Six Months
	2016	2015	2016	2015	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$4,226	$2,600	$8,603	$5,736	$1,626	63%	$2,867	50%

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

Our research and development expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Direct external expenses:
Clinical programs	$3,366	$1,708	$6,772	$3,781
Pre-clinical activities	269	350	574	791
All other research and development expenses	591	542	1,257	1,164

	$4,226	$2,600	$8,603	$5,736

Clinical programs expenses increased primarily due to costs related to our Phase 2 clinical trials during the three and six months ended June 30, 2016 as compared to the same period in 2015. As we continue our Phase 2 trials, we expect our clinical activities costs will increase and may fluctuate from quarter to quarter as the trials progress. Pre-clinical activities decreased primarily because we have completed pre-clinical work directly related to our Phase 2 clinical trial program. Other research and development expense increased primarily due to the hiring of our executive director of clinical development in June 2015.

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

General and Administrative Expense.

	Three Months Ended June 30,		Six Months Ended June 30,		2016 as Compared to 2015
					Three Months		Six Months
	2016	2015	2016	2015	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,305	$2,057	$3,742	$3,761	$(752)	(37%)	$(19)	(1)%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease in general and administrative expenses for the three-months ended June 30, 2016 as compared to the same period in 2015 were decreases in non-cash, stock-based compensation expense, legal and accounting fees. For the six months ended June 30, 2016, there was a decrease in legal and accounting fees offset by an increase in investor and public relations expenses.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2016, we raised a net total of $122.8 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At June 30, 2016, we had $18.0 million of unrestricted cash and cash equivalents available to fund future operations. We believe that with the cash on hand at June 30, 2016, there is sufficient cash to fund currently planned operations through June 30, 2017. Our ability to fund operations after our current cash resources are exhausted depends on our ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operations increased by $802,000 to $8,100,000 for the six months ended June 30, 2016, as compared to $7,298,000 for the six months ended June 30, 2015. Cash operating expenses increased principally due to research and development activities related to our clinical trial activity with GR-MD-02.

Net cash provided by financing activities the six months ended June 30, 2016 and 2015, of $257,000 and $4,532,000, respectively, represent net proceeds from the sale of common stock.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level. During the quarter ended June 30, 2016, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None except as discussed in Note 8 to our condensed consolidated financial statements included in this report.

Item 1A.	Risk Factors

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2016.

GALECTIN THERAPEUTICS INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President (principal executive officer)

/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)