Form 10-Q
period 2016-09-30
GALECTIN THERAPEUTICS INC
filed 2016-11-08
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock as of November 4, 2016 was 29,396,619.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	December 31, 2015
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,059	$25,846
Prepaid expenses and other current assets	53	554

Total current assets	16,112	26,400

Intangible assets, net	3	8

Total assets	$16,115	$26,408

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$652	$448
Accrued expenses	3,435	845
Accrued dividends payable	—	67

Total current liabilities	4,087	1,360

Total liabilities	4,087	1,360

Commitments and contingencies (Note 9)
Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at December 31, 2015 (Note 8)	—	1,748
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at December 31, 2015 (Note 8)	—	3,537
Series C super dividend convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at September 30, 2016 and December 31, 2015, redemption value: $6,355,000, liquidation value: $1,760,000 at September 30, 2016	1,723	1,723
Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 8,001,000 designated at September 30, 2016 and December 31, 2015	—	—
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,377,500 issued and outstanding at June 30, 2016 and December 31, 2015, liquidation value $1,377,500 at September 30, 2016	557	557
Series B-1 12% convertible preferred stock; 900,000 shares authorized, issued and outstanding at September 30, 2016, liquidation value $1,800,000 at September 30, 2016 (Note 8)	1,760	—
Series B-2 12% convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at September 30, 2016, liquidation value $4,200,000 at September 30, 2016 (Note 8)	3,697	—
Series B-3 8% convertible preferred stock; 1,500,000 shares authorized, issued and outstanding at September 30, 2016, liquidation value $1,500,000 at September 30, 2016 (Note 8)	610	—
Common stock, $0.001 par value; 50,000,000 shares authorized at September 30, 2016 and December 31, 2015, 29,396,619 and 28,825,033 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	29	28
Additional paid-in capital	162,176	157,504
Retained deficit	(158,524)	(140,049)

Total stockholders’ equity	10,305	18,040

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$16,115	$26,408

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Operating expenses:
Research and development	$3,289	$4,464	$11,892	$10,200
General and administrative	1,248	1,435	4,990	5,196

Total operating expenses	4,537	5,899	16,882	15,396

Total operating loss	(4,537)	(5,899)	(16,882)	(15,396)

Other income (expense):
Interest income	11	12	37	40

Total other income (expense)	11	12	37	40

Net loss	$(4,526)	$(5,887)	$(16,845)	$(15,356)

Preferred stock dividends	(63)	(208)	(466)	(629)
Preferred stock accretion	(56)	(57)	(171)	(172)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(991)	—	(991)	—

Net loss applicable to common stockholders	$(5,636)	$(6,152)	$(18,473)	$(16,157)

Net loss per common share — basic and diluted	$(0.19)	$(0.26)	$(0.64)	$(0.69)
Weighted average common shares outstanding — basic and diluted	29,282	23,793	29,045	23,531

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,845)	$(15,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	6
Stock-based compensation expense	2,001	2,527
Changes in operating assets and liabilities:
Prepaid expenses and other assets	501	350
Accounts payable and accrued expenses	2,794	91

Net cash used in operating activities	(11,544)	(12,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series B-3 preferred stock and warrants	1,500	—
Net proceeds from issuance of common stock and warrants	257	4,573

Net cash provided by financing activities	1,757	4,573

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,787)	(7,809)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,846	29,128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,059	$21,319

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$534	$629

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 2016 and the results of its operations for the three and nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015. All adjustments made to the interim financial statements include all those of a normal and recurring nature. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2015.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2016, the Company had $16.1 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes that with the cash on hand at September 30, 2016, there is sufficient cash to fund currently planned operations through August 2017. The Company’s ability to fund operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying the Company’s current operating plan, the financial statements do not currently include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Legal and accounting fees	$192	$123
Accrued compensation	576	626
Accrued research and development costs and other	2,667	96

Total	$3,435	$845

3. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$165	$237	$598	$780
General and administrative	211	556	1,403	1,747

Total stock-based compensation expense	$376	$793	$2,001	$2,527

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2015 through September 30, 2016:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015	3,342,325	$5.70
Granted	277,500	1.37
Exercised	—	—
Options forfeited/cancelled	(120,187)	3.41

Outstanding, September 30, 2016	3,499,638	$5.43

As of September 30, 2016, there was $875,000 of unrecognized compensation related to 445,149 unvested options, which is expected to be recognized over a weighted–average period of approximately 1.76 years.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Nine Months Ended September 30,	Six Months Ended June 30,
	2016	2015
Risk-free interest rate	1.7%	1.58%
Expected life of the options	6.0 years	6.0 years
Expected volatility of the underlying stock	94%	114%
Expected dividend rate	0%	0%

The following table summarizes the restricted stock grant activity in the Company’s equity incentive plans from December 31, 2015 through September 30, 2016:

Shares
Outstanding, December 31, 2015	754,605
Granted	—
Exercised	—
Options forfeited/cancelled	—

Outstanding, September 30, 2016	754,605

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

4. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2015 through September 30, 2016:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015	8,908,586	$3.18
Granted	1,544,258	3.00
Exercised	—	—
Forfeited/cancelled	—	—

Outstanding, June 30, 2016	10,452,844	$3.17

5. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 or level 3 assets or liabilities at September 30, 2016 or December 31, 2015.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	September 30, 2016 (shares)	September 30, 2015 (shares)
Warrants to purchase shares of common stock	10,452,844	5,370,995
Options to purchase shares of common stock	3,499,638	3,342,325
Shares of common stock issuable upon conversion of preferred stock	3,415,285	2,522,936
Unvested shares of restricted common stock	337,935	337,935

	17,705,702	11,574,191

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

8. Preferred Stock

On September 22, 2016, the Company entered into a securities purchase agreement (the “B-3 Agreement”) pursuant to which it agreed to issue and sell to 10X Fund LP: (i) 1.500,000 shares its Series B-3 convertible preferred stock (“Series B-3 preferred stock” or “Series B-3”) with an aggregate stated value and proceeds of $1.5 million and convertible into 892,349 shares of common stock, and (ii) warrants to purchase up to 669,262 shares of common stock. Also, pursuant to agreements signed on September 22, 2016 with 10X Fund LP, the Company issued 875,000 warrants to purchase common stock in exchange in exchange for the 10X Fund LP agreeing not to sell any shares of common or preferred stock in the Company for 18 months, except in limited circumstances. Additionally, as previously agreed to by the 10X Fund LP, the sole holder of the Company’s Series B-1 convertible preferred stock (the “Series B-1”), Series B-2 convertible preferred stock (the “Series B-2”) and Series B-3 preferred stock (collectively, with the Series B-1 and Series B-2, the “Series B”), in the Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B preferred stock we removed the ability of the holders of the Series B to cause a redemption of their shares of Series B. Accordingly, the Company accounted for the removal of this redemption feature as a modification and reclassified the Series B-1 and Series B-2 preferred stock into permanent equity at September 30, 2016.

The terms of the Series B-3 are as follows:

Dividends. Holders of the Series B-3 will be entitled to receive cumulative dividends at the rate of 8% per share per annum (compounding monthly) payable quarterly which may, at the Company’s option, be paid in cash or common stock. Dividends payable in shares of Common Stock will be valued at 100% of the volume weighted average price of the Common Stock for the 20 consecutive trading days prior to the dividend payment date. If the Company does not pay any dividend on the Series B, dividends will accrue at the rate of 15% per annum (compounding monthly).

Conversion Rights. The 1,500,000 shares of B-3 convertible preferred stock are convertible into 892,349 shares of common stock at the option of the holder at any time.

Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Series B-3 will receive $1 per share plus accrued and unpaid dividends, payable prior and in preference to any distributions to the holders of Common Stock but pari passu with the holders of the Series B-1, Series B-2 and Series A 12% Convertible Preferred Stock.

Voting Rights. Except as noted below, the holder of each share of Series B-3 shall be entitled to the number of votes equal to the number of shares of Common Stock into which such share of Series B-3 would be convertible, and shall otherwise have voting rights and powers equal to the voting rights and powers of the Common Stock. With respect to the election of directors, the holders of the Series B-3, together with the holders of Series B-1 and Series B-2, shall vote together as a separate class to elect two (2) members of the Board of Directors (the “Series B Directors”), and the Company shall take all reasonably necessary or desirable actions within its control (including, without limitation, calling special meetings of the Board of Directors, nominating such persons designated by the holders of the Series B as directors on the applicable proxy statements and recommending their election) to permit the holders of the Series B to appoint three additional (3) members of the Board of Directors (the “Series B Nominees”), who shall be subject to election by all shares of voting stock of the Company voting together as a single group,) until there are no longer any shares of Series B outstanding. The holders of Series B shall vote together with the holders of Common Stock and other voting capital stock of the Company to elect all other members of the Board of Directors.

Other Restrictions. So long as any shares of the Series B remain outstanding, the Company may not, without the approval of the holders of a majority of the shares of Series B outstanding, among other things, (i) change the size of the Company’s Board of Directors; (ii) amend or repeal the Company’s Articles of Incorporation or Bylaws or file any articles of amendment designating the preferences, limitations and relative rights of any series of preferred stock, that would alter or change the preferences, rights, privileges or powers of, or restriction provided for the benefit of the Series B; (iii) create or increase the authorized amount of any additional class or series of shares of stock that is equal to or senior to Series B; (iv) increase or decrease the authorized number of shares of the Series B; (v) purchase, redeem or otherwise acquire for value any shares of any class of capital stock; (vi) merge or consolidate the Company into or with any other corporation or sell, assign, lease, pledge, encumber or otherwise dispose of all or substantially all of the Company’s assets or those of any subsidiary; (vii) voluntarily or involuntarily liquidate, dissolve or wind up the Company or the Company’s business; (viii) pay or declare dividends on any capital stock other than the Preferred Stock, unless the Series B share ratably in such dividend and all accrued dividends payable with respect to the Series B have been paid prior to the payment or declaration of such dividend; (ix) acquire an equitable interest in, or the assets or business of any other entity in any form of transaction; (x) create or commit us to enter into a joint venture, licensing agreement or exclusive marketing or other distribution agreement with respect to the Company’s products, other than in the ordinary course of business; (xi) permit the Company or any subsidiary to sell or issue any security of such subsidiary to any person or entity other than the Company; (xii) enter into, create, incur, assume or guarantee any indebtedness for borrowed money of any kind (other than indebtedness existing on the initial closing date and approved by Series B shareholders); (xiii) enter into, create, incur or assume any liens of any kind (other than certain permitted liens); (xiv) issue any common stock or common stock equivalents; (xv) increase the number of shares of the Company’s common stock that may be issued pursuant to options, warrants or rights to employees, directors, officers, consultants or advisors above the number of shares that were authorized for issuance under our 2001 Stock Incentive Plan, 2003 Non-Employee Director Stock Incentive Plan and 2009 Incentive Compensation Plan as of September 9, 2016.

Warrants. All warrants issued in the Series B-3 transaction are exercisable at $3.00 per share of common stock at any time on or after the date of issuance until the seventh anniversary of the respective issue date.

The fair value of the warrants issued in connection with the Series B-3 was $2,262,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 95%, risk free interest rate of 1.42% and zero dividends. The Company allocated the gross proceeds of $1.5 million based on the relative fair value of the Series B-3 and the related warrants, resulting in $890,000 of the proceeds being allocated to additional paid-in capital and $610,000 being allocated to the Series B-3.

The Company analyzed the Series B-3, post-allocation of the gross proceeds, and determined that there was a beneficial conversion feature at the dates of issuance. Because the closing price of the common stock on the closing date was greater than the effective conversion price, an embedded beneficial conversion feature of the Series B-3 amounting to $991,000 was charged to additional paid in capital and accumulated deficit.

9. Commitments and Contingencies

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

On August 1 and 25, 2014, persons claiming to be Galectin shareholders filed putative shareholder derivative complaints in the Nevada District Court, seeking recovery on behalf of the Company against certain of the Company’s directors and officers. On September 10, 2014, the Nevada District Court entered an order consolidating the two cases, relieving the defendants of any obligation to respond to the initial complaints, and providing that defendants may respond to a consolidated complaint to be filed by the plaintiffs. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative derivative litigation to the United States District Court for the Northern District of Georgia (hereinafter referred to as the “Georgia Federal Derivative Action.”) The plaintiffs filed a consolidated complaint on February 27, 2015. On April 6, 2015, the Company and defendants filed motions to dismiss the consolidated complaint. Rather than respond to those motions, the plaintiffs sought and obtained leave to file an amended complaint. Plaintiffs filed their amended complaint (the “Complaint”) on May 26, 2015. The Complaint alleges that certain of the Company’s directors and officers (the “Derivative Action Individual Defendants”) breached their fiduciary duties to the Company’s shareholders by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s financial and business prospects. The Complaint also alleges that the Derivative Action

Individual Defendants violated the federal securities laws by allegedly making false or misleading statements of material fact in the Company’s proxy filings, committed waste of corporate assets, were unjustly enriched, and that certain defendants breached their fiduciary duties through allegedly improper sales of Galectin stock. In addition, the Complaint alleges that the Derivative Action Individual Defendants and one of the Company’s shareholders aided and abetted the alleged breaches of fiduciary duties. The Complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. The Company and defendants filed motions to dismiss the Complaint on July 8, 2015. On December 30, 2015, the United States District Court for the Northern District of Georgia dismissed the Georgia Federal Derivative Action with prejudice and entered a final judgment in favor of the defendants. Plaintiffs filed a notice of appeal seeking review of the dismissal order and final judgment. On July 7, 2016, the United States Court of Appeals for the Eleventh Circuit dismissed the appeal as the Plaintiffs failed to timely file their appeal brief. In September 2016, the Board received a demand letter from one of the plaintiffs in the Georgia Federal Derivative Action. The demand letter, among other things, requests that the Board investigate the conduct alleged in the Complaint and implement certain remedial measures purportedly designed to address the alleged conduct. It is expected that the Board will consider the demand letter in due course and in light of the related pending shareholder litigation described herein.

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

10. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC. As a result, the Company’s ownership percentage in the LLC was 54.2% at December 31, 2014. The Company contributed $687,000 for the LLC expenses in 2015 adjusting the Company’s ownership percentage to 74.7% at December 31, 2015. The Company also contributed $618,000 for the LLC expenses in the nine months ended September 30, 2016 which adjusted the Company’s ownership percentage to 81.8% at September 30, 2016. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

11. Recent Account Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. This standard is not expected to have a material impact on our financial position, results of operations or statements of cash flows upon adoption.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”), which would require disclosure of uncertainties about an entity’s ability to continue as a going concern. The new guidance is effective for the annual period ending after December 15, 2016 and for interim periods thereafter. Early application is permitted. We plan to adopt ASU 2014-15 beginning December 31, 2016.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” This ASU provides new guidance on eight specific cash flow issues related to how such cash receipts and cash payments should be presented in a statement of cash flows. This ASU is effective for us beginning after January 1, 2018. We are currently assessing the impact the adoption of this update will have on our consolidated cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through August 2017; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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

Our product pipeline is shown below:

Indication	Drug	Status

Fibrosis
NASH with Advanced Fibrosis: NASH-CX trial and NASH-FX trial	GR-MD-02	IND submitted January 2013. Results from the Phase 1 clinical trial were reported in 2014, with final results reported in January 2015. End of Phase 1 meeting held with FDA in 2014. Two Phase 2 clinical trials are being conducted. The NASH CX trial, is designed for patients with cirrhosis, and the NASH FX trial is designed for patients with advanced fibrosis but not cirrhosis. The NASH FX trial top line data was reported in September 2016 and the NASH CX trial top line data is expected in December 2017.

Lung Fibrosis	GR-MD-02	In pre-clinical development

Kidney Fibrosis	GR-MD-02	In pre-clinical development

Cardiac and Vascular Fibrosis	GR-MD-02 and GM-CT-01	In pre-clinical development

Cancer Immunotherapy
Melanoma	GR-MD-02	Investigator IND submitted in December 2013. Phase 1B study in process. A second Phase 1B study began in Q-1 2016. Investigator IND for that study submitted in September 2015.

Psoriasis
Moderate to Severe Plaque Psoriasis	GR-MD-02	IND submitted March 2015. A phase 2a trial in moderate to severe plaque psoriasis patients began in January 2016. Interim data on the first four patients were positive and were reported in May 2016. Further data was reported in September 2016.

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

Additionally, an open label drug-drug interaction study was completed during the second quarter of 2015 with GR-MD-02 and it showed that with 8 mg/kg dose of GR-MD-02 and 2 mg/kg dose of midazolam there was no drug-drug interaction and no serious adverse events or drug-related adverse events were observed. This study was required by the U.S. Food and Drug Administration (FDA) and the primary objective was to determine if single or multiple intravenous (IV) doses of GR-MD-02 affect the pharmacokinetics (PK) of midazolam. The secondary objective was to assess the safety and tolerability of GR-MD-02 when administered concomitantly with midazolam. The lack of a drug interaction in this study enabled Galectin to expand the number of patients eligible for its Phase 2 clinical trial. In addition, should GR-MD-02 be approved for marketing, the success of this study supports a broader patient population for the drug label.

Our Phase 2 program in fibrotic disease consists of two separate human clinical trials. The first clinical trial is the Phase 2b NASH-CX study for patients with NASH with cirrhosis, which began enrolling in June 2015. This study is the primary focus of our program and is a randomized, placebo-controlled, double-blind, parallel-group Phase 2 trial to evaluate the safety and efficacy of GR-MD-02 for the treatment of liver fibrosis and resultant portal hypertension in patients with NASH cirrhosis. Enrollment in this trial was completed in September 2016, and a total of 162 patients at 36 sites in the United States were be randomized to receive either 2 mg/kg of GR-MD-02, 8 mg/kg of GR-MD-02 or placebo, with approximately 54 patients in each group. The primary endpoint is a reduction in change in hepatic venous pressure gradient (HVPG). Patients are receiving an infusion every other week for one year, total of 26 infusions, and will be evaluated to determine the change in HVPG as compared with placebo. HVPG will be correlated with secondary endpoints of fibrosis on liver biopsy as well as with measurement of liver stiffness (FibroScan(R)) and assessment of liver metabolism (13C-methacetin breath test, Exalenz), which are non-invasive measures of the liver that may be used in future studies. Data readout is expected by the end of 2017.

The second trial, our Phase 2a pilot trial NASH-FX for patients with NASH advanced fibrosis, is now complete. It was a shorter, four-month trial in 30 NASH patients with advanced fibrosis, but not cirrhosis, randomized 1:1 to either 9 bi-weekly doses of 8 mg/kg of GR-MD-02 or placebo. The trial did not meet its primary biomarker endpoint as measured using multi-parametric magnetic resonance imaging (LiverMultiScan(R), Perspectum Diagnostics). The trial also did not meet secondary endpoints that measure liver stiffness as a surrogate for fibrosis using, magnetic resonance-elastography and FibroScan score. We, and many experts in the field, now believe that a four month treatment period is not sufficient to show efficacy results. This small study was not powered for the secondary endpoints and thus, not surprisingly did not meet the secondary endpoints. In the trial, GR-MD-02 was found to be safe and well tolerated among the patient population with no serious adverse events.

Although there was no apparent improvement in the three non-invasive tests for assessment of liver fibrosis in the four-month NASH-FX trial, the principal investigator of the NASH-FX trial has stated that the inhibition of galectin-3 with GR-MD-02 remains promising for the treatment of NASH fibrosis. Of note is that GR-MD-02 has demonstrated an improved clinical effect in moderate-to-severe psoriasis, suggesting the compound has activity in a human disease that can occur in association with NASH. We believe our drug candidate provides a promising new approach for the therapy of fibrotic diseases, and liver fibrosis in particular. Fibrosis is the formation of excess connective tissue (collagen and other proteins plus cellular elements such as myofibroblasts) in response to damage, inflammation or repair. When the fibrotic tissue becomes confluent, it obliterates the cellular architecture, leading to scarring and dysfunction of the underlying organ. Given galectin-3’s broad biological functionality, it has been demonstrated to be involved in cancer, inflammation and fibrosis, heart disease, renal disease and stroke. We have further demonstrated the broad applicability of the actions of our galectin-3 inhibitor’s biological effect in ameliorating fibrosis involving lung, kidney and cardiac tissues in a variety of animal models.

The focus and goal of the therapeutic program is to stop the progression of and reverse the fibrosis in the liver and, thereby improve liver function and prevent the development of complications of fibrosis/cirrhosis and liver-related mortality in patients.

Cancer Immunotherapy. We believe there is potential for galectin inhibition to play a key role in the burgeoning area of cancer immunotherapy. For example, there have been several recent approvals of drugs that enhance a patient’s immune system to fight cancer. It is our goal to use a galectin inhibitor to enhance the immune system function to fight cancer in a way that complements other approaches to this type of therapy. Our drug candidates provide a promising new therapeutic approach to enhance the activity of the immune system against cancer cells. Preclinical studies have indicated that GR-MD-02 enhances the immune response to cancer cells, increased tumor shrinkage and enhanced survival in immune competent mice with prostate, breast, melanoma and sarcoma cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1. These preclinical data led to the filing of an Investigator-sponsored IND and the initiation of a study of GR-MD-02 in combination with Yervoy® (ipilimumab) in a Phase 1B study of patients with metastatic melanoma. This study is being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI). A second study with Keytruda and GRMD-02 is conducted by EACRI began enrolling by April 2016.

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

This serendipitous finding, combined with galectin-3 protein being markedly upregulated in the capillary epithelia (small blood vessels) of the psoriatic dermis (plaque lesions), led to a phase 2a trial in patients with moderate to severe plaque psoriasis. GR-MD-02 inhibition of galectin-3 may attenuate capillary changes in the psoriatic dermis and inflammatory recruitment, perhaps explaining the improvements observed in the NASH fibrosis trial patient. In this open-label, unblinded trial (no placebo, all patients knowingly receive active drug), 4 patients with moderate to severe plaque psoriasis were administered GR-MD-02 every two weeks for 12 weeks. In May 2016, we reported positive results on the first four patients after 12 weeks of therapy. Based on these results, we modified the trial to include 24 weeks of therapy. In August 2016, we reported on four patients after 24 weeks of therapy and one patient after 12 weeks of therapy. The four patients who received 24 weeks of therapy experienced an average of 48% improvement in their plaque psoriasis. However, there are existing drugs on the market in this disease that produce 75% and higher improvements. While we are encouraged that this study has demonstrated clinically meaningful results in a human disease with GR-MD-02, we do not expect to conduct further trials in this area absent a strategic partnership.

Results of Operations

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Research and Development Expense.

	Three Months Ended September 30,		Nine Months Ended September 30,		2016 as Compared to 2015
					Three Months		Nine Months
	2016	2015	2016	2015	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$3,289	$4,464	$11,892	$10,200	$(1,175)	(26%)	$1,692	17%

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

Our research and development expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Direct external expenses:
Clinical programs	$2,499	$3,459	$9,272	$7,240
Pre-clinical activities	213	386	787	1,178
All other research and development expenses	577	619	1,833	1,782

	$3,289	$4,464	$11,892	$10,200

As we continue our Phase 2 trials, we expect our clinical programs costs will increase and may fluctuate from quarter to quarter as the trials progress. Pre-clinical activities decreased primarily because we have completed pre-clinical work directly related to our Phase 2 clinical trial program. Other research and development expense increased for the nine months ended September 30, 2016 primarily due to the hiring of our executive director of clinical development in June 2015.

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

General and Administrative Expense.

	Three Months Ended September 30,		Nine Months Ended September 30,		2016 as Compared to 2015
					Three Months		Nine Months
	2016	2015	2016	2015	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,248	$1,435	$4,990	$5,196	$(187)	(13%)	$(206)	(4)%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease in general and administrative expenses for the three-months ended September 30, 2016 as compared to the same period in 2015 were decreases in non-cash, stock-based compensation expense partially offset by higher legal and accounting fees. For the nine months ended September 30, 2016, there was a decrease in non-cash, stock-based compensation expense partially offset by an increase in investor and public relations and legal expenses.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of September 30, 2016, we raised a net total of $124.3 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At September 30, 2016, we had $16.1 million of unrestricted cash and cash equivalents available to fund future operations. We believe that with the cash on hand at September 30, 2016, there is sufficient cash to fund currently planned operations through August 2017. Our ability to fund operations after our current cash resources are exhausted depends on our ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operations decreased by $838,000 to $11,544,000 for the nine months ended September 30, 2016, as compared to $12,382,000 for the nine months ended September 30, 2015. Cash operating expenses decreased principally due to timing of payments of research and development activities related to our clinical trial activity with GR-MD-02.

Net cash provided by financing activities the nine months ended September 30, 2016 and 2015, of $1,757,000 and $4,532,000, respectively, represent net proceeds from the sale of Series B-3 preferred stock in September 2016 and common stock.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level. During the quarter ended September 30, 2016, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2016.

GALECTIN THERAPEUTICS INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President (principal executive officer)

/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)