Form 10-K
period 2016-12-31
GALECTIN THERAPEUTICS INC
filed 2017-03-28
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2016 was $35.6 million.

The number of shares outstanding of the registrant’s common stock as of March 9, 2017 was 34,064,787.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

PART I

Item 1.	Business

Overview

We are a clinical stage biopharmaceutical company engaged in drug research and development to create new therapies for fibrotic disease, severe skin disease, and cancer. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant products as starting material in manufacturing processes to create proprietary complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that largely bind and inhibit galectin proteins, particularly galectin-3, we are undertaking the focused pursuit of therapies for indications where galectins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences to patients and those where current treatment options are limited. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires significant additional resources.

Our lead galectin-3 inhibitor is GR-MD-02, which has been demonstrated in preclinical models to reverse liver fibrosis and cirrhosis. GR-MD-02 has the potential to treat many diseases due to galectin-3’s involvement in multiple key biological pathways such as immune cell function and immunity, cell differentiation, cell growth, and apoptosis (cell death). Galectin Therapeutics Inc. is using this inhibitor to treat advanced liver fibrosis and liver cirrhosis in NASH (non-alcoholic steatohepatitis) patients. We have completed two Phase 1 clinical studies, one Phase 2 clinical study in NASH patients with advanced fibrosis (NASH-FX) and have one ongoing Phase 2 clinical study in NASH patients with cirrhosis (NASH-CX). NASH cirrhosis is a progressive disease, currently not treatable and ultimately may result in liver failure that has poor prognosis and no effective, approved medical therapies other than liver transplant. Galectin-3 expression is highly increased in the liver of patients with liver fibrosis and liver cirrhosis. We believe that our galectin-3 inhibitor, by reducing galectin-3 at the cellular level, ultimately showing a strong anti-fibrotic potential may provide a novel treatment for various forms of liver fibrosis.

We endeavor to leverage our scientific and product development expertise as well as established relationships with outside sources to achieve cost-effective and efficient drug development. These outside sources, amongst others, provide us with expertise in preclinical models, pharmaceutical development, toxicology, clinical trial operations, pharmaceutical manufacturing, sophisticated physical and chemical characterization, and commercial development. We also have established several collaborative scientific discovery programs with leading experts in carbohydrate chemistry and characterization. These discovery programs are generally aimed at the targeted development of new carbohydrate molecules that bind galectin proteins and offer alternative options to larger market segments in our primary disease indications. We also have established a discovery program aimed at the targeted development of small molecules (non-carbohydrate) that bind galectin proteins and may afford options for alternative means of drug delivery (e.g., oral) and as a result expand the potential uses of our compounds. We are pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immune enhancement for cancer therapy and severe skin disease including moderate to severe plaque psoriasis and severe atopic dermatitis. Our clinical development efforts are focused on both liver fibrosis and fatty liver disease as represented by a Phase 2 clinical trial in NASH-cirrhosis which will report top line data in December, 2017. All of our proposed products are presently in development, including pre-clinical and clinical trials.

We were founded in July 2000 as Pro-Pharmaceuticals, Inc., a Massachusetts corporation. On April 25, 2001, DTR-Med Pharma Corp. (“DTR”), which was incorporated in Nevada on January 26, 2001, entered into a stock exchange agreement with Pro-Pharmaceuticals, Inc., whereby DTR acquired all of the outstanding shares of common stock of Pro-Pharmaceuticals, Inc. On May 10, 2001, DTR changed its name to

“Pro-Pharmaceuticals, Inc.” and on June 7, 2001, the Massachusetts corporation was merged into the Nevada corporation. On May 26, 2011, Pro-Pharmaceuticals, Inc. changed its name to “Galectin Therapeutics Inc.” In October, 2012, we moved our headquarters to a suburb of Atlanta, GA to be closer to a center of discovery collaboration while maintaining a laboratory operation in the Boston area.

Our Drug Development Programs

Galectins are a class of proteins that are made by many cells in the body, but predominantly in cells of the immune system. As a group, these proteins are able to bind to sugar molecules that are part of other proteins, glycoproteins, in and on the cells of our body. Galectin proteins act as a kind of molecular glue, bringing together molecules that have sugars on them. Galectin proteins, in particular galectin-3, are known to be markedly increased in a number of important diseases including inflammatory diseases, scarring of organs (e.g. liver, lung, kidney, and heart) and cancers of many kinds. The increase in galectin protein promotes the disease and is detrimental to the patient. Published data show that mice lacking the galectin-3 gene, and thus unable to produce galectin-3, are incapable of developing liver fibrosis in response to toxic insult to the liver and in fatty liver disease.

We have one new proprietary chemical entity (NCE) in development, GR-MD-02, which has shown promise in preclinical and early clinical studies in treatment of fibrosis, severe skin disease, and in cancer therapy. Currently we are focusing on development of GR-MD-02 intended to be used in the treatment of liver fibrosis associated with fatty liver disease (NASH) and more specifically on NASH cirrhosis. We have also leveraged our relationships with well-known investigators to demonstrate clinical effects of GR-MD-02 in treating moderate to severe plaque psoriasis, severe atopic dermatitis, and in cancer therapy in combination with immune-system modifying agent(s). GR-MD-02 is a proprietary, patented compound derived from natural, readily available, plant-based starting materials, which, following chemical processing, exhibits the properties of binding to and inhibiting galectin-3 proteins. A second NCE, GM-CT-01 is a proprietary, patented compound that is made from a completely different starting source plant material and also binds and inhibits galectin proteins. Previously in clinical development for cancer indications, this compound continues to be explored in preclinical studies.

Our product pipeline is shown below:

Indication	Drug	Status
Fibrosis

NASH with Advanced Fibrosis: NASH-CX trial and NASH-FX trial	GR-MD-02	IND submitted January 2013. Results from the Phase 1 clinical trial were reported in 2014, with final results reported in January 2015. End of Phase 1 meeting held with FDA in 2014. Two Phase 2 clinical trials were designed. The NASH CX trial, was designed for patients with cirrhosis, and the NASH FX trial was designed for patients with advanced fibrosis but not cirrhosis. The NASH FX trial top line data was reported in September 2016 and the NASH CX trial top line data is expected in December 2017.

Lung Fibrosis	GR-MD-02	In pre-clinical development

Indication	Drug	Status

Kidney Fibrosis	GR-MD-02	In pre-clinical development

Cardiac and Vascular Fibrosis	GR-MD-02 and GM-CT-01	In pre-clinical development

Cancer Immunotherapy

Melanoma	GR-MD-02	Investigator IND submitted in December 2013. Phase 1B study in process. A second Phase 1B study began in Q-1 2016. Investigator IND for that study submitted in September 2015. Early data was reported in February 2017 and studies will continue.

Psoriasis

Moderate to Severe Plaque Psoriasis Severe Atopic Dermatitis	GR-MD-02	IND submitted March 2015. A phase 2a trial in moderate to severe plaque psoriasis patients began in January 2016. Interim data on the first four patients were positive and were reported in May 2016. Further positive data was reported in September 2016. Investigator initiated IND submitted for treatment of three patients with severe atopic dermatitis, with positive preliminary data presented in February 2017.

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

Additionally, an open label drug-drug interaction study was completed in healthy volunteers during the second quarter of 2015 with GR-MD-02 and it showed that with 8 mg/kg dose of GR-MD-02 and 2 mg/kg dose of midazolam there was no drug-drug interaction and no serious adverse events or drug-related adverse events were observed. This study was required by the U.S. Food and Drug Administration (FDA) and the primary objective was to determine if single or multiple intravenous (IV) doses of GR-MD-02 affect the pharmacokinetics (PK) of midazolam. The secondary objective was to assess the safety and tolerability of GR-MD-02 when administered concomitantly with midazolam. The lack of a drug interaction in this study enabled Galectin to expand the number of patients eligible for its Phase 2 clinical trial. In addition, should GR-MD-02 be approved for marketing, the success of this study supports a broader patient population for the drug label.

Our Phase 2 program in fibrotic disease consists of two separate human clinical trials. The first clinical trial is the Phase 2b NASH-CX study for patients with NASH with cirrhosis, which began enrolling in June 2015. This study is the primary focus of our program and is a randomized, placebo-controlled, double-blind, parallel-group Phase 2 trial to evaluate the safety and efficacy of GR-MD-02 for the treatment of liver fibrosis and resultant portal hypertension in patients with NASH cirrhosis. Enrollment in this trial was completed in September 2016, and a total of 162 patients at 36 sites in the United States were randomized to receive either 2 mg/kg of GR-MD-02, 8 mg/kg of GR-MD-02 or placebo, with approximately 54 patients in each group. The primary endpoint is a reduction in change in hepatic venous pressure gradient (HVPG). Patients are receiving an infusion every other week for one year, total of 26 infusions, and will be evaluated to determine the change in HVPG as compared with placebo. HVPG will be correlated with secondary endpoints of fibrosis on liver biopsy as well as with measurement of liver stiffness (FibroScan(R)) and assessment of liver metabolism (13C-methacetin breath test, Exalenz), which are non-invasive measures of the liver that may be used in future studies. Top line data readout is expected in December 2017.

The second trial, our Phase 2a pilot trial NASH-FX for patients with NASH advanced fibrosis that explored use of three non-invasive imaging technologies, is now complete. It was a shorter, single site, four-month trial in 30 NASH patients with advanced fibrosis, but not cirrhosis, randomized 1:1 to either 9 bi-weekly doses of 8 mg/kg of GR-MD-02 or placebo. The trial did not meet its primary biomarker endpoint as measured using multi-parametric magnetic resonance imaging (LiverMultiScan(R), Perspectum Diagnostics). The trial also did not meet secondary endpoints that measure liver stiffness as a surrogate for fibrosis using, magnetic resonance-elastography and FibroScan score. We, and many experts in the field, now believe that a four month treatment period is not sufficient to show efficacy results. This small study was not powered for the secondary endpoints and thus, not surprisingly did not meet the secondary endpoints. In the trial, GR-MD-02 was found to be safe and well tolerated among the patient population with no serious adverse events.

Although there was no apparent improvement in the three non-invasive tests for assessment of liver fibrosis in the four-month NASH-FX trial, the principal investigator of the NASH-FX trial has stated that the inhibition of galectin-3 with GR-MD-02 remains promising for the treatment of NASH fibrosis. Of note is that GR-MD-02 has demonstrated an improved clinical effect in moderate-to-severe psoriasis, suggesting the compound has activity in an immune-mediated inflammatory human disease that can occur in association with NASH. We believe our drug candidate provides a promising new approach for the therapy of fibrotic diseases, and liver fibrosis in particular. Fibrosis is the formation of excess connective tissue (collagen and other proteins plus cellular elements such as myofibroblasts) in response to damage, inflammation or repair. When the fibrotic tissue becomes confluent, it obliterates the cellular architecture, leading to scarring and dysfunction of the underlying organ. Given galectin-3’s broad biological functionality, it has been demonstrated to be involved in cancer, inflammation and fibrosis, heart disease, and renal disease. We have further demonstrated the broad applicability of the actions of our galectin-3 inhibitor’s biological effect in ameliorating fibrosis involving lung, kidney, blood vessels, and cardiac tissues in a variety of animal models.

The focus and goal of the therapeutic program is to stop the progression of and reverse the fibrosis in the liver and, thereby improve liver function and prevent the development of complications of fibrosis/cirrhosis and liver-related mortality in patients.

Cancer Immunotherapy. We believe there is potential for galectin inhibition to play a key role in the burgeoning area of cancer immunotherapy. For example, there have been several recent approvals of drugs that enhance a patient’s immune system to fight cancer. It is our goal to use a galectin inhibitor to enhance the immune system function to fight cancer in a way that complements other approaches to this type of therapy. This hypothesis is supported by the fact that galectin-3 is expressed at high levels in multiple types of tumors, adds to the malignant nature of the tumors, and protects the tumors from immune system attack. Our drug candidates provide a promising new therapeutic approach to enhance the activity of the immune system against cancer cells. Preclinical studies have indicated that GR-MD-02 enhances the immune response to cancer cells, increased tumor shrinkage and enhanced survival in immune competent mice with prostate, breast, melanoma and sarcoma cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1, and with the immune cell activator anti-OX40. These preclinical data led to the filing of two Investigator-sponsored INDs and the initiation of studies of GR-MD-02 in combination with Yervoy® (ipilimumab) and KEYTRUDA (pembrolizumab) in Phase 1B studies of patients with metastatic melanoma. The KEYTRUDA trial has also been expanded to include patients with non-small cell lung cancer and head and neck squamous cell carcinoma. These studies are being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI).

Data on this combination immunotherapy program was presented on February 7, 2017 at the 9th GTCBio Immunotherapeutics & Immunomonitoring Conference in San Diego, CA by Dr. William L. Redmond, Providence Cancer Center. Preclinical results in mouse models of multiple types of cancers showed important anti-tumor and increased survival effects of combining GR-MD-02 with different types of immune modulators, providing a case for progressing studies into human patients with cancer. Seven patients were treated in the GR-MD-02 in combination with Yervoy trial, with no safety concerns in these low dose cohorts. Due to changes in the standard of care for metastatic melanoma (i.e., approval of anti-PD-1), recruitment has been slowed significantly in this trial. Promising results were reported in the Phase 1b trial combining GR-MD-02 with pembrolizumab (KEYTRUDA). Cohort 1 was completed (n=6, 5 with melanoma, one head and neck) with one partial response and one mixed response in 5 melanoma patients. There was a rapid and marked tumor response after 3 doses of combined GR-MD-02 and pembrolizumab in the one partial response patient who had failed high-dose IL-2 and oncolytic virus + ipilimumab. The study is ongoing and progression to further development will be based on response rate as compared to historical response rates to pembrolizumab alone.

Severe skin diseases. During our Phase 1 NASH fibrosis trial with GR-MD-02, a clinical effect on plaque psoriasis was observed in a NASH patient who also had this disease. This patient had marked improvement in her psoriasis, with improvement beginning after the third infusion. She reported that her psoriasis was “completely gone” and her skin was “normal” after the fourth infusion. Her skin remained normal for 17 months after the final infusion of study drug. The patient is convinced that the improvement in her psoriasis is related to the study drug.

This serendipitous finding, combined with galectin-3 protein being markedly upregulated in the capillary epithelia (small blood vessels) of the psoriatic dermis (plaque lesions), led to a phase 2a trial in patients with moderate to severe plaque psoriasis. GR-MD-02 inhibition of galectin-3 may attenuate capillary changes in the psoriatic dermis and inflammatory recruitment, perhaps explaining the improvements observed in the NASH fibrosis trial patient. In this open-label, unblinded trial (no placebo, all patients knowingly receive active drug), 5 patients with moderate to severe plaque psoriasis were administered GR-MD-02 every two weeks for 24 weeks. In May 2016, we reported positive results on the first four patients after 12 weeks of therapy. Based on these results, we modified the trial to include 24 weeks of therapy. In August 2016, we reported on four patients after 24 weeks of therapy and one patient after 12 weeks of therapy. The four patients who received 24 weeks of therapy experienced an average of 48% improvement in their plaque psoriasis. At this time, the average response in all five patients remains at 50% with one patient having an 82% improvement. However, there are existing drugs on the market in this disease that produce 75% and higher improvements in 60-90% of patients. While we are encouraged that this study has demonstrated clinically meaningful results in a human disease with GR-MD-02, the next steps would entail a controlled, does-ranging clinical trial which we do not expect to conduct absent a strategic partnership.

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

In the liver, fibrosis is the end result of multiple inflammatory conditions and infections. Progressive liver fibrosis leads to cirrhosis, which results in reduction of liver function, multiple medical complications and ultimately death. It is estimated that one to two million patients have cirrhosis in the United States with close to 50,000 losing their lives yearly. Only a fraction of patients’ lives, approximately 6,200 per year, are saved by liver transplantation at a cost of approximately $350,000 per transplantation. One condition in particular that frequently leads to cirrhosis is non-alcoholic steatohepatitis, or NASH, a liver disease characterized by the accumulation of fat in the liver with associated inflammation and fibrosis, which can lead to end-stage cirrhosis requiring liver transplantation. The National Institute of Health estimates that 9 to 15 million Americans are affected by NASH, and other sources suggest it may be as many as 30 million people have NASH, and forecasts that the number of Americans affected by this disease is growing due to obesity and diabetes, with the potential to become the leading cause of liver cirrhosis and liver transplantation in the future. Liver transplantation is currently the only therapeutic approach to NASH or other forms of liver fibrosis as, to the best of our knowledge, there are no drug therapies on the market. Organ transplantation is a difficult, risky and costly procedure as organ availability is scarce. There is also the risk of developing cirrhosis in the transplanted liver from the same disease that damaged the patient’s original liver and therefore, there is a great need for other therapeutic options. All diseases that affect the liver (viral hepatitis, alcoholic liver disease, and fatty liver as examples) lead to the development of scarring of the liver.

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

We evaluated GR-MD-02 in pre-clinical toxicology and pharmacology studies during 2013 and filed an IND with the FDA in January 2013 for initiating human studies in patients with NASH. In February 2013 we entered into an agreement with CTI Clinical Trial Services to assist with the design, development and conduct of one or more clinical research studies, specifically for services with respect to our Phase 1 clinical trials to evaluate safety of GR-MD-02 in patients with NASH. The FDA notified us in March 2013 that we may proceed with a Phase 1 clinical trial for patients with NASH and we began enrolling patients in the Phase 1 clinical trial in the third quarter of 2013. In August 2013, GR-MD-02 was granted Fast Track designation by the FDA for NASH with hepatic fibrosis, commonly known as fatty liver disease with advanced fibrosis. In January 2014, we completed the enrollment of the first cohort of patients in the Phase 1 trial with no serious adverse events being reported. We reported initial safety and tolerability results from the first cohort of patients on June 30, 2014. The second cohort of this Phase 1 trial began and enrollment was completed in April 2014. In July 2014, we reported the results from the second cohort of patients. Enrollment of the third cohort of Phase 1 began in July 2014 with interim results presented in November 2014 with the final report on cohort 3 presented in January 2015. The results of the Phase 1 study demonstrate that (i) GR-MD-02 was safe and well tolerated by patients with advanced NASH liver fibrosis after IV administration of four doses of 2 mg/kg, 4 mg/kg and 8mg/kg lean body weight, (ii) Pharmacokinetics revealed drug exposure in humans at the 8 mg/kg dose that was equivalent to the upper range of the targeted therapeutic dose determined from effective doses in NASH animal models, (iii) Disease Serum Marker Effect showed there was a statistically significant, dose-dependent reduction in FibroTest® scores due to a statistically significant reduction in alpha-2 macroglobulin (A2M) serum levels, and (iv) Liver Stiffness Effect, as measured by FibroScan® showed that there was a signal of reduced liver stiffness in patients receiving GR-MD-02. The reduction seen in A2M does not necessarily mean fibrosis got better in this short study, but does suggest changes in the fibrogenic process that might lead to an improvement in fibrosis with longer-term therapy. These Phase 1 results in NASH patients with advanced fibrosis, in addition to completion of further toxicology and drug-drug interaction studies provided a firm foundation for entry into a Phase 2 development program (described above).

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

The role of galectins in cancer immunotherapy can be understood through the “Galectin Effect”, a recent discovery of how tumors avoid the body’s own immune system, i.e., the tumors secrete galectin proteins that block the body’s efforts to fight tumors. Our current program to block the “Galectin Effect” is based on the research of Dr. Pierre van der Bruggen (of the Ludwig Institute of Cancer Research in Brussels, Belgium), demonstrating that galectin-3, which is produced by the vast majority of human cancers, binds to and blocks the actions of tumor-infiltrating T-lymphocytes, the major immune cell in the body’s defense against cancers. In addition, Dr. William L. Redmond of Providence Portland Medical Center’s Earl A. Chiles Research Institute (EACRI) has shown that our galectin inhibitors can enhance the anti-tumor immunogenic effect of other immunotherapies based on targeting lymphocyte checkpoints such as CTLA4. Based on these results, we believe that the body’s immune cells may be unable to attack and kill tumor cells in the presence of galectins. Using this approach, the mechanism of action for our drugs seeks to block galectins and, in turn, restore the ability of the T-lymphocytes to kill tumor cells.

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

The study employs a dose escalation of GR-MD-02 in conjunction with the standard therapeutic dose of ipilimumab in patients with advanced melanoma for whom ipilimumab would be considered standard of care. In addition to monitoring for toxicity and clinical response by irRECIST criteria on imaging tests, blood samples will be obtained to assess immunologic measures relevant to galectin biology and ipilimumab T-cell check-point inhibition. Galectin Therapeutics is providing its proprietary compound GR-MD-02 to EACRI researchers, as well as supply researchers with supporting analysis of the pharmacokinetics of GR-MD-02 and the right to reference the Company’s open IND on GR-MD-02. To date the first two dosing groups have been completed without serious adverse events that were determined to be related to GR-MD-02. The third dosing group is now enrolling.

Similar to the agreement set forth for the ipilimumab (Yervoy® )Phase 1B study, Providence Portland Medical Center submitted an IND in September 2015 to conduct a Phase 1B study of GR-MD-02 and pembrolizumab (Keytruda®) in patients with metastatic melanoma. The combination of GR-MD-02 and an anti-PD1 (pembrolizumab) has been shown to enhance T-cell activation, memory, and effector function, and promote better antitumor responses in multiple mouse studies. The study will test the hypothesis that galectin-3 antagonism using GR-MD-02 with enhance the probability of melanoma response using penbrolizumab in patients by inducing proliferation, activation and memory function of CD8+ T cells that recognize melanoma antigens. Similar to the ipilimumab study, the study employs a dose escalation of GR-MD-02 in conjunction with the standard therapeutic dose of pembrolizumab in patients with metastatic melanoma who have had progression of their melanoma after ipilimumab and/or BRAF targeted therapy when a BRAF mutation is present. In addition to monitoring for toxicity and clinical response, blood and tumor samples will be obtained to assess immunologic measures relevant to galectin biology and pembrolizumab T-cell checkpoint inhibition. The KEYTRUDA trial has also been expanded to include patients with non-small cell lung cancer and head and neck squamous cell carcinoma. These studies are being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI).

Data on this combination immunotherapy program was presented on February 7, 2017 at the 9th GTCBio Immunotherapeutics & Immunomonitoring Conference in San Diego, CA by Dr. William L. Redmond, Providence Cancer Center. Preclinical results in mouse models of multiple types of cancers showed important anti-tumor and increased survival effects of combining GR-MD-02 with different types of immune modulators, providing a compelling case for progressing studies into human patients with cancer. Seven patients were treated in the GR-MD-02 in combination with Yervoy trial, with no safety concerns in these low dose cohorts. Due to changes in the standard of care for metastatic melanoma (i.e., approval of anti-PD-1), recruitment has been slowed significantly in this trial. Promising results were reported in the Phase 1b trial combining GR-MD-02 with pembrolizumab (KEYTRUDA). Cohort 1 was completed (n=6, 5 with melanoma, one head and neck) with one partial response and one mixed response in 5 melanoma patients. There was a rapid and marked tumor response after 3 doses of combined GR-MD-02 and pembrolizumab in the one partial response patient who had failed high-dose IL-2 and oncolytic virus + ipilimumab. The study is ongoing and progression to further development will be based on response rate as compared to historical response rates to pembrolizumab alone.

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

As of February 14, 2017, we held 15 granted U.S. patents, 24 foreign granted patents (Japan, E.U., New Zealand, and Australia), 49 international patent applications, and 6 U.S. patent applications. Many of our patents and patent applications cover composition of matter for complex carbohydrate drugs and methods of use for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent or for use in treatment of fibrosis. The scheduled expiration dates of our United States patents span from 2020 to 2033. We have corresponding patent applications pending in Europe, Israel, Australia and Brazil. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to Our Intellectual Property”. Our competitive position, in part, is contingent upon protection of our intellectual property.

Research

Our primary focus is on the design and testing of agents that target galectins in various in vitro and in vivo systems and that demonstrate efficacy in treatment of experimentally induced fibrosis or enhance immune system responsiveness in various tissues and in live animal models. We contract with independent laboratories and other facilities to conduct our research, which is designed, evaluated and managed by our scientists. While we conduct in house research related to our compounds at SBH laboratories in Massachusetts, we do not anticipate building additional in-house research or development facilities or hiring staff other than for purposes of designing and managing our out-sourced research.

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

In September, 2014, the Company established a collaborative research program with Dr. William Redmond’s laboratory located at the Providence Portland Medical Center, Portland, Oregon. This program focuses on combination immunotherapy plus galectin inhibition to augment tumor immunogenicity.

During the years ended December 31, 2016 and 2015, our expenditures for research and development were $15.3 million and $13.1 million, respectively. We expense all research and development costs as they are incurred.

In January, 2014 we created, with SBH Sciences, Inc. (Natick, Ma), Galectin Sciences, LLC, a collaborative joint venture to research and develop small organic molecule inhibitors of galectin-3 for oral administration.

Using computer molecular modeling techniques coupled with in vitro screening of a variety of compound libraries, SBH Sciences had identified several small organic molecules with promising galectin-3 inhibitory activity in vitro. Galectin Sciences LLC will further develop these unique organic molecule inhibitors of galectin-3 as drug candidates as well as develop additional candidates. Subject to availability of funding, Galectin Sciences LLC will build on the scientific body of knowledge amassed by SBH Sciences, coupled with Galectin Therapeutics’ knowledge and expertise of galectins’ pathological role and mechanism of action in inflammation, fibrosis and many cancers. The long-term goal of this effort is to identify and develop drug candidates that are highly specific galectin inhibitors which may be formulated for oral administration. The intermediate term goal is the development of small molecule inhibitors of galectin-3 which exhibit activity in in vivo preclinical disease models of fibrosis and cancer in which galectins play a key role.

Because, increased levels of galectin proteins have been implicated in a very large number of inflammatory, fibrotic and neoplastic diseases; the discovery and development of orally active galectin inhibitors would be a major step towards expanded treatment approaches for these disorders. This early drug discovery effort may lead to drugs that would expand our pipeline as follow on compounds to our first in class galectin inhibitors, GR-MD-02 and GM-CT-01. These efforts have identified several potential compounds which are continuing to be explored to identify lead molecules which may be identified for clinical development.

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

Risks Related to Our Company

We have incurred net losses to date and must raise additional capital in order to continue to operate after December 31, 2017.

We have incurred net losses in each year of operation since our inception in July 2000. Our accumulated deficit as of December 31, 2016 was $163.7 million. We had $15.4 million of unrestricted cash as of December 31, 2016. Additionally, from January 1, 2017 through March 1, 2017, the Company raised $1,247,000 in net proceeds from the issuance of common stock under its At the Market sales arrangement. On February 28, 2017, the Company closed a transactions with individual investors through private placements of common stock and warrants. In total, the Company issued 102,368 shares of common stock for proceeds of $200,000. The Company also issued, to the investors, warrants to purchase 76,776 shares of common stock at $5.00 per share. The Company believes there is sufficient cash to fund currently planned operations through December 31, 2017. We will require more cash to fund our operations after December 31, 2017. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be obtainable on terms favorable to us. If our current clinical trials are unsuccessful or do not produce positive results, it may be particularly difficult for us to raise additional capital. If we do not raise additional cash for operations after the first quarter of 2017, we may not be able to continue operations.

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

We are largely dependent on the success of our lead product candidate, GR-MD-02, and to a lesser extent GM-CT-01 and we cannot be certain that these product candidates will receive regulatory approval or be successfully commercialized.

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

GR-MD-02 our lead product candidate for fibrosis has completed Phase 1 of the human clinical trial phase of drug development in the US and is currently in Phase 2 clinical trials in North America. GR-MD-02 is also currently in investigator sponsored, human Phase 1B clinical trials being conducted by Providence Portland Medical Center in combination with Yervoy® (ipilimumab) and Keytruda (pembrolizmab) in patients with metastatic melanoma. We cannot assure you that these trials will yield successful results, that they will lead to the generation of revenue, or that we will obtain regulatory approval in other countries.

There are currently no FDA clinical trials ongoing for GM-CT-01.

We filed for an IND with the FDA for GR-MD-02 in January 2013 for initiating human clinical trials in patients with NASH, and the FDA notified us in March 2013 that we may proceed with a Phase 1 clinical trial. Our Phase 1 clinical trial began in July 2013 and was completed in 2014. Pre-clinical studies and clinical trials are expensive, time-consuming and ultimately may not be successful. The results of pre-clinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Also, it is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. For example, our Phase 2a pilot trial NASH-FX for patients with advanced fibrosis, which explored three non-invasive imaging technologies, did not meet its primary endpoint. We will engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. Pre-clinical studies and clinical trials may not start or be completed as we forecast and may not achieve the desired results. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate.

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

As we develop products eligible for clinical trials, we will contract with independent parties to assist us in the design of the trial protocols, arrange for and monitor the clinical trials, collect data and analyze data. For instance, in 2015, we entered into an agreement with PPD Development, L.P. (PPD) for the purpose of assisting us in the design, development and conduct of one or more clinical research studies from time to time. In accordance with this agreement, PPD is conducting the Phase 2 clinical trial for GR-MD-02 to evaluate the drug’s safety in subjects with NASH with advanced hepatic cirrhosis. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and will be dependent on governmental participation and funding. Additionally, GR-MD-02 is being studied by Providence Portland Medical Center in Investigator-sponsored INDs to conduct a Phase 1B studies to determine if GR-MD-02 enhances the probability of melanoma response with ipilimumab and pembrolizumab by inducing proliferation, activation and memory function of CD8+ T cells in human patients. This study represents a novel approach for patients with metastatic melanoma.

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

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical formulations and products; accordingly, claims may be asserted against us. We have agreed to reimburse many of our trial sites for certain medical expenses of clinical trial subjects if they are injured during the trial, and the expenses that could arise from such agreements are not budgeted or provided for and could result in us being able to complete our clinical trials. In addition, the use in our clinical trials of pharmaceutical formulations and products that our potential collaborators may develop and the subsequent sale of such formulations or products by us or our potential collaborators may cause us to assume a portion of or all of the product liability risks. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

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

We have limited experience in manufacturing or procuring products in commercial quantities, conducting other later-stage phases of the regulatory approval process, selling pharmaceutical products, or negotiating, establishing and maintaining strategic relationships. Although we have may engage consultants to assist us, any additional growth may require us to expand our management, operational and financial systems and controls. If we are unable to do so, our business and financial condition would be materially harmed. If rapid growth occurs, it may strain our managerial, operational and financial resources.

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

Our long term success is dependent not only upon the success of our current trials but also upon us being able to capitalize upon potential positive results of our trials, which is not assured.

We have marshaled our cash resources in order to increase the likelihood of having sufficient cash resources to complete our current clinical trial. We believe we have sufficient dosages of GR-MD-02 for these purposes. However, we have deferred the manufacture of additional GR-MD-02 that would be required for follow-on trials, and lead times are needed for this manufacturing. Further because of limited resources, we have curtailed most of our expenditures in research focused on the development of an oral galectin inhibitor to replace our current drug candidate that is delivered via infusion. Further, because of financial limits we have not designed follow-on trials for fibrosis, skin disease or cancer. Even if our current trials are successful, we may be adversely affected by the time needed to restart programs curtailed by financial constraints.

We are a defendant in federal consolidated class action, in a consolidated shareholder derivative action, and a state court shareholder derivative action and these lawsuits and any future such lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

We and certain of our officers and directors are defendants in a consolidated federal securities class action lawsuit, a consolidated shareholder derivative action and a state court shareholder derivative action. These lawsuits are described in Part I, Item 3 “Legal Proceedings” in this Form 10-K. These federal lawsuits were dismissed, with prejudice; however, certain rulings have been appealed by the plaintiffs. These lawsuits may divert our attention from our ordinary business operations, and we may incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). Depending on the outcome of the class action lawsuit, we may be required to pay material damages and fines, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our business, results of operations, financial condition, liquidity and ability to meet our debt obligations and, consequently, could negatively impact the trading price of our common stock. In addition, there is the potential for additional shareholder litigation and for governmental investigations and/or enforcement actions. Any existing or future shareholder lawsuits and any future governmental investigations and/or enforcement actions could adversely impact our reputation, our relationships with our customers and our ability to generate revenue.

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

Costs and timing of clinical trials may vary significantly over the life of a project owing to the following non-exclusive reasons:

•	the duration of the clinical trials;

•	the number of sites included in the trials;

•	the countries in which the trial are conducted;

•	the length of time required and ability to enroll eligible patients;

•	the number of patients that participate in the trials;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	per patient trial costs;

•	third party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	our drug product candidates having different chemical and pharmacological properties in humans than in lab testing;

•	the need to suspend or terminate our clinical trials;

•	insufficient or inadequate supply or quality of drug product candidates or other necessary materials to conduct our trials;

•	potential additional safety monitoring, or other conditions required by FDA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials, or other studies requested by regulatory agencies;

•	problems engaging IRBs to oversee trials or in obtaining and maintaining IRB approval of studies;

•	the duration of patient follow-up;

•	the efficacy and safety profile of the product candidate;

•	the costs and timing of obtaining regulatory approvals; and

•	the costs involved in enforcing or defending patent claims or other intellectual property rights.

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

The continuing efforts of governments, insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability as well as the future revenues and profitability of our potential customers, suppliers and collaborative partners in addition to the availability of capital. In other words, our ability to commercialize our proposed products will depend in large part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations, products and related treatments are obtained by the health care providers of these products and treatments. At this time we cannot predict the precise impact of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Act of 2010, the comprehensive health care reform legislation passed by Congress in March 2010 or potential replacement legislation. It is possible that the adoption of this legislation or replacement legislation could harm our business, financial condition and results of operations.

Data obtained from clinical trials are not necessarily predictive of future results, may be negative or inconclusive, and are susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances.

Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data may be negative or inconclusive. In addition, data is susceptible to varying interpretations. Negative or inconclusive data, or data interpreted in various ways, could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after having obtained promising results in earlier trials. Despite the results reported in some of our earlier clinical trials for GR-MD-02, our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus, our proposed drugs may not be approved for marketing. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug. The resulting delays in commercialization could materially harm our business.

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

In the past, securities class action litigation has often been brought against a company, including us, following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. As described above, we are currently defending a consolidated federal securities class action lawsuit and a consolidated shareholder derivative actions and we may become involved in additional instances of this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

Additionally, fluctuations in the trading price or liquidity of our common stock may materially and adversely affect, among other things, the interest of investors to purchase our common stock on the open market and, generally, our ability to raise capital.

Our board of directors has the power to designate, without stockholder approval, additional series of preferred capital, the shares of which could be senior to our common stock and be entitled to conversion or voting rights that adversely affect the holders of our common stock.

Our articles of incorporation authorize the issuance of capital stock including 20,000,000 authorized undesignated shares (14,001,000 designated as of December 31, 2016), and empowers our board of directors to prescribe, by resolution and without stockholder approval, a class or series of undesignated shares, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, we may designate and issue additional shares or series of preferred stock that would rank senior to the shares of common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution.

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

The 10X Fund owns all of our issued and outstanding Series B Preferred Stock, which are convertible into 3,789,346 shares of our common stock. The 10X Fund owns related warrants exercisable to purchase an aggregate of 6,469,038 shares of our common stock. As of December 31, 2016, we have issued 1,937,998 shares of our common stock as dividends on the Series B Preferred Stock and 2,000,000 shares of our common stock on the exercise of warrants by 10X Fund. In addition, James C. Czirr, a managing member of 10X Capital Management, LLC, the general partner of the 10X Fund and one of our directors, owns or controls approximately 904,000 shares of our common stock, including shares of Series A on an as converted basis, and has the right to acquire 653,250 additional shares of our common stock upon the exercise of outstanding stock options (622,000 of which are exercisable as of December 31, 2016. As of December 31, 2016 on a fully diluted basis, assuming conversion of all Series B Preferred Stock and exercise of all outstanding warrants, the 10X Fund would own approximately 25% of our then outstanding shares of common stock, which, together with the shares of our common stock that would be owned by Mr. Czirr (assuming exercise of all options at that date), would constitute approximately 28% of the then fully diluted shares.

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

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

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

We may not meet the continued listing standards of The NASDAQ Capital Market, which requires a minimum closing bid price of $1.00 per share, which could result in our delisting and negatively impact the price of our common stock and our ability to access the capital markets.

We may not meet the continued listing standards of The NASDAQ Capital Market, which requires a minimum closing bid price of $1.00 per share, which could result in our delisting and negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on The NASDAQ Capital Market. NASDAQ provides various continued listing requirements that a company must meet in order for its stock to continue trading on the NASDAQ Capital Market. Among these requirements is the requirement that the Company’s stock trades at a minimum bid price of $1.00 per share. Our stock has recently traded below $1.00 per share, including closing bid prices below $1.00 per share. Between October 7, 2016 and November 11, 2016, our stock closed with a bid price below $1.00 for 26 consecutive trading days. If our stock price closes with a bid price below $1.00 per share for 30 consecutive trading days, we expect to receive a notice from NASDAQ providing us with 180 calendar days to regain compliance with the rule. After this 180 day period is up, if we still do not comply with the minimum $1.00 bid price we may be eligible for an additional 180 day period to regain compliance. However, if we fail to comply with the minimum stock price of $1.00 per share or any other continued listing standards of NASDAQ, our common stock may be delisted. If that were to occur, our stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Also, if we seek to implement a reverse stock split in order to remain listed on The NASDAQ Capital Market, the announcement and/or implementation of a reverse stock split could significantly negatively affect the price of our common stock.

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

Shareholder Class Actions and Derivative Lawsuits

Between July 30, 2014, and August 6, 2014, three putative class action complaints were filed in the United States District Court for the District of Nevada (the “Nevada District Court”) alleging claims for purported violations of the federal securities laws against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between January 6, 2014 and July 28, 2014. On August 22, 2014, the Nevada District Court entered an order consolidating the three cases, relieving the defendants of any obligation to respond to the complaints then on file, and providing that defendants may respond to a consolidated amended complaint to be filed by a lead plaintiff(s) to be appointed pursuant to the Private Securities Litigation Reform Act of 1995. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative securities class action to the United States District Court for the Northern District of Georgia. On March 24, 2015, the Court appointed a lead plaintiff (“Plaintiff’). Plaintiff filed his Consolidated Class Action Complaint (the “Complaint”) on May 8, 2015. The Complaint asserts claims on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s common stock between October 25, 2013 and July 28, 2014. The Complaint alleges that the Company and certain of its officers and directors (the “Class Action Individual Defendants”) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 through allegedly false or misleading statements in certain SEC filings, press releases and other public statements. The Complaint further alleges that the Class Action Individual Defendants and one of the Company’s shareholders face liability for the alleged Section 10(b) and Rule 10b-5 violations pursuant to Section 20(a) of the Exchange Act. The Complaint seeks class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations and filed a motion to dismiss the Complaint on June 26, 2015. On December 30, 2015, the Court dismissed the putative class action with prejudice and entered a final judgment in favor of the defendants. Plaintiff filed a notice of appeal seeking review of the dismissal order and final judgment. Following full briefing and oral argument of the appeal, the United States Court of Appeals for the Eleventh Circuit entered an order on December 15, 2016, affirming the judgment dismissing all claims against the defendants with prejudice.

On August 1 and 25, 2014, persons claiming to be Galectin shareholders filed putative shareholder derivative complaints in the Nevada District Court, seeking recovery on behalf of the Company against certain of the Company’s directors and officers. On September 10, 2014, the Nevada District Court entered an order consolidating the two cases, relieving the defendants of any obligation to respond to the initial complaints, and providing that defendants may respond to a consolidated complaint to be filed by the plaintiffs. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative derivative litigation to the United States District Court for the Northern District of Georgia (hereinafter referred to as the “Georgia Federal Derivative Action.”). The plaintiffs filed a consolidated complaint on February 27, 2015. On April 6, 2015, the Company and defendants filed motions to dismiss the consolidated complaint. Rather than respond to those motions, the plaintiffs sought and obtained leave to file an amended complaint. Plaintiffs filed their amended complaint (the “Complaint”) on May 26, 2015. The Complaint alleges that certain of the Company’s directors and officers (the “Derivative Action Individual Defendants”) breached their fiduciary duties to the Company’s shareholders by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s financial and business prospects. The Complaint also alleges that the Derivative Action Individual Defendants violated the federal securities laws by allegedly making false or misleading statements of material fact in the Company’s proxy filings, committed waste of corporate assets, were unjustly enriched, and that certain defendants breached their fiduciary duties through allegedly improper sales of Galectin stock. In addition, the Complaint alleges that the Derivative Action Individual Defendants and one of the Company’s shareholders aided and abetted the alleged breaches of fiduciary duties. The Complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. The Company and defendants filed motions to dismiss the Complaint on July 8, 2015. On December 30, 2015, the United States District Court for the Northern District of Georgia dismissed the Georgia Federal Derivative Action with prejudice and entered a final judgment in favor of the defendants. Plaintiffs filed a notice of appeal seeking review of the dismissal order and final judgment. On July 7, 2016, the United States Court of Appeals for the Eleventh Circuit dismissed the appeal as the Plaintiffs failed to timely file their appeal brief. In September 2016, the Board received a demand letter from one of the plaintiffs in the Georgia Federal Derivative Action. The demand letter, among other things, requests that the Board investigate the conduct alleged in the Complaint and implement certain remedial measures purportedly designed to address the alleged conduct. It is expected that the Board will consider the demand letter in due course and in light of the related pending shareholder litigation described herein.

On August 29, 2014, another alleged Galectin shareholder filed a putative shareholder derivative complaint in state court in Las Vegas, Nevada, seeking recovery on behalf of the Company against the same Galectin directors and officers who are named as defendants in the derivative litigation pending in the Georgia Federal Derivative Action. The plaintiff in the Nevada action subsequently filed first and second amended complaints. The second amended complaint alleges claims for breach of fiduciary duties, unjust enrichment, and waste of corporate assets, based on allegations that are substantially similar to those asserted in the Georgia Federal Derivative Action (except that the Nevada action does not allege violations of the federal securities laws and does not assert any claim against the Galectin shareholder named as a defendant in the Georgia Federal Derivative Action), and seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. The Company and defendants filed motions to dismiss the second amended complaint on April 22, 2015. On April 29, 2015, the plaintiffs in the Georgia Federal Derivative Action (the “Intervenor Plaintiffs”) filed a motion to intervene in the Nevada action which, among other things, raised questions regarding the Nevada plaintiff’s standing. Thereafter, the Nevada plaintiff filed a motion to join additional plaintiffs. At a hearing held on June 11, 2015, the Nevada court: (i) granted the Intervenor Plaintiffs’ motion to intervene; (ii) directed the Intervenor Plaintiffs to file a complaint in intervention; (iii) directed the Nevada plaintiff to file a motion for leave to file a further amended complaint to add additional plaintiffs; (iv) stated that the defendants’ motions to dismiss the second amended complaint were denied “at this point;” (v) ordered the Nevada action stayed until December 11 , 2015; and (vi) directed the parties to submit a status report on December 11, 2015, updating the court on the progress and status of the Georgia Federal Derivative Action. On July 9, 2015, pursuant to the Nevada State Court’s instruction, the Intervenor Plaintiffs filed a complaint-in-intervention in Nevada State Court, asserting similar claims to the ones they alleged in the Georgia Federal Derivative Action described above. On December 11, 2015, further to the Nevada State Court’s instruction, the parties submitted status reports detailing the status of the Georgia Federal Derivative Action. On January 5, 2016, the Nevada State Court held a status conference during which the dismissal of the Georgia Federal Derivative Action was discussed. Subsequent to that conference, on January 19, 2016, the defendants filed a motion to dismiss the Nevada State Court litigation based on the dismissal of the similar Georgia Federal Derivative Action, among other grounds. Following full briefing and a hearing on March 3, 2016, the Nevada State Court granted dismissal of the Nevada State Court litigation. Notice of Entry of the Nevada State Court’s order dismissing the Nevada State Court litigation was docketed on June 21, 2016. The Nevada plaintiff and Intervenor Plaintiffs (“Appellants”) have filed notices of appeal seeking review of the Nevada State Court’s dismissal order. It is expected that the appeal will be fully briefed by May 2017.

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

	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$1.82	$1.08
Second Quarter	$1.75	$1.25
Third Quarter	$3.05	$1.10
Fourth Quarter	$1.18	$0.49
Fiscal Year Ended December 31, 2015
First Quarter	$4.50	$3.08
Second Quarter	$4.11	$2.50
Third Quarter	$3.33	$1.68
Fourth Quarter	$3.25	$1.52

Holders of Common Stock

As of February 28, 2018, there were 248 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders. Based on information available to us, we believe there are approximately 11,350 non-objecting beneficial owners of our shares of our common stock in addition to the record holders.

Dividends

There have been no cash dividends declared on our common stock since our Company was formed. Dividends are declared at the sole discretion of our Board of Directors. Our intention is not to declare cash dividends and retain all cash for our operations.

Item	6. Selected Financial Data

Not applicable.

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through December 31, 2017; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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

Results of Operations from the Years Ended December 31, 2016 and 2015

Research and Development Expense

	Year ended December 31,		2016 as Compared to 2015
	2016	2015	$ Change	% Change
	(in thousands, except %)
Research and development	$15,325	$13,114	$2,211	17%

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

The Company held an “End of Phase 1 meeting” with the FDA and, amongst other things, received guidance on the primary endpoints for a Phase 2 trial. Our Phase 2 program in fibrotic disease consists of two separate human clinical trials. The first clinical trial is the Phase 2b NASH-CX study for patients with NASH with cirrhosis, which began enrolling in June 2015. This study is the primary focus of our program and is a randomized, placebo-controlled, double-blind, parallel-group Phase 2 trial to evaluate the safety and efficacy of GR-MD-02 for the treatment of liver fibrosis and resultant portal hypertension in patients with NASH cirrhosis. Enrollment in this trial was completed in September 2016, and a total of 162 patients at 36 sites in the United States were be randomized to receive either 2 mg/kg of GR-MD-02, 8 mg/kg of GR-MD-02 or placebo, with approximately 54 patients in each group. The primary endpoint is a reduction in change in hepatic venous pressure gradient (HVPG). Patients are receiving an infusion every other week for one year, total of 26 infusions, and will be evaluated to determine the change in HVPG as compared with placebo. HVPG will be correlated with secondary endpoints of fibrosis on liver biopsy as well as with measurement of liver stiffness (FibroScan(R)) and assessment of liver metabolism (13C-methacetin breath test, Exalenz), which are non-invasive measures of the liver that may be used in future studies. Data readout is expected in early December 2017.

The second trial, our Phase 2a pilot trial NASH-FX for patients with NASH advanced fibrosis which explored use of three non-invasive imaging technologies, is now complete. It was a shorter, four-month trial in 30 NASH patients with advanced fibrosis, but not cirrhosis, randomized 1:1 to either 9 bi-weekly doses of 8 mg/kg of GR-MD-02 or placebo. The trial did not meet its primary biomarker endpoint as measured using multi-parametric magnetic resonance imaging (LiverMultiScan(R), Perspectum Diagnostics). The trial also did not meet secondary endpoints that measure liver stiffness as a surrogate for fibrosis using, magnetic resonance-elastography and FibroScan score. We, and many experts in the field, now believe that a four month treatment period is not sufficient to show efficacy results. This small study was not powered for the secondary endpoints and thus, not surprisingly did not meet the secondary endpoints. In the trial, GR-MD-02 was found to be safe and well tolerated among the patient population with no serious adverse events.

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

Our research and development expenses were as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Direct external expenses:
Clinical programs	$11,994	$9,177
Pre-clinical activities	856	1,531
Other research and development expenses:
Payroll and other including stock based compensation	2,475	2,406

	$15,325	$13,114

Clinical programs expenses increased primarily due to costs related to our Phase 2 clinical trials during the year ended December 31, 2016 as compared to the same period in 2015. As we have completed enrollment in our NASH-CX Phase 2 trial and complete the patient treatments in 2017, we expect our clinical activities costs will increase and may fluctuate from quarter to quarter as the trial progresses. Pre-clinical activities decreased primarily because we have completed pre-clinical work directly related to our Phase 2 clinical trial program.

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

General and Administrative Expense

	Year ended December 31,		2016 as Compared to 2015
	2016	2015	$ Change	% Change
	(in thousands, except %)
General and administrative	$6,156	$6,965	$(809)	(12)%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease for the year ended December 31, 2016 as compared to the same period for 2015 are due to, decreased accounting expenses of $98,000, decreased stock based compensation of $663,000 and decreased travel related expenses of $130,000 somewhat offset by increases in legal expenses of $122,000.

Other Income and Expense

During the year ended December 31, 2016, other income and expense consisted of interest income.

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

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2016, we raised a net total of $128.4 million from these offerings. At December 31, 2016, the Company had $15.4 of unrestricted cash and cash equivalents available to fund future operations. Additionally, from January 1, 2017 through March 1, 2017, the Company raised $1,247,000 in net proceeds from the issuance of common stock under its At the Market sales arrangement. On February 28, 2017, the Company closed a transactions with individual investors through private placements of common stock and warrants. In total, the Company issued 102,368 shares of common stock for proceeds of $200,000. The Company also issued, to the investors, warrants to purchase 76,776 shares of common stock at $5.00 per share. The Company believes there is sufficient cash to fund currently planned operations through December 31, 2017. We will require more cash to fund our operations after December 31, 2017 and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before December 31, 2017, we may be required to cease operations.

2016 compared to 2015

Net cash used in operations decreased by $574,000 to $16,409,000 for 2016, as compared to $16,983,000 for 2015. Cash operating expenses increased principally due to increased research and development activities primarily related to our Phase 2 clinical programs.

There were no equipment purchases or other investing activities in 2016.

Net cash provided by financing activities was $5,925,000 during 2016 as compared to $13,701,000 during 2015, due primarily to the transactions described below.

In 2016, we completed sales of Series B-3 preferred stock with warrants totaling $2,508,000, private placements of common stock and warrants totaling $3,000,000 and sales of common stock through At the Market issuances totaling $416,000. In 2015, we completed an offering of common stock and warrants for net proceeds of $9,129,000 and $4,572,000 from sales of our common stock through At the Market issuances.

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

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments as of December 31, 2016:

Contractual Obligations	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$41	$41

Total	$41	$41

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

Due to the nature of our operations, assets and absence of debt, we are not exposed to any significant market risks at December 31, 2016 and 2015.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Our management has concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management conducted an evaluation of internal controls based on the COSO 2013 framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, in connection with our Annual Meeting of Stockholders (the “2017 Proxy Statement”) under the captions “Election of Directors,” “Board of Directors Meetings and Committees of the Board,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.galectintherapeutics.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

Item 11.	Executive Compensation

The information required by this Item will be incorporated by reference from the information under the caption “Compensation of Named Executive Officers” contained in our 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our 2017 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item will be incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in our 2017 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be incorporated by reference from the information under the captions “Audit Fees”, “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Policies and Procedures” contained in our 2017 Proxy Statement.

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

3.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2012.)

3.2	Amended and Restated Bylaws of Galectin Therapeutics Inc., as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.)

3.4	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series B-3 Convertible Preferred Stock of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on September 22, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Common Stock (Class W) of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on February 13, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2017.)

3.6	Certificate of Designation of Preferences, Rights and Limitation of Series C Super Dividend Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of Nevada on December 30, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.)

3.7	Certificate of Change as filed with the Nevada Secretary of State on March 1, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)
4.1	Form of Class A-1 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.2	Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.3	Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

Exhibit Number	Description of Document
4.4	Amended Form of Class A-1 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.5	Amended Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.6	Amended Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.7	Form of Warrant Agreement between Galectin Therapeutics Inc. and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant certificate) (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)

4.8	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

4.9	Form of Class B-3 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

4.10	Form of Lock-Up Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

4.11	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

10.1†	Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 filed with the Commission on November 14, 2001.)

10.2†	Pro-Pharmaceuticals, Inc. 2003 Non-employee Director Stock Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on Form S-8, as filed with the Commission on October 22, 2003.)

10.3†	Form of Incentive Stock Option Agreement (under the 2001 Stock Incentive Plan). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.)

10.4†	Form of Non-Qualified Stock Option Agreement (under the 2001 Stock Incentive Plan). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.)

10.5†	Form of Non-Qualified Stock Option Agreement (under the 2003 Non-Employee Director Stock Incentive Plan). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.)

10.6	Form of Common Stock Purchase Warrant. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 15, 2008.)

10.7	Promissory Note dated February 12, 2009 issued by Pro Pharmaceuticals, Inc. in favor of 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

10.8	Security Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

10.9	Escrow Agreement dated February 12, 2009 among Pro Pharmaceuticals, Inc., 10X Fund, L.P. and Investment Law Group of Gillett, Mottern & Walker, LLP, as Escrow Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

Exhibit Number	Description of Document
10.10	Registration Rights Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

10.11†	Pro-Pharmaceuticals, Inc. 2009 Incentive Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

10.12†	Form of Restricted Stock Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.13†	Form of Non-Qualified Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.14†	Form of Incentive Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.15	Agreement with the 10X Fund L.P., dated February 11, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 17, 2010.)

10.16†	Common Stock Purchase Warrant dated August 3, 2010 issued to Peter Traber. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2010.)

10.17	Letter Agreement Between 10X Fund, L.P. and Pro-Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2010.)

10.18	Form of Securities Purchase Agreement for Series C Super Dividend Convertible Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.)

10.19	Agreement dated January 21, 2011, between Pro-Pharmaceuticals, Inc. and 10X Fund L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

10.20†	Non-Qualified Stock Option Agreement dated March 7, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 9, 2011.)

10.21†	Employment Agreement dated March 31, 2011 between Eli Zomer and Pro-Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2011.)

10.22	Agreement dated April 22, 2011, between Pro-Pharmaceuticals, Inc. and Sigma-Aldrich, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 28, 2011.)

10.23†	Employment Agreement dated May 6, 2016 between Peter Traber, and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 10, 2016.)

10.24†	Employment Agreement dated June 28, 2011 between James C. Czirr, and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on July 5, 2011.)

Exhibit Number	Description of Document
10.25†	Non-Qualified Stock Option Agreement for Peter G. Traber, M.D. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on August 15, 2011.)

10.26†	Non-Qualified Stock Option Agreement for James C. Czirr (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on August 15, 2011.)

10.27†	Independent Consulting Agreement dated April 30, 2012, between Scott L. Friedman, M.D. and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2012.)

10.28†	Amended and Restated Employment Agreement dated December 11, 2014 between Harold H. Shlevin and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 12, 2014.)

10.29	Amended and Restated Master Services Agreement dated February 1, 2013 between Galectin Therapeutics Inc. and CTI Clinical Trial Services, Inc. and CTI Clinical Consulting Services Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 10, 2013.)

10.30	Amended Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.31	Amended Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.32†	Employment Agreement dated June 20, 2013 between Jack W. Callicutt and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.33†	Stock Option Agreement with Thomas A. McGauley dated June 19, 2013 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.34	At Market Issuance Sales Agreement, dated October 25, 2013, by and between Galectin Therapeutics Inc. and MLV & Co. LLC (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on October 25, 2013.)

10.35	Amendment No. 1 to At Market Issuance Sales Agreement, dated March 21, 2014, by and between Galectin Therapeutics Inc. and MLV & Co. LLC (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 21, 2014.)

10.36	Project Addendum (with Master Services Agreement), dated March 6, 2015, by and between Galectin Therapeutics Inc. and PPD Development, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 12, 2015.)***

10.37	Securities Purchase Agreement, dated November 19, 2015, by and among Galectin Therapeutics Inc. and the Purchasers identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.38	Placement Agency Agreement, dated November 19, 2015, by and between Galectin Therapeutics Inc. and Roth Capital Partners, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.39	Registration Rights Agreement, dated November 19, 2015, by and between Galectin Therapeutics Inc. and the Purchasers signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

Exhibit Number	Description of Document
10.40	Project Addendum Modification, dated March 11, 2016, by and between Galectin Therapeutics, Inc. and PPD Development, L.P.***

10.41†	Jack W. Callicutt Retention Bonus Letter Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 20, 2016.)

10.42†	Harold H. Shlevin, Ph.D. Retention Bonus Letter Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 20, 2016.)

10.43	Securities Purchase Agreement, dated September 22, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2016.)

10.44	Registration Rights Agreement, dated September 22, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2016.)

10.45	Lock-Up Agreement, dated September 22, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2016.)

10.46	Form of Subscription Agreement entered into between Galectin Therapeutics Inc. and certain purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

10.47	Amendment to Securities Purchase Agreement, dated December 23, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

21.1*	Subsidiaries of Galectin Therapeutics Inc.

23.1*	Consent of Cherry Bekaert LLP, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
#	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Galectin Therapeutics, Inc. has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.
†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2017.

GALECTIN THERAPEUTICS INC.

By:	/S/ PETER G. TRABER
Name: Peter G. Traber, M.D.
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PETER G. TRABER Peter G. Traber, M.D.	Chief Executive Officer, President and Director (principal executive officer)	March 28, 2017

/s/ JACK W. CALLICUTT Jack W. Callicutt	Chief Financial Officer (principal financial and accounting officer)	March 28, 2017

/s/ MARC RUBIN Marc Rubin, M.D.	Director and Chairman of the Board	March 28, 2017

/s/ JAMES C. CZIRR James C. Czirr	Director	March 28, 2017

/s/ GILBERT F. AMELIO Gilbert F. Amelio	Director	March 28, 2017

/S/ ARTHUR R. GREENBERG Arthur R. Greenberg	Director	March 28, 2017

/s/ KEVIN D. FREEMAN Kevin D. Freeman	Director	March 28, 2017

/s/ JOHN MAULDIN John Mauldin	Director	March 28, 2017

/s/ GILBERT S. OMENN Gilbert S. Omenn, M.D, Ph.D.	Director	March 28, 2017

/s/ STEVEN PRELACK Steven Prelack	Director	March 28, 2017

/s/ Theodore Zucconi Theodore Zucconi	Director	March 28, 2017

Galectin Therapeutics Inc. and subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Galectin Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Galectin Therapeutics, Inc. and subsidiaries (the “Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY BEKAERT LLP

Atlanta, Georgia
March 28, 2017

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,362	$25,846
Prepaid expenses and other current assets	432	554

Total current assets	15,794	26,400

Property and equipment, net	—	—
Intangible assets, net	1	8

Total assets	$15,795	$26,408

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$910	$448
Accrued expenses	2,802	845
Accrued dividends payable	68	67

Total current liabilities	3,780	1,360

Total liabilities	3,780	1,360

Commitments and contingencies (Note 9)
Series B-1 12% redeemable convertible preferred stock; 900,000 shares authorized, issued and outstanding at December 31, 2015	—	1,748
Series B-2 12% redeemable convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at December 31, 2015	—	3,537
Series C super dividend convertible preferred stock; 1,000 shares authorized, 176 issued and outstanding at December 31, 2016 and 2015, redemption value: $7,262,000, liquidation value: $1,786,000 at December 31, 2016	1,723	1,723
Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at December 31, 2016 and 2015, 14,001,000 shares designated at December 31, 2016 and 2015	—	—
Series A 12% convertible preferred stock; 5,000,000 shares authorized, 1,377,500 issued and outstanding at December 31, 2016 and 2015, respectively, liquidation value $1,418,000 at December 31, 2016	557	557
Series B-1 12% convertible preferred stock; 900,000 shares authorized, issued and outstanding at December 31, 2016, liquidation value $1,800,000 at December 31, 2016	1,761	—
Series B-2 12% convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at December 31, 2016, liquidation value $4,200,000 at December 31, 2016	3,697	—
Series B-3 8% convertible preferred stock; 6,000,000 shares authorized, 2,508,000 issued and outstanding at December 31, 2016, liquidation value $2,508,000 at December 31, 2016	1,224	—
Common stock, $0.001 par value; 50,000,000 shares authorized at December 31, 2016 and 2015, 32,912,942 and 28,825,033 issued and outstanding at December 31, 2016 and 2015, respectively	33	28
Additional paid-in capital	166,721	157,504
Retained deficit	(163,701)	(140,049)

Total stockholders’ equity	10,292	18,040

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$15,795	$26,408

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$15,325	$13,114
General and administrative	6,156	6,965

Total operating expenses	21,481	20,079

Total operating loss	(21,481)	(20,079)

Other income (expense):
Interest income	45	52

Total other income (expense)	45	52

Net loss	$(21,436)	$(20,027)

Preferred stock dividends	(741)	(868)
Preferred stock accretion	(173)	(229)

Net loss applicable to common stockholders	$(22,350)	$(21,124)

Basic and diluted net loss per share	$(0.76)	$(0.88)
Shares used in computing basic and diluted net loss per share	29,216	24,120

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2016 and 2015

(amounts in thousands except share data)

							Stockholders’ Equity
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

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY — (Continued)

For the Years Ended December 31, 2016 and 2015

(amounts in thousands except share data)

	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Convertible Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2015	900,000	$1,748	2,100,000	$3,537	176	$1,723
Accretion of Series B redeemable convertible preferred stock		13		119
Accretion of beneficial conversion feature for Series B-2				41
Reclassification of Series B-1 and B-2 convertible stock to stockholders’ equity upon elimination of redemption feature	(900,000)	(1,761)	(2,100,000)	(3,697)

Balance at December 31, 2016	—	$—	—	$—	176	$1,723

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY — (Continued)

For the Years Ended December 31, 2016 and 2015

(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Series B-1 12% Convertible Preferred Stock		Series B-2 12% Convertible Preferred Stock		Series B-3 8% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity
Balance at December 31, 2015	1,377,500	$557							28,825,033	$28	$157,504	$(140,049)	$18,040
Accretion of Series B redeemable convertible preferred stock												(132)	(132)
Accretion of beneficial conversion feature for Series B-2												(41)	(41)
Reclassification of Series B-1 and B-2 convertible stock to stockholders’ equity upon elimination of redemption feature			900,000	1,761	2,100,000	3,697							5,458
Issuance of Series B-3 8% convertible preferred stock							2,508,000	1,224			2,585	(1,301)	2,508
Series A 12% convertible preferred stock dividend									27,550		34	(34)
Series B-1 12% convertible preferred stock dividend									155,020		192	(192)
Series B-2 12% convertible preferred stock dividend									361,713	1	446	(447)
Series B-3 8% convertible preferred stock dividend									32,289		31	(31)
Series C super dividend convertible preferred stock dividend									29,938		38	(38)
Issuance of common stock and warrants in private placements									2,814,230	3	2,997		3,000
Issuance of common stock									329,234		416		416
Issuance of common stock upon vesting of stock grants to directors									337,935	1	(1)
Stock-based compensation expense											2,479		2,479
Net loss												(21,436)	(21,436)

Balance at December 31, 2016	1,377,500	$557	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	32,912,942	$33	$166,721	$(163,701)	$10,292

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,436)	$(20,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7	7
Stock-based compensation expense	2,479	3,400
Changes in operating assets and liabilities:
Prepaid expenses and other assets	122	(21)
Accounts payable and accrued expenses	2,419	(342)

Net cash from operating activities	(16,409)	(16,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash from investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	5,925	13,701

Net cash from financing activities	5,925	13,701

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,484)	(3,282)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,846	29,128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,362	$25,846

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$741	$868

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

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2016, the Company had $15,362,000 of unrestricted cash and cash equivalents available to fund future operations. Additionally, from January 1, 2017 through March 1, 2017, the Company raised $1,247,000 in net proceeds from the issuance of common stock under its At the Market sales arrangement (See Note 5). On February 28, 2017, the Company closed a transactions with individual investors through private placements of common stock and warrants. In total, the Company issued 102,368 shares of common stock for proceeds of $200,000. The Company also issued, to the investors, warrants to purchase 76,776 shares of common stock at $5.00 per share. The Company believes there is sufficient cash to fund currently planned operations through December 31, 2017.

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

Fair Value Measurements. The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The estimated value of accounts payable and accrued expenses approximates their carrying value due to their short-term nature. There were no Level 2 or 3 assets or liabilities at December 31, 2016 or 2015.

Cash and Cash Equivalents. The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents at December 31, 2016 or 2015.

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

Security Deposit. At December 31, 2016 and 2015, the Company had a security deposit of $6,000 for leased office space included in Prepaid Expenses and Other Current Assets.

Intangible Assets. Intangible assets include patent costs, consisting primarily of related capitalized legal fees, which are amortized over an estimated useful life of five years from issuance. Amortization expense in 2016 and 2015 was approximately $7,000 and $7,000, respectively. Gross intangible assets at December 31, 2016 and 2015 totaled $78,000 each year, and accumulated amortization at December 31, 2016 and 2015 totaled $76,000 and $69,000, respectively.

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

Warrants Modification. The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. Certain warrants were accounted for as derivative liabilities at fair value. Such warrants did not meet the accounting criteria that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.” Warrants that are not considered derivative liabilities are accounted for at fair value at the date of issuance in additional paid-in capital. The fair value of warrants was determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. There were no warrant liabilities as of December 31, 2016 or 2015.

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

New Accounting Pronouncements. In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company has adopted this standard for its year ended December 31, 2016 financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the most leases on the balance sheet. The provisions of this guidance are effective for the annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the our financial position or results of operations.

3.	Property and Equipment

Property and equipment consists of the following at December 31:

	2016	2015
	(in thousands)
Leasehold improvements	$2	$2
Computer and office equipment	13	13
Furniture and fixtures	59	59

Total	74	74
Less accumulated depreciation and amortization	(74)	(74)

Property and equipment—net	$—	$—

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 was $0 and $1,000, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2016	2015
	(in thousands)
Legal and accounting fees	$14	$123
Accrued compensation	614	626
Accrued research and development costs and other	2,174	96

Total	$2,802	$845

5.	Stockholders’ Equity

At December 31, 2016, the Company had 50,000,000 shares of common stock and 20,000,000 undesignated shares authorized. As of December 31, 2016, 5,000,000 shares have been designated for Series A 12% Convertible Preferred Stock, 900,000 shares have been designated for Series B-1 Convertible Preferred Stock, 2,100,000 shares have been designated for Series B-2 Convertible Preferred Stock, 1,000 shares have been designated for Series C Super Dividend Convertible Preferred Stock, 6,000,000 shares have been designated for Series B-3 Convertible Preferred Stock and 5,999,000 remain undesignated.

At Market Issuances of Common Stock

On March 30, 2014, the Company entered into an At Market Issuance Sales Agreement (the “2014 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2014 At Market Agreement. In 2016 and 2015, the Company issued 329,234 and 1,297,216 shares of common stock for net proceeds of approximately $416,000 and $4,571,000, respectively, under the 2014 At Market Agreement.

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

2016 Private Placement

In December 2016, the Company closed two transactions with individual investors through private placements of common stock and warrants. In total, the Company issued approximately 2,814,000 shares of common stock for proceeds of $3,000,000. The Company also issued, to the two investors, warrants to purchase 2,110,672 shares of common stock at $5.00 per share. The warrants have an expiration date in late December 2023. The warrants are exercisable beginning in late June 2017. The exercise price of each warrant is adjustable in the event of a stock split or stock combination, capital reorganization, merger or similar event. The warrants were valued at $1,258,000 as of the issuance dates in late December 2016, using a weighted average closing price of $0.97, a life of 7 years, a volatility of 96% and a risk free interest rate of 1.90%. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” the Company has determined that warrants issued in connection with this financing transaction were not derivative liabilities and therefore, were recorded as additional paid-in capital.

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

In 2015, 25,000 shares of Series A were converted into 4,167 shares of common stock. Prior to 2015, a total of 340,000 shares of Series A had been converted into 56,721 shares of common stock.

Series B Redeemable Convertible Preferred Stock

On February 12, 2009, the Company entered into a securities purchase agreement (the “10X Agreement”) pursuant to which it agreed to issue and sell to 10X Fund LP, at two or more closings, up to: (i) 3,000,000 shares its Series B-1 and B-2 convertible preferred stock with an aggregate stated value of $6.0 million and convertible into 2,000,000 shares of common stock at December 31, 2011 and (ii) warrants to purchase 6,000,000 shares of common stock.

Through a series of closings from February 2009 through May 2010, the Company issued and sold, pursuant to the 10X Agreement, a total of (i) 900,000 shares of Series B-1 convertible preferred stock (“Series B-1 convertible preferred stock” or “Series B-1”) and related common stock warrants for 1,800,000 shares of common stock and (ii) 2,100,000 shares of Series B-2 convertible preferred stock (“Series B-2 convertible preferred stock” or “Series B-2”) and related warrants for 4,200,000 shares of common stock for total net proceeds of $5,483,000.

On September 22, 2016, the Company entered into a securities purchase agreement (the “B-3 Agreement”) pursuant to which it agreed to issue and sell to 10X Fund LP: (i) 1,500,000 shares its Series B-3 convertible preferred stock (“Series B-3 preferred stock” or “Series B-3”) with an aggregate stated value and proceeds of $1.5 million and convertible into 892,349 shares of common stock, and (ii) warrants to purchase up to 669,262 shares of common stock. Also, pursuant to agreements signed on September 22, 2016 with 10X Fund LP, the Company issued 875,000 warrants to purchase common stock in exchange in exchange for the 10X Fund LP agreeing not to sell any shares of common or preferred stock in the Company for 18 months, except in limited circumstances. Additionally, as previously agreed to by the 10X Fund LP, the sole holder of the Company’s Series B-1, Series B-2 and Series B-3 preferred stock (collectively, with the Series B-1 and Series B-2, the “Series B”), in the Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B preferred stock we removed the ability of the holders of the Series B to cause a redemption of their shares of Series B. Accordingly, the Company accounted for the removal of this redemption feature as a modification and reclassified the Series B-1 and Series B-2 preferred stock into permanent equity at September 30, 2016 and forward.

On December 23, 2016, the Company and 10X Fund LP amended the B-3 Agreement whereby the Company agreed to issue and sell to 10X Fund LP an additional (i) 1,008,000 shares of its B-3 preferred stock with an aggregate stated value and proceeds of $1.0 million and convertible into 896,997 shares of common stock, and (ii) warrants to purchase up to 924,780 shares of common stock.

The terms of the Series B are as follows:

Dividends. Holders of the Series B will be entitled to receive cumulative dividends at the rate of 12% for Series B-1 and B-2 and 8% for Series B-3 per annum (compounding monthly) payable quarterly which may, at the Company’s option, be paid in cash or common stock. Pursuant to an agreement with the holder of all shares of Series B, on January 26, 2011, the Company amended and restated the Certificate of Designation of Preferences, Rights and Limitations for the Series B-1 and Series B-2, to provide that dividends are payable in cash or shares of Common Stock valued at 100% of the volume weighted average price of the Common Stock for the 20 consecutive trading days prior to the dividend payment date on and after September 30, 2011. If the Company does not pay any dividend on the Series B, dividends will accrue at the rate of 15% per annum (compounding monthly).

Conversion Rights. Each share of Series B-1 and B-2 is convertible into two-thirds (approximately 0.667) shares of common stock at the conversion price of $3.00 per share at the option of the holder, at any time. The shares of Series B-3 are convertible into 1,789,346 shares of common stock at the option of the holder, at any time.

Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Series B-1 and B-2 will receive $2 per share and holders of B-3 will receive $1 per share plus accrued and unpaid dividends, payable prior and in preference to any distributions to the holders of Common Stock but pari passu with the holders of the Series A 12% Convertible Preferred Stock.

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

Warrants. Each Series B-1 or B-2 related warrant is exercisable at $3.00 per share of common stock at any time on or after the date of issuance until the fifth anniversary of the respective issue date. The Company may, upon 30 days’ notice and so long as an effective registration statement regarding the underlying shares of common stock is in effect, issue a termination notice with respect to (i) each Class A-1 warrant on any trading day on which the market value of the common stock for each of the 15 previous trading days exceeded $7.50 per share and (ii) each Class A-2 warrant on any trading day on which the market value of the common stock for each of the 15 previous trading days exceeded $10.50 per share. All Class A-1 warrants were exercised for cash proceeds of $3,000,000 in 2011 and 500,000 of the Class A-2 warrants were exercised for cash proceeds of $1,500,000 in 2013. Subsequently, in January 2014, the remaining 500,000 Class A-2 warrants were exercised for cash proceeds of $1,500,000.

The fair value of the warrants issued in connection with the Series B-1 was $1,296,000 at the date of issuance based on the following assumptions: an expected life of 5 years, volatility of 118%, risk free interest rate of 1.79% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-1 and the related warrants, resulting in $1,105,000 of the proceeds being allocated to additional paid-in capital. The Company analyzed the Series B-1, post-allocation of the gross proceeds, and determined that there was no beneficial conversion feature at the date of issuance. The issuance costs of the Series B-1 and the amounts allocated to warrants were recorded as a reduction to the carrying value of the Series B-1 when issued, and are accreted to the redemption value of the Series B-1 through the earliest redemption date. Due to the redemption feature, the Company has presented the Series B-1 outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2015. As noted above, the Series B-1 preferred was reclassified to permanent equity as of September 30, 2016 and forward and accretion was ended.

The fair value of the warrants issued during the year ended December 31, 2010 in connection with the Series B-2 was $4,148,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 126% to 129%, risk free interest rates of 2.27% to 2.43% and zero dividends. The fair value of the warrants issued during the year ended December 31, 2009 in connection with the Series B-2 was $5,333,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 124% to 127%, risk free interest rates of 1.98% to 2.70% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-2 and the related warrants, resulting in $1,028,000 and $1,732,000 of the proceeds being allocated to additional paid-in capital for the years ended December 31, 2010 and 2009, respectively. The issuance costs of the Series B-2 and the amounts allocated to warrants were recorded as a reduction to the carrying value of the Series B-2 when issued, and are accreted to the redemption value of the Series B-2 through the earliest redemption dates. Due to the redemption feature, the Company has presented the Series B-2 outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2015. As noted above, the Series B-2 preferred was reclassified to permanent equity as of September 30, 2016 and forward and accretion was ended.

The Company analyzed the Series B-2, post-allocation of the gross proceeds, and determined that there was a beneficial conversion feature at the dates of issuance. Because the closing price of the common stock on the closing date was greater than the effective conversion price, $388,000 and $628,000 of the proceeds (limited to the allocation of the proceeds) during the years ended December 31, 2010 and 2009, respectively, were allocated to an embedded beneficial conversion feature of the Series B-2. The amount allocated to the beneficial conversion feature was recorded as a discount to the Series B-2 is being accreted, with such accretion being charged through the earliest redemption dates. As noted above, the Series B-2 preferred was reclassified to permanent equity as of September 30, 2016 and forward and accretion was ended.

All warrants issued in the Series B-3 transaction are exercisable at $3.00 per share of common stock at any time on or after the date of issuance until the seventh anniversary of the respective issue date.

The fair value of the warrants issued in connection with the September 22, 2016, Series B-3 was $2,262,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 95%, risk free interest rate of 1.42% and zero dividends. The Company allocated the gross proceeds of $1.5 million based on the relative fair value of the Series B-3 and the related warrants, resulting in $890,000 of the proceeds being allocated to additional paid-in capital and $610,000 being allocated to the Series B-3.

The Company analyzed the September 22, 2016, Series B-3, post-allocation of the gross proceeds, and determined that there was a beneficial conversion feature at the dates of issuance. Because the closing price of the common stock on the closing date was greater than the effective conversion price, an embedded beneficial conversion feature of the Series B-3 amounting to $991,000 was charged to additional paid in capital and accumulated deficit.

The fair value of the warrants issued in connection with the December 23, 2016, Series B-3 was $658,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 96%, risk free interest rate of 2.35% and zero dividends. The Company allocated the gross proceeds of $1.008 million based on the relative fair value of the Series B-3 and the related warrants, resulting in $394,000 of the proceeds being allocated to additional paid-in capital and $614,000 being allocated to the Series B-3.

The Company analyzed the December 23, 2016, Series B-3, post-allocation of the gross proceeds, and determined that there was a beneficial conversion feature at the dates of issuance. Because the closing price of the common stock on the closing date was greater than the effective conversion price, an embedded beneficial conversion feature of the Series B-3 amounting to $310,000 was charged to additional paid in capital and accumulated deficit.

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

The terms of the Series C are as follows:

Conversion Rights. Each holder of Series C may convert all, but not less than all, of his Series C shares plus accrued and unpaid dividends into Common Stock at the price of $6.00 per share of Common Stock (“Conversion Price”), such that approximately 1,667 shares of Common Stock will be issued per each converted share of Series C (accrued and unpaid dividends will be issued as additional shares). At December 31, 2016 and 2015, the 176 outstanding shares of Series C were convertible into a total of approximately 293,340 shares of Common Stock.

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

In July 2011, 5 shares of Series C were converted into 8,334 shares of common stock and 5 Series C Post Conversion Dividend Rights (Dividend Rights) were issued. In 2013, 24 shares of Series C were converted into 40,193 shares of common stock and 24 Dividend Rights were issued. In 2014, 20 shares of Series C were converted into 33,756 shares of common stock and 20 Dividend Rights were issued. Per the terms of the Series C, these Dividend Rights shall continue to participate in dividends, however the Floor shall not apply. At December 31, 2016 and 2015, these Dividend Rights were determined to have a de minimis value, as the payment of a dividend is considered improbable at this time. The Company will continue to evaluate and assess the Series C Post Conversion Dividend Right for each reporting period.

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

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2016 and 2015. At December 31, 2016, the Series C redemption value was $7,262,000.

Voting Rights. The Series C shares have no voting rights.

6. Warrants

Warrant activity is summarized as follows:

Outstanding at December 31, 2014	5,470,995
Issued	3,571,425
Cancelled	(133,834)
Exercised	—

Outstanding at December 31, 2015	8,908,586

Issued	4,579,710
Cancelled	—
Exercised	—

Outstanding at December 31, 2016	13,488,296

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2016.

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
February 12, 2009 Series B-1 Transaction
$3.00 Investor Warrants—Class B	1,200,000	$3.00	February 12, 2009	February 12, 2019
May 13, 2009 Series B-2 Transaction
$3.00 Investor Warrants—Class B	600,000	$3.00	May 13, 2009	May 13, 2019
June 30, 2009 Series B-2 Transaction
$3.00 Investor Warrants—Class B	333,333	$3.00	June 30, 2009	June 30, 2019
August 12, 2009 Series B-2 Transaction
$3.00 Investor Warrants—Class B	200,000	$3.00	August 12, 2009	August 12, 2019
September 30, 2009 Series B-2 Transaction
$3.00 Investor Warrants—Class B	216,666	$3.00	September 30, 2009	September 30, 2019
November 4, 2009 Series B-2 Transaction
$3.00 Investor Warrants—Class B	206,666	$3.00	November 4, 2009	November 4, 2019
December 8, 2009 Series B-2 Transaction
$3.00 Investor Warrants—Class B	216,667	$3.00	December 8, 2009	December 8, 2019
January 29, 2010 Series B-2 Transaction
$3.00 Investor Warrants—Class B	216,667	$3.00	January 29, 2010	January 29, 2020
March 8, 2010 Series B-2 Transaction
$3.00 Investor Warrants—Class B	223,334	$3.00	March 8, 2010	March 8, 2020
April 30, 2010 Series B-2 Transaction
$3.00 Investor Warrants—Class B	206,667	$3.00	April 30, 2010	April 30, 2020
May 10, 2010 Series B-2 Transaction
$3.00 Investor Warrants—Class B	380,000	$3.00	May 10, 2010	May 10, 2020
March 28, 2012 Offering Warrants	1,317,161	$5.63	March 28, 2012	March 28, 2017
October 30, 2014 Consultant Warrants	20,000	$5.45	October 30, 2014	October 30, 2017
November 25, 2015 Offering Warrants	3,571,425	$2.50	May 25, 2016	May 25, 2021
September 22, 2016 Series B-3 Transaction
$3.00 Investor Warrants	698,158	$3.00	September 22, 2016	September 22, 2023
September 29, 2016 Series B-3 Transaction
$3.00 Investor Warrants	846,100	$3.00	September 29, 2016	September 29, 2023
December 22, 2016 Private placement warrants	1,466,204	$5.00	December 22, 2016	December 23, 2023

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
December 23, 2016 Series B-3 Transaction
$3.00 Investor Warrants	924,780	$3.00	December 23, 2016	December 23, 2023
December 28, 2016 Private placement warrants	644,468	$5.00	December 28, 2016	December 28, 2023

Total outstanding warrants	13,488,296

Consultant Warrants

In October 2014, the Company granted warrants to a consultant for the purchase of 20,000 shares of common stock at an exercise price of $5.45 per share. The warrants were valued at $76,000 on issuance based on the following assumptions: an expected life of 3 years, volatility of 117%, risk free interest rate of 0.91% and zero dividends. The warrants vested immediately and the Company recognized an expense of $76,000 related to these warrants during the year ended December 31, 2014. These warrants remain outstanding at December 31, 2016.

Offering Warrants

On March 28, 2012, the Company sold and issued 1,333,361 Units (2,666,722 shares of common stock and related $5.63 warrants to purchase 1,333,361 shares of common stock) for gross proceeds of $12.0 million (net cash proceeds of $10,403,000 after the underwriting discount and offering costs). The warrants were valued at $4,445,000 as of the issuance date of March 28, 2012, using the closing price of $4.20, a life of 5 years, a volatility of 119% and a risk free interest rate of 1.05%. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” the Company has determined that warrants issued in connection with this financing transaction were not derivative liabilities and therefore, were recorded as additional paid-in capital. At December 31, 2016, 1,317,161 of these warrants remain outstanding and have an expiration date of March 28, 2017.

7. Stock-Based Compensation

Summary of Stock-Based Compensation Plans

At December 31, 2016, the Company has a stock-based compensation plan where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs. In February 2009, the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”) which originally provided for the issuance of up to 3,333,334, which was subsequently increased to 4,733,334 in May 2014, shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2016, 166 shares were available for future grant under the 2009 Plan.

In addition, the Company has awarded 1,477,379 non-plan stock option grants to employees and non-employees. These non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plans. At December 31, 2016, 1,416,669 non-plan grants were outstanding.

Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock and common stock warrants:

	Year Ended December 31,
	2016	2015
Research and development	$831	$1,018
General and administrative	1,648	2,382

Total stock-based compensation expense	$2,479	$3,400

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2016	2015
Risk-free interest rate	1.49%	1.65%
Expected life of the options	6 years	6 years
Expected volatility of the underlying stock	96%	101%
Expected dividend rate	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 10 years, generally with 5 to 6 years representing the estimated life of options granted to employees. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. At December 31, 2016, the Company does not anticipate any option awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.

The following table summarizes the stock option activity in the stock based compensation plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	3,332,617	$5.79
Granted	454,000	3.23
Forfeited/Cancelled	(348,718)	4.42
Exercised	(95,574)	1.80

Outstanding, December 31, 2015	3,342,325	$5.70
Granted	1,434,750	0.97
Forfeited/Cancelled	(120,187)	3.41
Exercised	—	—

Outstanding, December 31, 2016	4,656,888	$4.30	6.83	$120

Exercisable, December 31, 2016	3,384,238	$5.44	5.78	$22

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2016, based on the closing price of the Company’s common stock of $0.98 on that date.

The weighted-average grant-date fair values of options granted during 2016 and 2015 were $0.97 and $2.57, respectively. As of December 31, 2016 and 2015, there were unvested options to purchase 1,272,650 and 801,026 shares of common stock, respectively. Total expected unrecognized compensation cost related to such unvested options is $1,194,000 at December 31, 2016, which is expected to be recognized over a weighted-average period of 1.14 years.

During the year ended December 31, 2015, the Company issued shares totaling 95,574 upon the exercise of options valued at $146,000. During the year ended December 31, 2015, the Company received $0 for the exercise of stock options. During 2015, 212,501 options were exercised on a cashless basis resulting in the issuance of 95,574 shares. The intrinsic value of options exercised during the year ended December 31, 2015, was $313,000. There were no options exercised during the year ended December 31, 2016.

During the years ended December 31, 2016 and 2015, 963,126 and 535,692 options became vested, respectively. The total grant date fair value of options vested during the years ended December 31, 2016 and 2015 was $3,682,000 and $2,753,000, respectively.

The following table summarizes additional information regarding outstanding and exercisable options under our stock based compensation plans at December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Price (Range)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
		(in years)
$0.87 – 1.00	1,157,250	9.9	$0.88	206,250	$0.88
$1.37 – 1.83	341,668	8.2	1.45	197,147	1.51
$2.08 – 2.79	810,000	6.0	2.28	703,999	2.21
$3.45 – 4.41	564,517	7.3	3.82	498,712	3.87
$6.24 – 7.56	1,466,953	4.2	6.99	1,466,953	7.00
$13.38	316,500	7.0	13.38	311,177	13.38

	4,656,888	6.8	$4.30	3,384,238	$5.44

The following table summarizes the restricted stock grant activity in the Company’s equity incentive plans from December 31, 2014 through December 31, 2016:

Shares
Outstanding, December 31, 2014	416,670
Granted	337,935
Exercised	—
Options forfeited/cancelled	—

Outstanding, December 31, 2015	754,605
Granted	—
Exercised	—
Options forfeited/cancelled	—

Outstanding, December 31, 2016	754,605

On March 12, 2015, the Company granted 81,352 shares of restricted stock to non-employee directors as a component of their compensation. A total of 77,784 shares were issued to seven directors representing non-cash compensation cost of $280,000 which will be recognized on a straight-line basis from the grant date through December 15, 2016, when the restricted shares vested in full. A total of 3,568 shares were issued to two directors, who were not nominated for reelection, representing non-cash compensation cost of $12,845 that will be recognized on a straight-line basis from the grant date through December 15, 2016, when the restricted shares vested in full.

On April 8, 2015, the Company granted 177,618 shares of restricted stock to non-employee directors in exchange for cancelation of 222,615 stock options. As the exchange was made at fair value, there was no additional non-cash compensation expense recorded in accordance with FASB ASC 718-20. Additionally, on April 8, 2015, the Company granted 71,378 shares of restricted stock to one non-employee director representing $236,975 of non-cash compensation expense which was recorded on a straight-line basis from grant date to December 15, 2016, when the restricted shares vested in full. Also, in April and May 2015, the Company granted a total of 7,587 shares of restricted stock to four non-employee directors for service as committee chairs or lead independent director representing $23,500 of non-cash compensation expense which was be recorded on a straight-line basis from grant date to December 15, 2016, when the restricted shares vested in full.

Other Stock Based Compensation Transactions

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

	Year Ended December 31,
	(in thousands, except share and per share amounts)
	2016	2015
Net loss	$(21,436)	$(20,027)
Preferred stock dividends	(741)	(868)
Preferred stock accretion	(173)	(229)

Net loss applicable to common stockholders	$(22,350)	$(21,124)

Basic and diluted net loss per share	$(0.76)	$(0.88)
Shares used in computing basic and diluted net loss per share	29,216	24,120

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year Ended December 31,
	2016 (Shares)	2015 (Shares)
Warrants to purchase shares of common stock	13,488,296	8,908,586
Options to purchase shares of common stock	4,656,888	3,342,325
Shares of common stock issuable upon conversion preferred stock	4,312,282	2,522,936

	22,457,466	14,807,681

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

Rent expense under this operating lease was $50,000 and $47,000 for the years ended December 31, 2016 and 2015, respectively. Future minimum payments under this lease as of December 31, 2016 are as follows (in thousands):

Year ended December 31,
2017	41

Total	$41

Shareholder Class Actions and Derivative Lawsuits

Between July 30, 2014, and August 6, 2014, three putative class action complaints were filed in the United States District Court for the District of Nevada (the “Nevada District Court”) alleging claims for purported violations of the federal securities laws against the Company and certain of its officers and directors on behalf of all persons who purchased or otherwise acquired the Company’s stock between January 6, 2014 and July 28, 2014. On August 22, 2014, the Nevada District Court entered an order consolidating the three cases, relieving the defendants of any obligation to respond to the complaints then on file, and providing that defendants may respond to a consolidated amended complaint to be filed by a lead plaintiff(s) to be appointed pursuant to the Private Securities Litigation Reform Act of 1995. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative securities class action to the United States District Court for the Northern District of Georgia. On March 24, 2015, the Court appointed a lead plaintiff (“Plaintiff’). Plaintiff filed his Consolidated Class Action Complaint (the “Complaint”) on May 8, 2015. The Complaint asserts claims on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s common stock between October 25, 2013 and July 28, 2014. The Complaint alleges that the Company and certain of its officers and directors (the “Class Action Individual Defendants”) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 through allegedly false or misleading statements in certain SEC filings, press releases and other public statements. The Complaint further alleges that the Class Action Individual Defendants and one of the Company’s shareholders face liability for the alleged Section 10(b) and Rule 10b-5 violations pursuant to Section 20(a) of the Exchange Act. The Complaint seeks class certification, unspecified monetary damages, costs, and attorneys’ fees. The Company disputes the allegations and filed a motion to dismiss the Complaint on June 26, 2015. On December 30, 2015, the Court dismissed the putative class action with prejudice and entered a final judgment in favor of the defendants. Plaintiff filed a notice of appeal seeking review of the dismissal order and final judgment. Following full briefing and oral argument of the appeal, the United States Court of Appeals for the Eleventh Circuit entered an order on December 15, 2016, affirming the judgment dismissing all claims against the defendants with prejudice.

On August 1 and 25, 2014, persons claiming to be Galectin shareholders filed putative shareholder derivative complaints in the Nevada District Court, seeking recovery on behalf of the Company against certain of the Company’s directors and officers. On September 10, 2014, the Nevada District Court entered an order consolidating the two cases, relieving the defendants of any obligation to respond to the initial complaints, and providing that defendants may respond to a consolidated complaint to be filed by the plaintiffs. On January 5, 2015, the Nevada District Court granted Defendants’ motion to transfer the consolidated putative derivative litigation to the United States District Court for the Northern District of Georgia (hereinafter referred to as the “Georgia Federal Derivative Action.”). The plaintiffs filed a consolidated complaint on February 27, 2015. On April 6, 2015, the Company and defendants filed motions to dismiss the consolidated complaint. Rather than respond to those motions, the plaintiffs sought and obtained leave to file an amended complaint. Plaintiffs filed their amended complaint (the “Complaint”) on May 26, 2015. The Complaint alleges that certain of the Company’s directors and officers (the “Derivative Action Individual Defendants”) breached their fiduciary duties to the Company’s shareholders by causing or permitting the Company to make allegedly false and misleading public statements concerning the Company’s financial and business prospects. The Complaint also alleges that the Derivative Action Individual Defendants violated the federal securities laws by allegedly making false or misleading statements of material fact in the Company’s proxy filings, committed waste of corporate assets, were unjustly enriched, and that certain defendants breached their fiduciary duties through allegedly improper sales of Galectin stock. In addition, the Complaint alleges that the Derivative Action Individual Defendants and one of the Company’s shareholders aided and abetted the alleged breaches of fiduciary duties. The Complaint seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. The Company and defendants filed motions to dismiss the Complaint on July 8, 2015. On December 30, 2015, the United States District Court for the Northern District of Georgia dismissed the Georgia Federal Derivative Action with prejudice and entered a final judgment in favor of the defendants. Plaintiffs filed a notice of appeal seeking review of the dismissal order and final judgment. On July 7, 2016, the United States Court of Appeals for the Eleventh Circuit dismissed the appeal as the Plaintiffs failed to timely file their appeal brief. In September 2016, the Board received a demand letter from one of the plaintiffs in the Georgia Federal Derivative Action. The demand letter, among other things, requests that the Board investigate the conduct alleged in the Complaint and implement certain remedial measures purportedly designed to address the alleged conduct. It is expected that the Board will consider the demand letter in due course and in light of the related pending shareholder litigation described herein.

On August 29, 2014, another alleged Galectin shareholder filed a putative shareholder derivative complaint in state court in Las Vegas, Nevada, seeking recovery on behalf of the Company against the same Galectin directors and officers who are named as defendants in the derivative litigation pending in the Georgia Federal Derivative Action. The plaintiff in the Nevada action subsequently filed first and second amended complaints. The second amended complaint alleges claims for breach of fiduciary duties, unjust enrichment, and waste of corporate assets, based on allegations that are substantially similar to those asserted in the Georgia Federal Derivative Action (except that the Nevada action does not allege violations of the federal securities laws and does not assert any claim against the Galectin shareholder named as a defendant in the Georgia Federal Derivative Action), and seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. The Company and defendants filed motions to dismiss the second amended complaint on April 22, 2015. On April 29, 2015, the plaintiffs in the Georgia Federal Derivative Action (the “Intervenor Plaintiffs”) filed a motion to intervene in the Nevada action which, among other things, raised questions regarding the Nevada plaintiff’s standing. Thereafter, the Nevada plaintiff filed a motion to join additional plaintiffs. At a hearing held on June 11, 2015, the Nevada court: (i) granted the Intervenor Plaintiffs’ motion to intervene; (ii) directed the Intervenor Plaintiffs to file a complaint in intervention; (iii) directed the Nevada plaintiff to file a motion for leave to file a further amended complaint to add additional plaintiffs; (iv) stated that the defendants’ motions to dismiss the second amended complaint were denied “at this point;” (v) ordered the Nevada action stayed until December 11 , 2015; and (vi) directed the parties to submit a status report on December 11, 2015, updating the court on the progress and status of the Georgia Federal Derivative Action. On July 9, 2015, pursuant to the Nevada State Court’s instruction, the Intervenor Plaintiffs filed a complaint-in-intervention in Nevada State Court, asserting similar claims to the ones they alleged in the Georgia Federal Derivative Action described above. On December 11, 2015, further to the Nevada State Court’s instruction, the parties submitted status reports detailing the status of the Georgia Federal Derivative Action. On January 5, 2016, the Nevada State Court held a status conference during which the dismissal of the Georgia Federal Derivative Action was discussed. Subsequent to that conference, on January 19, 2016, the defendants filed a motion to dismiss the Nevada State Court litigation based on the dismissal of the similar Georgia Federal Derivative Action, among other grounds. Following full briefing and a hearing on March 3, 2016, the Nevada State Court granted dismissal of the Nevada State Court litigation. Notice of Entry of the Nevada State Court’s order dismissing the Nevada State Court litigation was docketed on June 21, 2016. The Nevada plaintiff and Intervenor Plaintiffs (“Appellants”) have filed notices of appeal seeking review of the Nevada State Court’s dismissal order. It is expected that the appeal will be fully briefed by May 2017.

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

10. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH have a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC. The Company contributed $659,000 and $687,000 for the LLC expenses in 2016 and 2015, respectively, and SBH contributed $50,000 in 2016. As of December 31, 2016, the Company’s ownership percentage in the LLC was 80.3%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial. The Company’s portion of the LLC’s net loss for 2014, prior to the change in accounting discussed previously, was $400,000, which includes the Company’s proportionate share of the non-cash charge associated with the contributed IPR&D of $200,000.

11. Income Taxes

The components of the net deferred tax assets are as follows at December 31:

	2016	2015
	(in thousands)
Operating loss carryforwards	$44,219	$37,152
Tax credit carryforwards	1,195	1,195
Other temporary differences	5,707	5,048

	51,121	43,395
Less valuation allowance	(51,121)	(43,395)

Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2015	2014
Tax benefit at U.S. statutory rates	(34%)	(34%)
State tax benefit	(3.7%)	(5.3%)
Permanent differences	2.3%	5.4%
Expiring state NOL’s	1.6%	1.4%
Changes in valuation allowance	33.8%	32.5%

	0%	0%

As of December 31, 2016, the Company has federal and state net operating loss carryforwards totaling $135,945,000 and $97,530,000 respectively, which expire through 2035. The net operating losses include Federal and State excess benefits related to stock options of $707,000 that will be charged to additional paid-in capital when utilized. In addition, the Company has federal and state research and development credits of $998,000 and $196,000, respectively, which expire through 2034. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2016 and 2015, the Company does not have any significant uncertain tax positions.