Form 10-K/A
period 2016-12-31
GALECTIN THERAPEUTICS INC
filed 2017-04-28
CIK 1133416

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2015 was $52.7 million.

The number of shares outstanding of the registrant’s common stock as of April 15, 2017 was 34,659,633.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K, or this Amendment, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 originally filed on March 28, 2017, or the Original Filing, by Galectin Therapeutics, Inc., a Nevada corporation. We are filing this Amendment to present the information required by Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors

Each of our directors is elected annually and holds office until his or her successor has been elected and qualified or until the earlier of his or her death, resignation or removal. Our board of directors currently consists of ten members, all of whom were elected at our 2016 Annual Meeting of Stockholders.

The following table sets forth certain biographical information about our directors, and the qualifications, experiences and skills considered in determining that each such person should serve as a director as of April 15, 2017:

Name	Age	Position	Director Since
Gilbert F. Amelio, Ph.D (2) (3)	74	Director	2009
James C. Czirr (4)	63	Director	2009
Kevin D. Freeman (1)	56	Director	2011
Arthur R. Greenberg (1) (4)	70	Director	2009
John Mauldin (3)	67	Director	2011
Steven Prelack (1)	59	Director	2003
Marc Rubin, M.D. (2) (3)	62	Director	2011
Gilbert S. Omenn, M.D., Ph.D. (2)	75	Director	2014
Peter G. Traber, M.D.	62	Chief Executive Officer, President and Director	2009
Theodore Zucconi, Ph.D. (4)	70	Director	2016

(1)	Member of audit committee
(2)	Member of compensation committee
(3)	Member of nominating and governance committee
(4)	Member of investor relations/public relations committee

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

James C. Czirr, Chairman of the Board since February 2009 and Executive Chairman from February 2010 until January 2016, is a co-founder of l0X Fund, L.P. and is a managing member of 10X Capital Management LLC, the general partner of 10X Fund, L.P. Mr. Czirr was a co-founder of Galectin Therapeutics in July 2000. Mr. Czirr was instrumental in the early stage development of Safe Science Inc., a developer of anti-cancer drugs; served from 2005 to 2008 as Chief Executive Officer of Minerva Biotechnologies Corporation, a developer of nano particle bio chips to determine the cause of solid tumors; and was a consultant to Metalline Mining Company Inc., now known as Silver Bull Resources, Inc., (AMEX: SVBL), a mineral exploration company seeking to become a low-cost producer of zinc. Mr. Czirr received a B.B.A. degree from the University of Michigan. We believe that Mr. Czirr is best situated to sit on our Board of Directors because he is the director who was a co-founder of the Company and is familiar with our business.

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

Theodore Zucconi, Ph.D., served in roles of president, CEO and business development director of Galectin Therapeutics at various times from September 2007 through May 2012. Dr. Zucconi is a senior management consultant and a member of the board of directors of PMTec Inc., a position that he has held since 2001. Dr. Zucconi has also served as President of Implementation Edge LLC since 2002. Dr. Zucconi served as a management consultant to Los Alamos National Laboratory from May 2002 through September 2007. Dr. Zucconi received a B.S in Chemistry from Villanova University, a M.S. in Chemistry from University of Connecticut, and a Ph.D. in Chemistry from the State University of New York. We believe that Dr. Zucconi is best situated to sit on our Board of Directors because of his experience in working for the Company in the past and his industry experience

Code of Ethics

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

Board Determination of Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our board has determined that all of our directors other than Dr. Traber, our chief executive officer, and Mr. Czirr are “independent directors” as defined by The NASDAQ Stock Market. Our board of directors also determined that Drs. Amelio, Rubin and Mr. Mauldin, who comprise our nominating and governance committee, all satisfy the independence standards for such committees established by the SEC and the NASDAQ Marketplace Rules, as applicable. With respect to our audit committee, our board of directors has determined that Messrs. Prelack, Greenberg and Freeman satisfy the independence standards for such committee established by Rule 10A-3 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable. With respect to our compensation committee, our board of directors has determined that Drs. Omenn, Amelio and Rubin satisfy the independence standards for such committee established by Rule 10C-1 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable.

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

Risk Management

The Board has an active role, as a whole and also at the committee level, in overseeing management of our risks. The Board regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. The Compensation Committee of our Board is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Audit Committee of our Board oversees management of financial risks. The Nominating and Corporate Governance Committee of our Board manages risks associated with the independence of the Board members and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks. We believe that any risks arising from our policies and programs are not reasonably likely to have a material adverse effect on the Company. Our programs reflect sound risk management practices including:

•	Use of multiple compensation vehicles that provide a balance of long- and short-term incentives with fixed and variable components; and

•	Equity incentive awards tied directly to appreciation of our stock price.

Executive officers, key employees and key consultants:

Peter G. Traber, MD., Chief Executive Officer and President (see Board of Directors)

Harold Shlevin, Ph.D., age 67, became our Chief Operating Officer and Secretary on October 1, 2012. Dr. Shlevin previously had been employed at the Georgia Institute of Technology’s Advanced Technology Development Center as Principle and Manager of bioscience commercialization efforts since November 2009, where he has assisted faculty in identifying technology worthy of commercialization, catalyzed formation of new start-up bioscience companies, and mentored new company management. From October 2008 to November 2009, he served as Head of Operations and Commercial Development for Altea Therapeutics Corporation, an advanced drug delivery company focused on the delivery of therapeutic levels of water-soluble biotherapeutics and small drugs through the skin. At Altea, he was responsible for pharmaceutical research and development, clinical research, regulatory affairs, engineering, clinical and commercial manufacturing, quality assurance, information technology, facility operations and finance. From July 2006 to September 2008, Dr. Shlevin served as the President and Chief Executive Officer of Tikvah Therapeutics, Inc., a start-up pharmaceutical enterprise focused on later-stage development of neuroscience therapeutics. From May 2000 to January 2006, he served as President and CEO of Solvay Pharmaceuticals, Inc. (US). In January 2006, he was promoted to a global senior Vice President role within Solvay Pharmaceuticals, SA and member of the Board of Solvay Pharmaceuticals, SA.

Jack W. Callicutt, age 50, became our Chief Financial Officer on July 1, 2013. From August 2012 through June 2013, Mr. Callicutt was the Chief Financial Officer of REACH Health, Inc., a telemedicine technology company headquartered in Alpharetta, GA. From April 2010 through August 2012, Mr. Callicutt was the Chief Financial Officer of Vystar Corporation, a publicly-traded company that holds proprietary technology to remove antigenic proteins from natural rubber latex. Prior to that Mr. Callicutt was Chief Financial Officer of IVOX, Inc., Tikvah Therapeutics and Corautus Genetics, a publicly-traded biotechnology company which was developing gene therapy for treatment of cardiovascular disease. Mr. Callicutt previously spent more than fourteen years in public accounting, most recently as a senior manager at Deloitte, where he specialized in technology companies from 1989 to 2003. Mr. Callicutt is a Certified Public Accountant and graduated with honors from Delta State University with a B.B.A. in accounting and computer information systems.

J. Rex Horton, age 47, became the Company’s Executive Director of Regulatory Affairs and Quality Assurance in January 2013. Mr. Horton most recently was Director of Regulatory Affairs at Chelsea Therapeutics, where he successfully led the organization through its first NDA filing and favorable FDA Advisory Committee Meeting. In past leadership roles at Solvay Pharmaceuticals and Abbott Laboratories, he led approval efforts for key products including Androgel® Stickpack, Creon® Capsules and Luvox® CR Capsules. He has also provided chemistry, manufacturing and controls (CMC) regulatory leadership and support of INDs and NDAs, including Estrogel® and Androgel® Pump. Mr. Horton was a member of the executive leadership team that successfully implemented solutions to significant regulatory issues encountered by Solvay in its interactions with the FDA. Mr. Horton earned his Bachelor’s degree in industrial/manufacturing & systems engineering from The Georgia Institute of Technology. He is a member of the Regulatory Affairs Professional Society (RAPS), Drug Information Association (DIA) and American Association of Pharmaceutical Scientists (AAPS).

Adam E. Allgood, Pharm.D., R.Ph, age 52, became our Executive Director of Clinical Development on June 29, 2015. Dr. Allgood was most recently associate director of global pharmaceutical regulatory affairs at UCB Inc., a multinational biopharmaceutical company, from October 2011 to May 2015. His prior positions include leadership roles at Abbott Laboratories from February 2009 to September 2011 in regulatory affairs and Solvay Pharmaceuticals from January 1988 to January 2009 in clinical development and medical affairs, spanning a variety of therapeutic areas including gastroenterology, immunology, rheumatology, neurology, and women’s health. Dr. Allgood earned his Doctor of Pharmacy (Pharm.D.) degree summa cum laude from Mercer University College of Pharmacy and Health Sciences in Atlanta and is a Registered Pharmacist (R.Ph.). He is a member of the American Pharmacists Association (APHA), the Georgia Pharmacy Association (GPHA), and the Association of the United States Army (AUSA).

Eliezer Zomer, Ph.D., age 70, has been our Executive Vice President of Manufacturing and Product Development since the Company’s inception in 2000. Prior to joining our Company, Dr. Zomer had been the founder of Alicon Biological Control, where he served from November 2000 to July 2002. From December 1998 to July 2000, Dr. Zomer served as Vice President of Product Development at SafeScience, Inc. and Vice President of Research and Development at Charm Sciences, Inc. from June 1987 to November 1998. Dr. Zomer received a B. Sc. degree in industrial microbiology from the University of Tel Aviv in 1972, a Ph.D. in biochemistry from the University of Massachusetts in 1978, and undertook a post-doctoral study at the National Institute of Health.

None of the directors, executive officers and key employees share any familial relationship.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes of ownership of such securities with the SEC. Based solely on our review of the copies of these reports received by us and on information provided by the reporting persons, we believe that, during the fiscal year ended December 31, 2016, our directors, officers and owners of more than 10% of our common stock complied with all applicable filing requirements except as set forth below:

On October 24, 2016, each of 10X Fund, L.P. and 10X Capital Management, LLC, the general partner of 10X Fund, L.P., filing jointly, and James C. Czirr, the managing member of 10X Capital Management, LLC, filing separately, reported on Forms 4 (i) the acquisition by 10X Fund, L.P. of 80,212 shares of common stock on June 30, 2016 (amended on Forms 4 filed on January 9, 2017, to correctly report the acquisition of 124,524 shares of common stock), (ii) the acquisition by 10X Fund, L.P. of 84,589 shares of common stock on September 9, 2016, and (iii) the disposition by 10X Fund, L.P. of 229,383 shares of common stock on October 13, 2016. Each of the above transactions should have been reported on Form 4 within two business days of the respective transactions. Additionally, on Mr. Czirr’s Form 4 filed on October 24, 2016, Mr. Czirr reported the acquisition of 1,000 shares of common stock, directly by Mr. Czirr, on September 30, 2016, which should have been reported on Form 4 within two business days of the such acquisition.

On November 15, 2016, each of 10X Fund, L.P. and 10X Capital Management, LLC, the general partner of 10X Fund, L.P., filing jointly, and James C. Czirr, the managing member of 10X Capital Management, LLC, filing separately, reported on Forms 4 (i) the disposition by 10X Fund, L.P. of 9,663 shares of common stock on November 10, 2016, and (ii) a separate disposition by 10X Fund, L.P. of 17,096 shares of common stock on November 10, 2016. Each of the above transactions should have been reported on Form 4 within two business days of the respective transactions.

On January 9, 2017, each of 10X Fund, L.P. and 10X Capital Management, LLC, the general partner of 10X Fund, L.P., filing jointly, and James C. Czirr, the managing member of 10X Capital Management, LLC, filing separately, reported on Forms 4 the acquisitions by 10X Fund, L.P. on December 23, 2016 of each of the following (i) 1,008,000 shares of Series B-3 Convertible Preferred Stock on December 23, 2016, (ii) a Series B-3 Warrant to purchase 672,747 shares of common stock, (iii) a Lock-Up Warrant to purchase 168,033 shares of common stock and (iv) a Lock-Up Warrant to purchase 84,000 shares of common stock. Each of the above transactions should have been reported on Form 4 within two business days of the acquisition date.

On February 1, 2017, each of 10X Fund, L.P. and 10X Capital Management, LLC, the general partner of 10X Fund, L.P., filing jointly, and James C. Czirr, the managing member of 10X Capital Management, LLC, filing separately, reported on Forms 4 the acquisition by 10X Fund, L.P. of 211,876 shares of common stock on December 31, 2016. Such transaction should have been reported on Form 4 within two business days of such acquisition.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee is responsible for creating and reviewing the compensation of the Company’s executive officers, as well as overseeing the Company’s compensation and benefit plans and policies and administering the Company’s equity incentive plans. The following CD&A describes our 2016 executive compensation program and explains the Company’s compensation philosophy, policies, and practices, focusing primarily on the compensation of our named executive officers, or NEOs. This CD&A is intended to be read in conjunction with the tables that follow, which provide detailed historical compensation information for our following NEOs:

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

At our 2016 annual meeting of stockholders approximately 91% of our outstanding common stock voting on the matter voted in favor of the compensation of our NEOs, as disclosed in the proxy materials for the 2016 Annual Meeting. At our 2013 Annual Meeting, the holders of approximately 62% of our outstanding common stock voting on the matter voted in favor of holding the stockholder advisory vote every three years. As a result of such vote, the Board of Directors decided to hold the “Say-on-Pay” advisory vote every three years. Accordingly, the Company’s next “Say-on-Pay” advisory vote on the compensation of our NEOs will be held at our 2019 Annual Meeting.

In 2014 and 2015, the Compensation Committee undertook a review of our compensation policies and practices and retained the compensation consulting firm of Barney & Barney LLC to provide compensation information and analysis with respect to the life science and healthcare industry and with respect to our peer companies within the industry. Barney & Barney LLC reviewed information from industry and other sources, surveys and databases, including publicly-available compensation information of other companies with which we compete, to gauge the competitiveness of our compensation programs. Barney & Barney LLC then reported its findings to the Compensation Committee, with recommendations to bring the Company’s executive compensation closer to the 50th percentile of the total compensation of our competitor companies. These findings continued to inform the Compensation Committee’s decisions on compensation in 2016.

The Compensation Committee plans to use a compensation consultant in the future and to take into account publicly-available data relating to the compensation practices and policies of other companies within and outside our industry. For 2016 and future years, the Compensation Committee intends to benchmark its executive compensation program to target the 50th percentile of the total compensation programs of our competitor companies.

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

In February 2016, the Compensation Committee reviewed the base salaries of our NEOs, taking into account the considerations described above. As expressed in the following table, the Compensation Committee approved salary increases for Messrs. Traber, Czirr, Shlevin and Callicutt:

Name	2015 Base Salary	2016 Base Salary
Peter G. Traber, M.D.	$500,000	$512,500
Harold H. Shlevin, Ph.D.	$250,000	$260,000
Jack W. Callicutt	$240,000	$260,000

For 2017, the Compensation Committee made no adjustments to the base salaries of our NEO’s.

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

For 2016, the Compensation Committee set six Company performance objectives under the Program for 2016 annual performance bonuses to be payable:

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

*For more information about GR-MD-02 and our drug development program please see Item 1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2016.

The 2016 individual performance objectives for each NEO were:

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

The following table represents each NEO’s annual performance bonus target opportunity for 2016 (based on base salary as of the end of 2015):

Name	Target %	Maximum %
Peter G. Traber, M.D.	50%	75%
Harold H. Shlevin, Ph.D.	30%	55%
Jack W. Callicutt	30%	55%

For the 2016 performance year, the Compensation Committee awarded the NEOs the following annual performance bonuses paid in February 2017 based on its determination that all Company performance objectives and individual performance objectives were achieved and certain objectives were even exceeded. However, despite excellent performance on objectives, in view of the overall poor performance of the Company’s share price, the Compensation Committee, acting in its discretion, decided to reduce bonus payments by 20% across the board.

Name	Annual Performance Bonus Amount	Awarded Amount As % of Base Salary
Peter G. Traber, M.D.	$160,877	31.4%
Harold H. Shlevin, Ph.D.	$50,920	19.6%
Jack W. Callicutt	$54,172	20.8%

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

On December 3, 2016, the NEOs were awarded the following options based on 2016 performance. 25% of the options vest immediately upon grant, 25% vest on July 1, 2017 and 50% vest on December 31, 2017. The exercise price of the options is set at the closing price of our stock as of the grant date.

Name	Grant Date	Number of Securities Underlying Options	Exercise Price
Peter G. Traber, M.D.	12/3/2016	220,000	$0.87
Harold H. Shlevin, Ph.D.	12/3/2016	150,000	$0.87
Jack W. Callicutt	12/3/2016	150,000	$0.87

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

On May 6, 2016, the Company amended and restated restated Dr. Traber’s employment agreement, extending Dr. Traber’s employment for an initial three-year term. Upon expiration of that term, the employment agreement provides that Dr. Traber’s employment with the Company will continue indefinitely for additional one-year terms unless either party provides at least three months’ notice that the employment will not continue beyond the end of the then current term. The restated employment agreement provides for an initial annual salary in the amount of $512,500 effective as of May 6, 2016, which may be adjusted by the Board in subsequent years based on annual industry surveys of executive compensation in comparable companies. In addition to his salary, Dr. Traber is entitled to (i) an annual performance bonus (which, upon achieving target performance, would equal 50% of his base salary for the applicable year), (ii) an annual equity or equity-based grant in a form and amount determined by the Board, (iii) participate in incentive, retirement, profit-sharing, life, medical, disability and other plans generally available to senior executives of the Company, (iv) up to four weeks vacation, (v) $2,000,000 life insurance coverage and long-term disability insurance at the Company’s expense, and (vi) coverage under certain liability insurance policies maintained by the Company.

If his employment is terminated (i) by the Company without Cause (as defined in the Employment Agreement), or (ii) by Dr. Traber for Good Reason (as defined in the Employment Agreement), the Employment Agreement provides that, subject to his execution of a release of claims against the Company, Dr. Traber will receive (A) severance benefits equal to one year of his then current base salary (paid over time, but subject to Dr. Traber’s ability to request a lump-sum payment if such election does not otherwise violate Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”)), (B) any bonus for the year prior to termination to the extent not otherwise paid prior to such termination, (C) a prorated bonus for the year of termination, (D) COBRA coverage at a reduced premium (or a cash payment in lieu of such reduced-cost coverage) for the two-year period following termination, (E) immediate vesting of all unvested options held by Dr. Traber at the time of his termination, and (F) an extension of the post-termination exercise period of all of his options until the date such options would have otherwise expired if he remained employed by the Company. Further, the restated employment agreement provides that, in the event Dr. Traber becomes eligible to receive compensation that would be subject to an excise tax pursuant to Code Section 4999, then, to the extent it would leave Dr. Traber in a better net after-tax position, such payments will be reduced to the extent necessary to avoid said excise tax.

Harold H. Shlevin, Ph.D., Chief Operating Officer

We entered into an amended and restated employment agreement with Dr. Shlevin on December 11, 2014. The agreement provides for an initial term from December 11, 2014 through December 31, 2015, and automatically renews for additional one-year periods, unless otherwise terminated by either party. In accordance with the terms of the Agreement, Dr. Shlevin will receive a base salary of $230,000 per year beginning in 2015 and will receive an annual performance bonus based on attainment of one or more pre-established individual and/or Company performance goals established by the Compensation Committee. Effective March 31, 2015, Dr. Shlevin’s annual base salary was increased to $250,000 and was increased again to $260,000 in February 2016. Dr. Shlevin’s target performance bonus opportunity in a given year may not be less than 30% of his base salary in such year.

On June 15, 2016, the Company entered into a Retention Bonus Letter Agreements with Dr. Shlevin, Ph.D. The Agreement provides that the Company will pay Dr. Shlevin $40,000 if he is still employed by the Company on March 1, 2017 or if he is terminated without “Cause” or resigns for “Good Reason” prior to March 1, 2017. This retention bonus was paid on March 1, 2017.

Jack W. Callicutt, Chief Financial Officer

We entered into an employment agreement with Mr. Callicutt dated July 1, 2013, in conjunction with Mr. Callicutt’s appointment as our Chief Financial Officer. Pursuant to the terms of the agreement, Mr. Callicutt received an initial base salary of $175,000 and is eligible to receive a performance bonus equal to 20% of his base salary. Effective March 31, 2015, Mr. Callicutt’s annual base salary was increased to $240,000, and his annual base salary was increased again to $260,000 in February 2016. He also received a signing bonus of $10,000. In addition to his cash compensation, the Company awarded Mr. Callicutt a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on July 1, 2013, with 25,000 shares vesting on December 31, 2013, 50,000 shares vesting on December 31, 2014, 50,000 shares vesting on December 31, 2015 and 75,000 shares vesting on December 31, 2016. The options were granted pursuant to the 2009 Incentive Compensation Plan and expire ten years after the date of grant.

On June 15, 2016, the Company entered into a Retention Bonus Letter Agreements with Mr. Callicutt. The Agreement provides that the Company will pay Mr. Callicutt $50,000 if he is still employed by the Company on March 1, 2017 or if he is terminated without “Cause” or resigns for “Good Reason” prior to March 1, 2017. This retention bonus was paid on March 1, 2017.

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

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this filing. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment to our Annual Report on Form 10-K for the year ended December 31, 2016.

COMPENSATION COMMITTEE

Gilbert S. Omenn, M.D., Ph.D., Chairman Gilbert F. Amelio, Ph.D. Marc Rubin, M.D.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to our Named Executive Officers for the fiscal years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
Peter G. Traber, M.D.	2016	512,500	160,877	288,136	60,567	(3)	1,531,660
Chief Executive Officer & President	2015	500,000	210,000	373,018	54,976	(4)	1,137,994
	2014	485,000	213,400	1,512,150	41,502	(5)	2,252,052
Harold H. Shlevin, Ph.D.,	2016	260,000	50,920	140,587	48,118	(6)	499,625
Chief Operating Officer	2015	250,000	66,000	105,781	40,362	(7)	462,143
	2014	230,000	77,625	428,819	35,304	(8)	771,748
Jack W. Callicutt,	2016	260,000	54,172	140,587	49,097	(9)	503,856
Chief Financial Officer	2015	240,000	69,120	72,377	44,419	(10)	425,916
	2014	175,000	38,500	293,402	38,812	(11)	545,714

(1)	Bonuses for 2016 were paid in February 2017. Bonuses for 2015 were paid in January 2016. Bonuses for 2014 were paid in February 2015.
(2)	Represents the aggregate grant date fair value of option awards made during 2016, 2015 and 2014 computed in accordance with the Stock Compensation Topic of the FASB ASC, as modified of supplemented. Fair value was calculated using the Black-Scholes options pricing model. For a description of the assumptions used to determine these amounts, see Note 7 of the Notes to the Consolidated Financial Statements in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2016, 2015 and 2014.
(3)	Includes $49,967 for health and other insurance and $10,600 for 401(k) plan contributions.
(4)	Includes $44,376 for health and other insurance and $10,600 for 401(k) plan contributions.
(5)	Includes $31,102 for health and other insurance and $10,400 for 401(k) plan contributions.
(6)	Includes $39,994 for health and other insurance and $8,124 for 401(k) plan contributions.
(7)	Includes $32,297 for health and other insurance and $8,065 for 401(k) plan contributions.
(8)	Includes $27,536 for health and other insurance and $7,768 for 401(k) plan contributions.
(9)	Includes $40,972 for health and other insurance and $8,125 for 401(k) plan contributions.
(10)	Includes $35,002 for health and other insurance and $9,417 for 401(k) plan contributions.
(11)	Includes $31,016 for health and other insurance and $7,796 for 401(k) plan contributions.

Employment Agreements with our Named Executive Officers

Peter G. Traber, MD

Dr. Traber’s prior employment agreement provided that he shall receive severance equal to one year of his then base salary paid in installments over a period of twelve months, two years’ medical coverage, and immediate vesting of all unvested warrants and options if his employment is terminated (i) by the Company “without cause,” (ii) by Dr. Traber for “good reason,” or (iii) following a “change in control” (as each term is defined in the Agreement). If Dr. Traber’s employment is terminated “for cause,” as defined in the agreement, subject to “cure rights” in certain instances, he is not entitled to severance.

The agreement provided that during its term Dr. Traber shall not engage in any business competitive with the Company, and thereafter he shall not (i) accept for 12 months business from of our customers or accounts relating to “competing products” or services of the Company, or (ii) render services for 6 months to any “competing organization” (as such terms are defined in the employment agreement). The employment agreement also contains provisions binding on Dr. Traber with respect to (i) protection of our confidential information; (ii) requirements to disclose and assign inventions or other intellectual property to the Company; (iii) non-solicitation of our executives, or persons with whom we have a business relationship such as investors, suppliers and customers; and (iv) advance review and approval of all writings he proposes to publish.

On May 6, 2016, the Company entered into an amended and restated employment agreement with Dr. Traber. Under his restated employment agreement, if his employment is terminated (i) by the Company without Cause (as defined in the Employment Agreement), or (ii) by Dr. Traber for Good Reason (as defined in the Employment Agreement), subject to his execution of a release of claims against the Company, Dr. Traber will receive (A) severance benefits equal to one year of his then current base salary (paid over time, but subject to Dr. Traber’s ability to request a lump-sum payment if such election does not otherwise violate Section 409A of the Internal Revenue Code of 1986, as amend (the “Code”)), (B) any bonus for the year prior to termination to the extent not otherwise paid prior to such termination, (C) a prorated bonus for the year of termination, (D) COBRA coverage at a reduced premium (or a cash payment in lieu of such reduced-cost coverage) for the two-year period following termination, (E) immediate vesting of all unvested options held by Dr. Traber at the time of his termination, and (F) an extension of the post-termination exercise period of all of his options until the date such options would have otherwise expired if he remained employed by the Company.

The restated employment agreement provides that during its term Dr. Traber will not engage in any business competitive with the Company, whether as employee, consultant, agent, principal, officer, director, shareholder or otherwise. Following employment, the restated employment agreement provides that Dr. Traber will not (i) accept business from the Company’s customers or accounts relating to “competing products” or services of the Company for a period of 12 months, or (ii) render services to any “competing organization” (as such quoted terms are defined in the Employment Agreement) for a period of six months. The restated employment agreement also contains provisions binding Dr. Traber with respect to (A) protection of the Company’s confidential information; (B) requirements to disclose and assign inventions or other intellectual property to the Company; (C) non-solicitation of the Company’s executives, or persons with whom the Company has a business relationship such as investors, suppliers and customers; and (D) advance review and approval of all writings he proposes to publish.

Harold H. Shlevin , PhD

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

The following table sets forth the potential benefits payable to our NEOs pursuant to the arrangements described above, assuming termination of employment or a change of control had occurred on December 31, 2016.

Benefit/Plan/Program	Peter G. Traber, M.D.	Harold H. Shlevin, Ph.D.	Jack W. Callicutt
Options (1)	$18,150	$12,375	$12,375
Employment Agreement Change of Control Severance (2)	$673,377	$310,920	$314,172
Employment Agreement Termination Severance (3)	$673,377	$310,920	$314,172
Total value upon a change of control (4)	$691,527	$323,295	$326,547
Total value upon termination of employment due to death or disability (5)	$0	$0	$0

(1)	Amounts represent the potential value of unvested stock options held by the NEOs under the 2009 Incentive Compensation Plan and the 2001 Stock Incentive Plan that would have vested upon a change of control or upon termination of employment by reason of death or disability on December 31, 2016, based on a price of $0.98 per share, the closing price of our common stock on December 31, 2016.
(2)	Represents the amount of the severance and bonus payments that would have been payable to each participant upon a change of control on December 31, 2016.
(3)	Represents the amount of the severance and bonus payments that would have been payable to each participant upon a termination of employment by the Company without “cause” or by the executive for “good reason”.
(4)	Reflects the sum of (1) the value of accelerated vesting of options; (2) the value of shares of common stock received upon partial vesting of unvested performance shares; and (3) severance and bonus payments that would have been payable to each participant upon a change of control, in each case as of December 31, 2016.
(5)	Reflects the amounts payable under the executive’s employment agreement as a result of termination of employment due to death or disability as of December 31, 2016.

GRANTS OF PLAN-BASED AWARDS IN 2016

Name	Grant Date		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
			Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Peter G. Traber, M.D.	01/20/2016	(1)									134,000	$1.37	$140,293	(2)
	12/03/2016	(1)									220,000	$0.87	$147,843	(2)
	—			$250,000	(3)
Harold H. Shlevin, Ph.D.	01/20/2016	(1)									38,000	$1.37	$39,785	(2)
	12/03/2016	(1)									150,000	$0.87	$100,802	(2)
	—			$75,000	(3)
Jack W. Callicutt	01/20/2016	(1)									38,000	$1.37	$39,785	(2)
	12/03/2016	(1)									150,000	$0.87	$100,802	(2)
	—			$72,000	(3)

(1)	Grants of stock options under our 2009 Incentive Compensation Plan in accordance with the Program. Grants made on January 20, 2016 were awarded based upon 2015 performance and were reported as compensation in 2015. Grants made on December 3, 2016 were awarded based upon 2016 performance.
(2)	Represents the grant date fair value of option awards based upon the Black Scholes valuation model made in 2016. For a description of the assumptions used to determine these amounts, see footnote 7 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
(3)	Represents the target amount for the 2016 annual performance bonus awards in accordance with the Program.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2016

The following table sets forth information regarding all outstanding equity awards held by the NEOs at December 31, 2016. The exercise price of the options is set at the closing price of our stock at the date prior to or as of the date of grant. Outstanding options have been approved by our Compensation Committee and our Board of Directors.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Peter G. Traber, M.D.	833,335	(1)	—			6.96	03/07/2021	—	—	—	—
	83,334	(2)	—			7.56	05/26/2021
	420,000	(3)	—			2.08	05/23/2022
	131,209	(4)	2,791	(4)		13.38	01/21/2024
	97,711	(5)	36,289	(5)		3.45	01/29/2025
	64,212	(8)	69,788	(8)		1.37	01/20/2026
	55,000	(9)	165,000	(9)		0.87	12/03/2026

Harold H. Shlevin, Ph.D.	150,000	(6)	—			2.32	08/27/2022	—	—	—	—
	37,209	(4)	791	(4)		13.38	01/21/2024
	27,711	(5)	10,289	(5)		3.45	01/29/2025
	18,212	(8)	19,788	(8)		1.37	01/20/2026
	37,500	(9)	112,500	(9)		0.87	12/03/2026

Jack W. Callicutt	200,000	(7)	—			4.41	07/01/2023	—	—	—	—
	25,459	(4)	541	(4)		13.38	01/21/2024
	18,961	(5)	7,039	(5)		3.45	01/29/2025
	18,212	(8)	19,788	(8)		1.37	01/20/2026
	37,500	(9)	112,500	(9)		0.87	12/03/2026

(1)	125,000 options vested on March 7, 2011, the grant date, 104,667 options vested on each of the first and second anniversaries of the grant date, 83,333 options vested on each of the third and fourth anniversaries of the grant date and 166,667 options vested on the fifth anniversary of the grant date. The remaining 166,667 options vested upon the achievement of certain milestones. With respect to options that vest on anniversaries, exercise rights are accelerated upon achievement of certain milestones.
(2)	100% of these options vested on May 26, 2011, the grant date.
(3)	120,000 options vested on May 23, 2012, the grant date, 100,000 vested on each of the first, second and third anniversaries of the grant date.
(4)	25% of the options vested on January 21, 2014, the grant date with the remainder vesting ratably on a monthly basis over a three year period.
(5)	25% of the options vested on January 29, 2015, the grant date, with the remainder vesting ratably on a monthly basis over a three year period.
(6)	50,000 options vested on August 27, 2012, the grant date, 50,000 options vested on December 31, 2012, 75,000 vested on December 31, 2013 and 75,000 options vested on December 31, 2014. 100,000 options were exercised in 2013.
(7)	These options were granted on July 1, 2013. 25,000 options vested on December 31, 2013, 50,000 options vested on December 31, 2014, 50,000 vested on December 31, 2015 and 75,000 options vested on December 31, 2016.
(8)	25% of the options vested on January 20, 2016, the grant date, with the remainder vesting ratably on a monthly basis over a three year period.
(9)	25% of the options vested on December 3, 2016, the grant date, 25% vest on July 1, 2017, and 50% vest on December 31, 2017.

OPTION EXERCISES IN 2016

There were no exercises of stock options by the NEOs during the 2016 fiscal year.

Pension Benefits

None of our NEOs are covered by a pension plan or similar benefit plan that provides for payment or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our NEOs are covered by a deferred contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

DIRECTOR COMPENSATION

The following table details the total compensation earned by our non-employee directors during the year ended December 31, 2016. See “Executive Compensation” for a description of compensation for Dr. Traber.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Gilbert F. Amelio, Ph.D.	47,000	—	28,685	—	—	75,685
James C. Czirr	35,729	—	21,600	—	—	57,329
Kevin D. Freeman	42,500	—	21,600	—	—	64,100
Arthur R. Greenberg	46,000	—	21,600	—	—	67,600
John Mauldin	38,500	—	21,600	—	—	60,100
Gilbert S. Omenn, M.D., Ph.D.	45,000	—	28,685	—	—	73,685
Steven Prelack	50,000	—	28,685	—	—	78,685
Marc Rubin, M.D.	75,146	—	35,597	—	—	110,743
Theodore Zucconi, Ph.D.	1,604	—	21,600	—	—	23,204

(1)	Represents the grant date fair value of option awards based upon the Black Scholes valuation model made in 2016. Options were granted on December 15, 2016 and will vest in full at the date of the 2017 Annual Meeting of Stockholders. For a description of the assumptions used to determine these amounts, see footnote 7 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
(2)	Excludes travel expense reimbursements.

Name	Number of Shares Subject to Option Awards Held as of December 31,2016
Gilbert F. Amelio, Ph.D.	41,500
James C. Czirr	653,250
Kevin D. Freeman	47,964
Arthur R. Greenberg	34,449
John Mauldin	56,439
Gilbert S. Omenn, M.D., Ph.D.	41,500
Steven Prelack	41,500
Marc Rubin, M.D.	51,500
Theodore Zucconi, Ph.D.	31,250

TOTAL	999,352

For a more detailed description of the assumptions used for purposes of determining grant date fair value, see Note 7 to the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included in the Form 10-K for the 2016 fiscal year.

We also reimburse our directors for reasonable travel and other related expenses.

The Company’s cash compensation program for directors was implemented in March 2015, non-employee directors of the Company will receive an annual cash retainer of $35,000. Each Nominating and Corporate Governance Committee member will receive an additional cash retainer of $3,500; each Compensation Committee member will receive an additional cash retainer of

$5,000, and each Audit Committee member will receive an additional cash retainer of $7,500. In addition to the annual fee and committee membership retainers, the Nominating and Corporate Governance Committee Chairman will receive an annual cash retainer of $7,000; the Compensation Committee Chairman will receive an annual cash retainer of $10,000; and the Audit Committee Chairman will receive an annual cash retainer of $15,000. The Board Chairman will receive an additional annual cash retainer of $35,000. Additionally, in December 2016, the Board approved cash retainers of $3,500 to be paid to each member of the Board’s investor relation/public relations committee and an additional cash retainer of $3,500 to be paid to the investor relations/public relations committee chair, in each case beginning in 2017.

On December 15, 2016, stock option grants were made to non-employee directors which vest 100% at the date of the 2017 Annual Meeting of Stockholders. The Chairman was granted 51,500 stock options, the chairs of the Nominating and Corporate Governance Committee, the Audit Committee and the Compensation Committee were each granted 41,500 stock options and remaining non-employee directors were each granted 31,250 stock options.

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2017, certain information concerning the beneficial ownership of our common stock, Series A preferred stock and Series B preferred stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. The table also sets forth, in its final column, the combined voting power of the voting securities on all matters presented to the stockholders for their approval at the annual meeting, except for such separate class votes as are required by law.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after April 15, 2017 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address(1)	Shares of Common Stock Beneficially Owned(2)		Percent of Common Stock(3)	Shares of Series A Preferred Stock Beneficially Owned		Percent of Series A Preferred Stock(4)	Shares of Series B Preferred Stock Beneficially Owned(5)	Percent of Series B Preferred Stock	Shares of Series C Preferred Stock Beneficially Owned(6)	Percent of Series C Preferred Stock
5% Stockholders
James C. Czirr	15,322,149	(7)	33.6%	100,000		7.3%	5,508,000	100%	—	—
10X Fund, L.P. (8)	13,794,852	(9)	30.7%	—		—	5,508,000	100%	—	—
Richard Uihlein(10)	4,079,446	(11)	11.2%	—		—	—	—	50	28.4%
David Smith (12)	—		—	175,000		12.7%	—	—	—	—
Fivex LLC (13)	—		—	100,000	(10)	7.3%	—	—	—	—

Directors and Other Named Executive Officers
James C. Czirr	15,322,149	(7)	33.6%	100,000		7.3%	5,508,000	100%	—	—
Gilbert F. Amelio, Ph.D.	119,961		*	—		—	—	—	—	—
Kevin Freeman	174,417	(14)	*	—		—	—	—	—	—
Arthur R. Greenberg	117,920		*	—		—	—	—	—	—
John Mauldin	42,550		*	—		—	—	—	—	—
Gilbert S. Omenn, M.D., Ph.D.	73,894		*	50,000		3.6%	—	—	—	—

Name and Address(1)	Shares of Common Stock Beneficially Owned(2)	Percent of Common Stock(3)	Shares of Series A Preferred Stock Beneficially Owned	Percent of Series A Preferred Stock(4)	Shares of Series B Preferred Stock Beneficially Owned(5)	Percent of Series B Preferred Stock	Shares of Series C Preferred Stock Beneficially Owned(6)	Percent of Series C Preferred Stock
Steven Prelack	107,189	*	—	—	—	—	—	—
Marc Rubin, M.D.	48,581	*	—	—	—	—	—	—
Theodore Zucconi, Ph.D.		*	—	—	—	—	—	—
Peter G. Traber, M.D.	1,822,841	5.0%	—	—	—	—	—	—
Harold H. Shlevin, Ph.D.	333,252	1.0%	—	—	—	—	—	—
Jack W. Callicutt	308,598	*	—	—	—	—	—	—
All executive officers and directors as a group (11 persons)	47,892,389	38.6%	150,000	10.9%	5,508,000	100%	50	28.4%

*	Less than 1%.
(1)	Except as otherwise indicated, the address for each named person is c/o Galectin Therapeutics Inc., 4960 Peachtree Industrial Blvd., Suite 240, Norcross, GA 30071.
(2)	Includes the following number of shares of our common stock issuable upon exercise of outstanding stock options granted to our named executive officers and directors that are exercisable within 60 days after April 15, 2017.

Directors and Named Executive Officers	Options Exercisable Within 60 Days
Jim C. Czirr	622,000
Kevin Freeman	16,714
Arthur R. Greenberg	8,475
Peter Traber, M.D.	1,715,507
Harold Shlevin, Ph.D.	279,338
Jack Callicutt	307,338

All executive officers and directors as a group	2,949,372

(3)	For each named person and group included in this table, percentage ownership of our common stock is calculated by dividing the number of shares of our common stock beneficially owned by such person or group by the sum of (i) 34,659,633 shares of our common stock outstanding as of April 15, 2017 and (ii) the number of shares of our common stock that such person has the right to acquire within 60 days after April 15, 2017.
(4)	Based on 1,377,500 shares of Series A preferred stock outstanding as of April 15, 2017.
(5)	Includes 900,000 shares of Series B-1 preferred stock, 2,100,000 shares of Series B-2 preferred stock and 2,508,000 shares of Series B-3 preferred stock outstanding as of April 15, 2017.
(6)	Based on 176 shares of Series C preferred stock outstanding as of April 15, 2017.
(7)	Includes (i) 600,000 common shares issuable upon conversion of 900,000 shares of Series B-1 preferred stock, (ii) 1,400,000 common shares issuable upon conversion of 2,100,000 shares of Series B-2 preferred stock; (iii) 1,789,346 common shares issuable upon conversion of 2,508,000 shares of Series B-3 preferred stock; (iv) 6,469,038 common shares issuable upon exercise of warrants; (v) 2,000,000 shares of common stock acquired upon exercise of warrants; and (vi) 2,054,570 common shares issued as stock dividends paid on the Series B preferred stock less 518,102 shares sold or distributed to limited partners, as to which Mr. Czirr, in his capacity as a managing member of 10X Capital Management Fund, LLC, a Florida limited liability company and general partner of 10X Fund (referred to herein as 10X Management) has shared voting and investment power, and disclaims beneficial ownership; also includes 16,667 shares of our common stock issuable upon conversion of Series A preferred stock owned by Mr. Czirr.
(8)	Contact: c/o 10X Capital Management, LLC 1099 Forest Lake Terrace, Niceville, FL 32578.
(9)	Includes (i) 600,000 common shares issuable upon conversion of 900,000 shares of Series B-1 preferred stock, (ii) 1,400,000 common shares issuable upon conversion of 2,100,000 shares of Series B-2 preferred stock; (iii) 1,789,346 common shares issuable upon conversion of 2,508,000 shares of Series B-3 preferred stock; (iv) 6,469,038 common shares issuable upon exercise of warrants; (v) 2,000,000 shares of common stock acquired upon exercise of warrants; and (vi) 2,054,570 common shares issued as stock dividends paid on the Series B preferred stock less 518,102 shares sold or distributed to limited partners, as to which Mr. Czirr, in his capacity as a managing member of 10X Capital Management Fund, LLC, a Florida limited liability company and general partner of 10X Fund (referred to herein as 10X Management) has shared voting and investment power, and disclaims beneficial ownership, of these securities.
(10)	Contact: c/o Richard Uihlein, 12575 Uline Drive, Pleasant Prairie, WI, 53158.

(11)	Includes (i) 2,509,909 shares of common shares, (ii) 1,466,204 common shares issuable upon exercise of warrants, (iii) 83,333 common shares issuable upon conversion of Series C preferred stock, and (iv) 20,000 common shares owned by Ed Uihlein Family Foundation as to which Mr. Richard Uihlein in his capacity as president and director shares voting and investment power and disclaims beneficial ownership.
(12)	Contact: c/o David Smith 34 Shorehaven Road E., Norwalk, CT 06855.
(13)	Mr. Smith is the manager of Fivex LLC, a Connecticut limited liability company, and may be deemed to have voting and investment control over, but disclaims beneficial ownership of, the shares of Series A preferred stock.
(14)	Includes 130,600 shares of the Company’s common stock managed by Cross Consulting and Services, LLC, a Texas limited liability company, d/b/a Freeman Global Investment Counsel. Mr. Freeman, in his capacity as CEO of Freeman Global Investment Counsel, has voting and investment control over, but disclaims beneficial ownership of, these shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2016 about the securities issued, or authorized for future issuance, under our equity compensation plans, consisting of our 2001 Stock Incentive Plan, our 2003 Non-Employee Director Stock Incentive Plan, and our 2009 Incentive Compensation Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,240,219	$3.11	166
Equity compensation plans not approved by security holders (1)	1,416,669	$7.02	—

Total	4,656,888	$4.30	166

(1)	Represents grants by the Board of Directors for stock options granted to employees and consultants that are outside of the stockholder approved compensation plans. The shares underlying these grants are not registered upon exercise and have six month holding restrictions under Rule 144 of the SEC.

Item 13. Certain Relationships and Related Transactions

Except as set forth below, since the beginning of fiscal year 2016, we did not participate in any transactions in which any of the director nominees, Class B directors, executive officers, any beneficial owner of more than 5% of any class of our stock, nor any of their immediate family members, had a direct or indirect material interest.

On September 22, 2016, the Company entered into a securities purchase agreement (the “B-3 Agreement”) pursuant to which it agreed to issue and sell to 10X Fund LP, a holder of more than 5% of our issued and outstanding common stock and 100% of our outstanding Series B Preferred Stock: (i) 1,500,000 shares its Series B-3 convertible preferred stock (“Series B-3 preferred stock” or “Series B-3”) with an aggregate stated value and proceeds of $1,500,000 and convertible into 892,349 shares of common stock, and (ii) warrants to purchase up to 669,262 shares of common stock. Also, pursuant to agreements signed on September 22, 2016 with 10X Fund LP, the Company issued 875,000 warrants to purchase common stock in exchange in exchange for the 10X Fund LP agreeing not to sell any shares of common or preferred stock in the Company for 18 months, except in limited circumstances. Additionally, as previously agreed to by the 10X Fund LP, the sole holder of the Company’s Series B-1, Series B-2 and Series B-3 preferred stock (collectively, with the Series B-1 and Series B-2, the “Series B”), in the Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B preferred stock we removed the ability of the holders of the Series B to cause a redemption of their shares of Series B. On December 23, 2016, the Company and 10X Fund LP amended the B-3 Agreement whereby the Company agreed to issue and sell to 10X Fund LP an additional (i) 1,008,000 shares of its B-3 preferred stock with an aggregate stated value and proceeds of $1,008,000 and convertible into 896,997 shares of common stock, and (ii) warrants to purchase up to 924,780 shares of common stock. As noted above, Jim C. Czirr, one of our directors, is managing member of 10X Capital Management LLC, the general partner of 10X Fund, L.P.

Additionally, On December 22, 2016, the Company entered into a Subscription Agreement with Richard Uihlein, a holder of more than 5% of our issued and outstanding common stock and more than 5% of our outstanding Series C Preferred Stock. Pursuant to the Subscription Agreements, the Company issued 1,954,939 shares of Common Stock and Common Stock Warrants to purchase 1,466,204 shares of Common Stock in exchange for an aggregate purchase price of $2,000,000. The price for a unit of one share of Common Stock and a Common Stock Warrants to acquire 0.75 for each share of Common Stock was equal to the most recent closing price of a share of the Company’s common stock plus $0.09375. Pursuant to the Subscription Agreement, the Company agreed that within 90 days of a final closing of its offering of Common Stock it will register for resale the shares of Common Stock sold to Mr. Uihlein as well as the shares of Common Stock issuable upon exercise of warrants. Each Common Stock Warrant is exercisable at $5.00 per share of Common Stock at any time after the date that is six months after issuance until the seventh anniversary of the respective issue date.

Our Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, conduct an appropriate review of, and be responsible for the oversight of, all related party transactions on an ongoing basis. There were no related party transactions in the fiscal year ended December 31, 2016.

Item 14. Principal Accountant Fees and Services

The Company selected Cherry Bekaert LLP as the company’s independent accounting firm in August 2015 replacing McGladrey LLP.

FEES PAID TO CHERRY BEKAERT LLP

Fiscal Year 2016
Audit Fees (1)	$119,000
Audit-Related Fees (3)	18,000
Tax Fees	15,000
Subtotal	—
All Other Fees	—

Total Fees	$152,000

Fiscal Year 2015
Audit Fees (2)	$107,000
Audit-Related Fees (3)	10,000
Tax Fees	13,000
Subtotal	—
All Other Fees	—

Total Fees	$130,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements dated December 31, 2016 included in our Annual Report on Form 10-K, and review of financial statements included in our Quarterly Reports on Form 10-Q for 2016.
(2)	Audit Fees. These are fees for professional services for the audit of our annual financial statements dated December 31, 2015 included in our Annual Report on Form 10-K, and review of financial statements included in our Quarterly Reports on Form 10-Q for the quarter ended September 30, 2015. McGladrey LLP performed the reviews of our financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015. Fees paid to McGladrey LLP for the first two quarters of 2015 were $28,000 and are not included in the table.
(3)	Audit-Related Fees. These are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including financial disclosures made in our equity finance documentation and registration statements filed with the SEC that incorporate financial statements and the auditors’ report thereon and reviewed with our Audit Committee on financial accounting/reporting standards.

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

3.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2012.)

3.2	Amended and Restated Bylaws of Galectin Therapeutics Inc., as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.)

3.4	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series B-3 Convertible Preferred Stock of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on September 22, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Common Stock (Class W) of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on February 13, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2017.)

3.6	Certificate of Designation of Preferences, Rights and Limitation of Series C Super Dividend Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of Nevada on December 30, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.)

3.7	Certificate of Change as filed with the Nevada Secretary of State on March 1, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)

Exhibit Number	Description of Document

4.1	Form of Class A-1 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.2	Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.3	Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.4	Amended Form of Class A-1 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.5	Amended Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.6	Amended Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.7	Form of Warrant Agreement between Galectin Therapeutics Inc. and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant certificate) (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)

4.8	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

4.9	Form of Class B-3 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

4.10	Form of Lock-Up Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

4.11	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

10.1†	Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 filed with the Commission on November 14, 2001.)

10.2†	Pro-Pharmaceuticals, Inc. 2003 Non-employee Director Stock Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on Form S-8, as filed with the Commission on October 22, 2003.)

10.3†	Form of Incentive Stock Option Agreement (under the 2001 Stock Incentive Plan). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.)

10.4†	Form of Non-Qualified Stock Option Agreement (under the 2001 Stock Incentive Plan). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.)

10.5†	Form of Non-Qualified Stock Option Agreement (under the 2003 Non-Employee Director Stock Incentive Plan). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.)

10.6	Form of Common Stock Purchase Warrant. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 15, 2008.)

10.7	Promissory Note dated February 12, 2009 issued by Pro Pharmaceuticals, Inc. in favor of 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

10.8	Security Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

Exhibit Number	Description of Document

10.9	Escrow Agreement dated February 12, 2009 among Pro Pharmaceuticals, Inc., 10X Fund, L.P. and Investment Law Group of Gillett, Mottern & Walker, LLP, as Escrow Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

10.10	Registration Rights Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

10.11†	Pro-Pharmaceuticals, Inc. 2009 Incentive Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

10.12†	Form of Restricted Stock Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.13†	Form of Non-Qualified Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.14†	Form of Incentive Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.15	Agreement with the 10X Fund L.P., dated February 11, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 17, 2010.)

10.16†	Common Stock Purchase Warrant dated August 3, 2010 issued to Peter Traber. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2010.)

10.17	Letter Agreement Between 10X Fund, L.P. and Pro-Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2010.)

10.18	Form of Securities Purchase Agreement for Series C Super Dividend Convertible Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.)

10.19	Agreement dated January 21, 2011, between Pro-Pharmaceuticals, Inc. and 10X Fund L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

10.20†	Non-Qualified Stock Option Agreement dated March 7, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 9, 2011.)

Exhibit Number	Description of Document

10.21†	Employment Agreement dated March 31, 2011 between Eli Zomer and Pro-Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2011.)

10.22	Agreement dated April 22, 2011, between Pro-Pharmaceuticals, Inc. and Sigma-Aldrich, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 28, 2011.)

10.23†	Employment Agreement dated May 6, 2016 between Peter Traber, and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 10, 2016.)

10.24†	Employment Agreement dated June 28, 2011 between James C. Czirr, and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on July 5, 2011.)

10.25†	Non-Qualified Stock Option Agreement for Peter G. Traber, M.D. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on August 15, 2011.)

10.26†	Non-Qualified Stock Option Agreement for James C. Czirr (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on August 15, 2011.)

10.27†	Independent Consulting Agreement dated April 30, 2012, between Scott L. Friedman, M.D. and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2012.)

10.28†	Amended and Restated Employment Agreement dated December 11, 2014 between Harold H. Shlevin and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 12, 2014.)

10.29	Amended and Restated Master Services Agreement dated February 1, 2013 between Galectin Therapeutics Inc. and CTI Clinical Trial Services, Inc. and CTI Clinical Consulting Services Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 10, 2013.)

10.30	Amended Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

Exhibit Number	Description of Document

10.31	Amended Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.32†	Employment Agreement dated June 20, 2013 between Jack W. Callicutt and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.33†	Stock Option Agreement with Thomas A. McGauley dated June 19, 2013 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.34	At Market Issuance Sales Agreement, dated October 25, 2013, by and between Galectin Therapeutics Inc. and MLV & Co. LLC (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on October 25, 2013.)

10.35	Amendment No. 1 to At Market Issuance Sales Agreement, dated March 21, 2014, by and between Galectin Therapeutics Inc. and MLV & Co. LLC (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 21, 2014.)

10.36	Project Addendum (with Master Services Agreement), dated March 6, 2015, by and between Galectin Therapeutics Inc. and PPD Development, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 12, 2015.)***

10.37	Securities Purchase Agreement, dated November 19, 2015, by and among Galectin Therapeutics Inc. and the Purchasers identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.38	Placement Agency Agreement, dated November 19, 2015, by and between Galectin Therapeutics Inc. and Roth Capital Partners, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.39	Registration Rights Agreement, dated November 19, 2015, by and between Galectin Therapeutics Inc. and the Purchasers signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.40	Project Addendum Modification, dated March 11, 2016, by and between Galectin Therapeutics, Inc. and PPD Development, L.P.***

10.41†	Jack W. Callicutt Retention Bonus Letter Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 20, 2016.)

10.42†	Harold H. Shlevin, Ph.D. Retention Bonus Letter Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 20, 2016.)

10.43	Securities Purchase Agreement, dated September 22, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2016.)

10.44	Registration Rights Agreement, dated September 22, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2016.)

10.45	Lock-Up Agreement, dated September 22, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2016.)

10.46	Form of Subscription Agreement entered into between Galectin Therapeutics Inc. and certain purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

10.47	Amendment to Securities Purchase Agreement, dated December 23, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

21.1*	Subsidiaries of Galectin Therapeutics Inc.

23.1*	Consent of Cherry Bekaert LLP, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.3**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.4**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Previously filed on March 28, 2017, with Galectin Therapeutics, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
**	Filed herewith.
#	Furnished on March 28, 2017, with Galectin Therapeutics, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	Galectin Therapeutics, Inc. has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.
†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2017.

GALECTIN THERAPEUTICS INC.

By:	/s/ PETER G. TRABER
Name: Peter G. Traber, M.D.
Title: Chief Executive Officer and President