Form 10-Q
period 2017-06-30
GALECTIN THERAPEUTICS INC
filed 2017-08-14
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of August 7, 2017 was 35,051,705.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	December 31, 2016
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,127	$15,362
Prepaid expenses and other current assets	202	432

Total current assets	9,329	26,400

Intangible assets, net	—	1

Total assets	$9,329	$15,795

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$399	$910
Accrued expenses	3,045	2,802
Accrued dividends payable	68	68

Total current liabilities	3,512	3,780

Total liabilities	3,512	3,780

Commitments and contingencies (Note 8)

Series C super dividend convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at June 30, 2017 and December 31, 2016, redemption value: $7,209,000, liquidation value: $1,760,000 at June 30, 2017	1,723	1,723

Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 and 14,001,000 designated at June 30, 2017 and December 31, 2016, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,377,500 issued and outstanding at June 30, 2017 and December 31, 2016, liquidation value $1,377,500 at June 30, 2017	557	557
Series B-1 12% convertible preferred stock; 900,000 shares authorized, issued and outstanding at June 30, 2017 and December 31, 2016, liquidation value $1,800,000 at June 30, 2017	1,761	1,761
Series B-2 12% convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at June 30, 2017 and December 31, 2016, liquidation value $4,200,000 at June 30, 2017	3,697	3,697
Series B-3 8% convertible preferred stock; 2,508,000 shares authorized, 2,508,000 issued and outstanding at June 30, 2017 and December 31, 2016, liquidation value $2,508,000 at June 30, 2017	1,224	1,224
Common stock, $0.001 par value; 50,000,000 shares authorized at June 30, 2017 and December 31, 2016, 34,965,789 and 32,912,942 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	35	33
Additional paid-in capital	170,539	166,721
Retained deficit	(173,719)	(163,701)

Total stockholders’ equity	4,094	10,292

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$9,329	$15,795

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Operating expenses:
Research and development	$3,444	$4,226	$7,216	$8,603
General and administrative	1,070	1,305	2,244	3,742

Total operating expenses	4,514	5,531	9,460	12,345

Total operating loss	(4,514)	(5,531)	(9,460)	(12,345)

Other income (expense):
Interest income	6	12	15	26

Total other income (expense)	6	12	15	26

Net loss	$(4,508)	$(5,519)	$(9,445)	$(12,319)

Preferred stock dividends	(301)	(250)	(573)	(403)
Preferred stock accretion	—	(58)	—	(115)

Net loss applicable to common stockholders	$(4,809)	$(5,827)	$(10,018)	$(12,837)

Net loss per common share — basic and diluted	$(0.14)	$(0.20)	$(0.29)	$(0.44)
Weighted average common shares outstanding — basic and diluted	34,692	29,023	34,312	29,001

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,445)	$(12,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	3
Stock-based compensation expense	599	1,625
Issuance of common stock for services	18	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	230	315
Accounts payable and accrued expenses	(268)	2,276

Net cash used in operating activities	(8,865)	(8,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	2,630	257

Net cash provided by financing activities	2,630	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,235)	(7,843)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,362	25,846

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,127	$18,003

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$573	$403

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2017 and the results of its operations for the three and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2016 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2016.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2017, the Company had $9.1 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes that with the cash on hand at June 30, 2017, there is sufficient cash to fund currently planned operations through January 2018. The Company’s ability to fund operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying the Company’s current operating plan, the financial statements do not currently include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Legal and accounting fees	$68	$14
Accrued compensation	284	614
Accrued research and development costs and other	2,693	2,174

Total	$3,045	$2,802

3. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$132	$179	$301	$433
General and administrative	137	223	298	1,192

Total stock-based compensation expense	$269	$402	$599	$1,625

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2016 through June 30, 2017:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	4,656,888	$4.30
Granted	—	—
Exercised	—	—
Options forfeited/cancelled	—	—

Outstanding, June 30, 2017	4,656,888	$4.30

As of June 30, 2017, there was $595,000 of unrecognized compensation related to 1,158,214 unvested options, which is expected to be recognized over a weighted–average period of approximately 0.73 years. The weighted-average grant date fair value for options granted during the six months ended June 30, 2016 was $1.05. The Company granted 277,500 stock options during the six months ended June 30, 2016, of which 69,375 options vested upon grant with the remaining 208,125 options vesting over 3 years. Approximately $73,000 of non-cash, stock-based compensation expense was recorded during the six months ended June 30, 2016 related to the options granted during the quarter that were vested upon the grant date.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	—	1.7%
Expected life of the options	—	6.0 years
Expected volatility of the underlying stock	—	94%
Expected dividend rate	—	0%

The following table summarizes the restricted stock grant activity in the Company’s equity incentive plans from December 31, 2016 through June 30, 2017:

Shares
Outstanding, December 31, 2016	754,605
Granted	—
Exercised	—
Options forfeited/cancelled	—

Outstanding, June 30, 2017	754,605

On March 12, 2015, the Company granted 81,352 shares of restricted stock to non-employee directors as a component of their compensation. A total of 77,784 shares were issued to seven directors representing non-cash compensation cost of $280,000 which was recognized on a straight-line basis from the grant date through December 15, 2016, when the restricted shares vested in full. A total of 3,568 shares were issued to two directors, who were not nominated for reelection, representing non-cash compensation cost of $12,845 that was recognized on a straight-line basis from the grant date through May 21, 2016, when the restricted shares vested in full.

4. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2016 through June 30, 2017:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	13,488,296	$3.44
Granted	78,054	5.00
Exercised	—	—
Forfeited/cancelled	(1,317,161)	5.63

Outstanding, June 30, 2017	12,249,189	$3.22

5. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 or level 3 assets or liabilities at June 30, 2017 or December 31, 2016.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	June 30, 2017 (shares)	June 30, 2016 (shares)
Warrants to purchase shares of common stock	12,249,189	8,908,586
Options to purchase shares of common stock	4,656,888	3,499,638
Shares of common stock issuable upon conversion of preferred stock	4,312,282	2,522,936
Unvested shares of restricted common stock	—	337,935

	21,218,359	15,269,095

7. Common Stock

2014 At Market Issuance of Common Stock

On March 30, 2014, the Company entered into an At Market Issuance Sales Agreement (the “2014 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2014 At Market Agreement. In three months ended March 31, 2017, the Company issued 1,496,797 shares of common stock for net proceeds of approximately $1,946,000 under the 2014 At Market Agreement.

2017 At Market Issuance of Common Stock

On May 19, 2017, the Company entered into an At Market Issuance Sales Agreement (the “2017 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2017 At Market Agreement. In three months ended June 30, 2017, the Company issued 198,170 shares of common stock for net proceeds of approximately $484,000 under the 2017 At Market Agreement.

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

Other

In 2017, the Company entered an agreement with a vendor whereby the Company will issue common stock to vendor in lieu of paying in cash in amount up to $100,000 for the year. Through June 30, 2017, the Company has issued 12,781 shares of common stock pursuant to this agreement and the value of such shares has been recorded as research and development expense.

Through June 30, 2017, the Company has issued a total of 242,731 shares of common stock for dividends on Series A, Series B and Series C Preferred Stock for 2017.

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

On August 29, 2014, another alleged Galectin shareholder filed a putative shareholder derivative complaint in state court in Las Vegas, Nevada, seeking recovery on behalf of the Company against the same Galectin directors and officers who are named as defendants in the derivative litigation pending in the Georgia Federal Derivative Action. The plaintiff in the Nevada action subsequently filed first and second amended complaints. The second amended complaint alleges claims for breach of fiduciary duties, unjust enrichment, and waste of corporate assets, based on allegations that are substantially similar to those asserted in the Georgia Federal Derivative Action (except that the Nevada action does not allege violations of the federal securities laws and does not assert any claim against the Galectin shareholder named as a defendant in the Georgia Federal Derivative Action), and seeks unspecified monetary damages on behalf of the Company, corporate governance reforms, disgorgement of profits, benefits and compensation by the defendants, costs, and attorneys’ and experts’ fees. The Company and defendants filed motions to dismiss the second amended complaint on April 22, 2015. On April 29, 2015, the plaintiffs in the Georgia Federal Derivative Action (the “Intervenor Plaintiffs”) filed a motion to intervene in the Nevada action which, among other things, raised questions regarding the Nevada plaintiff’s standing. Thereafter, the Nevada plaintiff filed a motion to join additional plaintiffs. At a hearing held on June 11, 2015, the Nevada court: (i) granted the Intervenor Plaintiffs’ motion to intervene; (ii) directed the Intervenor Plaintiffs to file a complaint in intervention; (iii) directed the Nevada plaintiff to file a motion for leave to file a further amended complaint to add additional plaintiffs; (iv) stated

that the defendants’ motions to dismiss the second amended complaint were denied “at this point;” (v) ordered the Nevada action stayed until December 11 , 2015; and (vi) directed the parties to submit a status report on December 11, 2015, updating the court on the progress and status of the Georgia Federal Derivative Action. On July 9, 2015, pursuant to the Nevada State Court’s instruction, the Intervenor Plaintiffs filed a complaint-in-intervention in Nevada State Court, asserting similar claims to the ones they alleged in the Georgia Federal Derivative Action described above. On December 11, 2015, further to the Nevada State Court’s instruction, the parties submitted status reports detailing the status of the Georgia Federal Derivative Action. On January 5, 2016, the Nevada State Court held a status conference during which the dismissal of the Georgia Federal Derivative Action was discussed. Subsequent to that conference, on January 19, 2016, the defendants filed a motion to dismiss the Nevada State Court litigation based on the dismissal of the similar Georgia Federal Derivative Action, among other grounds. Following full briefing and a hearing on March 3, 2016, the Nevada State Court granted dismissal of the Nevada State Court litigation. Notice of Entry of the Nevada State Court’s order dismissing the Nevada State Court litigation was docketed on June 21, 2016. The Nevada plaintiff and Intervenor Plaintiffs (“Appellants”) filed notices of appeal seeking review of the Nevada State Court’s order and judgment dismissing the claims. The appeal is now fully briefed and awaiting a decision from the Nevada Supreme Court.

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

9. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC. The Company contributed $659,000 and $687,000 for the LLC expenses in 2016 and 2015, respectively, and SBH contributed $50,000 in 2016. The Company contributed $45,000 and $29,000 during the quarters ended March 31, 2017 and June 30, 2017, respectively. As of June 30, 2017, the Company’s ownership percentage in the LLC was 81%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

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

Overview

We are a clinical stage biopharmaceutical company engaged in drug research and development to create new therapies for fibrotic disease, certain severe skin diseases, and cancer. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant products as starting material in manufacturing processes to create proprietary complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that largely bind and inhibit galectin proteins, particularly galectin-3, we are undertaking the focused pursuit of therapies for indications where galectins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences to patients and those where current treatment options are limited. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires significant additional resources.

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

We endeavor to leverage our scientific and product development expertise as well as established relationships with outside sources to achieve cost-effective and efficient drug development. These outside sources, amongst others, provide us with expertise in preclinical models, pharmaceutical development, toxicology, clinical trial operations, pharmaceutical manufacturing, sophisticated physical and chemical characterization, and commercial development. We also have established several collaborative scientific discovery programs with leading experts in carbohydrate chemistry and characterization. These discovery programs are generally aimed at the targeted development of new carbohydrate molecules that bind galectin proteins and offer alternative options to larger market segments in our primary disease indications. We also have established a discovery program aimed at the targeted development of small molecules (non-carbohydrate) that bind galectin proteins and may afford options for alternative means of drug delivery (e.g., oral) and as a result expand the potential uses of our compounds. We are pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immune enhancement for cancer therapy and certain severe skin diseases including moderate to severe plaque psoriasis and severe atopic dermatitis. Our clinical development efforts are focused on both liver fibrosis and fatty liver disease as represented by a Phase 2 clinical trial in NASH-cirrhosis which will report top line data in December 2017. All of our proposed products are presently in development, including pre-clinical and clinical trials.

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

We have one new proprietary chemical entity (NCE) in development, GR-MD-02, which has shown promise in preclinical and early clinical studies in treatment of fibrosis, certain severe skin diseases, and in cancer therapy. Currently we are focusing on development of GR-MD-02 intended to be used in the treatment of liver fibrosis associated with fatty liver disease (NASH) and more specifically on NASH cirrhosis. We have also leveraged our relationships with well-known investigators to demonstrate clinical effects of GR-MD-02 in treating moderate to severe plaque psoriasis, severe atopic dermatitis, and in cancer therapy in combination with immune-system modifying agent(s). GR-MD-02 is a proprietary, patented compound derived from natural, readily available, plant-based starting materials, which, following chemical processing, exhibits the properties of binding to and inhibiting galectin-3 proteins. A second NCE, GM-CT-01 is a proprietary, patented compound that is made from a completely different starting source plant material and also binds and inhibits galectin proteins. Previously in clinical development for cancer indications, this compound continues to be explored in preclinical studies.

Our product pipeline is shown below:

Indication	Drug	Status
Fibrosis
NASH with Advanced Fibrosis: NASH-CX trial and NASH-FX trial	GR-MD-02	IND submitted January 2013. Results from the Phase 1 clinical trial were reported in 2014, with final results reported in January 2015. End of Phase 1 meeting held with FDA in 2014. Two Phase 2 clinical trials were designed. The NASH CX trial, was designed for patients with cirrhosis, and the NASH FX trial was designed for patients with advanced fibrosis but not cirrhosis. The NASH FX trial top line data was reported in September 2016 and the NASH CX trial top line data is expected in December 2017.

Lung Fibrosis	GR-MD-02	In pre-clinical development

Kidney Fibrosis	GR-MD-02	In pre-clinical development

Cardiac and Vascular Fibrosis	GR-MD-02 and GM-CT-01	In pre-clinical development

Indication	Drug	Status
Cancer Immunotherapy

Melanoma	GR-MD-02	Investigator IND submitted in December 2013. Phase 1B study in process. A second Phase 1B study began in Q-1 2016. Investigator IND for that study submitted in September 2015. Early data was reported in February 2017 and studies will continue.
Psoriasis

Moderate to Severe Plaque Psoriasis Severe Atopic Dermatitis	GR-MD-02	IND submitted March 2015. A phase 2a trial in moderate to severe plaque psoriasis patients began in January 2016. Interim data on the first four patients were positive and were reported in May 2016. Further positive data was reported in September 2016. Investigator initiated IND submitted for treatment of three patients with severe atopic dermatitis, with positive preliminary data presented in February 2017. Studies are now completed.

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

Our Phase 2 program in fibrotic disease consists of two separate human clinical trials. The first clinical trial is the Phase 2b NASH-CX study for patients with NASH with cirrhosis, which began enrolling in June 2015. This study is the primary focus of our program and is a randomized, placebo-controlled, double-blind, parallel-group Phase 2 trial to evaluate the safety and efficacy of GR-MD-02 for the treatment of liver fibrosis and resultant portal hypertension in patients with NASH cirrhosis. Enrollment in this trial was completed in September 2016, and a total of 162 patients at 36 sites in the United States were randomized to receive either 2 mg/kg of GR-MD-02, 8 mg/kg of GR-MD-02 or placebo, with approximately 54 patients in each group. The primary endpoint is a reduction in change in hepatic venous pressure gradient (HVPG). Patients are receiving an infusion every other week for one year, total of 26 infusions, and will be evaluated to determine the change in HVPG as compared with placebo. HVPG will be correlated with secondary endpoints of fibrosis on liver biopsy as well as with measurement of liver stiffness (FibroScan(R)) and assessment of liver metabolism (13C-methacetin breath test, Exalenz), which are non-invasive measures of the liver that may be used in future studies. A late-breaking abstract on screening data results correlating clinically significant portal hypertension and methacetin breath test results was presented at The International Liver Congress™ in Amsterdam on April 20, 2017. The DSMB concluded its third and final review of the safety and conduct of the in-life phase of our NASH-CX trial and indicated it concurrence with continuation of the trial and the ‘clean’ safety profile. As of the time of their evaluation, therapy had been completed in 68% of subjects in the NASH-CX trial. As of June 30, 2017, 108 patients (71%) have completed all 52 weeks of infusions and 155 patients have completed 26 weeks of infusions in this Phase 2b clinical trial. Over 97% of the doses have already been administered. The dropout rate remains well below expectations, which may increase the power of the trial. We currently expect approximately 151 subjects will complete the trial by Fall 2017. This trial was designed, and is being conducted, with a primary endpoint that the U.S. Food and Drug Administration views may be a surrogate for outcomes for registration trials in this patient population. After completion of study endpoints and initial analysis of data, the Company remains on track to report top line data from the NASH-CX trial in early December 2017.

The second trial, our Phase 2a pilot trial NASH-FX for patients with NASH advanced fibrosis that explored use of three non-invasive imaging technologies, is now complete. It was a shorter, single site, four-month trial in 30 NASH patients with advanced fibrosis, but not cirrhosis, randomized 1:1 to either 9 bi-weekly doses of 8 mg/kg of GR-MD-02 or placebo. The trial did not meet its primary biomarker endpoint as measured using multi-parametric magnetic resonance imaging (LiverMultiScan(R), Perspectum Diagnostics). The trial also did not meet secondary endpoints that measure liver stiffness as a surrogate for fibrosis using, magnetic resonance-elastography and FibroScan score. After analysis of the data, we do not believe that a four-month treatment period was likely long enough in the NASH population to show efficacy results. This small study was not powered for the secondary endpoints and thus, not surprisingly did not meet the secondary endpoints. In the trial, GR-MD-02 was found to be safe and well tolerated among the patient population with no serious adverse events.

Although there was no apparent improvement in the three non-invasive tests for assessment of liver fibrosis in the four-month NASH-FX trial, the principal investigator of the NASH-FX trial has stated that the inhibition of galectin-3 with GR-MD-02 remains promising for the treatment of NASH fibrosis. Of note is that GR-MD-02 has demonstrated an improved clinical effect in moderate-to-severe psoriasis and in moderate-to-severe atopic dermatitis patients, suggesting the compound has activity in an immune-mediated inflammatory human disease that can occur in association with NASH and in which galectin-3 is believed to play a role. We believe our drug candidate provides a promising new approach for the therapy of fibrotic diseases, and liver fibrosis in particular. Fibrosis is the formation of excess connective tissue (collagen and other proteins plus cellular elements such as myofibroblasts) in response to damage, inflammation or repair. When the fibrotic tissue becomes confluent, it obliterates the cellular architecture, leading to scarring and dysfunction of the underlying organ. Given galectin-3’s broad biological functionality, it has been demonstrated to be involved in cancer, inflammation and fibrosis, heart disease, and renal disease. We have further demonstrated the broad applicability of the actions of our galectin-3 inhibitor’s biological effect in ameliorating fibrosis involving lung, kidney, blood vessels, and cardiac tissues in a variety of animal models.

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

Data on this combination immunotherapy program was presented on February 7, 2017 at the 9th GTCBio Immunotherapeutics & Immunomonitoring Conference in San Diego, CA by Dr. William L. Redmond, Providence Cancer Center. Preclinical results in mouse models of multiple types of cancers showed important anti-tumor and increased survival effects of combining GR-MD-02 with different types of immune modulators, providing a case for progressing studies into human patients with cancer. Seven patients were treated in the GR-MD-02 in combination with Yervoy trial, with no safety concerns in these low dose cohorts. Due to changes in the standard of care for metastatic melanoma (i.e., approval of anti-PD-1), recruitment has been slowed significantly in this trial. Promising results were reported in the Phase 1b trial combining GR-MD-02 with pembrolizumab (KEYTRUDA). Cohort 1 was completed (n=6, 5 with melanoma, one head and neck) with one partial response and one mixed response in 5 melanoma patients. There was a rapid and marked tumor response after 3 doses of combined GR-MD-02 and pembrolizumab in the one partial response patient who had failed high-dose IL-2 and oncolytic virus + ipilimumab. This Phase 1b clinical trial that combines GR-MD-02 with pembrolizumab (KEYTRUDA®) continues to enroll patients and recently completed the second cohort, which used 4 mg/kg GR-MD-02. The third cohort, which will start 85 days following the final patient enrollment in the second cohort, will enroll 10 patients at a dose of 8 mg/kg GR-MD-02. There will likely be additional data reported in early 2018. The study is ongoing and progression to further development will be based on response rate as compared to historical response rates to pembrolizumab alone.

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

Atopic Dermatitis. Atopic Dermatitis (AD) is a chronic pruritic (itching), immune-mediated, inflammatory skin disease that for some adult patients can be severe and debilitating. There is an important unmet medical need in adults with severe disease who are not adequately treated with topical medicines. Our findings in psoriasis led to an interest in exploring the potential utility of the compound in treatment of AD. A Phase 2a open label trial was initiated in 3 adult patients who were treated with GR-MD-02 at 8 mg/Kg every other week for 12 weeks, and dosage could be increased to 12 mg/Kg for weeks 12-24 if an incomplete response was observed. The response was objectively evaluated using two validated scores: the EASI (eczema area and severity index) and SCORAD (severity scoring of atopic dermatitis index). All three patients showed clinical responses as determined by reduction of EASI and SCORAD during the study. but no subject achieved a primary endpoint. Upon completion of the 24-week treatment phase subject 1 met both secondary endpoints of SCORAD-50 and EASI-50, and subject 2 met one secondary endpoint (EASI-50). Subject 3 approached a secondary endpoint with an EASI reduction of 49% at week 24. There were no drug related adverse events during this trial. These initial findings are believed to suggest a clinically relevant effect. Additionally, the 12 mg/Kg dosage was administered safely in this patient population.

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

Results of Operations

Three and Six Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Research and Development Expense.

	Three Months Ended June 30,		Six Months Ended June 30,		2017 as Compared to 2016
					Three Months		Six Months
	2017	2016	2017	2016	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$3,444	$4,226	$7,216	$8,603	$(782)	(19%)	$(1,387)	(16%)

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

The second trial, our Phase 2a pilot trial NASH-FX for patients with NASH advanced fibrosis which explored use of three non-invasive imaging technologies, is now complete. It was a shorter, four-month trial in 30 NASH patients with advanced fibrosis, but not cirrhosis, randomized 1:1 to either 9 bi-weekly doses of 8 mg/kg of GR-MD-02 or placebo. The trial did not meet its primary biomarker endpoint as measured using multi-parametric magnetic resonance imaging (LiverMultiScan(R), Perspectum Diagnostics). The trial also did not meet secondary endpoints that measure liver stiffness as a surrogate for fibrosis using, magnetic resonance-elastography and FibroScan score. After analysis of the data, we do not believe that a four-month treatment period was likely long enough in the NASH population to show efficacy results. This small study was not powered for the secondary endpoints and thus, not surprisingly did not meet the secondary endpoints. In the trial, GR-MD-02 was found to be safe and well tolerated among the patient population with no serious adverse events.

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

Our research and development expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Direct external expenses:
Clinical programs	$2,865	$3,366	$6,027	$6,772
Pre-clinical activities	35	269	66	574
All other research and development expenses	544	591	1,123	1,257

	$3,444	$4,226	$7,216	$8,603

Clinical programs expenses decreased primarily due to costs related to our Phase 2 clinical trials during the three and six months ended June 30, 2017 as compared to the same periods in 2016. As we continue our Phase 2 trials, we expect our clinical activities costs will increase although they may fluctuate from quarter to quarter as the trials progress. Clinical activities expenses primarily decreased due to reduced expenses associated with drug manufacturing and preparation. Pre-clinical activities decreased primarily because we have completed pre-clinical work directly related to our Phase 2 clinical trial program. Other research and development expense decreased in the six months ended June 30, 2017 compared to 2016 primarily due to a decrease in non-cash stock-based compensation expense of approximately $135,000.

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

General and Administrative Expense.

	Three Months Ended June 30,		Six Months Ended June 30,		2017 as Compared to 2016
					Three Months		Six Months
	2017	2016	2017	2016	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,070	$1,305	$2,244	$3,742	$(235)	(18%)	$(1,498)	(40)%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease in general and administrative expenses for the three months ended June 30, 2017 as compared to the same period in 2016 are reduced investor relations expenses of approximately $138,000 and decreased non-cash stock compensation expense of approximately $86,000. The primary reasons for the decrease in general and administrative expenses for the six months ended June 30, 2017 as compared to the same period in 2016 is due to recording of severance of $300,000, acceleration of non-cash, stock-based compensation expense of $578,000 related to the termination of the Company’s executive chairman in January 2016, a decrease in investor relations expenses of approximately $309,000, and a decrease in non-cash stock based compensation expense of $313,000.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of June 30, 2017, we raised a net total of $131 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At June 30, 2017, we had $9.1 million of unrestricted cash and cash equivalents available to fund future operations. We believe that with the cash on hand at June 30, 2017, there is sufficient cash to fund currently planned operations through January 2018. Our ability to fund operations after our current cash resources are exhausted depends on our ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operations increased by $765,000 to $8,865,000 for the six months ended June 30, 2017, as compared to $8,100,000 for the six months ended June 30, 2016. Cash operating expenses increased principally just due to timing of payments for research and development activities related to our clinical trial activity with GR-MD-02.

Net cash provided by financing activities the six months ended June 30, 2017 and 2016, of $2,630,000 and $257,000, respectively, represents net proceeds from the sale of common stock and warrants.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our 2016 Annual Report on Form 10-K.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level. During the quarter ended June 30, 2017, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None except as discussed in Note 8 to our condensed consolidated financial statements included in this report.

Item 1A.	Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially impact our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

On August 11, 2017, the Company entered into an Amendment to Employment Agreement with Jack Callicutt (the “Amendment”), amending the Employment Agreement, dated June 20, 2013, by and between the Company and Mr. Callicutt (the “Employment Agreement”). The Amendment was entered into to correct an error in the severance provision of the Employment Agreement. Pursuant to the Amendment, if Mr. Callicutt’s employment with the Company is terminated by the Company “without cause,” or by Mr. Callicutt for “good reason,” (as such terms are defined in his agreement) he shall receive severance equal to: 3 months’ base salary if such termination occurred within 12 months of July 1, 2013 (the “Commencement Date”); 6 months’ base salary if such termination occurred between 12 and 18 months after the Commencement Date; or 9 months’ base salary if such termination occurs after the date that is 18 months after the Commencement Date, plus, in each case, a portion of the performance bonus for the then-current year based on the number of days elapsed in the year. Prior to the Amendment, the Employment Agreement did not provide for any severance if Mr. Callicutt’s employment with the Company was terminated by the Company “without cause,” or by Mr. Callicutt for “good reason” after the date that was 24 months after the Commencement Date.

The foregoing description of the Amendment is not complete and is qualified in its entirety by the full text of the agreement, a copy of which is filed as Exhibit 10.1 to this report and incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description of Document	Note Reference
10.1*	Amendment to Employment Agreement

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2017.

GALECTIN THERAPEUTICS INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President (principal executive officer)

/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)