Form 10-Q
period 2017-09-30
GALECTIN THERAPEUTICS INC
filed 2017-11-07
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2017 was 35,638,698.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2017	December 31, 2016
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,958	$15,362
Prepaid expenses and other current assets	53	432

Total current assets	7,011	15,794

Intangible assets, net	—	1

Total assets	$7,011	$15,795

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166	$910
Accrued expenses	4,175	2,802
Accrued dividends payable	—	68

Total current liabilities	4,341	3,780

Total liabilities	4,341	3,780

Commitments and contingencies (Note 8)

Series C super dividend convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at September 30, 2017 and December 31, 2016, redemption value: $7,130,000, liquidation value: $1,760,000 at September 30, 2017	1,723	1,723

Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 and 14,001,000 designated at September 30, 2017 and December 31, 2016, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,377,500 issued and outstanding at September 30, 2017 and December 31, 2016, liquidation value $1,377,500 at September 30, 2017	557	557
Series B-1 12% convertible preferred stock; 900,000 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016, liquidation value $1,800,000 at September 30, 2017	1,761	1,761
Series B-2 12% convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016, liquidation value $4,200,000 at September 30, 2017	3,697	3,697
Series B-3 8% convertible preferred stock; 2,508,000 shares authorized, 2,508,000 issued and outstanding at September 30, 2017 and December 31, 2016, liquidation value $2,508,000 at September 30, 2017	1,224	1,224
Common stock, $0.001 par value; 50,000,000 shares authorized at September 30, 2017 and December 31, 2016, 35,638,698 and 32,912,942 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	36	33
Additional paid-in capital	172,053	166,721
Retained deficit	(178,381)	(163,701)

Total stockholders’ equity	947	10,292

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$7,011	$15,795

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Operating expenses:
Research and development	$3,503	$3,289	$10,719	$11,892
General and administrative	911	1,248	3,155	4,990

Total operating expenses	4,414	4,537	13,874	16,882

Total operating loss	(4,414)	(4,537)	(13,874)	(16,882)

Other income (expense):
Interest income	6	11	21	37

Total other income (expense)	6	11	21	37

Net loss	$(4,408)	$(4,526)	$(13,853)	$(16,845)

Preferred stock dividends	(254)	(63)	(827)	(466)
Preferred stock accretion	—	(56)	—	(173)

Net loss applicable to common stockholders	$(4,662)	$(4,645)	$(14,680)	$(17,484)

Net loss per common share — basic and diluted	$(0.13)	$(0.16)	$(0.42)	$(0.60)
Weighted average common shares outstanding — basic and diluted	35,165	29,282	34,600	29,045

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,853)	$(16,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	5
Stock-based compensation expense	829	2,001
Issuance of common stock for services	27	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	379	501
Accounts payable and accrued expenses	629	2,794

Net cash used in operating activities	(11,988)	(11,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series B-3 preferred stock and warrants	—	1,500
Net proceeds from issuance of common stock and warrants	3,584	257

Net cash provided by financing activities	3,584	1,757

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,404)	(9,787)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,362	25,846

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,958	$16,059

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$894	$534

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 2017 and the results of its operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2016 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2016.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2017, the Company had $7.0 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes that with the cash on hand at September 30, 2017, there is sufficient cash to fund currently planned operations through February 2018 which creates uncertainty about the Company’s ability to continue as a going concern. The Company’s ability to fund operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying the Company’s current operating plan, substantial doubt exists about the ability for the Company to continue as a going concern. The financial statements do not currently include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Legal and accounting fees	$115	$14
Accrued compensation	361	614
Accrued research and development costs and other	3,699	2,174

Total	$4,175	$2,802

3. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$109	$165	$407	$598
General and administrative	121	211	422	1,403

Total stock-based compensation expense	$230	$376	$829	$2,001

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2016 through September 30, 2017:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	4,656,888	$4.30
Granted	—	—
Exercised	—	—
Options forfeited/cancelled	—	—

Outstanding, September 30, 2017	4,656,888	$4.30

As of September 30, 2017, there was $366,000 of unrecognized compensation related to 907,489 unvested options, which is expected to be recognized over a weighted-average period of approximately 0.58 years. The weighted-average grant date fair value for options granted during the nine months ended September 30, 2016 was $1.05. The Company granted 277,500 stock options during the nine months ended September 30, 2016, of which 69,375 options vested upon grant with the remaining 208,125 options vesting over 3 years. Approximately $73,000 of non-cash, stock-based compensation expense was recorded during the nine months ended September 30, 2016 related to the options granted during the quarter that were vested upon the grant date.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

Nine Months Ended September 30, 2016
Risk-free interest rate	1.7%
Expected life of the options	6.0 years
Expected volatility of the underlying stock	94%
Expected dividend rate	0%

The following table summarizes the restricted stock grant activity in the Company’s equity incentive plans from December 31, 2016 through September 30, 2017:

Shares
Outstanding, December 31, 2016	754,605
Granted	—
Exercised	—
Options forfeited/cancelled	—

Outstanding, September 30, 2017	754,605

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

4. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2016 through September 30, 2017:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	13,488,296	$3.44
Granted	78,455	5.00
Exercised	—	—
Forfeited/cancelled	(1,317,161)	5.63

Outstanding, September 30, 2017	12,249,590	$3.22

5. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 or level 3 assets or liabilities at September 30, 2017 or December 31, 2016.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	September 30, 2017 (shares)	September 30, 2016 (shares)
Warrants to purchase shares of common stock	12,249,590	10,452,844
Options to purchase shares of common stock	4,656,888	3,499,638
Shares of common stock issuable upon conversion of preferred stock	4,312,282	3,415,285
Unvested shares of restricted common stock	—	337,935

	21,218,760	17,705,702

7. Common Stock

2014 At Market Issuance of Common Stock

On March 30, 2014, the Company entered into an At Market Issuance Sales Agreement (the “2014 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2014 At Market Agreement. In three months ended June 30, 2016, the Company issued 176,950 shares of common stock for net proceeds of approximately $257,000 under the 2014 At Market Agreement.    In three months ended March 31, 2017, the Company issued 1,496,797 shares of common stock for net proceeds of approximately $1,946,000 under the 2014 At Market Agreement.    The 2014 At Market Agreement expired in March 2017.

2017 At Market Issuance of Common Stock

On May 19, 2017, the Company entered into an At Market Issuance Sales Agreement (the “2017 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2017 At Market Agreement. During the nine months ended September 30, 2017, the Company issued 716,563 shares of common stock for net proceeds of approximately $1,438,000 under the 2017 At Market Agreement.

2017 Private Placement

On February 28, 2017, the Company closed a transaction with five individual investors through a private placement of common stock and warrants. In total, the Company issued 102,368 shares of common stock for proceeds of $200,000. The Company also issued, to the five investors, warrants to purchase 76,776 shares of common stock at $5.00 per share. The warrants have an expiration date of February 28, 2024. The exercise price of each warrant is adjustable in the event of a stock split or stock combination, capital reorganization, merger or similar event. The warrants were valued at approximately $101,000 as of the issuance, using the closing price of $1.86, a life of 7 years, a volatility of 97% and a risk-free interest rate of 1.92%. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” the Company has determined that warrants issued in connection with this financing transaction were not derivative liabilities and therefore, were recorded as additional paid-in capital.

Other

In 2017, the Company entered an agreement with a vendor whereby the Company will issue common stock to vendor in lieu of paying in cash in amount up to $100,000 for the year. Through September 30, 2017, the Company has issued 16,793 shares of common stock and 1,680 warrants to purchase shares of common stock pursuant to this agreement and the value of such shares has been recorded as research and development expense.

Through September 30, 2017, the Company has issued a total of 393,235 shares of common stock for dividends on Series A, Series B and Series C Preferred Stock for 2017.

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

9. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC. The Company contributed $659,000 and $687,000 for the LLC expenses in 2016 and 2015, respectively, and SBH contributed $50,000 in 2016. The Company contributed $45,000, $29,000 and $30,000 during the quarters ended March 31, 2017, June 30, 2017, and September 30, 2017, respectively. As of September 30, 2017, the Company’s ownership percentage in the LLC was 81.2%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through February 2018; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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

Our lead galectin-3 inhibitor is GR-MD-02, which has been demonstrated in preclinical models to reverse liver fibrosis and cirrhosis. GR-MD-02 has the potential to treat many diseases due to galectin-3’s involvement in multiple key biological pathways such as immune cell function and immunity, cell differentiation, cell growth, and apoptosis (cell death). Galectin Therapeutics Inc. is using this inhibitor to treat advanced liver fibrosis and liver cirrhosis in NASH (non-alcoholic steatohepatitis) patients. We have completed two Phase 1 clinical studies, one Phase 2 clinical study in NASH patients with advanced fibrosis (NASH-FX) and have one ongoing Phase 2 clinical study in NASH patients with cirrhosis (NASH-CX). The NASH-CX trial patients have completed all infusions/dosing and final HVPG and liver biopsy results have been obtained on all patients. The trial is expected to complete with 151 patients and to report top line data in December 2017. NASH cirrhosis is a progressive disease, currently not treatable and ultimately may result in liver failure that has poor prognosis and no effective, approved medical therapies other than liver transplant. Galectin-3 expression is highly increased in the liver of patients with liver fibrosis and liver cirrhosis. We believe that our galectin-3 inhibitor, by reducing galectin-3 at the extra-cellular level, ultimately showing a strong anti-fibrotic potential may provide a novel treatment for various forms of liver fibrosis.

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

Our Drug Development Programs

Galectins are a class of proteins that are made by many cells in the body, but predominantly in cells of the immune system. As a group, these proteins are able to bind to sugar molecules that are part of other proteins, glycoproteins, in and on the cells of our body. Galectin proteins act as a kind of molecular glue, bringing together molecules that have sugars on them. Galectin proteins, in particular galectin-3, are known to be markedly increased in a number of important diseases including inflammatory diseases, scarring of organs (e.g. liver, lung, kidney, and heart) and cancers of many kinds. The increase in galectin protein promotes the disease and is detrimental to the patient. Published data show that mice lacking the galectin-3 gene, and thus unable to produce galectin-3, are incapable of developing liver fibrosis in response to toxic insult to the liver and in fatty liver disease; they are also incapable of developing fibrosis in other tissues such as lung, kidney and cardiac.

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

Our Phase 2 program in fibrotic disease consists of two separate human clinical trials. The first clinical trial is the Phase 2b NASH-CX study for patients with NASH with cirrhosis, which began enrolling in June 2015. This study is the primary focus of our program and is a randomized, placebo-controlled, double-blind, parallel-group Phase 2 trial to evaluate the safety and efficacy of GR-MD-02 for the treatment of liver fibrosis and resultant portal hypertension in patients with NASH cirrhosis. Enrollment in this trial was completed in September 2016, and a total of 162 patients at 36 sites in the United States were randomized to receive either 2 mg/kg of GR-MD-02, 8 mg/kg of GR-MD-02 or placebo, with approximately 54 patients in each group. The primary endpoint is a reduction in change in hepatic venous pressure gradient (HVPG). Patients are receiving an infusion every other week for one year, total of 26 infusions, and will be evaluated to determine the change in HVPG as compared with placebo. HVPG will be correlated with secondary endpoints of fibrosis on liver biopsy as well as with measurement of liver stiffness (FibroScan(R)) and assessment of liver metabolism (13C-methacetin breath test, Exalenz), which are non-invasive measures of the liver that may be used in future studies. A late-breaking abstract on screening data results correlating clinically significant portal hypertension and methacetin breath test results was presented at The International Liver Congress™ in Amsterdam on April 20, 2017. The DSMB concluded its third and final review of the safety and conduct of the in-life phase of our NASH-CX trial and indicated it concurrence with continuation of the trial and the ‘clean’ safety profile. As of the time of their evaluation, therapy had been completed in 68% of subjects in the NASH-CX trial. As of September 30, 2017, 151 patients (100%) have completed all 52 weeks of infusions in this Phase 2b clinical trial. All of the doses have already been administered and end of study HVPG and liver biopsies have been completed. The dropout rate remains at approximately 7%, which is well below expectations, which may increase the power of the trial. We currently expect approximately 151 subjects will complete the trial in November 2017. This trial was designed, and is being conducted, with a primary endpoint that the U.S. Food and Drug Administration views may be a surrogate for outcomes for registration trials in this patient population. After completion of study endpoints and initial analysis of data, the Company remains on track to report top line data from the NASH-CX trial in early December 2017.

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

This serendipitous finding, combined with galectin-3 protein being markedly upregulated in the capillary epithelia (small blood vessels) of the psoriatic dermis (plaque lesions), led to a phase 2a trial in patients with moderate to severe plaque psoriasis. GR-MD-02 inhibition of galectin-3 may attenuate capillary changes in the psoriatic dermis and inflammatory recruitment, perhaps explaining the improvements observed in the NASH fibrosis trial patient. In this open-label, unblinded trial (no placebo, all patients knowingly receive active drug), 5 patients with moderate to severe plaque psoriasis were administered GR-MD-02 every two weeks for 24 weeks. In May 2016, we reported positive results on the first four patients after 12 weeks of therapy. Based on these results, we modified the trial to include 24 weeks of therapy. In August 2016, we reported on four patients after 24 weeks of therapy and one patient after 12 weeks of therapy. The four patients who received 24 weeks of therapy experienced an average of 48% improvement in their plaque psoriasis. At this time, the average response in all five patients remains at 50% with one patient having an 82% improvement. However, there are existing drugs on the market in this disease that produce 75% and higher improvements in 60-90% of patients. While we are encouraged that this study has demonstrated clinically meaningful results in a human disease with GR-MD-02, the next steps would entail a controlled, does-ranging clinical trial which we do not expect to conduct absent a strategic partnership. The results of this Phase 2a clinical trial was presented at the Maui Derm for Dermatologists meeting in March 2017. The results have been published in the Journal of the American Academy of Dermatology in October 2017.

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

Results of Operations

Three and Nine Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Research and Development Expense.

	Three Months Ended September 30,		Nine Months Ended September 30,		2017 as Compared to 2016
					Three Months		Nine Months
	2017	2016	2017	2016	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$3,503	$3,289	$10,719	$11,892	$214	7%	$(1,173)	(10%)

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

Our research and development expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Direct external expenses:
Clinical programs	$2,945	$2,499	$8,973	$9,272
Pre-clinical activities	39	213	105	787
All other research and development expenses	519	577	1,641	1,833

	$3,503	$3,289	$10,719	$11,892

Clinical programs expenses increased during the three months ended September 30, 2017 as compared to the prior year and decreased during nine months ended September 30, 2017 as compared to the same period in 2016 primarily due to timing of costs incurred in the NASH-CX clinical trial. As we continue our Phase 2 trial, we expect our clinical activities costs will increase although they may fluctuate from quarter to quarter as the trials progress. Clinical activities expenses primarily decreased due to reduced expenses associated with drug manufacturing and preparation. Pre-clinical activities decreased primarily because we have completed pre-clinical work directly related to our Phase 2 clinical trial program. Other research and development expense decreased in the nine months ended September 30, 2017 compared to 2016 primarily due to a decrease in non-cash stock-based compensation expense of approximately $191,000.

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

General and Administrative Expense.

	Three Months Ended September 30,		Nine Months Ended September 30,		2017 as Compared to 2016
					Three Months		Nine Months
	2017	2016	2017	2016	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$911	$1,248	$3,155	$4,990	$(337)	(27%)	$(1,835)	(37)%

General and administrative expenses consist primarily of salaries including stock based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease in general and administrative expenses for the three months ended September 30, 2017 as compared to the same period in 2016 are reduced legal expenses of approximately $163,000 and decreased non-cash stock compensation expense of approximately $90,000. The primary reasons for the decrease in general and administrative expenses for the nine months ended September 30, 2017 as compared to the same period in 2016 is due to recording of severance of $300,000, acceleration of non-cash, stock-based compensation expense of $578,000 related to the termination of the Company’s executive chairman in January 2016, a decrease in investor relations expenses of approximately $335,000, a decrease in legal expenses of $248,000, and a decrease in non-cash stock based compensation expense of $403,000.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of September 30, 2017, we raised a net total of $132 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At September 30, 2017, we had $7.0 million of unrestricted cash and cash equivalents available to fund future operations. We believe that with the cash on hand at September 30, 2017, there is sufficient cash to fund currently planned operations through February 2018 which creates uncertainty about the Company’s ability to continue as a going concern. Our ability to fund operations after our current cash resources are exhausted depends on our ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying the Company’s current operating plan, substantial doubt exists about the ability for the Company to continue as a going concern. The financial statements do not currently include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Net cash used in operations increased by $444,000 to $11,988,000 for the nine months ended September 30, 2017, as compared to $11,544,000 for the nine months ended September 30, 2016. Cash operating expenses increased principally just due to timing of payments for research and development activities related to our clinical trial activity with GR-MD-02.

Net cash provided by financing activities the nine months ended September 30, 2017 and 2016, of $3,584,000 and $1,757,000, respectively, represents net proceeds from the sale of common and preferred stock and warrants.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level. During the quarter ended September 30, 2017, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2017.

GALECTIN THERAPEUTICS INC.

By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President (principal executive officer)

/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)