Form 10-K
period 2017-12-31
GALECTIN THERAPEUTICS INC
filed 2018-03-29
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2017 was $67 million.

The number of shares outstanding of the registrant’s common stock as of March 16, 2018 was 37,569,866.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

Our lead galectin-3 inhibitor is GR-MD-02, which has been demonstrated in preclinical models to reverse liver fibrosis and cirrhosis. GR-MD-02 has the potential to treat many diseases due to galectin-3’s involvement in multiple key biological pathways such as immune cell function and immunity, cell differentiation, cell growth, and apoptosis (cell death). Galectin Therapeutics Inc. is using this inhibitor to treat advanced liver fibrosis and liver cirrhosis in NASH (non-alcoholic steatohepatitis) patients. We have completed two Phase 1 clinical studies, a Phase 2 clinical study in NASH patients with advanced fibrosis (NASH-FX) and a second Phase 2B clinical trial in NASH patients with well compensated cirrhosis. We announced, in December 2017 top line results from our Phase 2b study in NASH patients with cirrhosis (NASH-CX). NASH cirrhosis is a progressive disease, currently not treatable and ultimately may result in liver failure that has poor prognosis and no effective, approved medical therapies other than liver transplant. Galectin-3 expression is highly increased in the liver of patients with liver fibrosis and liver cirrhosis. We believe that our galectin-3 inhibitor, by reducing galectin-3 at the cellular level, ultimately showing a strong anti-fibrotic potential may provide a novel treatment for various forms of liver fibrosis.

We endeavor to leverage our scientific and product development expertise as well as established relationships with outside sources to achieve cost-effective and efficient drug development. These outside sources, amongst others, provide us with expertise in preclinical models, pharmaceutical development, toxicology, clinical trial operations, pharmaceutical manufacturing, sophisticated physical and chemical characterization, and commercial development. We also have established several collaborative scientific discovery programs with leading experts in carbohydrate chemistry and characterization. These discovery programs are generally aimed at the targeted development of new carbohydrate molecules that bind galectin proteins and offer alternative options to larger market segments in our primary disease indications. We also have established through Galectin Sciences LLC, a discovery program aimed at the targeted development of small molecules (generally, non-carbohydrate) that bind galectin proteins and may afford options for alternative means of drug delivery (e.g., oral) and as a result expand the potential uses of our galectin-3 inhibitor compounds. We are also pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immuno-oncology for cancer therapy and severe skin disease including moderate to severe plaque psoriasis and severe atopic dermatitis. However, our clinical development efforts are focused on both liver fibrosis and fatty liver disease as represented by a Phase 2 clinical trial in NASH-cirrhosis which reported top line data in December 2017. All of our proposed products are presently in development, including pre-clinical and clinical trials.

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

Our Drug Development Programs

Galectins are a class of proteins that are made by many cells in the body, but predominantly in cells of the immune system. As a group, these proteins are able to bind to sugar molecules that are part of other proteins, glycoproteins, in and on the cells of our body. Galectin proteins act as a kind of molecular glue, bringing together molecules that have sugars on them. Galectin proteins, in particular galectin-3, are known to be markedly increased in a number of important diseases including inflammatory diseases, scarring of organs (e.g. liver, lung, kidney, and heart) and cancers of many kinds. The increase in galectin protein promotes the disease and is detrimental to the patient. Published data substantiating the importance of galectin-3 in the fibrotic process arises from gene knockout experiments in animal studies. Mice genetically altered to eliminate the galectin-3 gene, and thus unable to produce galectin-3, are incapable of developing liver fibrosis in response to toxic insult to the liver and in fatty liver disease as well as development of fibrosis in other tissues.

We have one new proprietary chemical entity (NCE) in development, GR-MD-02, which has shown promise in preclinical and early clinical studies in treatment of fibrosis, severe skin disease, and in cancer therapy. Currently we are focusing on development of GR-MD-02 intended to be used in the treatment of liver fibrosis associated with fatty liver disease (NASH) and more specifically in NASH cirrhosis. We have also leveraged our relationships with well-known investigators to demonstrate clinical effects of GR-MD-02 in treating moderate to severe plaque psoriasis, severe atopic dermatitis, and in cancer therapy in combination with immune-system modifying agent(s). GR-MD-02 is a proprietary, patented compound derived from natural, readily available, plant-based starting materials, which, following chemical processing, exhibits the properties of binding to and inhibiting galectin-3 proteins. A second NCE, GM-CT-01 is a proprietary, patented compound that is made from a completely different starting source plant material and also binds and inhibits galectin proteins. Previously in clinical development for cancer indications, GM-CT-01 compound has been explored in limited other preclinical studies.

Our product pipeline is shown below:

Indication	Drug	Status
Fibrosis

NASH with Advanced Fibrosis: NASH-CX trial and NASH-FX trial	GR-MD-02

IND submitted January 2013. Results from the Phase 1 clinical trial were reported in 2014, with final results reported in January 2015. End of Phase 1 meeting held with FDA in 2014. Two Phase 2 clinical trials were designed.

The NASH FX trial was designed for patients with advanced fibrosis but not cirrhosis. The NASH FX trial top line data was reported in September 2016

The NASH CX trial, was designed for patients with well compensated cirrhosis. The NASH CX trial top line data was reported in December 2017.

Lung Fibrosis	GR-MD-02	In pre-clinical development
Kidney Fibrosis	GR-MD-02	In pre-clinical development
Cardiac and Vascular Fibrosis	GR-MD-02 and GM-CT-01	In pre-clinical development

Indication	Drug	Status
Cancer Immunotherapy
Melanoma, Head,Neck Squamous Cell Carcinoma (HNSCC)	GR-MD-02	Investigator IND submitted in December 2013. Phase 1B study in process. A second Phase 1B study began in Q-1 2016. Investigator IND for that study submitted in September 2015. Early data was reported in February 2017 and studies with the 3rd cohort are ongoing.

Psoriasis
Moderate to Severe Plaque Psoriasis Severe Atopic Dermatitis	GR-MD-02	IND submitted March 2015. A phase 2a trial in moderate to severe plaque psoriasis patients began in January 2016. Interim data on the first four patients were positive and were reported in May 2016. Further positive data was reported in September 2016. Investigator initiated IND submitted for treatment of three patients with severe atopic dermatitis, with positive preliminary data presented in February 2017.

Fibrosis. GR-MD-02 is our lead product candidate for treatment of fibrotic disease. Our preclinical data show that GR-MD-02 has a significant therapeutic effect on liver fibrosis as shown in several relevant animal models. In addition, in NASH animal models, GR-MD-02 has been shown to reduce liver fat, inflammation, and ballooning degeneration or death of liver cells. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with non-alcoholic steatohepatitis (NASH, or fatty liver disease). In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase 1 study in patients with NASH and advanced liver fibrosis to evaluate the human safety of GR-MD-02 and pharmacodynamics biomarkers of disease. On March 1, 2013, the FDA indicated we could proceed with a US Phase 1 clinical trial for GR-MD-02 with a development program aimed at obtaining support for a proposed indication of GR-MD-02 for treatment of NASH with advanced fibrosis. The Phase 1 trial was completed and demonstrated that GR-MD-02 up to 8 mg/kg, i.v. was safe and well tolerated. The human pharmacokinetic data defined a drug dose for use in the planned Phase 2 trials based on extrapolation from efficacy data in NASH animal models of liver fibrosis and/or cirrhosis. Additionally, there was evidence of a pharmacodynamic effect of GR-MD-02 at the 8 mg/kg dose with a decrease in alpha 2 macroglobulin, a serum marker of fibrotic activity, and a reduction in liver stiffness as determined by FibroScan®. An “End of Phase 1 Meeting” was held with FDA which, amongst other items, provided guidance on the primary endpoint for the Phase 2 clinical trial, the NASH-CX trial.

Additionally, an open label drug-drug interaction study was completed in healthy volunteers during the second quarter of 2015 with GR-MD-02 and it showed that with 8 mg/kg dose of GR-MD-02 and 2 mg/kg dose of midazolam there was no drug-drug interaction and no serious adverse events or drug-related adverse events were observed. This study was required by the U.S. Food and Drug Administration (FDA) and the primary objective was to determine if single or multiple intravenous (IV) doses of GR-MD-02 affect the pharmacokinetics (PK) of midazolam. The secondary objective was to assess the safety and tolerability of GR-MD-02 when administered concomitantly with midazolam. The lack of a drug interaction in this study enabled the Company to expand the number of patients eligible for its Phase 2 clinical trial. In addition, should GR-MD-02 be approved for marketing, the success of this study supports a broader patient population for the drug label.

Our Phase 2 program in fibrotic disease consists of two separate human clinical trials. The primaryclinical trial is the Phase 2b NASH-CX study for one year for patients with NASH with well compensated cirrhosis, which began enrolling in June, 2015. This study is the primary focus of our program and is a randomized, placebo-controlled, double-blind, parallel-group Phase 2b trial to evaluate the safety and efficacy of GR-MD-02 for treatment of liver fibrosis and resultant portal hypertension in NASH patients with well compensated cirrhosis. A smaller, exploratory NASH-FX trial was conducted to explore potential use of various non-invasive imaging techniques in NASH patients with advanced fibrosis but not cirrhosis.

NASH-FX Trial: The NASH-FX trial, a Phase 2a pilot trial NASH-FX for patients with NASH advanced fibrosis that explored use of three non-invasive imaging technologies, is now complete. It was a short, single site, four-month trial in 30 NASH patients with advanced fibrosis, but not cirrhosis, randomized 1:1 to either 9 bi-weekly doses of 8 mg/kg of GR-MD-02 or placebo. The trial did not meet its primary biomarker endpoint as measured using multi-parametric magnetic resonance imaging (LiverMultiScan(R), Perspectum Diagnostics). The trial also did not meet secondary endpoints that measure liver stiffness as a surrogate for fibrosis using, magnetic resonance-elastography and FibroScan® score. We, and many experts in the field, now believe that a four-month treatment period may not be sufficient to show efficacy results in established liver fibrosis. This small study was not powered for the secondary endpoints and thus, not surprisingly did not meet the secondary endpoints. In the trial, GR-MD-02 was found to be safe and well tolerated among the patient population with no serious adverse events. Although there was no apparent improvement in the three non-invasive tests for assessment of liver fibrosis in the four-month NASH-FX trial, the principal investigator of the NASH-FX trial has stated that the inhibition of galectin-3 with GR-MD-02 remains promising for the treatment of NASH fibrosis. Of note is that GR-MD-02 has demonstrated an improved clinical effect in moderate-to-severe psoriasis, suggesting the compound has activity in humans in an immune-mediated inflammatory human disease that can occur in association with NASH. We believe our drug candidate provides a promising new approach for the therapy of fibrotic diseases, and liver fibrosis in particular. Fibrosis is the formation of excess connective tissue (collagen and other proteins plus cellular elements such as myofibroblasts) in response to damage, inflammation or repair. When the fibrotic tissue becomes confluent, it obliterates the cellular architecture, leading to scarring and dysfunction of the underlying organ. Given galectin-3’s broad biological functionality, it has been demonstrated to be involved in cancer, inflammation and fibrosis, heart disease, and renal disease. We have further demonstrated the broad applicability of the actions of our galectin-3 inhibitor’s biological effect in ameliorating fibrosis involving lung, kidney, blood vessels, and cardiac tissues in a wide variety of animal models.

NASH-CX Trial: The NASH-CX trial was a larger well-designed multi-center clinical trial which explored use of GR-MD-02 for the treatment of liver fibrosis and resultant portal hypertension in patients with well-compensated NASH cirrhosis. Enrollment in this trial was completed in September, 2016, and a total of 162 patients at 36 sites in the United States were randomized to receive either 2 mg/kg of GR-MD-02, 8 mg/kg of GR-MD-02 or placebo, with approximately 54 patients in each group. The primary endpoint is a reduction in change in hepatic venous pressure gradient (HVPG). Patients received an infusion every other week for one year, total of 26 infusions, and were evaluated to determine the change in HVPG as compared with placebo. HVPG was also correlated with secondary endpoints of fibrosis on liver biopsy as well as with measurement of liver stiffness (FibroScan(R)) and assessment of liver metabolism (13C-methacetin breath test, Exalenz), which are non-invasive measures of the liver that may be used in future studies. Top line data readout was reported in December 2017 demonstrating positive efficacy data and safety and clinically meaningful results in the NASH patients with well compensated cirrhosis without esophageal varices (stage 1 cirrhosis).

In the total patient population, the primary endpoint HVPG showed a trend toward benefit with GR-MD-02 treatment, but the difference from placebo was not statistically significant. The mean change in HVPG of placebo from baseline to week 54 was 0.3 mm Hg. The mean change in HVPG from baseline was -0.37 and -0.42 for the 2 mg/kg dose and 8 mg/kg dose of GR-MD-02, respectively.

Further analysis showed that the drug effect was significantly dependent on dose “varices” in the total group of patients (p<0.02). In those NASH cirrhosis patients without varices at baseline (about 50% of the total population), there was a statistically significant effect of the 2 mg/kg dose of GR-MD-02 on the absolute change in HVPG (-1.08 mm Hg, p<0.01). The effect of the 8 mg/Kg dose of GR-MD-02 on absolute or percent change in HVPG from baseline to week 54 was not significant. The population of patients without varices at baseline were further subdivided into those with mild portal hypertension (HVPG greater or equal to 6 mm Hg and less than 10 mm Hg). In patients with mild portal hypertension (MPH), both doses of GR-MD-02 demonstrated a statistically significant effect on change in HVPG. The mean change in HVPG in the MPH group were +1.8 mm Hg for placebo and -0.3 and -0.4 mm Hg in the 2 mg/kg and 8 mg/kg dose groups, respectively. In patients with clinically significant portal hypertension (HVPG greater than 10 Mm Hg) with no varices at baseline, there was a statistically significant effect of 2 mg/kg of GR-MD-02 on the change in HVPG.

A responder analysis was performed on those patients without varices at baseline. Analysis was performed looking at two groups: those with an equal to or greater than 2 mm Hg decrease in HVPG from baseline or those with an equal to or greater than 2 mm Hg and greater than or equal to 20% decrease in HVPG from baseline. In both cases, the change observed in the GR-MD-02 2 mg/kg group was statistically significant (p<0.01) while that of the 8 mg/kg group was not.

In terms of cirrhosis complications over the 54-week treatment period, in patients without varices there were statistically significantly fewer new varices that developed in the treatment groups vs placebo. We believe this may represent a useful measure of clinical outcome.

The major conclusions, to date from the NASH-CX trial results are that: i) GR-MD-02 had a statistically significant and clinically meaningful effect in improving HVPG vs placebo in patients with NASH cirrhosis who did not have esophageal varices at baseline. This effect was seen regardless of the patient’s baseline portal hypertension. Furthermore, we believe that patients with esophageal varices may have masked benefits in the total patient population. ii) There was an important drug effect of GR-MD-02 in the total patient population on liver biopsy with a statistically significant improvement in hepatocyte ballooning (ie cell death), (iii) There was a statistically significant reduction (p=0.02) in the development of new esophageal varices in drug-treated patients compared to placebo. We believe that this is a clinically relevant endpoint related to patient outcomes, (iv) While there was a drug effect in both the 2 mg/kg and 8 mg/kg dosage groups on liver biopsy and in the mild portal hypertension group, there was a consistently greater and statistically significant effect of the 2 mg/kg dose of GR-MD-02, (v) GR-MD-02 appears to be safe and well tolerated in this one year clinical trial and (vi) We believe this is the first large, randomized clinical trial of any drug to demonstrate a clinically meaningful improvement in portal hypertension or liver biopsy in patients with compensated NASH cirrhosis without esophageal varices.

We are planning to meet with the FDA in the second quarter of 2018 to discuss the results of the NASH-CX trial and plans for a phase 3 program. Further information and details on the NASH-CX results summarized above is available in public presentations posted to our website and filed with the SEC.

The focus and goal of the therapeutic program is to stop the progression of and reverse the fibrosis in the liver and, thereby improve liver function and prevent the development of complications of fibrosis/cirrhosis and liver-related mortality in patients. The results of the NASH-CX trial substantiate that, subject to confirmation in later stage clinical trials, this goal is achievable in a significant portion of the NASH cirrhosis patient population i.e. those NASH cirrhosis patients without esophageal varices.

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

In the liver, fibrosis is the end result of multiple inflammatory conditions and infections. Progressive liver fibrosis leads to cirrhosis, which results in reduction of liver function, multiple medical complications and ultimately death. It is estimated that one to two million patients have cirrhosis in the United States with close to 50,000 losing their lives yearly. Only a fraction of patients’ lives, approximately 6,200 per year, are saved by liver transplantation at a cost of at least $350,000 per transplantation with significant additional costs of care and medications after the transplant. One condition in particular that frequently leads to cirrhosis is non-alcoholic steatohepatitis, or NASH, a liver disease characterized by the accumulation of fat in the liver with associated inflammation and fibrosis, which can lead to end-stage cirrhosis requiring liver transplantation. The National Institute of Health estimates that 9 to 15 million Americans are affected by NASH, and other sources suggest it may be as many as 30 million people have NASH, and forecasts that the number of Americans affected by this disease is growing due to obesity and diabetes, with the potential to become the leading cause of liver cirrhosis and liver transplantation in the future. Liver transplantation is currently the only therapeutic approach to NASH or other forms of liver fibrosis as, to the best of our knowledge, there are no drug therapies on the market. Organ transplantation is a difficult, risky and costly procedure as organ availability is scarce. There is also the risk of developing cirrhosis in the transplanted liver from the same disease that damaged the patient’s original liver and therefore, there is a great need for other therapeutic options. All diseases that affect the liver (viral hepatitis, alcoholic liver disease, and fatty liver as examples) lead to the development of scarring of the liver.

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

We evaluated GR-MD-02 in pre-clinical toxicology and pharmacology studies during 2013 and filed an IND with the FDA in January 2013 for initiating human studies in patients with NASH. In February 2013 we entered into an agreement with CTI Clinical Trial Services to assist with the design, development and conduct of one or more clinical research studies, specifically for services with respect to our Phase 1 clinical trials to evaluate safety of GR-MD-02 in patients with NASH. The FDA notified us in March 2013 that we may proceed with a Phase 1 clinical trial for patients with NASH and we began enrolling patients in the Phase 1 clinical trial in the third quarter of 2013. In August 2013, GR-MD-02 was granted Fast Track designation by the FDA for NASH with hepatic fibrosis, commonly known as fatty liver disease with advanced fibrosis. In January 2014, we completed the enrollment of the first cohort of patients in the Phase 1 trial with no serious adverse events being reported. We reported initial safety and tolerability results from the first cohort of patients on June 30, 2014. The second cohort of this Phase 1 trial began and enrollment was completed in April 2014. In July 2014, we reported the results from the second cohort of patients. Enrollment of the third cohort of Phase 1 began in July 2014 with interim results presented in November 2014 with the final report on cohort 3 presented in January 2015. The results of the Phase 1 study demonstrate that (i) GR-MD-02 was safe and well tolerated by patients with advanced NASH liver fibrosis after IV administration of four doses of 2 mg/kg, 4 mg/kg and 8mg/kg lean body weight, (ii) Pharmacokinetics revealed drug exposure in humans at the 8 mg/kg dose that was equivalent to the upper range of the targeted therapeutic dose determined from effective doses in NASH animal models, (iii) Disease Serum Marker Effect showed there was a statistically significant, dose-dependent reduction in FibroTest® scores due to a statistically significant reduction in alpha-2 macroglobulin (A2M) serum levels, and (iv) Liver Stiffness Effect, as measured by FibroScan® showed that there was a signal of reduced liver stiffness in patients receiving GR-MD-02. The reduction seen in A2M does not necessarily mean fibrosis got better in this short study, but does suggest changes in the fibrogenic process that might lead to an improvement in fibrosis with longer-term therapy. These Phase 1 results in NASH patients with advanced fibrosis, in addition to completion of further toxicology and drug-drug interaction studies provided a firm foundation for entry into a Phase 2 development program (described above). Top line results of our Phase 2b in compensated NASH cirrhosis patients was reported in December 2017 and is more fully described above as well in our SEC filings.

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

Similar to the agreement set forth for the ipilimumab (Yervoy®) Phase 1B study, Providence Portland Medical Center submitted an IND in September 2015 to conduct a Phase 1B study of GR-MD-02 and pembrolizumab (Keytruda®) in patients with metastatic melanoma. The combination of GR-MD-02 and an anti-PD1 (pembrolizumab) has been shown to enhance T-cell activation, memory, and effector function, and promote better antitumor responses in multiple mouse studies. The study will test the hypothesis that galectin-3 antagonism using GR-MD-02 with enhance the probability of melanoma response using penbrolizumab in patients by inducing proliferation, activation and memory function of CD8+ T cells that recognize melanoma antigens. Similar to the ipilimumab study, the study employs a dose escalation of GR-MD-02 in conjunction with the standard therapeutic dose of pembrolizumab in patients with metastatic melanoma who have had progression of their melanoma after ipilimumab and/or BRAF targeted therapy when a BRAF mutation is present. In addition to monitoring for toxicity and clinical response, blood and tumor samples will be obtained to assess immunologic measures relevant to galectin biology and pembrolizumab T-cell checkpoint inhibition.

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

As of December 31, 2017, we held 17 granted U.S. patents, 29 foreign granted patents (Japan, E.U., New Zealand, and Australia), 46 international patent applications, and 4 U.S. patent applications. Many of our patents and patent applications cover composition of matter for complex carbohydrate drugs and methods of use for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent or for use in treatment of fibrosis. The scheduled expiration dates of our United States patents span from 2020 to 2033 before considering any potential extensions. We have corresponding patent applications pending in Europe, Israel, Australia and Brazil. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to Our Intellectual Property”. Our competitive position, in part, is contingent upon protection of our intellectual property.

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

In September 2014, the Company established a collaborative research program with Dr. William Redmond’s laboratory located at the Providence Portland Medical Center, Portland, Oregon. This program focuses on combination immunotherapy plus galectin inhibition to augment tumor immunogenicity.

During the years ended December 31, 2017 and 2016, our expenditures for research and development were $11.7 million and $15.3 million, respectively. We expense all research and development costs as they are incurred.

In January 2014 we created, with SBH Sciences, Inc. (Natick, Ma), Galectin Sciences, LLC, a collaborative joint venture to research and develop small organic molecule inhibitors of galectin-3 for oral administration.

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

Risks Related to Our Company

We have incurred net losses to date and must raise additional capital in order to continue to operate after the first quarter of 2019.

We have incurred net losses in each year of operation since our inception in July 2000. Our accumulated deficit as of December 31, 2017 was $181.2 million. We had $3.1 million of unrestricted cash as of December 31, 2017. In December 2017, the Company announced a new $10 million unsecured line of credit facility with stockholder and director, Richard E. Uihlein. Additionally, from January 1, 2018 through March 1, 2018, the Company received $4,452,000 in proceeds from the exercise of common stock purchase warrants originally issued in November 2015. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations through March 31, 2019. We will require more cash to fund our operations after March 31, 2019 and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before March 31, 2019, we may be required to cease operations.

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

We are a development stage company and have not generated any revenues to date. There is no assurance that we will obtain FDA approval of GR-MD-02 or any other of our products in development and, even if we do so, that we will generate revenue sufficient to become profitable. Our failure to generate revenue and profit would likely lead to loss of your investment.

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

If we are unable to generate revenues from the sale of our products, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

We are dependent on the success of our lead product candidate, GR-MD-02 and we cannot be certain that these product candidates will receive regulatory approval or be successfully commercialized.

We currently have no products for sale, and we cannot guarantee that we will ever have any drug products approved for sale. We and our product candidates are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries governing, among other things, research, testing, clinical trials, manufacturing, labeling, promotion, selling, adverse event reporting and recordkeeping. We are not permitted to market any of our product candidates in or outside the United States until we receive approval of a new drug application for a product candidate from the FDA or the equivalent approval from a foreign regulatory authority. Obtaining FDA approval is a lengthy, expensive and uncertain process.

Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive pre-clinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

GR-MD-02 our lead product candidate for fibrosis completed its Phase 2 of the human clinical trial phase in 2017. GR-MD-02 is also currently in investigator sponsored, human Phase 1B clinical trials being conducted by Providence Portland Medical Center in combination with Yervoy® (ipilimumab) and Keytruda (pembrolizmab) in patients with metastatic melanoma. To obtain FDA approval, we will need to conduct one or more Phase 3 clinical trial for GR-MD-02; however, we cannot assure you that we will be able to finance Phase 3 trials. Additionally, we cannot assure you that future our trials will yield successful results, that they will lead to the generation of revenue, or that we will obtain regulatory approval in other countries.

We filed for an IND with the FDA for GR-MD-02 in January 2013 for initiating human clinical trials in patients with NASH, and the FDA notified us in March 2013 that we may proceed with a Phase 1 clinical trial. Our Phase 1 clinical trial began in July 2013 and was completed in 2014. Pre-clinical studies and clinical trials are expensive, time-consuming and ultimately may not be successful. The results of pre-clinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Also, it is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. For example, although there was positive data from our NASH-CX Phase 2 trial for GR-MD-02, which we believe will allow us to conduct a Phase 3 trial, it did not meet its primary endpoint. Similarly, our Phase 2a pilot trial NASH-FX for patients with advanced fibrosis, which explored three non-invasive imaging technologies, did not meet its primary endpoint. We may engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. Additional clinical trials may not start or be completed as we forecast and may not achieve the desired results. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate.

Even if we receive regulatory approval, we may be unable to commercialize our product candidates.

Even if GR-MD-02and other future product candidates achieve positive results in clinical trials, we may be unable to commercialize them. The availability of government and third-party payer reimbursement, and pricing, especially compared to competitor products, could affect our ability to commercialize our product candidates. Our general inability to obtain necessary regulatory approvals and, if obtained, to commercialize our products would substantially impair our viability.

There are risks associated with our reliance on third parties to design trial protocols, arrange for and monitor the clinical trials, and collect and analyze data.

As we develop products eligible for clinical trials, we will contract with independent parties to assist us in the design of the trial protocols, arrange for and monitor the clinical trials, collect data and analyze data. For instance, for our NASH-CX trial we engaged the services of PPD Development, L.P. (PPD) for the purpose of assisting us in the design, development and conduct of the trial... In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and will be dependent on governmental participation and funding. Additionally, GR-MD-02 is being studied by Providence Portland Medical Center in Investigator-sponsored INDs to conduct a Phase 1B studies to determine if GR-MD-02 enhances the probability of melanoma response with ipilimumab and pembrolizumab by inducing proliferation, activation and memory function of CD8+ T cells in human patients. This study represents a novel approach for patients with metastatic melanoma. As with our Phase 2 trial, to undertake Phase 3 trials for GR-MD-02, we will need to contract with a third party for assistance with the design and conduct of the trial. We cannot be certain that the terms of any such agreement will be favorable to the company.

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

The potential widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our proposed products, even if commercialized. Some of our targeted diseases and conditions may also be treated by other medications. These treatments may be widely accepted in medical communities and have a longer history of use. The established use of these competitive drugs may limit the potential for our technologies, formulations and products to receive widespread acceptance even if commercialized.

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

Our long term success is dependent not only upon the success of our trials but also upon us being able to capitalize upon potential positive results of our trials, which is not assured.

To conduct Phase 3 clinical trials or other clinical trials we will need sufficient cash resources to conduct those undertakings. We will also need to obtain sufficient dosages of GR-MD-02 for such trials. However, we have deferred the manufacture of additional GR-MD-02 that would be required for follow-on trials, and lead times are needed for this manufacturing. Further because of limited resources, we have curtailed most of our expenditures in research focused on the development of an oral galectin inhibitor to replace our current drug candidate that is delivered via infusion. Further, because of financial limits we have not designed follow-on trials for skin disease or cancer and only recently have begun the planning of a follow up Phase 3 trial for liver fibrosis. Despite positive findings from our Phase 2 trial for GR-MD-02, we may be adversely affected by the time needed to restart programs curtailed by financial constraints.

We are a defendant in a state court shareholder derivative action and these lawsuits and any future such lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

We and certain of our officers and directors are defendants in a state court shareholder derivative action. This lawsuit is described in Part I, Item 3 “Legal Proceedings” in this Form 10-K. This lawsuit may divert our attention from our ordinary business operations, and we may incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). Depending on the outcome of the lawsuit, we may be required to pay material damages and fines, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our business, results of operations, financial condition, liquidity and ability to meet our debt obligations and, consequently, could negatively impact the trading price of our common stock. In addition, there is the potential for additional shareholder litigation and for governmental investigations and/or enforcement actions. Any existing or future shareholder lawsuits and any future governmental investigations and/or enforcement actions could adversely impact our reputation, our relationships with our customers and our ability to generate revenue.

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

The drug development process to obtain FDA approval is very costly and time consuming, and if we cannot complete our clinical trials in a cost-effective manner, our results of operations may be adversely affected.

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

If users of our proposed products are unable to obtain adequate reimbursement from third-party payers, market acceptance of our proposed products may be limited, and we may not achieve revenues or profits.

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

As a result of undesirable side effects or safety or toxicity issues that we may experience in our clinical trials, we may not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. These side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims.

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

In order to market and sell our products in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our product candidates by regulatory authorities in the European Union or other countries, the commercial prospects of that product candidate may be significantly diminished, and our business prospects could decline.

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

Our articles of incorporation authorize the issuance of capital stock including 20,000,000 authorized undesignated shares (all have been designated as of December 31, 2017), and empowers our board of directors to prescribe, by resolution and without stockholder approval, a class or series of undesignated shares, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, we may designate and issue additional shares or series of preferred stock that would rank senior to the shares of common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution.

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

The 10X Fund owns all of our issued and outstanding Series B Preferred Stock, which are convertible into 3,789,346 shares of our common stock. The 10X Fund owns related warrants exercisable to purchase an aggregate of 6,469,038 shares of our common stock. As of December 31, 2017, we have issued 2,379,632 shares of our common stock as dividends on the Series B Preferred Stock and 2,000,000 shares of our common stock on the exercise of warrants by 10X Fund. In addition, James C. Czirr, a managing member of 10X Capital Management, LLC, the general partner of the 10X Fund and one of our directors, owns or controls approximately 906,000 shares of our common stock, including shares of Series A on an as converted basis, and has the right to acquire 700,125 additional shares of our common stock upon the exercise of outstanding stock options (653,250 of which are exercisable as of December 31, 2017. As of December 31, 2017, on a fully diluted basis, assuming conversion of all Series B Preferred Stock and exercise of all outstanding warrants, the 10X Fund would own approximately 24% of our then outstanding shares of common stock, which, together with the shares of our common stock that would be owned by Mr. Czirr (assuming exercise of all options at that date), would constitute approximately 27% of the then fully diluted shares.

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

We cannot predict the extent to which an active public market for our common stock and warrants will develop or be sustained. Our common stock is currently traded on The NASDAQ Capital Market and experiences periods when it could be considered “thinly-traded.” This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will be sustained, or that current trading levels will be sustained or not diminish.

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

	High	Low
Fiscal Year Ended December 31, 2017
First Quarter	$2.45	$0.94
Second Quarter	$3.68	$2.04
Third Quarter	$2.52	$1.51
Fourth Quarter	$3.84	$1.28
Fiscal Year Ended December 31, 2016
First Quarter	$1.82	$1.08
Second Quarter	$1.75	$1.25
Third Quarter	$3.05	$1.10
Fourth Quarter	$1.18	$0.49

Holders of Common Stock

As of February 28, 2018, there were 240 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders. Based on information available to us, we believe there are approximately 11,363 non-objecting beneficial owners of our shares of our common stock in addition to the record holders.

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

Forward-Looking Statements

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through at least March 31, 2019; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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

Results of Operations from the Years Ended December 31, 2017 and 2016

Research and Development Expense

	Year ended December 31,		2017 as Compared to 2016
	2017	2016	$ Change	% Change
	(in thousands, except %)
Research and development	$11,721	$15,325	$(3,604)	(24)%

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

Our research and development expenses were as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Direct external expenses:
Clinical programs	$9,362	$11,994
Pre-clinical activities	194	856
Other research and development expenses:
Payroll and other including stock based compensation	2,165	2,475

	$11,721	$15,325

Clinical programs expenses decreased primarily due to costs related to our Phase 2 clinical trials during the year ended December 31, 2017 as compared to the same period in 2016. As we have completed our NASH-CX Phase 2 trial in 2017, we expect our clinical activities costs will further decrease absent additional clinical trials commencing. Pre-clinical activities decreased primarily because we have completed pre-clinical work directly related to our Phase 2 clinical trial program.

Both the time required and costs we may incur in order to commercialize a drug candidate that would result in material net cash inflow are subject to numerous variables, and therefore we are unable at this stage of our development to forecast useful estimates. Variables that make estimates difficult include the number of clinical trials we may undertake, the number of patients needed to participate in the clinical trial, patient recruitment uncertainties, trial results as to the safety and efficacy of our products, and uncertainties as to the regulatory agency response to our trial data prior to receipt of marketing approval. Moreover, the FDA or other regulatory agencies may suspend clinical trials if we or an agency believes patients in the trial are subject to unacceptable risks or find deficiencies in the conduct of the clinical trial. Delays or rejections may also occur if governmental regulation or policy changes during our clinical trials or in the course of review of our clinical data. Due to these uncertainties, accurate and meaningful estimates of the ultimate cost to bring a product to market, the timing of costs and completion of our program and the period during which material net cash inflows will commence are unavailable at this time.

General and Administrative Expense

	Year ended December 31,		2017 as Compared to 2016
	2017	2016	$ Change	% Change
	(in thousands, except %)
General and administrative	$4,526	$6,156	$(1,630)	(26)%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease for the year ended December 31, 2017 as compared to the same period for 2016 are due to, decreased legal expenses of $251,000, decreased stock-based compensation of $1,068,000 and decreased investor relations expenses of $352,000.

Other Income and Expense

During the year ended December 31, 2017, other income and expense consisted of interest income offset by amortization of the warrants issued with a line of credit entered into in December 2017 of $12,000 which is classified as interest expense.

Results of Operations from the Years Ended December 31, 2016 and 2015

Research and Development Expense

	Year ended December 31,		2016 as Compared to 2015
	2016	2015	$ Change	% Change
	(in thousands, except %)
Research and development	$15,325	$13,114	$2,211	17%

Our research and development expenses were as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Direct external expenses:
Clinical programs	$11,994	$9,177
Pre-clinical activities	856	1,531
Other research and development expenses:
Payroll and other including stock-based compensation	2,475	2,406

	$15,325	$13,114

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

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease for the year ended December 31, 2016 as compared to the same period for 2015 are due to, decreased accounting expenses of $98,000, decreased stock-based compensation of $663,000 and decreased travel related expenses of $130,000 somewhat offset by increases in legal expenses of $122,000.

Other Income and Expense

During the year ended December 31, 2016, other income and expense consisted of interest income.

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2017, we raised a net total of $132.0 million from these offerings. At December 31, 2017, the Company had $3.1 of unrestricted cash and cash equivalents available to fund future operations. In December 2017, the Company announced a new $10 million unsecured line of credit facility with stockholder and director, Richard E. Uihlein. Additionally, in January 2018, the Company received $4,452,000 in proceeds from the exercise of common stock purchase warrants originally issued in November 2015. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through March 31, 2019. We will require more cash to fund our operations after March 31, 2019 and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before March 31, 2019, we may be required to cease operations.

2017 compared to 2016

Net cash used in operations decreased by $517,000 to $15,892,000 for 2017, as compared to $16,409,000 for 2016. Cash operating expenses decreased principally due to decreased research and development activities primarily related to our Phase 2 clinical programs.

There were no equipment purchases or other investing activities in 2017.

Net cash provided by financing activities was $3,583,000 during 2017 as compared to $5,925,000 during 2016, due primarily to the transactions described below.

In 2017, we completed a private placement of common stock with warrants totaling $200,000 and sales of common stock through At the Market issuances totaling $3,383,000. In 2016, we completed sales of Series B-3 preferred stock with warrants totaling $2,508,000, private placements of common stock and warrants totaling $3,000,000 and sales of common stock through At the Market issuances totaling $417,000.

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

In 2016, we completed sales of Series B-3 preferred stock with warrants totaling $2,508,000, private placements of common stock and warrants totaling $3,000,000 and sales of common stock through At the Market issuances totaling $417,000. In 2015, we completed an offering of common stock and warrants for net proceeds of $9,129,000 and $4,572,000 from sales of our common stock through At the Market issuances.

Operating leases

In September 2012, the Company entered into an operating lease for office space in Norcross, GA for a term of twenty-six months, beginning on October 1, 2012 and ending November 30, 2014 at a rate of approximately $3,000 per month. In June 2014, the Company signed an amendment to the lease extending the term through November 30, 2017 with a base monthly rental of approximately $3,300 through the extended term. The Company signed an additional amendment in 2017 to extend the term through December 31, 2018 with a base rental of approximately $4,000 per month. The original lease provided for free rent for the first two months of the lease and required a security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building.

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

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments as of December 31, 2017:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$48	$48

Total	$48	$48

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this annual report on Form 10-K. Certain of our accounting policies, however, are critical to the portrayal of our financial position and results of operations and require the application of significant judgment by our management, which subjects them to an inherent degree of uncertainty. In applying our accounting policies, our management uses its best judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Our more significant estimates include stock option and warrant liability valuations and performance vesting features of certain of these instruments, accrued liabilities, deferred income taxes and cash flow. These estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information available from other outside sources, and on various other factors that we believe to be appropriate under the circumstances. We believe that the critical accounting policies discussed below involve more complex management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

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

Stock-Based Compensation. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. For awards that have performance-based vesting conditions the Company recognizes the expense over the estimated period that the awards are expected to be earned. The Company generally uses the Black-Scholes option-pricing model to calculate the grant date fair value of stock options. For options that only vest upon the achievement of market conditions, the Company values the options using a Monte Carlo model to calculate the grant date fair value of the stock options. The expense related to options that vest based on market conditions is not reversed should those options not ultimately vest. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Stock options issued to non-employees are accounted for in accordance with the provisions of ASC Subtopic 505-50, Equity-Based Payments to Non-employees, which requires valuing the stock options using an option pricing model (the Company uses Black-Scholes) and measuring such stock options to their current fair value when they vest.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Due to the nature of our operations, assets and absence of debt, we are not exposed to any significant market risks at December 31, 2017 and 2016.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Our management has concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO 2013 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting. Management conducted an evaluation of internal controls based on the COSO 2013 framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, in connection with our Annual Meeting of Stockholders (the “2018 Proxy Statement”) under the captions “Election of Directors,” “Board of Directors Meetings and Committees of the Board,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.galectintherapeutics.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

Item 11.	Executive Compensation

The information required by this Item will be incorporated by reference from the information under the caption “Compensation of Named Executive Officers” contained in our 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our 2018 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item will be incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in our 2018 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be incorporated by reference from the information under the captions “Audit Fees”, “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Policies and Procedures” contained in our 2018 Proxy Statement.

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

3. Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2012.)

3.2	Amended and Restated Bylaws of Galectin Therapeutics Inc., as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.)

3.4	First Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on May 15, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2017.)

3.5	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series B-3 Convertible Preferred Stock of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on September 22, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

3.6	First Amendment to Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series B-3 Convertible Preferred Stock of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on May 15, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2017.)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Common Stock (Class W) of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on February 13, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2017.)

3.8	First Amendment to Certificate of Designation of Preferences, Rights and Limitations of Common Stock (Class W) of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on May 15, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2017.)

Exhibit Number	Description of Document

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series C Super Dividend Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of Nevada on December 30, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.)

3.10	Certificate of Change as filed with the Nevada Secretary of State on March 1, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)

4.1	Form of Class A-1 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.2	Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.3	Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.4	Amended Form of Class A-1 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.5	Amended Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.6	Amended Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.7	Form of Warrant Agreement between Galectin Therapeutics Inc. and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant certificate) (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)

4.8	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

4.9	Form of Class B-3 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

4.10	Form of Lock-Up Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

4.11	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

4.12	Form of Common Stock Purchase Warrant issued to Richard E. Uihlein (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 19, 2017.)

10.1†	Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 filed with the Commission on November 14, 2001.)

10.2†	Pro-Pharmaceuticals, Inc. 2003 Non-employee Director Stock Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on Form S-8, as filed with the Commission on October 22, 2003.)

10.3†	Form of Incentive Stock Option Agreement (under the 2001 Stock Incentive Plan). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.)

Exhibit Number	Description of Document

10.4†	Form of Non-Qualified Stock Option Agreement (under the 2003 Non-Employee Director Stock Incentive Plan). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.)

10.5	Form of Common Stock Purchase Warrant. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 15, 2008.)

10.6	Registration Rights Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

10.7†*	Pro-Pharmaceuticals, Inc. 2009 Incentive Compensation Plan (as amended).

10.8†	Form of Restricted Stock Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.9†	Form of Non-Qualified Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.10†	Form of Incentive Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.11	Agreement with the 10X Fund L.P., dated February 11, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 17, 2010.)

10.12†	Common Stock Purchase Warrant dated August 3, 2010 issued to Peter Traber. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2010.)

10.13	Letter Agreement Between 10X Fund, L.P. and Pro-Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2010.)

10.14	Form of Securities Purchase Agreement for Series C Super Dividend Convertible Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.)

10.15	Agreement dated January 21, 2011, between Pro-Pharmaceuticals, Inc. and 10X Fund L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

10.16†	Non-Qualified Stock Option Agreement dated March 7, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 9, 2011.)

10.17†	Employment Agreement dated March 31, 2011 between Eli Zomer and Pro-Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2011.)

10.18	Agreement dated April 22, 2011, between Pro-Pharmaceuticals, Inc. and Sigma-Aldrich, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 28, 2011.)

10.19†	Employment Agreement dated May 6, 2016 between Peter Traber, and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 10, 2016.)

Exhibit Number	Description of Document

10.20†	Employment Agreement dated June 28, 2011 between James C. Czirr, and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on July 5, 2011.)

10.21†	Non-Qualified Stock Option Agreement for Peter G. Traber, M.D. (Incorporated by reference to the Company’s Registration Statement on Form S-8, as filed with the Commission on August 15, 2011.)

10.22†	Non-Qualified Stock Option Agreement for James C. Czirr (Incorporated by reference to the Company’s Registration Statement on Form S-8, as filed with the Commission on August 15, 2011.)

10.23†	Amended and Restated Employment Agreement dated December 11, 2014 between Harold H. Shlevin and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 12, 2014.)

10.24†	Amended and Restated Master Services Agreement dated February 1, 2013 between Galectin Therapeutics Inc. and CTI Clinical Trial Services, Inc. and CTI Clinical Consulting Services Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 10, 2013.)

10.25	Amended Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.26	Amended Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.27	Employment Agreement dated June 20, 2013 between Jack W. Callicutt and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.28†	Amendment to Employment Agreement dated August 11, 2017 between Jack W. Callicutt and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2017.)

10.29†	Stock Option Agreement with Thomas A. McGauley dated June 19, 2013 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.30†	Project Addendum (with Master Services Agreement), dated March 6, 2015, by and between Galectin Therapeutics Inc. and PPD Development, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 12, 2015.)***

10.31	Securities Purchase Agreement, dated November 19, 2015, by and among Galectin Therapeutics Inc. and the Purchasers identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.32	Placement Agency Agreement, dated November 19, 2015, by and between Galectin Therapeutics Inc. and Roth Capital Partners, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.33	Registration Rights Agreement, dated November 19, 2015, by and between Galectin Therapeutics Inc. and the Purchasers signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.34	Project Addendum Modification, dated March 11, 2016, by and between Galectin Therapeutics, Inc. and PPD Development, L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 15, 2016.)***

Exhibit Number	Description of Document

10.35	Jack W. Callicutt Retention Bonus Letter Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 20, 2016.)

10.36†	Harold H. Shlevin, Ph.D. Retention Bonus Letter Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 20, 2016.)

10.37†	Securities Purchase Agreement, dated September 22, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2016.)

10.38	Registration Rights Agreement, dated September 22, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2016.)

10.39	Lock-Up Agreement, dated September 22, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2016.)

10.40	Form of Subscription Agreement entered into between Galectin Therapeutics Inc. and certain purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

10.41	Amendment to Securities Purchase Agreement, dated December 23, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

10.42	At Market Issuance Sales Agreement, dated May 19, 2017, by and between Galectin Therapeutics Inc. and FBR Capital Markets & Co. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on May 19, 2017.)

10.43	Line of Credit Agreement, dated December 19, 2017, by and between Galectin Therapeutics Inc. and Richard E. Uihlein. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 19, 2017.)

21.1*	Subsidiaries of Galectin Therapeutics Inc.

23.1*	Consent of Cherry Bekaert LLP, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
#	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***	Galectin Therapeutics, Inc. has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.
†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2018.

GALECTIN THERAPEUTICS INC.

By:	/S/ PETER G. TRABER
Name: Peter G. Traber, M.D. Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER G. TRABER Peter G. Traber, M.D.	Chief Executive Officer and President (principal executive officer)	March 29, 2018

/S/ JACK W. CALLICUTT Jack W. Callicutt	Chief Financial Officer (principal financial and accounting officer)	March 29, 2018

/S/ MARC RUBIN Marc Rubin, M.D.	Director and Chairman of the Board	March 29, 2018

/S/ GILBERT F. AMELIO GILBERT F. AMELIO	Director	March 29, 2018

JAMES C. CZIRR	Director	March 29, 2018

/S/ KEVIN D. FREEMAN KEVIN D. FREEMAN	Director	March 29, 2018

/s/ JOEL LEWIS Joel Lewis	Director	March 29, 2018

/S/ GILBERT S. OMENN GILBERT S. OMENN	Director	March 29, 2018

/s/ STEPHEN SHULMAN Stephen Shulman	Director	March 29, 2018

/s/ RICHARD E. UIHLEIN Richard E. Uihlein	Director	March 29, 2018

Theodore Zucconi	Director	March 29, 2018

Galectin Therapeutics Inc. and subsidiaries

1. Reports of Independent Registered Public Accounting Firm	F-1
2. Consolidated Balance Sheets as of December 31, 2017 and 2016	F-2
3. Consolidated Statements of Operations for the years ended December 31, 2017 and 2016	F-3
4. Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2017 and 2016	F-4
5. Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016	F-7
6. Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Galectin Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Galectin Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

CHERRY BEKAERT LLP

We have served as the Company’s auditor since 2015

/s/ CHERRY BEKAERT LLP

Atlanta, Georgia

March 29, 2018

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,053	$15,362
Prepaid expenses and other current assets	766	432

Total current assets	3,819	15,794

Property and equipment, net	—	—
Other	342	—
Intangible assets, net	—	1

Total assets	$4,161	$15,795

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$608	$910
Accrued expenses	2,292	2,802
Accrued dividends payable	68	68

Total current liabilities	2,968	3,780

Total liabilities	2,968	3,780

Commitments and contingencies (Note 9)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 issued and outstanding at December 31, 2017 and 2016, redemption value: $8,036,000, liquidation value: $1,786,000 at December 31, 2017	1,723	1,723

Stockholders’ (deficit) equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at December 31, 2017 and 2016, 20,000,000 and 14,001,000 shares designated at December 31, 2016 and 2015, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,377,500 issued and outstanding at December 31, 2017 and 2016, respectively, liquidation value $1,418,000 at December 31, 2017	557	557
Series B-1 12% convertible preferred stock; 900,000 shares authorized, issued and outstanding at December 31, 2017 and 2016, liquidation value $1,800,000 at December 31, 2017	1,761	1,761
Series B-2 12% convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at December 31, 2017 and 2016, liquidation value $4,200,000 at December 31, 2017	3,697	3,697
Series B-3 8% convertible preferred stock; 2,508,000 shares authorized, 2,508,000 issued and outstanding at December 31, 2017 and 2016, liquidation value $2,508,000 at December 31, 2017	1,224	1,224
Common stock, $0.001 par value; 50,000,000 shares authorized at December 31, 2017 and 2016, 35,789,388 and 32,912,942 issued and outstanding at December 31, 2017 and 2016, respectively	36	33
Additional paid-in capital	173,363	166,721
Retained deficit	(181,168)	(163,701)

Total stockholders’ (deficit) equity	(530)	10,292

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$4,161	$15,795

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$11,721	$15,325
General and administrative	4,526	6,156

Total operating expenses	16,247	21,481

Total operating loss	(16,247)	(21,481)

Other income (expense):
Interest income	24	45
Interest expense	(12)	—

Total other income (expense)	12	45

Net loss	$(16,235)	$(21,436)

Preferred stock dividends	(1,232)	(741)
Preferred stock accretion	—	(173)

Net loss applicable to common stockholders	$(17,467)	$(22,350)

Basic and diluted net loss per share	$(0.49)	$(0.76)
Shares used in computing basic and diluted net loss per share	35,521	29,216

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2017 and 2016

(amounts in thousands except share data)

	Series B-1 12% Redeemable Convertible Preferred Stock		Series B-2 12% Redeemable Convertible Preferred Stock		Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2015	900,000	$1,748	2,100,000	$3,537	176	$1,723
Accretion of Series B redeemable convertible preferred stock		13		119
Accretion of beneficial conversion feature for Series B-2				41
Reclassification of Series B-1 and B-2 convertible stock to stockholders’ equity upon elimination of redemption feature	(900,000)	(1,761)	(2,100,000)	(3,697)

Balance at December 31, 2016	—	$—	—	$—	176	$1,723
Balance at December 31, 2017	—	$—	—	$—	176	$1,723

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

For the Years Ended December 31, 2017 and 2016

(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Series B-1 12% Convertible Preferred Stock		Series B-2 12% Convertible Preferred Stock		Series B-3 8% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2015	1,377,500	$557							28,825,033	$28	$157,504	$(140,049)	$18,040
Accretion of Series B redeemable convertible preferred stock												(132)	(132)
Accretion of beneficial conversion feature for Series B-2												(41)	(41)
Reclassification of Series B-1 and B-2 convertible stock to stockholders’ equity upon elimination of redemption feature			900,000	1,761	2,100,000	3,697							5,458
Issuance of Series B-3 8% convertible preferred stock							2,508,000	1,224			2,585	(1,301)	2,508
Series A 12% convertible preferred stock dividend									27,550		34	(34)
Series B-1 12% convertible preferred stock dividend									155,020		192	(192)
Series B-2 12% convertible preferred stock dividend									361,713	1	446	(447)
Series B-3 8% convertible preferred stock dividend									32,289		31	(31)
Series C super dividend convertible preferred stock dividend									29,938		38	(38)
Issuance of common stock and warrants in private placements									2,814,230	3	2,997		3,000
Issuance of common stock									329,234		416		416
Issuance of common stock upon vesting of stock grants to directors									337,935	1	(1)
Stock-based compensation expense											2,479		2,479
Net loss												(21,436)	(21,436)

Balance at December 31, 2016	1,377,500	$557	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	32,912,942	$33	$166,721	$(163,701)	$10,292

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

For the Years Ended December 31, 2017 and 2016

(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Series B-1 12% Convertible Preferred Stock		Series B-2 12% Convertible Preferred Stock		Series B-3 8% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2016	1,377,500	$557	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	32,912,942	$33	$166,721	$(163,701)	$10,292
Series A 12% convertible preferred stock dividend									27,550		62	(62)
Series B-1 12% convertible preferred stock dividend									103,691		257	(257)
Series B-2 12% convertible preferred stock dividend									241,945		599	(599)
Series B-3 8% convertible preferred stock dividend									95,998		237	(237)
Series C super dividend redeemable convertible preferred stock dividend									35,200		77	(77)
Issuance of common stock									2,213,360	3	3,380		3,383
Issuance of common stock and warrants in private placements									102,368		200		200
Issuance of common stock for services									18,677		33		33
Issuance of restricted common stock to directors									37,657		4		4
Issuance of warrants in connection with line of credit											696		696
Stock-based compensation expense											1,097		1,097
Net loss												(16,235)	(16,235)

Balance at December 31, 2017	1,377,500	$557	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	35,789,388	$36	$173,363	$(181,168)	$(530)

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,235)	$(21,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	7
Stock-based compensation expense	1,101	2,479
Issuance of common stock for services	33	—
Non-cash interest expense	12	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	8	122
Accounts payable and accrued expenses	(812)	2,419

Net used in from operating activities	(15,892)	(16,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash from investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	3,583	5,925

Net cash from financing activities	3,583	5,925

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,309)	(10,484)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,362	25,846

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,053	$15,362

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$1,232	$742
Common stock purchase warrants issued in connection with line of credit	$696	—

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Galectin Therapeutics Inc. and subsidiaries (the “Company”) is a clinical stage biopharmaceutical company that is applying its leadership in galectin science and drug development to create new therapies for fibrotic disease and cancer. These candidates are based on the Company’s targeting of galectin proteins which are key mediators of biologic and pathologic function. These compounds also may have application for drugs to treat other diseases and chronic health conditions.

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

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2017, the Company had $3,053,000 of unrestricted cash and cash equivalents available to fund future operations. In December 2017, the Company announced a new $10 million unsecured line of credit facility with stockholder and director, Richard E. Uihlein (See Note 8). Additionally, in January 2018, the Company received $4,452,000 in proceeds from the exercise of common stock purchase warrants originally issued in November 2015. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through March 31, 2019. We will require more cash to fund our operations after March 31, 2019 and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before March 31, 2019, we may be required to cease operations.

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

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and Galectin Therapeutics Security Corp., its wholly-owned subsidiary, which was incorporated in Delaware on December 23, 2003 and Galectin Sciences LLC (see Note 11). All intercompany transactions have been eliminated.

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

Fair Value Measurements. The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The estimated value of accounts payable and accrued expenses approximates their carrying value due to their short-term nature. There were no Level 2 or 3 assets or liabilities at December 31, 2017 or 2016.

Cash and Cash Equivalents. The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents at December 31, 2017 or 2016.

Prepaid Expenses and Other Current Assets. Prepaid expenses and other assets consist principally of prepaid insurance and deferred financing costs (see Note 8).

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

Security Deposit. At December 31, 2017 and 2016, the Company had a security deposit of $6,000 for leased office space included in Prepaid Expenses and Other Current Assets.

Intangible Assets. Intangible assets include patent costs, consisting primarily of related capitalized legal fees, which are amortized over an estimated useful life of five years from issuance. Amortization expense in 2017 and 2016 was approximately $1,000 and $7,000, respectively. Gross intangible assets at December 31, 2017 and 2016 totaled $78,000 each year, and accumulated amortization at December 31, 2017 and 2016 totaled $78,000 and $77,000, respectively.

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

Warrants. The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. There were no warrant liabilities as of December 31, 2017 or 2016.

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

New Accounting Pronouncements. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the most leases on the balance sheet. The provisions of this guidance are effective for the annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on our financial position or results of operations.

3.	Property and Equipment

Property and equipment consists of the following at December 31:

	2017	2016
	(in thousands)
Leasehold improvements	$2	$2
Computer and office equipment	13	13
Furniture and fixtures	59	59

Total	74	74
Less accumulated depreciation and amortization	(74)	(74)

Property and equipment — net	$—	$—

Depreciation and amortization expense for the years ended December 31, 2017 and 2016 was $0 and $0, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2017	2016
	(in thousands)
Legal and accounting fees	$74	$14
Accrued compensation	790	614
Accrued research and development costs and other	1,428	2,174

Total	$2,292	$2,802

5.	Stockholders’ Equity

At December 31, 2017, the Company had 50,000,000 shares of common stock and 20,000,000 undesignated shares authorized. As of December 31, 2017, 1,742,500 shares have been designated for Series A 12% Convertible Preferred Stock, 900,000 shares have been designated for Series B-1 Convertible Preferred Stock, 2,100,000 shares have been designated for Series B-2 Convertible Preferred Stock, 1,000 shares have been designated for Series C Super Dividend Convertible Preferred Stock, 2,508,000 shares have been designated for Series B-3 Convertible Preferred Stock, 12,748,500 have been designated as common stock and no shares remain undesignated.

At Market Issuances of Common Stock

On March 30, 2014, the Company entered into an At Market Issuance Sales Agreement (the “2014 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2014 At Market Agreement. In 2017 and 2016, the Company issued 1,496,797 and 329,234 shares of common stock for net proceeds of approximately $1,946,000 and $416,000, respectively, under the 2014 At Market Agreement.

On May 19, 2017, the Company entered into an At Market Issuance Sales Agreement (the “2017 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2017 At Market Agreement. During the year ended December 31, 2017, the Company issued 716,563 shares of common stock for net proceeds of approximately $1,437,000 under the 2017 At Market Agreement.

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

Other

In 2017, the Company entered an agreement with a vendor whereby the Company will issue common stock to the vendor in lieu of paying in cash in amount up to $100,000 for the year. Through December 31, 2017, the Company issued 18,667 shares of common stock and 1,867 warrants to purchase shares of common stock at $5.00 per share pursuant to this agreement and the value of such shares and warrants, totaling approximately $33,000, has been recorded as research and development expense.

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

There were no shares of Series A converted into shares of common stock in 2017 or 2016. Prior to 2016, a total of 360,000 shares of Series A had been converted into 60,888 shares of common stock.

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

Series C 6% Super Dividend Redeemable Convertible Preferred Stock

On December 29, 2010, the Company designated and authorized the sale and issuance of up to 1,000 shares of Series C Super Dividend Redeemable Convertible Preferred Stock (“Series C”) with a par value of $0.01 and a stated value equal to $10,000 (the “Stated Value”).

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

The terms of the Series C are as follows:

Conversion Rights. Each holder of Series C may convert all, but not less than all, of his Series C shares plus accrued and unpaid dividends into Common Stock at the price of $6.00 per share of Common Stock (“Conversion Price”), such that approximately 1,667 shares of Common Stock will be issued per each converted share of Series C (accrued and unpaid dividends will be issued as additional shares). At December 31, 2017 and 2016, the 176 outstanding shares of Series C were convertible into a total of approximately 293,340 shares of Common Stock.

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

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2017 and 2016. At December 31, 2017, the Series C redemption value was $8,036,000.

Voting Rights. The Series C shares have no voting rights.

6. Warrants

Warrant activity is summarized as follows:

Outstanding at December 31, 2015	8,908,586
Issued	4,579,710
Cancelled	—
Exercised	—

Outstanding at December 31, 2016	13,488,296

Issued	1,078,643
Cancelled	(1,337,161)
Exercised	—

Outstanding at December 31, 2017	13,229,778

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2017.

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
February 12, 2009 Series B-1 Transaction
$3.00 Investor Warrants — Class B	1,200,000	$3.00	February 12, 2009	February 12, 2019
May 13, 2009 Series B-2 Transaction
$3.00 Investor Warrants — Class B	600,000	$3.00	May 13, 2009	May 13, 2019
June 30, 2009 Series B-2 Transaction
$3.00 Investor Warrants — Class B	333,333	$3.00	June 30, 2009	June 30, 2019
August 12, 2009 Series B-2 Transaction
$3.00 Investor Warrants — Class B	200,000	$3.00	August 12, 2009	August 12, 2019
September 30, 2009 Series B-2 Transaction
$3.00 Investor Warrants — Class B	216,666	$3.00	September 30, 2009	September 30, 2019
November 4, 2009 Series B-2 Transaction
$3.00 Investor Warrants — Class B	206,666	$3.00	November 4, 2009	November 4, 2019
December 8, 2009 Series B-2 Transaction
$3.00 Investor Warrants — Class B	216,667	$3.00	December 8, 2009	December 8, 2019
January 29, 2010 Series B-2 Transaction
$3.00 Investor Warrants — Class B	216,667	$3.00	January 29, 2010	January 29, 2020
March 8, 2010 Series B-2 Transaction
$3.00 Investor Warrants — Class B	223,334	$3.00	March 8, 2010	March 8, 2020
April 30, 2010 Series B-2 Transaction
$3.00 Investor Warrants — Class B	206,667	$3.00	April 30, 2010	April 30, 2020
May 10, 2010 Series B-2 Transaction
$3.00 Investor Warrants — Class B	380,000	$3.00	May 10, 2010	May 10, 2020
November 25, 2015 Offering Warrants	3,571,425	$2.50	May 25, 2016	May 25, 2021
September 22, 2016 Series B-3 Transaction
$3.00 Investor Warrants	698,158	$3.00	September 22, 2016	September 22, 2023
September 29, 2016 Series B-3 Transaction
$3.00 Investor Warrants	846,100	$3.00	September 29, 2016	September 29, 2023
December 22, 2016 Private placement warrants	1,466,204	$5.00	December 22, 2016	December 23, 2023
December 23, 2016 Series B-3 Transaction
$3.00 Investor Warrants	924,780	$3.00	December 23, 2016	December 23, 2023
December 28, 2016 Private placement warrants	644,468	$5.00	December 28, 2016	December 28, 2023
February 27, 2017 Private placement warrants	76,776	$5.00	February 27, 2017	February 27, 2024
2017 Warrants issued for services	1,867	$5.00	Various dates in 2017	Various dates in 2024
December 19, 2017 Line of credit warrants	1,000,000	$5.00	December 19, 2017	December 19, 2024

Total outstanding warrants	13,229,778

Offering Warrants

On March 28, 2012, the Company sold and issued 1,333,361 Units (2,666,722 shares of common stock and related $5.63 warrants to purchase 1,333,361 shares of common stock) for gross proceeds of $12.0 million (net cash proceeds of $10,403,000 after the underwriting discount and offering costs). The warrants were valued at $4,445,000 as of the issuance date of March 28, 2012, using the closing price of $4.20, a life of

5 years, a volatility of 119% and a risk free interest rate of 1.05%. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” the Company has determined that warrants issued in connection with this financing transaction were not derivative liabilities and therefore, were recorded as additional paid-in capital. The remaining balance of 1,317,161 of these warrants expired on March 28, 2017.

7.	Stock-Based Compensation

Summary of Stock-Based Compensation Plans

At December 31, 2017, the Company has a stock-based compensation plan where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs. In February 2009, the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”) which originally provided for the issuance of up to 3,333,334, which was subsequently increased to 4,733,334 in May 2014 and to 5,733,334 in December 2017, shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2017, 464,134 shares were available for future grant under the 2009 Plan.

In addition, the Company has awarded 1,477,379 non-plan stock option grants to employees and non-employees. These non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plans. At December 31, 2017, 1,416,669 non-plan grants were outstanding.

Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock and common stock warrants:

	Year Ended December 31,
	2017	2016
Research and development	$521	$831
General and administrative	580	1,648

Total stock-based compensation expense	$1,101	$2,479

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2017	2016
Risk-free interest rate	2.05%	1.49%
Expected life of the options	5.5 years	6 years
Expected volatility of the underlying stock	103%	96%
Expected dividend rate	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 10 years, generally with 5 to 6 years representing the estimated life of options granted to employees. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. At December 31, 2017, the Company does not anticipate any option awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.

The following table summarizes the stock option activity in the stock based compensation plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	3,342,325	$5.70
Granted	1,434,750	0.97
Forfeited/Cancelled	(120,187)	3.41
Exercised	—	—

Outstanding, December 31, 2016	4,656,888	$4.30
Granted	498,375	2.39
Forfeited/Cancelled	—	—
Exercised	—	—

Outstanding, December 31, 2017	5,155,263	$4.11	6.23	$4,824

Exercisable, December 31, 2017	4,526,679	$4.37	5.77	$4,175

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2017, based on the closing price of the Company’s common stock of $3.34 on that date.

The weighted-average grant-date fair values of options granted during 2017 and 2016 were $1.88 and $0.97, respectively. As of December 31, 2017 and 2016, there were unvested options to purchase 628,584 and 1,272,650 shares of common stock, respectively. Total expected unrecognized compensation cost related to such unvested options is $1,036,000 at December 31, 2017, which is expected to be recognized over a weighted-average period of 0.94 years.

There were no options exercised during the years ended December 31, 2017 or 2016.

During the years ended December 31, 2017 and 2016, 1,142,441 and 963,126 options became vested, respectively. The total grant date fair value of options vested during the years ended December 31, 2017 and 2016 was $1,066,000 and $3,682,000, respectively.

The following table summarizes additional information regarding outstanding and exercisable options under our stock-based compensation plans at December 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Price (Range)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
		(in years)
$0.87 – 1.00	1,157,250	8.9	$0.88	1,157,250	$0.88
$1.37 – 1.83	341,668	7.2	1.45	266,522	1.48
$2.32 – 2.93	1,308,375	6.9	2.32	759,999	2.25
$3.45 – 3.97	364,517	6.8	3.50	359,455	3.50
$4.41 – 7.80	1,666,953	3.5	6.69	1,666,953	6.69
$13.38	316,500	6.0	13.38	316,500	13.38

	5,155,263	6.2	$4.11	4,526,679	$4.37

Restricted Stock Issuances

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

In December 2017, two directors elected to take restricted stock grants in lieu of cash retainers for 2018. A total of 37,657 shares of restricted stock valued at approximately $90,000 will be amortized to expense on a straight-line basis until December 14, 2018 when the stock vests in full.

8.	Line of Credit

On December 19, 2017, the Company entered into a $10 million Line of Credit arrangement with Richard E. Uihlein, a director and shareholder who has an approximate 7% ownership interest in the Company on a fully-diluted basis at December 31, 2017. Borrowings may be made by the Company through December 31, 2018. Borrowings bear interest at the Applicable Federal Rate for short term loans published by the Internal Revenue Service (1.51% on December 19, 2017). All borrowings and interest are due on December 31, 2019 but may be prepaid without penalty. In connection with the Line of Credit agreement, the Company issued to Mr. Uihlein warrants to purchase 1 million shares of the Company’s common stock for $5 per share. Half of the warrants vested at closing of the Line of Credit and the other half vest ratably with borrowings under the agreement. There were no borrowings under the Line of Credit during the year ended December 31, 2017.

The fair value of the 500,000 warrants vested at closing was $696,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 98%, risk free interest rate of 2.05% and zero dividends. The fair value of the vested warrants was recorded in other current assets and other assets (non-current) as a deferred financing cost and will be amortized on a straight-line basis from December 19, 2017 through December 31, 2019. Amortization for the year ended December 31, 2017 of $12,000 was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through December 31, 2019.

9.	Loss Per Share

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

	Year Ended December 31,
	(in thousands, except per share amounts)
	2017	2016
Net loss	$(16,235)	$(21,436)
Preferred stock dividends	(1,232)	(741)
Preferred stock accretion	—	(173)

Net loss applicable to common stockholders	$(17,467)	$(22,350)

Basic and diluted net loss per share	$(0.49)	$(0.76)
Shares used in computing basic and diluted net loss per share	35,521	29,216

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year Ended December 31,
	2017 (Shares)	2016 (Shares)
Warrants to purchase shares of common stock	13,229,778	13,488,296
Options to purchase shares of common stock	5,155,263	4,656,888
Shares of common stock issuable upon conversion preferred stock	4,312,282	4,312,282

	22,697,323	22,457,466

10.	Commitments and Contingencies

Lease Commitments

In September 2012, the Company entered into an operating lease for office space in Norcross, GA for a term of twenty-six months, beginning on October 1, 2012 and ending November 30, 2014 at a rate of approximately $3,000 per month. In June 2014, the Company signed an amendment to the lease extending the term through November 30, 2017 with a base monthly rental of approximately $3,300 through the extended term. The Company signed an additional amendment in 2017 to extend the term through December 31, 2018 with a base rental of approximately $4,000 per month. The original lease provided for free rent for the first two months of the lease and required a security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building.

Rent expense under this operating lease was $49,000 and $50,000 for the years ended December 31, 2017 and 2016, respectively. Future minimum payments under this lease as of December 31, 2017 are as follows (in thousands):

Year ended December 31,
2018	48

Total	$48

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

11.	Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH have a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC. The Company contributed $201,000, $659,000 and $687,000 for the LLC expenses in 2017, 2016 and 2015, respectively, and SBH contributed $73,000 and $50,000 in 2017 and 2016, respectively. As of December 31, 2017, the Company’s ownership percentage in the LLC was 79.6%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial. The Company’s portion of the LLC’s net loss for 2014, prior to the change in accounting discussed previously, was $400,000, which includes the Company’s proportionate share of the non-cash charge associated with the contributed IPR&D of $200,000.

12.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (2017 Tax Act) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate tax rate from 34% to 21%, for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for the implementation of a territorial tax system, a one-time transition tax on certain foreign earnings, the acceleration of depreciation for certain assets placed into service after September 27, 2017 and other prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

Pursuant to the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company has not finalized its accounting for the income tax effects of the 2017 Tax Act. This includes a provisional amount related to the re-measurement of deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally 21% plus the applicable state tax rate, with a corresponding change to the valuation allowance as of December 31, 2017. The impact of the 2017 Tax Act may differ from this estimate during the one-year measurement period due to, among other things, further refinement of the Company’s calculation, changes in interpretations and assumptions the Company has made, additional guidance that may be issued and actions the Company may take as a result of the 2017 Tax Act.

The components of the net deferred tax assets are as follows at December 31:

	2017	2016
	(in thousands)
Operating loss carryforwards	$34,173	$44,219
Tax credit carryforwards	1,195	1,195
Other temporary differences	4,064	5,707

	39,432	51,121
Less valuation allowance	(39,432)	(51,121)

Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2017		2016
Tax benefit at U.S. statutory rates	(34%	)	(34%	)
State tax benefit	(3.8%	)	(3.7%	)
Permanent differences	1.7%		2.3%
Impact of the 2017 Tax Act	113.1%		—
Other	(4.9%	)	—
Expiring state NOL’s	—		1.6%
Changes in valuation allowance	(72.1%	)	33.8%

	0%		0%

As of December 31, 2017, the Company has federal and state net operating loss carryforwards totaling $136,202,000 and $94,255,000 respectively, which expire through 2036. The net operating losses include Federal and State excess benefits related to stock options of $1,414,000 that will be charged to additional paid-in capital when utilized. In addition, the Company has federal and state research and development credits of $998,000 and $196,000, respectively, which expire through 2034. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Past and subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2017 and 2016, the Company does not have any significant uncertain tax positions.