Form 10-Q
period 2018-03-31
GALECTIN THERAPEUTICS INC
filed 2018-05-11
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of May 8, 2018 was 37,740,647.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2018	December 31, 2017
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,988	$3,053
Prepaid expenses and other current assets	685	766

Total current assets	4,673	3,819

Other	258	342

Total assets	$4,931	$4,161

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,151	$608
Accrued expenses	1,132	2,292
Accrued dividends payable	—	68

Total current liabilities	2,283	2,968

Total liabilities	2,283	2,968

Commitments and contingencies (Note 9)
Series C super dividend convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at March 31, 2018 and December 31, 2017, redemption value: $7,957,000, liquidation value: $1,760,000 at March 31, 2018	1,723	1,723
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at March 31, 2018 and December 31, 2017, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,377,500 issued and outstanding at March 31, 2018 and December 31, 2017, liquidation value $1,377,500 at March 31, 2018	557	557
Series B-1 12% convertible preferred stock; 900,000 shares authorized, issued and outstanding at March 31, 2018 and December 31, 2017, liquidation value $1,800,000 at March 31, 2018	1,761	1,761
Series B-2 12% convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at March 31, 2018 and December 31, 2017, liquidation value $4,200,000 at March 31, 2018	3,697	3,697
Series B-3 8% convertible preferred stock; 2,508,000 shares authorized, 2,508,000 issued and outstanding at March 31, 2018 and December 31, 2017, liquidation value $2,508,000 at March 31, 2018	1,224	1,224
Common stock, $0.001 par value; 50,000,000 shares authorized at March 31, 2018 and December 31, 2017, 37,645,971 and 35,789,388 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	38	36
Additional paid-in capital	179,359	173,363
Retained deficit	(185,711)	(181,168)

Total stockholders’ equity(deficit)	925	(530)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity(deficit)	$4,931	$4,161

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Operating expenses:
Research and development	$2,298	$3,772
General and administrative	1,880	1,174

Total operating expenses	4,178	4,946

Total operating loss	(4,178)	(4,946)

Other income (expense):
Interest income	4	9
Interest expense	(84)	—

Total other income (expense)	(80)	9

Net loss	$(4,258)	$(4,937)

Preferred stock dividends	(285)	(272)

Net loss applicable to common stockholders	$(4,543)	$(5,209)

Net loss per common share — basic and diluted	$(0.12)	$(0.15)
Weighted average common shares outstanding — basic and diluted	37,284	33,928

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,258)	$(4,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	1
Stock-based compensation expense	1,187	330
Issuance of common stock for services	7	14
Non-cash interest expense	84	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	81	79
Accounts payable and accrued expenses	(617)	650

Net cash used in operating activities	(3,516)	(3,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	4,451	2,145

Net cash provided by financing activities	4,451	2,145

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	935	(1,718)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,053	15,362

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,988	$13,644

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$353	$339

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2018 and the results of its operations for the three months ended March 31, 2018 and 2017 and its cash flows for the three months ended March 31, 2018 and 2017. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2017 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2017.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2018, the Company had $4.0 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, including availability of the line of credit (discussed in Note 3 below), to fund currently planned operations at least through March 31, 2019. The Company’s ability to fund operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying the Company’s current operating plan, the financial statements do not currently include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Legal and accounting fees	$51	$74
Accrued compensation	314	790
Accrued research and development costs and other	767	1,428

Total	$1,132	$2,292

3. Line of Credit

On December 19, 2017, the Company entered into a $10 million Line of Credit arrangement with Richard E. Uihlein, a director and shareholder who has an approximate 7% ownership interest in the Company on a fully-diluted basis at December 31, 2017. Borrowings may be made by the Company through December 31, 2018. Borrowings bear interest at the Applicable Federal Rate for short term loans published by the Internal Revenue Service (1.51% on December 19, 2017). All borrowings and interest are due on December 31, 2019 but may be prepaid without penalty. In connection with the Line of Credit agreement, the Company issued to Mr. Uihlein warrants to purchase 1 million shares of the Company’s common stock for $5 per share. Half of the warrants vested at closing of the Line of Credit and the other half vest ratably with borrowings under the agreement. There have been no borrowings under the Line of Credit through March 31, 2018.

The fair value of the 500,000 warrants vested at closing was $696,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 98%, risk free interest rate of 2.05% and zero dividends. The fair value of the vested warrants was recorded in other current assets and other assets (non-current) as a deferred financing cost and will be amortized on a straight-line basis from December 19, 2017 through December 31, 2019. Amortization for the three months ended March 31, 2018 of $84,000 was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through December 31, 2019.

4. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended March 31,
	2018	2017
Research and development	$534	$166
General and administrative	653	164

Total stock-based compensation expense	$1,187	$330

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2017 through March 31, 2018:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2017	5,155,263	$4.11
Granted	460,000	5.87
Exercised	—	—
Options forfeited/cancelled	—	—

Outstanding, March 31, 2018	5,615,263	$4.26

As of March 31, 2018, there was $1,972,000 of unrecognized compensation related to 951,181 unvested options, which is expected to be recognized over a weighted–average period of approximately 0.75 years. The weighted-average grant date fair value for options granted during the three months ended March 31, 2018 was $4.57. The Company granted 460,000 stock options during the three months ended March 31, 2018, of which 115,000 options vested upon grant with the remaining 345,000 options vesting over the remainder of 2018. Approximately $526,000 of non-cash, stock-based compensation expense was recorded during the three months ended March 31, 2018 related to the options granted during the quarter that vested upon the grant date.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.18%	—
Expected life of the options	5 years	—
Expected volatility of the underlying stock	103%	—
Expected dividend rate	0%	—

5. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2017 through March 31, 2018:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2017	13,229,778	$3.35
Granted	163	5.23
Exercised	(1,780,478)	2.50
Forfeited/cancelled	—	—

Outstanding, March 31, 2018	11,449,463	$3.48

6. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 or level 3 assets or liabilities at March 31, 2018 or December 31, 2017.

7. Loss Per Share

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	March 31, 2018 (shares)	March 31, 2017 (shares)
Warrants to purchase shares of common stock	11,449,463	12,249,016
Options to purchase shares of common stock	5,615,263	4,656,888
Shares of common stock issuable upon conversion of preferred stock	4,312,282	4,312,282

	21,377,008	21,218,186

8. Common Stock

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

2017 At Market Issuance of Common Stock

On May 19, 2017, the Company entered into an At Market Issuance Sales Agreement (the “2017 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2017 At Market Agreement. During the three months ended March 31, 2018, there were no issuances of common stock under the 2017 At Market Agreement.

2017 Private Placement

On February 28, 2017, the Company closed a transaction with five individual investors through a private placement of common stock and warrants. In total, the Company issued 102,368 shares of common stock for proceeds of $200,000. The Company also issued, to the five investors, warrants to purchase 76,776 shares of common stock at $5.00 per share. The warrants have an expiration date of February 28, 2024. The exercise price of each warrant is adjustable in the event of a stock split or stock combination, capital reorganization, merger or similar event. The warrants were valued at approximately $101,000 as of the date of issuance, using the closing price of $1.86, a life of 7 years, a volatility of 97% and a risk free interest rate of 1.92%. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” the Company has determined that warrants issued in connection with this financing transaction were not derivative liabilities and therefore, were recorded as additional paid-in capital.

Other

In 2018, the Company entered an agreement with a vendor whereby the Company will issue common stock to vendor in lieu of paying in cash in amount up to $100,000 for the year. For the three months ended March 31, 2018, the Company has issued 1,629 shares of common stock and 163 warrants to purchase shares of common stock pursuant to this agreement and the value of such shares has been recorded as research and development expense.

For the three months ended March 31, 2018, the Company has issued a total of 74,476 shares of common stock for dividends on Series A, Series B and Series C Preferred Stock.

9. Commitments and Contingencies

Shareholder Class Actions and Derivative Lawsuits

As previously reported, during August 2014, persons claiming to be Galectin shareholders filed putative shareholder derivative complaints seeking recovery on behalf of the Company against certain of the Company’s directors and officers in the United States District Court for the District of Nevada (the “Federal Action”) and in in state court in Las Vegas, Nevada (the “State Action” and, together with the Federal Action, the “Derivative Actions”). The complaints in the Derivative Actions alleged that certain current and former Galectin directors and/or officers breached fiduciary duties to the Company, committed waste of corporate assets, and/or were unjustly enriched. The complaint in the Federal Action also alleged claims under the federal securities laws. The Federal Action was dismissed with prejudice by order and judgment dated December 30, 2015. Although the plaintiffs in the Federal Action filed a notice of appeal, that appeal was subsequently dismissed. The State Action was dismissed with prejudice by order docketed on June 21, 2016. The dismissal of the State Action with prejudice was affirmed on appeal by the Nevada Supreme Court by opinion entered on April 5, 2018.

As also previously reported, in September 2016, the Board received a demand letter from one of the plaintiffs in the Federal Action requesting, among other things, that the Board investigate the conduct alleged in the complaint in the Federal Action and implement certain remedial measures purportedly designed to address the alleged conduct. Now that all of the shareholder litigation to which the subject matter of the demand letter relates has been resolved, the Board expects to complete its evaluation of the demand letter.

Other Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. There are no other significant pending legal proceedings except as noted above.

10. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Since then, the Company has contributed a total of $1,663,000, including $23,000 for the three months ended March 31, 2018, for expenses of the LLC. Since the end of 2014, SBH has contributed $123,000 for expenses in the LLC. As of March 31, 2018, the Company’s ownership percentage in the LLC was 79.8%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

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

The NASH FX trial was designed for patients with advanced fibrosis but not cirrhosis. The NASH FX trial top line data was reported in September 2016

The NASH CX trial, was designed for patients with well compensated cirrhosis. The NASH CX trial top line data was reported in December 2017 and additional results derived from the study were presented subsequently.

Indication	Drug	Status
Lung Fibrosis	GR-MD-02	In pre-clinical development
Kidney Fibrosis	GR-MD-02	In pre-clinical development
Cardiac and Vascular Fibrosis	GR-MD-02	In pre-clinical development
	GM-CT-01	Not in active development
Cancer Immunotherapy
Melanoma, Head, Neck Squamous Cell Carcinoma (HNSCC)	GR-MD-02	Investigator IND submitted in December 2013. Phase 1B study in process. A second Phase 1B study began in Q-1 2016. Investigator IND for that study submitted in September 2015. Early data was reported in February 2017 and studies with the 3rd cohort are ongoing.
Psoriasis
Moderate to Severe Plaque Psoriasis Severe Atopic Dermatitis	GR-MD-02	IND submitted March 2015. A phase 2a trial in moderate to severe plaque psoriasis patients began in January 2016. Interim data on the first four patients were positive and were reported in May 2016. Further positive data was reported in September 2016. Investigator initiated IND submitted for treatment of three patients with severe atopic dermatitis, with positive preliminary data presented in February 2017.

Fibrosis. GR-MD-02 is our lead product candidate for treatment of fibrotic disease. Our preclinical data show that GR-MD-02 has a significant therapeutic effect on liver fibrosis as shown in several relevant animal models. In addition, in NASH animal models, GR-MD-02 has been shown to reduce liver fat, inflammation, and ballooning degeneration or death of liver cells. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with non-alcoholic steatohepatitis (NASH, or fatty liver disease). In January 2013, an Investigational New Drug (“IND”) was submitted to the U.S. Food and Drug Administration (“FDA”) with the goal of initiating a Phase 1 study in patients with NASH and advanced liver fibrosis to evaluate the human safety of GR-MD-02 and pharmacodynamics biomarkers of disease. On March 1, 2013, the FDA indicated we could proceed with a US Phase 1 clinical trial for GR-MD-02 with a development program aimed at obtaining support for a proposed indication of GR-MD-02 for treatment of NASH with advanced fibrosis. The Phase 1 trial was completed and demonstrated that GR-MD-02 up to 8 mg/kg, i.v. was safe and well tolerated. The human pharmacokinetic data defined a drug dose for use in the planned Phase 2 trials based on extrapolation from efficacy data in NASH animal models of liver fibrosis and/or cirrhosis. Additionally, there was evidence of a pharmacodynamic effect of GR-MD-02 at the 8 mg/kg dose with a decrease in alpha 2 macroglobulin, a serum marker of fibrotic activity, and a reduction in liver stiffness as determined by FibroScan®. An “End of Phase 1 Meeting” was held with FDA which, amongst other items, provided guidance on the primary endpoint for the Phase 2 clinical trial, the NASH-CX trial.

Additionally, an open label drug-drug interaction study was completed in healthy volunteers during the second quarter of 2015 with GR-MD-02, and it showed that with 8 mg/kg dose of GR-MD-02 and 2 mg/kg dose of midazolam there was no drug-drug interaction and no serious adverse events or drug-related adverse events were observed. This study was required by the FDA, and the primary objective was to determine if single or multiple intravenous (IV) doses of GR-MD-02 affect the pharmacokinetics (PK) of midazolam. The secondary objective was to assess the safety and tolerability of GR-MD-02 when administered concomitantly with midazolam. The lack of a drug interaction in this study enabled the Company to expand the number of patients eligible for its Phase 2 clinical trial. In addition, should GR-MD-02 be approved for marketing, the success of this study supports a broader patient population for the drug label.

Our Phase 2 program in fibrotic disease consists of two separate human clinical trials. The primary clinical trial is the Phase 2b NASH-CX study for one year for patients with NASH with well compensated cirrhosis, which began enrolling in June, 2015. This study is the primary focus of our program and is a randomized, placebo-controlled, double-blind, parallel-group Phase 2b trial to evaluate the safety and efficacy of GR-MD-02 for treatment of liver fibrosis and resultant portal hypertension in NASH patients with well compensated cirrhosis. A smaller, exploratory NASH-FX trial was conducted to explore potential use of various non-invasive imaging techniques in NASH patients with advanced fibrosis but not cirrhosis.

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

Additional ad hoc analysis examining the pK-PD correlation between human data and the mouse NASH model showed that the apparent lack of a dose response in the 8 mg/Kg dose group (GR8) may be due to fact that a large number of patients in the GR8 group had very high levels of GR-MD-02. When the GR8 group patients were divided into groups with serum drug levels greater than 12,000 ug*hr/mL and those below 12,000 ug*hr/mL, there was a statistically significant difference in the change in HVPG in the GR8 group with lower serum levels of GR-MD-02 of approximately -8%. Thus, the apparent less pronounced effects of GR8 may be explained, at least in part, by the variable pharmacokinetics observed in the patients which received GR8. This mirrors the effects seen in the NASH mouse model experiments in which the anti-inflammatory effects of GR-MD-02 were significantly reduced at doses between 60 mg/Kg and 120 mg/Kg.

In terms of cirrhosis complications over the 54-week treatment period, in patients without varices there were statistically significantly fewer new varices that developed in the treatment groups vs placebo. We believe this may represent a useful measure of clinical outcome.

The major conclusions, to date from the NASH-CX trial results are that: i) GR-MD-02 had a statistically significant and clinically meaningful effect in improving HVPG vs placebo in patients with NASH cirrhosis who did not have esophageal varices at baseline; this effect was seen regardless of the patient’s baseline portal hypertension. Furthermore, we believe that patients with esophageal varices may have masked benefits in the total patient population; ii) there was an important drug effect of GR-MD-02 in the total patient population on liver biopsy with a statistically significant improvement in hepatocyte ballooning (ie cell death); (iii) there was a statistically significant reduction (p=0.02) in the development of new esophageal varices in drug-treated patients compared to placebo; we believe that this is a clinically relevant endpoint related to patient outcomes; (iv) while there was a drug effect in both the 2 mg/kg and 8 mg/kg dosage groups on liver biopsy and in the mild portal hypertension group, there was a consistently greater and statistically significant effect of the 2 mg/kg dose of GR-MD-02; (v) the apparent lack of a dose response in the GR8 group may be explained by variable pharmacokinetics in the high dose group, and this suggests use of an additional and intermediate dose between 2 and 8 mg/Kg in subsequent trials; (vi) GR-MD-02 appears to be safe and well tolerated in this one year clinical trial; and (vii) we believe this is the first large, randomized clinical trial of any drug to demonstrate a clinically meaningful improvement in portal hypertension or liver biopsy in patients with compensated NASH cirrhosis without esophageal varices.

We are planning to meet with the FDA in May of 2018 to discuss the results of the NASH-CX trial and plans for a phase 3 program. Further information and details on the NASH-CX results summarized above is available in public presentations posted to our website and filed with the SEC.

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

Data on this combination immunotherapy program was presented on February 7, 2017 at the 9th GTCBio Immunotherapeutics & Immunomonitoring Conference in San Diego, CA by Dr. William L. Redmond, Providence Cancer Center. Preclinical results in mouse models of multiple types of cancers showed important anti-tumor and increased survival effects of combining GR-MD-02 with different types of immune modulators, providing a case for progressing studies into human patients with cancer. Seven patients were treated in the GR-MD-02 in combination with Yervoy trial, with no safety concerns in these low dose cohorts. Due to changes in the standard of care for metastatic melanoma (i.e., approval of anti-PD-1), recruitment has been slowed significantly in this trial. Promising results were reported in the Phase 1b trial combining GR-MD-02 with pembrolizumab (KEYTRUDA). Cohort 1 was completed (n=6, 5 with melanoma, one head and neck) with one partial response and one mixed response in 5 melanoma patients. There was a rapid and marked tumor response after 3 doses of combined GR-MD-02 and pembrolizumab in the one partial response patient who had failed high-dose IL-2 and oncolytic virus + ipilimumab. The study is ongoing and progression to further development will be based on response rate as compared to historical response rates to pembrolizumab alone. Results from third cohort of patients is expected in Summer, 2018.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Research and Development Expense.

	Three Months Ended March 31,		2018 as Compared to 2017 Three Months
	2018	2017	$ Change	% Change
	(In thousands, except %)
Research and development	$2,298	$3,772	$(1,474)	(39)%

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

Our research and development expenses were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Direct external expenses:
Clinical activities	$1,287	$3,162
Pre-clinical activities	66	32
All other research and development expenses	945	578

	$2,298	$3,772

Clinical programs expenses decreased primarily due to costs related to our Phase 2 clinical trials winding down during the three months ended March 31, 2018 as compared to the same period in 2017. Other research and development expense increased primarily due to an increase in non-cash stock-based compensation expense of approximately $368,000.

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

General and Administrative Expense.

	Three Months Ended March 31,		2018 as Compared to 2017 Three Months
	2018	2017	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,880	$1,174	$706	60%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase in general and administrative expenses for the three-months ended March 31, 2018 as compared to the same period in 2017 is due to an increase non-cash, stock-based compensation expense of $489,000 and as increase in business development/investor relations expenses of approximately $131,000.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2018, we raised a net total of $136.5 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At March 31, 2018, the Company had $4.0 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through March 31, 2019. Our ability to fund operations after our current cash resources are exhausted depends on our ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operations decreased by $347,000 to $3,516,000 for the three months ended March 31, 2018, as compared to $3,863,000 for the three months ended March 31, 2017. Cash operating expenses decreased principally due to the winding down of Phase 2 research and development activities related to our clinical trial activity with GR-MD-02.

Net cash provided by financing activities the three months ended March 31, 2018, of $4,451,000 represents proceeds from the exercise of common stock warrants. Net cash provided by financing activities the three months ended March 31, 2017, of $2,145,000 represents net proceeds from the sale of common stock and warrants.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our 2017 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level. During the quarter ended March 31, 2018, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None except as discussed in Note 9 to our condensed consolidated financial statements included in this report.

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially impact our business, financial condition or future results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2018.

GALECTIN THERAPEUTICS INC.
By:	/s/ Peter G. Traber
Name:	Peter G. Traber, M.D.
Title:	Chief Executive Officer and President (principal executive officer)
/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)