Form 10-K/A
period 2017-12-31
GALECTIN THERAPEUTICS INC
filed 2018-09-28
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Report”) filed by Galectin Therapeutics, Inc. with the Securities and Exchange Commission on March 29, 2018. This Amendment is being filed solely to re-file Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications included under Item 6 of Part II of the Original Report.

Except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report, which continues to speak as of the date of the Original Report.

Item 15.	Exhibits and Financial Statement Schedules.

(3)	Exhibits

The following exhibits are filed as part of this Amendment.

Exhibit Number	Description of Document	Note Reference

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2018.

GALECTIN THERAPEUTICS INC.

By:	/s/ Harold H. Shlevin, Ph.D.
Name:	Harold H. Shlevin, Ph.D.
Title:	Chief Executive Officer and President (principal executive officer)

/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)

4