Form 10-Q/A
period 2018-03-31
GALECTIN THERAPEUTICS INC
filed 2018-09-28
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “Original Report”) filed by Galectin Therapeutics, Inc. with the Securities and Exchange Commission on May 11, 2018. This Amendment is being filed solely to re-file Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications included under Item 6 of Part II of the Original Report.

Except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report, which continues to speak as of the date of the Original Report.

PART II — OTHER INFORMATION

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