Form 10-Q
period 2018-09-30
GALECTIN THERAPEUTICS INC
filed 2018-11-13
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2018 was 41,136,738.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2018	December 31, 2017
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,136	$3,053
Prepaid expenses and other current assets	394	766

Total current assets	10,530	3,819

Other	86	342

Total assets	$10,616	$4,161

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$171	$608
Accrued expenses	1,475	2,292
Accrued dividends payable	—	68

Total current liabilities	1,646	2,968

Total liabilities	1,646	2,968

Commitments and contingencies (Note 9)
Series C super dividend convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at September 30, 2018 and December 31, 2017, redemption value: $7,956,000, liquidation value: $1,760,000 at September 30, 2018	1,723	1,723
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at September 30, 2018 and December 31, 2017, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,352,500 and 1,377,500 issued and outstanding at September 30, 2018 and December 31, 2017, respectively, liquidation value $1,352,500 at September 30, 2018	547	557
Series B-1 12% convertible preferred stock; 900,000 shares authorized, issued and outstanding at September 30, 2018 and December 31, 2017, liquidation value $1,800,000 at September 30, 2018	1,761	1,761
Series B-2 12% convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at September 30, 2018 and December 31, 2017, liquidation value $4,200,000 at September 30, 2018	3,697	3,697
Series B-3 8% convertible preferred stock; 2,508,000 shares authorized, 2,508,000 issued and outstanding at September 30, 2018 and December 31, 2017, liquidation value $2,508,000 at September 30, 2018	1,224	1,224
Common stock, $0.001 par value; 100,000,000 and 50,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively, 41,136,738 and 35,789,388 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	41	36
Additional paid-in capital	192,843	173,363
Retained deficit	(192,866)	(181,168)

Total stockholders’ equity (deficit)	7,247	(530)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity(deficit)	$10,616	$4,161

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
Operating expenses:
Research and development	$1,505	$3,503	$5,279	$10,719
General and administrative	1,175	911	5,338	3,155

Total operating expenses	2,680	4,414	10,617	13,874

Total operating loss	(2,680)	(4,414)	(10,617)	(13,874)

Other income (expense):
Interest income	15	6	23	21
Interest expense	(87)		(256)

Total other income (expense)	(72)	6	(233)	21

Net loss	$(2,752)	$(4,408)	$(10,850)	$(13,853)

Preferred stock dividends	(294)	(254)	(848)	(827)

Net loss applicable to common stockholders	$(3,046)	$(4,662)	$(11,698)	$(14,680)

Net loss per common share — basic and diluted	$(0.07)	$(0.13)	$(0.30)	$(0.42)
Weighted average common shares outstanding — basic and diluted	40,921	35,165	38,822	34,600

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,850)	$(13,853)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	—	1
Stock-based compensation expense	3,293	829
Issuance of common stock for services	11	27
Non-cash interest expense	256	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	372	379
Accounts payable and accrued expenses	(1,254)	629

Net cash flows from operating activities	(8,172)	(11,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	15,255	3,584

Net cash flows from financing activities	15,255	3,584

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	7,083	(8,404)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,053	15,362

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,136	$6,958

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$915	$894

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 2018 and the results of its operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2017 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2017.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2018, the Company had $10.1 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, including availability of the line of credit (discussed in Note 3 below), to fund currently planned operations at least through September 30, 2019. The Company’s ability to fund operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying the Company’s current operating plan, the financial statements do not currently include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Legal and accounting fees	$91	$74
Accrued compensation	1,005	790
Accrued research and development costs and other	379	1,428

Total	$1,475	$2,292

3. Line of Credit

On December 19, 2017, the Company entered into a $10 million Line of Credit arrangement with Richard E. Uihlein, a director and shareholder who has an approximate 7% ownership interest in the Company on a fully-diluted basis at December 31, 2017. Borrowings may be made by the Company through December 31, 2018. Borrowings bear interest at the Applicable Federal Rate for short term loans published by the Internal Revenue Service (1.51% on December 19, 2017). All borrowings and interest are due on December 31, 2019 but may be prepaid without penalty. In connection with the Line of Credit agreement, the Company issued to Mr. Uihlein warrants to purchase 1 million shares of the Company’s common stock for $5 per share. Half of the warrants vested at closing of the Line of Credit and the other half vest ratably with borrowings under the agreement. There have been no borrowings under the Line of Credit through September 30, 2018.

The fair value of the 500,000 warrants vested at closing was $696,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 98%, risk free interest rate of 2.05% and zero dividends. The fair value of the vested warrants was recorded in other current assets and other assets (non-current) as a deferred financing cost and will be amortized on a straight-line basis from December 19, 2017 through December 31, 2019. Amortization for the three and nine months ended September 30, 2018 of $87,000 and $256,000, respectively, was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through December 31, 2019.

4. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$252	$109	$1,413	$407
General and administrative	411	121	1,880	422

Total stock-based compensation expense	$663	$230	$3,293	$829

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2017 through September 30, 2018:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2017	5,155,263	$4.11
Granted	1,011,875	5.02
Exercised	(2,193,366)	1.99
Options forfeited/cancelled	(209,124)	4.74

Outstanding, September 30, 2018	3,764,648	$5.55

As of September 30, 2018, there was $1,166,000 of unrecognized compensation related to 846,893 unvested options, which is expected to be recognized over a weighted–average period of approximately 0.25 years. The weighted-average grant date fair value for options granted during the nine months ended September 30, 2018 was $3.98. The Company granted 460,000 stock options in January 2018, of which 115,000 options vested upon grant with the remaining 345,000 options vesting over the remainder of 2018. Approximately $526,000 of non-cash, stock-based compensation expense was recorded during the three months ended March 31, 2018 related to the options granted in January 2018 that vested upon the grant date. Additionally, Company granted 506,875 stock options during May 2018, of which 115,000 options vested upon grant with the remaining 391,875 options vesting over the remainder of 2018. Approximately $433,000 of non-cash, stock-based compensation expense was recorded during the three months ended June 30, 2018 related to the options granted in May 2018 that vested upon the grant date.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Risk-free interest rate	2.47%	—
Expected life of the options	5.7 years	—
Expected volatility of the underlying stock	104%	—
Expected dividend rate	0%	—

5. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2017 through September 30, 2018:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2017	13,229,778	$3.35
Granted	290	5.15
Exercised	(2,533,042)	2.50
Forfeited/cancelled	—	—

Outstanding, September 30, 2018	10,697,026	$3.54

6. Fair Value of Financial Instruments

At times, the Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 or level 3 assets or liabilities at September 30, 2018 or December 31, 2017.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	September 30, 2018 (shares)	September 30, 2017 (shares)
Warrants to purchase shares of common stock	10,697,026	12,249,590
Options to purchase shares of common stock	3,764,648	4,656,888
Shares of common stock issuable upon conversion of preferred stock	4,308,115	4,312,282

	18,769,789	21,218,760

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

2017 At Market Issuance of Common Stock

On May 19, 2017, the Company entered into an At Market Issuance Sales Agreement (the “2017 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2017 At Market Agreement. During June 2018, the Company issued 618,614 shares of common stock for net proceeds of approximately $5,241,000 under the 2017 At Market Agreement. In July 2018, the Company issued 51,100 shares of common stock for net proceeds of approximately $362,000 under the 2017 At Market Agreement.

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

Other

In 2018, the Company entered an agreement with a vendor whereby the Company will issue common stock to vendor in lieu of paying in cash in amount up to $100,000 for the year. For the nine months ended September 30, 2018, the Company has issued 2,883 shares of common stock and 290 warrants to purchase shares of common stock pursuant to this agreement and the value of such shares has been recorded as research and development expense.

For the nine months ended September 30, 2018, the Company has issued a total of 166,072 shares of common stock for dividends on Series A, Series B and Series C Preferred Stock.

9. Commitments and Contingencies

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable, and the related damages are estimable. There are no other significant pending legal proceedings.

10. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Since then, the Company has contributed a total of $1,756,000, including $34,000 for the three months ended September 30, 2018, for expenses of the LLC. Since the end of 2014, SBH has contributed $123,000 for expenses in the LLC. As of September 30, 2018, the Company’s ownership percentage in the LLC was 80.5%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through at least September 30, 2019; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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

Our lead galectin-3 inhibitor is GR-MD-02, which has been demonstrated in preclinical models to reverse liver fibrosis and cirrhosis. GR-MD-02 has the potential to treat many diseases due to galectin-3’s involvement in multiple key biological pathways such as immune cell function and immunity, cell differentiation, cell growth, and apoptosis (cell death). Galectin Therapeutics Inc. is using this inhibitor to treat advanced liver fibrosis and liver cirrhosis in NASH (non-alcoholic steatohepatitis) patients. We have completed two Phase 1 clinical studies, a Phase 2 clinical study in NASH patients with advanced fibrosis (NASH-FX) and a second Phase 2B clinical trial in NASH patients with well compensated cirrhosis. We announced, in December 2017, top line results from our Phase 2b study in NASH patients with cirrhosis (NASH-CX). NASH cirrhosis is a progressive disease, currently not treatable and ultimately may result in liver failure that has poor prognosis and no effective, approved medical therapies other than liver transplant. Galectin-3 expression is highly increased in the liver of patients with liver fibrosis and liver cirrhosis. We believe that our galectin-3 inhibitor, by reducing galectin-3 at the cellular level, ultimately showing a strong anti-fibrotic potential may provide a novel treatment for various forms of liver fibrosis.

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

Lung Fibrosis	GR-MD-02	In pre-clinical development
Kidney Fibrosis	GR-MD-02	In pre-clinical development
Cardiac and Vascular Fibrosis	GR-MD-02	In pre-clinical development
	GM-CT-01	Not in active development
Cancer Immunotherapy
Melanoma, Head, Neck Squamous Cell Carcinoma (HNSCC)	GR-MD-02	Investigator IND submitted in December 2013. Phase 1B study in process. A second Phase 1B study began in Q-1 2016. Investigator IND for that study submitted in September 2015. Early data was reported in February 2017 and data from the 3rd cohort was reported in September 2018. The trial is being expanded to include additional patients at 4 mg/kg.
Psoriasis
Moderate to Severe Plaque Psoriasis Severe Atopic Dermatitis	GR-MD-02	IND submitted March 2015. A phase 2a trial in moderate to severe plaque psoriasis patients began in January 2016. Interim data on the first four patients were positive and were reported in May 2016. Further positive data was reported in September 2016. Investigator initiated IND submitted for treatment of three patients with severe atopic dermatitis, with positive preliminary data presented in February 2017.

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

The basis for advancing to Phase 3 is the positive effects of GR-MD-02 on HVPG and the possible prevention or postponement of development of esophageal varices observed in the post-hoc analysis of the Phase 2 NASH-CX trial, which we believe was the first large, randomized clinical trial of any drug to demonstrate a clinically meaningful improvement in these patients. The potential choice between two primary endpoints for Phase 3 trials provides enhanced flexibility in designing the strongest trial to replicate the efficacy demonstrated in the Phase 2 NASH-CX trial. However, there can be no assurance that a larger trial will replicate the results of the NASH-CX trial. The choice of which primary endpoint to use is a complex and important decision for the design of the Phase 3 trial and may require additional input from external advisors and the FDA. Additionally, the clinical trial design discussed with the FDA provides for interim analysis which may provide confirmation of Phase 2 results and enhanced confidence for the ultimate results of the Phase 3 trial.

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

Details of the Phase 3 clinical trial design, including projected timings and costs, will be announced once the planning phase has been completed. These planning activities, include amongst other items and activities, completion of a detailed final clinical trial protocol that the company believes meets regulatory expectations, and estimates for pricing and timing are derived from a Request for Proposal process involving Clinical Research Organizations. Various other activities, amongst others include, manufacturing of clinical supplies in support of a Phase 3 program and certain antecedent advanced reproductive toxicology studies as defined by FDA in accordance with guidelines of the International Committee on Harmonization, assessing the need for foreign regulatory filings to permit inclusion of additional clinical sites into the Phase 3 trial program to accelerate enrollment of patients and meet ICH expectations on minimum patient exposure requirements. Revised draft protocols have been developed and are currently being reviewed and commented on by our external experts prior to finalization. The focus and goal of the therapeutic program is to stop the progression of and reverse the fibrosis in the liver and, thereby improve liver function and prevent the development of complications of fibrosis/cirrhosis and liver-related mortality in patients. The results of the NASH-CX trial suggest that, subject to confirmation in additional or later stage clinical trials, this goal is achievable in a significant portion of the NASH cirrhosis patient population i.e. those NASH cirrhosis patients without esophageal varices.

Cancer Immunotherapy. We believe there is potential for galectin inhibition to play a key role in the burgeoning area of cancer immunotherapy. For example, there have been several recent approvals of drugs that enhance a patient’s immune system to fight cancer. It is our goal to use a galectin inhibitor to enhance the immune system function to fight cancer in a way that complements other approaches to this type of therapy. This hypothesis is supported by the fact that galectin-3 is expressed at high levels in multiple types of tumors, adds to the malignant nature of the tumors, and protects the tumors from immune system attack. Our drug candidates provide a promising new therapeutic approach to enhance the activity of the immune system against cancer cells. Preclinical studies have indicated that GR-MD-02 enhances the immune response to cancer cells, increased tumor shrinkage and enhanced survival in immune competent mice with prostate, breast, melanoma and sarcoma cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1, and with the immune cell activator anti-OX40. These preclinical data led to the filing of two Investigator-sponsored INDs and the initiation of studies of GR-MD-02 in combination with Yervoy® (ipilimumab) and KEYTRUDA (pembrolizumab) in Phase 1B studies of patients with metastatic melanoma. The KEYTRUDA trial has also been expanded to include patients with non-small cell lung cancer and head and neck squamous cell carcinoma. These studies are being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI) under an investigator-initiated IND.

Data on this combination immunotherapy program was presented on February 7, 2017 at the 9th GTCBio Immunotherapeutics & Immunomonitoring Conference in San Diego, CA by Dr. William L. Redmond, Providence Cancer Center. Preclinical results in mouse models of multiple types of cancers showed important anti-tumor and increased survival effects of combining GR-MD-02 with different types of immune modulators, providing a case for progressing studies into human patients with cancer. Seven patients were treated in the GR-MD-02 in combination with Yervoy trial, with no safety concerns in these low dose cohorts. Due to changes in the standard of care for metastatic melanoma (i.e., approval of anti-PD-1), recruitment has been slowed significantly in this trial. Promising preliminary results were reported in a recent press release dated September 20, 2018, in the Phase 1b trial combining GR-MD-02 with pembrolizumab (KEYTRUDA). Fourteen advanced melanoma patients across three dose cohorts now have Objective Response Rate (ORR) and Disease Control Rate (DCR) data. Six patients in cohort 3 (8 mg/kg GR-MD-02) have now been added to the three patients in cohort 2 (4 mg/kg GR-MD-02) and the five patients in cohort 1 (2 mg/kg GR-MD-02). Cohorts 1 and 3 each had two patients with an objective response. All three patients in cohort 2 had an objective response. Across all three cohorts of advanced melanoma patients, the objective response rate was 50% (7 of 14 patients) and the disease control rate was 64% (9 out of 14 patients). A significant decrease in the frequency of suppressive myeloid-derived suppressor cells following treatment in the responding patients (on day 85 post-treatment) was observed. In addition to the 14 patients with advanced melanoma, six patients with head and neck cancer were enrolled in this trial with a 33% objective response rate and a 67% disease control rate. The investigators, as more fully described in the press release, felt there was strong and compelling rationale to move forward with expanding the 4 mg/kg cohort to include additional advanced melanoma patients and additional head and neck cancer patients. The investigators, under their IND, are currently preparing necessary protocol amendments for IRB submission to allow the expansion of the trial.

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

Results of Operations

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Research and Development Expense.

	Three Months Ended		Nine Months Ended		2018 as Compared to 2017
	September 30,		September 30,		Three Months		Nine Months
	2018	2017	2018	2017	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$1,505	$3,503	$5,279	$10,719	$(1,998)	(57%)	$(5,440)	(51%)

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

Our research and development expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Direct external expenses:
Clinical programs	$539	$2,945	$2,155	$8,973
Pre-clinical activities	52	39	169	105
All other research and development expenses	914	519	2,955	1,641

	$1,505	$3,503	$5,279	$10,719

Clinical programs expenses decreased primarily due to costs related to our Phase 2 clinical trials winding down late in 2017. Other research and development expense increased primarily due to increases in non-cash stock-based compensation expense of approximately $143,000 and $1,006,000 in the three and nine months ended September 30, 2018 compared to the same periods in 2017.

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

General and Administrative Expense.

					2018 as Compared to 2017
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months		Nine Months
	2018	2017	2018	2017	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,175	$911	$5,338	$3,155	$264	29%	$2,183	69%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase in general and administrative expenses for the three-months ended September 30, 2018 as compared to the same period in 2017 is due to an increase non-cash, stock-based compensation expense of $290,000. The primary reasons for the increase in general and administrative expenses for the nine-months ended September 30, 2018 as compared to the same period in 2017 is due to an increase non-cash, stock-based compensation expense of $1,458,000 and an increase in business development/investor relations expenses of approximately $407,000.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of September 30, 2018, we raised a net total of $147.3 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At September 30, 2018, the Company had $10.1 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through September 30, 2019. Our ability to fund operations after our current cash resources are exhausted depends on our ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operations decreased by $3,816,000 to $8,172,000 for the nine months ended September 30, 2018, as compared to $11,988,000 for the nine months ended September 30, 2017. Cash operating expenses decreased principally due to the winding down of Phase 2 research and development activities related to our clinical trial activity with GR-MD-02.

Net cash provided by financing activities for the nine months ended September 30, 2018, of $15,255,000 represents proceeds from the exercise of common stock warrants and options and sale of common stock. Net cash provided by financing activities for the nine months ended September 30, 2017, of $3,584,000 represents net proceeds from the sale of common stock and warrants.

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

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level. During the quarter ended September 30, 2018, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2018.

GALECTIN THERAPEUTICS INC.

By:	/s/ Harold H. Shlevin, Ph.D.
Name:	Harold H. Shlevin, Ph. D
Title:	Chief Executive Officer and President (principal executive officer)

/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)