Form 10-K
period 2018-12-31
GALECTIN THERAPEUTICS INC
filed 2019-03-06
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2018 was $213 million.

The number of shares outstanding of the registrant’s common stock as of February 20, 2019 was 45,550,226.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

PART I

Item 1.	Business

Overview

We are a clinical stage biopharmaceutical company engaged in drug research and development to create new therapies for fibrotic disease, severe skin disease, and cancer. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant products as starting material in manufacturing processes to create proprietary, patented complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that largely bind and inhibit galectin proteins, particularly galectin-3, we are undertaking the focused pursuit of therapies for indications where galectins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences to patients and those where current treatment options are limited. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires significant additional resources.

Our lead galectin-3 inhibitor is GR-MD-02, which has been demonstrated in preclinical models to reverse liver fibrosis and cirrhosis. GR-MD-02 has the potential to treat many diseases due to galectin-3’s involvement in multiple key biological pathways such as fibrosis, immune cell function and immunity, cell differentiation, cell growth, and apoptosis (cell death). The importance of galectin-3 in the fibrotic process is supported by experimental evidence. Animals with the gene responsible for galectin-3 “knocked-out” can no longer develop fibrosis in response to experimental stimuli compared to animals with an intact galectin-3 gene. Galectin Therapeutics Inc. is using its galectin-3inhibitor to treat advanced liver fibrosis and liver cirrhosis in NASH (non-alcoholic steatohepatitis) patients. We have completed two Phase 1 clinical studies, a Phase 2 clinical study in NASH patients with advanced fibrosis (NASH-FX) and a second Phase 2B clinical trial in NASH patients with well compensated cirrhosis. We announced, in December 2017 top line results from our Phase 2b study in NASH patients with cirrhosis (NASH-CX) and results of an End of Phase 2 meeting with the FDA in May 2018which provided direction on potentially acceptable end points for a Phase 3 trial. The company with its external NASH consultants has designed a Phase 3 study which has been sent to various contract research organizations (CROs) for their input on feasibility, timing costs and other important considerations. NASH cirrhosis is a progressive disease, currently not treatable and ultimately may result in liver failure that has poor prognosis and no effective, approved medical therapies other than liver transplant. Galectin-3 expression is highly increased in the liver of patients with liver fibrosis and liver cirrhosis. We believe that our galectin-3 inhibitor, by reducing galectin-3 at the cellular level, ultimately showing a strong anti-fibrotic potential may provide a novel treatment for various forms of liver fibrosis.

We endeavor to leverage our scientific and product development expertise as well as established relationships with outside sources to achieve cost-effective and efficient drug development. These outside sources, amongst others, provide us with expertise in preclinical models, pharmaceutical development, toxicology, clinical trial operations, pharmaceutical manufacturing, sophisticated physical and chemical characterization, and commercial development. We also have established several collaborative scientific discovery programs with leading experts in carbohydrate chemistry and characterization. These discovery programs are generally aimed at the targeted development of new carbohydrate molecules that bind galectin proteins and offer alternative options to larger market segments in our primary disease indications. We also have established through Galectin Sciences LLC, a discovery program aimed at the targeted development of small molecules (generally, non-carbohydrate) that bind galectin proteins and may afford options for alternative means of drug delivery (e.g., oral) and as a result expand the potential uses of our galectin-3 inhibitor compounds. We are also pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immuno-oncology for cancer therapy. However, our clinical development efforts are focused on both liver fibrosis and fatty liver disease as represented by a Phase 2 clinical trial in NASH-cirrhosis which reported top line data in December 2017 and on planning for Phase 3 studies. All of our proposed products are presently in development, including pre-clinical and clinical trials.

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

The NASH FX trial was designed for patients with advanced fibrosis but not cirrhosis. The NASH FX trial top line data was reported in September 2016

Indication	Drug	Status
The NASH CX trial, was designed for patients with well compensated cirrhosis. The NASH CX trial top line data was reported in December 2017. End of Phase 2 (EOP2) meeting held with FDA in May 2018.
NASH – RX

The NASH -RX trial, a Phase 3 trial designed for NASH patients with well compensated cirrhosis, is in planning stage based on feedback on potential endpoints received from FDA at EOP2 meeting and in consultation with our external hepatology consultants. As part of the planning related to the Phase 3 trial, the Company has had ongoing discussions with FDA regarding Galectin’s proposal for the next clinical study as well as the overall development program. These ongoing conversations included a recent Type C Meeting via teleconference with the Agency on February 6, 2019, to discuss Galectin’s proposal for use of progression to varices as the primary surrogate endpoint moving forward.

In the meeting, FDA confirmed that the Agency is supportive of the use of progression to varices as a potential surrogate endpoint and progression to large varices as a component of a composite clinical benefit endpoint pending additional requested information. Galectin will address and implement additional FDA requests and considerations for the Phase 3 trial, when and where possible. Given the newness of the endpoint and the new information to be generated in the trial, some information requested may not currently be available or may not be able to be addressed fully until data from the Phase 3 trial is available to address the information requests.

Lung Fibrosis	GR-MD-02	In pre-clinical development
Kidney Fibrosis	GR-MD-02	In pre-clinical development
Cardiac and Vascular Fibrosis	GR-MD-02 and GM-CT-01	In pre-clinical development
Cancer Immunotherapy
Melanoma, Head,Neck Squamous Cell Carcinoma (HNSCC)	GR-MD-02	Investigator IND submitted in December 2013. Phase 1B study in process. A second Phase 1B study began in Q-1 2016. Investigator IND for that study submitted in September 2015. Early data was reported in

Indication	Drug	Status
February 2017 and studies with the 3rd cohort were reported in September 2018. Continuation of trial is ongoing to expand the dataset of melanoma and HNSCC patients at the 4 mg/Kg dose.
Psoriasis
Moderate to Severe Plaque Psoriasis Severe Atopic Dermatitis	GR-MD-02	IND submitted March 2015. A phase 2a trial in moderate to severe plaque psoriasis patients began in January 2016. Interim data on the first four patients were positive and were reported in May 2016. Further positive data was reported in September 2016. Investigator initiated IND submitted for treatment of three patients with severe atopic dermatitis, with positive preliminary data presented in February 2017. Further studies are dependent on finding a suitable strategic partner.

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

Our Phase 2 program in fibrotic disease consisted of two separate human clinical trials. The primary clinical trial was the Phase 2b NASH-CX study for one year for patients with NASH with well compensated cirrhosis, which began enrolling in June, 2015. This study was the primary focus of our program and is a randomized, placebo-controlled, double-blind, parallel-group Phase 2b trial to evaluate the safety and efficacy of GR-MD-02 for treatment of liver fibrosis and resultant portal hypertension in NASH patients with well compensated cirrhosis. A smaller, exploratory NASH-FX trial was conducted to explore potential use of various non-invasive imaging techniques in NASH patients with advanced fibrosis but not cirrhosis.

NASH-FX Trial: The NASH-FX trial, a Phase 2a pilot trial NASH-FX for patients with NASH advanced fibrosis that explored use of three non-invasive imaging technologies, is now complete. It was a short, single site, four-month trial in 30 NASH patients with advanced fibrosis, but not cirrhosis, randomized 1:1 to either 9 bi-weekly doses of 8 mg/kg of GR-MD-02 or placebo. The trial did not meet its primary biomarker endpoint as measured using multi-parametric magnetic resonance imaging (LiverMultiScan(R), Perspectum Diagnostics). The trial also did not meet secondary endpoints that measure liver stiffness as a surrogate for fibrosis using, magnetic resonance-elastography and FibroScan® score. We, and many experts in the field, now believe that a four-month treatment period may not be sufficient to show efficacy results in established liver fibrosis. This small study was not powered for the secondary endpoints and thus, not surprisingly, did not meet the secondary endpoints. In the trial, GR-MD-02 was found to be safe and well tolerated among the patient population with no serious adverse events. Although there was no apparent improvement in the three non-invasive tests for assessment of liver fibrosis in the four-month NASH-FX trial, the principal investigator of the NASH-FX trial has stated that the inhibition of galectin-3 with GR-MD-02 remains promising for the treatment of NASH fibrosis. Of note is that GR-MD-02 has demonstrated an improved clinical effect in moderate-to-severe psoriasis, suggesting the compound has activity in humans in an immune-mediated inflammatory human disease that can occur in association with NASH. We believe our drug candidate provides a promising new approach for the therapy of fibrotic diseases, and liver fibrosis in particular. Fibrosis is the formation of excess connective tissue (collagen and other proteins plus cellular elements such as myofibroblasts) in response to damage, inflammation or repair. When the fibrotic tissue becomes confluent, it obliterates the cellular architecture, leading to scarring and dysfunction of the underlying organ. Given galectin-3’s broad biological functionality, it has been demonstrated to be involved in cancer, inflammation and fibrosis, heart disease, and renal disease. We have further demonstrated the broad applicability of the actions of our galectin-3 inhibitor’s biological effect in ameliorating fibrosis involving lung, kidney, blood vessels, and cardiac tissues in a wide variety of animal models.

NASH-CX Trial: The NASH-CX trial was a larger well-designed multi-center clinical trial that explored use of GR-MD-02 for the treatment of liver fibrosis and resultant portal hypertension in patients with well-compensated NASH cirrhosis. Enrollment in this trial was completed in September 2016, and a total of 162 patients at 36 sites in the United States were randomized to receive either 2 mg/kg of GR-MD-02, 8 mg/kg of GR-MD-02 or placebo, with approximately 54 patients in each group. The primary endpoint was a reduction in change in hepatic venous pressure gradient (HVPG). Patients received an infusion every other week for one year, total of 26 infusions, and were evaluated to determine the change in HVPG as compared with placebo. HVPG was also correlated with secondary endpoints of fibrosis on liver biopsy as well as with measurement of liver stiffness (FibroScan(R)) and assessment of liver metabolism (13C-methacetin breath test, Exalenz), which are non-invasive measures of the liver that may be used in future studies. Top line data readout was reported in December 2017 demonstrating positive efficacy data and safety and clinically meaningful results in the NASH patients with well compensated cirrhosis without esophageal varices (stage 1 cirrhosis).

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

A responder analysis was performed on those patients without varices at baseline. Analysis was performed looking at two groups: those with an equal to or greater than 2 mm Hg decrease in HVPG from baseline or those with an equal to or greater than 2 mm Hg and a greater than or equal to 20% decrease in HVPG from baseline. In both cases, the change observed in the GR-MD-02 2 mg/kg group was statistically significant (p<0.01) while that of the 8 mg/kg group was not.

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

NASH-RX Trial: The NASH-RX Trial is a phase 3 trial of GR-MD-02 in NASH cirrhosis patients. We have met with the FDA to discuss the results of the NASH-CX trial in an End of Phase 2 meeting as disclosed in our May 14, 2018 press release. The proposed target population of the Phase 3 clinical trial will be patients with well compensated established NASH cirrhosis and portal hypertension. Patients will be selected based on criteria commonly used in clinical practice to identify patients with portal hypertension who are at risk of developing esophageal varices. Ongoing conversations with FDA included a recent Type C Meeting via teleconference with the Agency on February 6, 2019, to discuss Galectin’s proposal for use of progression to varices as the primary surrogate endpoint moving forward.

In the meeting, FDA confirmed that the Agency is supportive of the use of progression to varices as a potential surrogate endpoint and progression to large varices as a component of a composite clinical benefit endpoint pending additional requested information. Galectin will address and implement additional FDA requests and considerations for the Phase 3 trial, when and where possible. Given the newness of the endpoint and the new information to be generated in the trial, some information requested may not currently be available or may not be able to be addressed fully until data from the Phase 3 trial is available to address the information requests.

The focus and goal of the therapeutic program is to stop the progression of and reverse the fibrosis and/or portal hypertension in the liver and, thereby improve liver function and prevent the development of complications of fibrosis/cirrhosis and liver-related mortality in patients. The results of the NASH-CX trial substantiate that, subject to confirmation in later stage clinical trials, we believe that this goal is achievable in a significant portion of the NASH cirrhosis patient population i.e. those NASH cirrhosis patients with portal hypertension at risk of developing esophageal varices that may bleed and experience other decompensating events. The trial design has been refined with external consultants and sent out to potential CROs in a confidential Request for Proposal (RFP) process. We are in the process of evaluating and interviewing the CRO candidates. The final primary endpoint and the Phase 3 clinical trial design, including projected timing and costs will be announced once the planning phase is completed.

Cancer Immunotherapy. We believe there is potential for galectin inhibition to play a key role in the burgeoning area of cancer immunotherapy. For example, there have been several recent approvals of drugs that enhance a patient’s immune system to fight cancer. It is our goal to use a galectin inhibitor to further enhance the immune system function to fight cancer in a way that complements other approaches to this type of therapy. This hypothesis is supported by the fact that galectin-3 is expressed at high levels in multiple types of tumors, adds to the malignant nature of the tumors, and protects the tumors from immune system attack. Our drug candidates provide a promising new therapeutic approach to enhance the activity of the immune system against cancer cells. Preclinical studies have indicated that GR-MD-02 enhances the immune response to cancer cells, increased tumor shrinkage and enhanced survival in immune competent mice with prostate, breast, melanoma and sarcoma cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1, or with the immune cell activator anti-OX40. These preclinical data led to the filing of two Investigator-sponsored INDs and the initiation of studies of GR-MD-02 in combination with Yervoy® (ipilimumab) and KEYTRUDA (pembrolizumab) in Phase 1B studies of patients with metastatic melanoma. The KEYTRUDA trial has also been expanded to include patients with non-small cell lung cancer and head and neck squamous cell carcinoma. These studies are being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI).

Data on this combination immunotherapy program was presented on February 7, 2017 at the 9th GTCBio Immunotherapeutics & Immunomonitoring Conference in San Diego, CA by Dr. William L. Redmond, Providence Cancer Center. Preclinical results in mouse models of multiple types of cancers showed important anti-tumor activity and increased survival effects of combining GR-MD-02 with different types of immune modulators, providing a case for progressing studies into human patients with cancer. Seven patients were treated in the GR-MD-02 in combination with Yervoy trial, with no safety concerns in these low dose cohorts. Due to changes in the standard of care for metastatic melanoma (i.e., approval of anti-PD-1), recruitment has been slowed significantly in this trial. Promising results were reported in the Phase 1b trial combining GR-MD-02 with pembrolizumab (KEYTRUDA). Cohort 1 was completed (n=6, 5 with melanoma, one head and neck) with one partial response and one mixed response in 5 melanoma patients. There was a rapid and marked tumor response after 3 doses of combined GR-MD-02 and pembrolizumab in the one partial response patient who had failed high-dose IL-2 and oncolytic virus + ipilimumab. The study is ongoing and progression to further development will be based on response rate as compared to historical response rates to pembrolizumab alone. In September 2018 we announced additional preliminary clinical data from cohort 3 of this investigator-initiated trial. When aggregated with cohorts previously reported, the data shows a 50% objective response rate in advanced melanoma with GR-MD-02 in combination with KEYTRUDA, and a significant decrease in the frequency of suppressive myeloid-derived suppressor cells following treatment in the responding patients (on day 85 post-treatment). Fourteen advanced melanoma patients across three dose cohorts now have Objective Response Rate (ORR) and Disease Control Rate (DCR) data. Six patients completed in cohort 3 (8 mg/Kg) have now been added to the three patients completed in cohort 2 (4 mg/Kg) and five patients completed in cohort 1 (2 mg/Kg). Cohorts 1 and 3 each had two patients with an objective response. All three patients in cohort 2 had an objective response. In addition to the fourteen advanced melanoma patients, six patients with head and neck cancer were enrolled in this trial with a 33% ORR and 67% DCR. These data, taken together with the observed favorable safety and tolerability of the combination, in the view of the principal investigator, provide compelling rationale to move forward. Given that all three melanoma patients were responders at the 4 mg/Kg dose, the investigators plan to continue the trial with the expansion of the 4 mg/Kg cohort to include additional advanced melanoma patients and additional head and neck cancer patients.

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

Liver Fibrosis: New Approach for a Significant Unmet Medical Need

When an internal organ is exposed to chronic disease one of the responses is that scar tissue is laid down in the organ (this process is called fibrosis). The longer the disease affects the organ, the more fibrous tissue is deposited, and this ultimately results in the failure of the organ. This chronic fibrosis of organs may occur in the liver, lung, kidney, and heart, as well as others and, as a result, fibrosis of organs has been estimated to account for as much as 45% of all mortality in the United States. Scientific findings during the last few years indicate that the galectin-3 protein is critically important in this fibrotic process in multiple organs.

In the liver, fibrosis is the end result of multiple inflammatory conditions and infections. Progressive liver fibrosis leads to cirrhosis, which results in reduction of liver function, multiple medical complications and ultimately death. It is estimated that one to two million patients have cirrhosis in the United States with close to 50,000 losing their lives yearly. Only a fraction of patients’ lives, approximately 6,200 per year, are saved by liver transplantation at a cost of at least $350,000 per transplantation with significant additional costs of care and medications after the transplant. One condition in particular that frequently leads to cirrhosis is non-alcoholic steatohepatitis, or NASH, a liver disease characterized by the accumulation of fat in the liver with associated inflammation and fibrosis, which can lead to end-stage cirrhosis requiring liver transplantation. The National Institutes of Health estimates that 9 to 15 million Americans are affected by NASH, and other sources suggest it may be as many as 30 million people have NASH, and forecasts that the number of Americans affected by this disease is growing due to obesity and diabetes, with the potential to become the leading cause of liver cirrhosis and liver transplantation in the future. Liver transplantation is currently the only therapeutic approach to NASH or other forms of liver fibrosis because, to the best of our knowledge, there are no drug therapies on the market. Organ transplantation is a difficult, risky and costly procedure, and organ availability is scarce. There is also the risk of developing cirrhosis in the transplanted liver from the same disease that damaged the patient’s original liver. Therefore, there is a great need for other therapeutic options. All diseases that affect the liver (viral hepatitis, alcoholic liver disease, and fatty liver as examples) lead to the development of scarring of the liver.

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

We evaluated GR-MD-02 in pre-clinical toxicology and pharmacology studies during 2013, and filed an IND with the FDA in January 2013, for initiating human studies in patients with NASH. In February 2013, we entered into an agreement with CTI Clinical Trial Services to assist with the design, development and conduct of one or more clinical research studies, specifically for services with respect to our Phase 1 clinical trials to evaluate safety of GR-MD-02 in patients with NASH. The FDA notified us in March 2013 that we may proceed with a Phase 1 clinical trial for patients with NASH, and we began enrolling patients in the Phase 1 clinical trial in the third quarter of 2013. In August 2013, GR-MD-02 was granted Fast Track designation by the FDA for NASH with hepatic fibrosis, commonly known as fatty liver disease with advanced fibrosis. In January 2014, we completed the enrollment of the first cohort of patients in the Phase 1 trial with no serious adverse events being reported. We reported initial safety and tolerability results from the first cohort of patients on June 30, 2014. The second cohort of this Phase 1 trial began, and enrollment was completed in April 2014. In July 2014, we reported the results from the second cohort of patients. Enrollment of the third cohort of Phase 1 began in July 2014, with interim results presented in November 2014 with the final report on cohort 3 presented in January 2015. The results of the Phase 1 study demonstrate that (i) GR-MD-02 was safe and well tolerated by patients with advanced NASH liver fibrosis after IV administration of four doses of 2 mg/kg, 4 mg/kg and 8mg/kg lean body weight, (ii) Pharmacokinetics in patients with advanced fibrosis, but not cirrhosis, revealed drug exposure in humans at the 8 mg/kg dose that was equivalent to the upper range of the targeted therapeutic dose determined from effective doses in NASH animal models, (iii) Disease Serum Marker Effect showed there was a statistically significant, dose-dependent reduction in FibroTest® scores due to a statistically significant reduction in alpha-2 macroglobulin (A2M) serum levels, and (iv) Liver Stiffness Effect, as measured by FibroScan® showed that there was a signal of reduced liver stiffness in patients receiving GR-MD-02. The reduction seen in A2M does not necessarily mean fibrosis got better in this short study but does suggest changes in the fibrogenic process that might lead to an improvement in fibrosis with longer-term therapy. These Phase 1 results in NASH patients with advanced fibrosis, in addition to completion of further toxicology and drug-drug interaction studies provided a firm foundation for entry into a Phase 2 development program (described above). Top line results of our Phase 2b in compensated NASH cirrhosis patients was reported in December 2017 and is more fully described above as well in our SEC filings.

GR-MD-02 is a proprietary, patented galactoarabino-rhamnogalacturonan polysaccharide polymer that is comprised predominantly of galacturonic acid, galactose, arabinose, rhamnose, and smaller amounts of other sugars. Structural studies have shown that GR-MD-02 binds to galectin-1 and to galectin-3 with binding affinity to galectin-3 being significantly greater than binding to galectin-1. With respect to GR-MD-02, we currently have, as of December 31, 2018, 20 granted U.S. patents, and 57 foreign granted patents. These patents more fully described below, include a composition of matter patent, and methods of use including manufacture, use patient in patients with NASH, in patients with liver fibrosis, and in patients with diabetic kidney disease. Additional patent applications are pending with respect to, amongst other uses, cancer immunotherapy, lung fibrotic disease, and inflammatory disease associated with increase in inducible nitric oxide synthase. Patents have also been granted with respect to liver fibrosis, NASH, and liver fibrosis in combination with other therapeutic agents. Compounds for subcutaneous administration and oral delivery are currently under pre-clinical development.

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

The preclinical study found that GR-MD-02 increased tumor shrinkage and enhanced survival in immune competent mice with prostate or breast cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1. These findings suggest a role for GR-MD-02 in cancer immunotherapy. These preclinical observations by Dr Redmond provided scientific rationale for proceeding and lead to the filing by Providence Portland Medical Center of an Investigator-sponsored IND to conduct a Phase 1B study to determine if GR-MD-02 enhances the probability of melanoma response with ipilimumab by inducing proliferation, activation and memory function of CD8+ T cells in human patients. The company has licensed the underlying invention from Providence Portland Medical Center. This study represents a novel approach for patients with metastatic melanoma. The IND was approved by FDA in February 2014. This study is being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI) and is being supported by the Company.

The study employs a dose escalation of GR-MD-02 in conjunction with the standard therapeutic dose of ipilimumab in patients with advanced melanoma for whom ipilimumab would be considered standard of care. In addition to monitoring for toxicity and clinical response by irRECIST criteria on imaging tests, blood samples will be obtained to assess immunologic measures relevant to galectin biology and ipilimumab T-cell check-point inhibition. Galectin Therapeutics is providing its proprietary compound GR-MD-02 to EACRI researchers, as well as supplying researchers with supporting analysis of the pharmacokinetics of GR-MD-02 and the right to reference the Company’s open IND on GR-MD-02. To date the first two dosing groups have been completed without serious adverse events that were determined to be related to GR-MD-02. The third dosing group is no longer enrolling due to the availability of newer agents such as the anti-PD! agents.

Similar to the agreement set forth for the ipilimumab (Yervoy®) Phase 1B study, Providence Portland Medical Center submitted an IND in September 2015 to conduct a Phase 1B study of GR-MD-02 and pembrolizumab (Keytruda®) in patients with metastatic melanoma. The combination of GR-MD-02 and an anti-PD1 (pembrolizumab) has been shown to enhance T-cell activation, memory, and effector function, and promote better antitumor responses in multiple mouse studies. The study will test the hypothesis that galectin-3 antagonism using GR-MD-02 with enhance the probability of melanoma response using pembrolizumab in patients by inducing proliferation, activation and memory function of CD8+ T cells that recognize melanoma antigens. Similar to the ipilimumab study, the study employs a dose escalation of GR-MD-02 in conjunction with the standard therapeutic dose of pembrolizumab in patients with metastatic melanoma who have had progression of their melanoma after ipilimumab and/or BRAF targeted therapy when a BRAF mutation is present. In addition to monitoring for toxicity and clinical response, blood and tumor samples will be obtained to assess immunologic measures relevant to galectin biology and pembrolizumab T-cell checkpoint inhibition. Top line results of the combination of the 3 dosing cohorts was reported in September 2018 and is more fully described above as well in our SEC filings and press releases. These data, taken together with the observed favorable safety and tolerability of the combination, in the view of the principal investigator, provide compelling rationale to move forward. Given that all three melanoma patients were responders at the 4 mg/Kg dose, the investigators plan to continue the trial with the expansion of the 4 mg/Kg cohort to include additional advanced melanoma patients and additional head and neck cancer patients. If these additional results should continue to be encouraging, the next step in development would entail a controlled randomized Phase 2 clinical trial.

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

In August 2015, we received a notice of allowance from the U.S. Patent and Trademark Office for patent application number 13/726,900, titled “Galactose-pronged polysaccharides in a formulation for antifibrotic therapies.” This patent extends coverage of the Company’s pectin-derived compounds (including broad molecular weight ranges and other sources of pectin) to include treatment of chronic kidney disease associated with the development of fibrosis, established kidney fibrosis, chronic lung disease associated with the development of fibrosis and established lung fibrosis. Claims in this patent include administering pectin-derived compound parenterally to a patient having at least one of the four aforementioned diseases where the established fibrosis or progression of the fibrosis or cirrhosis is inhibited or slowed down. Additional specific claims encompass deriving the compound from citrus pectin, apple pectin, soybean hull pectin or sugar beet pectin with a molecular weight between 2 kDa and 400kDa. Also covered is the step of administering the modified galacto-rhamnogalacturonan compound in an admixture with a therapeutic agent, where the agent is an antifibrotic compound.

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

As of December 31, 2018, Galectin Therapeutics Inc. held 20 granted U.S. patents, 57 foreign granted, 3 Foreign patent applications allowed, 25 Foreign patent applications pending, and 3 U.S. patent applications pending. Many of our patents and patent applications cover composition of matter for complex carbohydrate drugs and/or methods of use for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent or for use in treatment of fibrosis. The scheduled expiration dates of our United States patents span from 2020 to 2033 before considering any potential extensions. We have corresponding patent applications pending in various territories where we see potential for commercial interest. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to Our Intellectual Property”. Our competitive position, in part, is contingent upon protection of our intellectual property. Galectin Sciences LLC has 1 US patent application pending and 10 foreign applications pending; 4 PCT International applications are pending.

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

In February 2013, the Company established a collaborative drug discovery program with Dr. Geert-Jan Boons’ (“Dr. Boons”) laboratory located in the Complex Carbohydrate Research Center at the University of Georgia. This on-going program is focused on the discovery of new carbohydrate molecules that can be used in the therapy of diseases where galectin proteins play a major role, including cancer, and inflammatory and fibrotic disorders. The aim of this program is to develop a pipeline of drugs that can target galectins. This is an important goal as follow-on compounds for our drugs currently in development and to extend the potential indications and routes of administration. The Complex Carbohydrate Research Center is a world-class program, and Dr. Boons is a world renowned and pre-eminent carbohydrate chemist.

In September 2014, the Company established a collaborative research program with Dr. William Redmond’s laboratory located at the Providence Portland Medical Center, Portland, Oregon. This program focuses on combination immunotherapy plus galectin inhibition to augment tumor immunogenicity.

During the years ended December 31, 2018 and 2017, our expenditures for research and development were $6.5 million and $11.7 million, respectively. We expense all research and development costs as they are incurred.

In January 2014 we created, with SBH Sciences, Inc. (Natick, Ma), Galectin Sciences, LLC, a collaborative joint venture to research and develop small organic molecule inhibitors of galectin-3 for oral administration.

Using computer molecular modeling techniques coupled with in vitro screening of a variety of compound libraries, SBH Sciences had identified several small organic molecules with promising galectin-3 inhibitory activity in vitro. Galectin Sciences LLC will further develop these unique organic molecule inhibitors of galectin-3 as drug candidates as well as develop additional candidates. Subject to availability of funding, Galectin Sciences LLC will build on the scientific body of knowledge amassed by SBH Sciences, coupled with Galectin Therapeutics’ knowledge and expertise of galectins’ pathological role and mechanism of action in inflammation, fibrosis and many cancers. The long-term goal of this effort is to identify and develop drug candidates that are highly specific galectin inhibitors which may be formulated for oral administration. The intermediate term goal is the development of small molecule inhibitors of galectin-3 which exhibit activity in in vivo preclinical disease models of fibrosis and cancer in which galectins play a key role. Several patent applications have been filed to protect the various series of compounds discovered by these efforts.

Because, increased levels of galectin proteins have been implicated in a very large number of inflammatory, fibrotic and neoplastic diseases; the discovery and development of orally active galectin inhibitors would be a major step towards expanded treatment approaches for these disorders. This early drug discovery effort may lead to drugs that would expand our pipeline as follow on compounds to our first in class galectin inhibitors, GR-MD-02 and GM-CT-01. These efforts have identified several potential compounds which are continuing to be explored to identify lead molecules that may be identified for clinical development.

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

Because our products are in the development stage, we have not created a sales and marketing staff to commercialize pharmaceutical products. If we develop products eligible for commercial sale, we will need to develop a sales and marketing capability or rely on third parties such as licensees, collaborators, joint venture partners or independent distributors to market and sell those products. Our dependence on third-party manufacturers, analytical testing and other laboratories and marketers will involve risks relating to our reduced control, and other risks including those discussed in “Risk Factors — Risks Related to our Company — There are risks associated with reliance on third parties for manufacturing, marketing, sales, managed care and distribution infrastructure channels.”

Competition

Many biotechnology and pharmaceutical companies are developing new technologies for the treatment of cancer, fibrotic diseases and other diseases. Technologies such as monoclonal antibodies could be competitive with our galectin therapeutic platforms. Other companies are trying to improve the therapeutic profile of widely used protein-based drugs. While these companies may broaden the market for our products they may also provide competitive alternatives to our products. We expect increased competition in the area of galectins will be fueled by a nearly exponential increase in the publication rate of research papers on galectins.

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

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in an NDA requesting approval to market the product for one or more indications. Before approving an NDA, the FDA usually will inspect the facilities at which the drug is manufactured and will not approve the product unless compliance with cGMP is satisfactory. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA will generally issue an approval letter. If the FDA evaluates the NDA submission or the manufacturing facilities as not acceptable, the FDA will generally outline the deficiencies in the submission and often will request additional testing or information. Even if an applicant submits the requested additional information, the FDA ultimately may decide that the NDA does not satisfy the regulatory criteria for approval. The testing and approval process require substantial time, effort, and financial resources, and there is no assurance that any approval will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval.

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

Employees

We currently have six full-time employees, four of whom are involved primarily in management of our pre-clinical research and development and clinical trials and three who were involved primarily in management and administration of our Company. We also utilize contractors and consultants who provide product development, manufacture, analytical testing, clinical trial expertise, and clinical trial support.

Available Information

The Company is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to

Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company’s website is www.galectintherapeutics.com. The information contained on, or hyperlinked from, our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K.

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

Risks Related to Our Company

We have incurred net losses to date and must raise additional capital in order to continue to operate after December 31, 2019.

We have incurred net losses in each year of operation since our inception in July 2000 and have no revenues. Our accumulated deficit as of December 31, 2018 was $196.2 million. We had $8.3 million of unrestricted cash as of December 31, 2018. In December 2018, the Company announced an extension of its $10 million unsecured line of credit facility with stockholder and director, Richard E. Uihlein. The Company has not drawn under the line of credit. Additionally, the Company generated approximately $1.87 million in net proceeds via sale of common stock under its At Market Sales Agreement in January and February 2019. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through March 31, 2020. We will require more cash to fund our operations after March 31, 2020 and believe we will be able to obtain additional financing. The currently planned operations do not include costs related to a planned Phase 3 clinical trial. While the costs of the trial and general overhead during the Phase 3 trial are expected to be approximately $100 million, the costs and timing of such trial are not yet finalized. The Company has not made commitments for such trial that cannot be covered with available cash. The costs of a Phase 3 clinical trial will require additional funding. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

We may raise capital through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources. Additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, we may need to significantly curtail operations or postpone the commencement of our Phase 3 clinical trial. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, products and/or potential markets. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, our equity holders may experience dilution of their proportionate ownership of the Company.

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

We are dependent on the success of our lead product candidate, GR-MD-02, and we cannot be certain that these product candidates will receive regulatory approval or be successfully commercialized.

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

GR-MD-02 our lead product candidate for fibrosis completed its Phase 2 of the human clinical trial phase in 2017, and during 2018 we have been designing a Phase 3 clinical trial. GR-MD-02 is also currently in investigator sponsored, human Phase 1B clinical trials being conducted by Providence Portland Medical Center in combination with Yervoy® (ipilimumab) and Keytruda (pembrolizmab) in patients with metastatic melanoma.

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

Even if GR-MD-02 and other future product candidates achieve positive results in clinical trials, we may be unable to commercialize them. The availability of government and third-party payer reimbursement, and pricing, especially compared to competitor products, could affect our ability to commercialize our product candidates. Our general inability to obtain necessary regulatory approvals and, if obtained, to commercialize our products would substantially impair our viability.

There are risks associated with our reliance on third parties to design trial protocols, arrange for and monitor the clinical trials, and collect and analyze data.

As we develop products eligible for clinical trials, we will contract with independent parties to assist us in the design of the trial protocols, arrange for and monitor the clinical trials, collect data and analyze data. For instance, for our NASH-CX trial we engaged the services of PPD Development, L.P. (PPD) for the purpose of assisting us in the design, development and conduct of the trial. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and will be dependent on governmental participation and funding. Additionally, GR-MD-02 is being studied by Providence Portland Medical Center in Investigator-sponsored INDs to conduct a Phase 1B studies to determine if GR-MD-02 enhances the probability of melanoma response with ipilimumab and pembrolizumab by inducing proliferation, activation and memory function of CD8+ T cells in human patients. This study represents a novel approach for patients with metastatic melanoma. As with our Phase 2 trial, to undertake Phase 3 trials for GR-MD-02, we will need to contract with a third party for assistance with the design and conduct of the trial. We cannot be certain that the terms of any such agreement will be favorable to the company.

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

The biotechnology and pharmaceutical industries are intensely competitive. We face direct competition from U.S. and foreign companies focusing on pharmaceutical products, which are rapidly evolving. Our competitors include major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors possess greater financial and other resources, larger research and development staffs and more effective marketing and manufacturing organizations than we possess. In addition, academic and government institutions are increasingly likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products based on technology developed at such institutions. Our competitors may succeed in developing or licensing technologies and products that are more effective or succeed in obtaining FDA or other regulatory approvals for product candidates before we do. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

We have limited experience in manufacturing or procuring products in commercial quantities, conducting other later-stage phases of the regulatory approval process, selling pharmaceutical products, or negotiating, establishing and maintaining strategic relationships. Although we may engage consultants to assist us, any additional growth may require us to expand our management, operational and financial systems and controls. If we are unable to do so, our business and financial condition would be materially harmed. If rapid growth occurs, it may strain our managerial, operational and financial resources.

We depend on key individuals to develop our products and core technologies and pursue collaborative relationships.

We are highly dependent on our current base of employees and external hepatology consultants. These individuals, among other things, design and lead our pre-clinical and clinical studies, as well as our U.S. and European regulatory processes. The loss of any personnel or failure to attract or retain other key personnel and consultants could prevent us from developing our products and core technologies and pursuing collaborative relationships.

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

Our long-term success is dependent not only upon the success of our trials but also upon us being able to capitalize upon potential positive results of our trials, which is not assured.

To conduct Phase 3 clinical trials or other clinical trials we will need sufficient cash resources to conduct those undertakings. We will also need to obtain sufficient dosages of GR-MD-02 for such trials. Manufacturing of GR-MD-02 is performed by third parties on a contract basis and production is ongoing to generate what we believe is sufficient quantities of GR-MD-02 for planned Phase 3 clinical trials. Manufacturing could become delayed due to circumstances beyond our control which could delay any planned Phase 3 clinical trials. Further because of limited resources, we have curtailed most of our expenditures in research focused on the development of an oral galectin inhibitor to replace our current drug candidate that is delivered via infusion.

We have been a defendant in a shareholder derivative action, and any future such lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

We and certain of our officers and directors were defendants in a state court shareholder derivative action. This lawsuit, nor concluded, is described in Part I, Item 3 “Legal Proceedings” in this Form 10-K. In addition, there is the potential for additional shareholder litigation and for governmental investigations and/or enforcement actions. Similar lawsuits in the future may divert our attention from our ordinary business operations, and we may incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). If similar lawsuits do arise in the future, we may be required to pay material damages and fines, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our business, results of operations, financial condition, liquidity and ability to meet our debt obligations and, consequently, could negatively impact the trading price of our common stock. Any existing or future shareholder lawsuits and any future governmental investigations and/or enforcement actions could adversely impact our reputation, our relationships with our customers and our ability to generate revenue.

Risks Related to the Regulation of our Products

We will need regulatory approvals to commercialize our products.

We are required to obtain approval (i) from the FDA in order to sell our products in the U.S. and (ii) from foreign regulatory authorities in order to sell our products in other countries. The FDA’s review and approval process is lengthy, expensive and uncertain. Extensive pre-clinical and clinical data and supporting information must be submitted to the FDA for each indication for each product candidate in order to secure FDA approval. Before receiving FDA clearance to market our proposed products, we will have to demonstrate that our products are safe on the patient population and effective for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. FDA may change, at any time, its requirements for approval of new drugs based on information and data received from others and ourselves potentially resulting in product approval delays or non-approvals. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, regulatory approvals can take several years to acquire and may further require the expenditure of substantial financial, managerial and other resources. The FDA could reject an application or, in the alternative, require us to conduct additional clinical or other studies as part of the regulatory review process. Delays in obtaining or failure to obtain FDA approvals would delay or prevent the commercialization of our product candidates, which would prevent, defer or decrease our receipt of revenues. In addition, should we receive initial regulatory approval, our product candidates will be subject to extensive and rigorous ongoing domestic and foreign government regulation.

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

If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company would have the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive, and we may not have the required resources to pursue such litigation or to protect our patent rights. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights in these patents.

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

The market price of our common stock could fluctuate significantly in response to various factors and events, including but not limited to:

•	the results of our pre-clinical studies and clinical trials, including interim results, as well as those of our competitors;

•	regulatory actions with respect to our products or our competitors’ products;

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	our issuance of additional securities, including debt or equity or a combination thereof, which may be necessary to fund our operating expenses and the cost of our clinical trials;

•	announcements of technological innovations or new products by us or our competitors;

•	the success of competitive products;

•	loss of any strategic relationship;

•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

•	regulatory or legal developments in the United States and other countries;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results;

•	sales of our common stock by us, our insiders or our other stockholders;

•	whether an active trading market in our common stock develops and is maintained; and

•	engagement and retention of senior management needed for our clinical trials.

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

In the past, securities class action litigation has often been brought against a company, including us, following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. As described above, we have recently defended a consolidated federal securities class action lawsuit and a consolidated shareholder derivative actions, and we may become involved in additional instances of this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

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

Our articles of incorporation authorize the issuance of capital stock including 20,000,000 authorized undesignated shares (all have been designated as of December 31, 2018), and empowers our board of directors to prescribe, by resolution and without stockholder approval, a class or series of undesignated shares, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, we may designate and issue additional shares or series of preferred stock that would rank senior to the shares of common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution.

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

Our board of directors has the authority, without action or vote of our stockholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount to, or a premium from, the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. We are currently contemplating additional capital raising transactions within the next twelve months, which would likely result in issuances of additional shares which would be dilutive to current shareholders. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the net tangible book value per share of our common stock. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if the holders of warrants, whether currently outstanding or subsequently granted, exercise their warrants to purchase shares of our common stock.

A sale of a substantial number of shares of the common stock may cause the price of our common stock to decline.

Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. Some of our shareholders have registration rights to facilitate sales of large blocks of our common stock. We have filed a shelf registration statement to allow registered sales by us of up to $100 million. We may consider additional or other capital raising transactions within the next twelve months, which would likely result in issuances of additional shares that would be dilutive to current shareholders. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

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

We have not paid cash dividends on our common stock in the past and do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the market price of our common stock price appreciates.

At times, our shares of common stock and warrants have been thinly traded, so you may be unable to sell at or near ask prices or even at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock is currently traded on The NASDAQ Capital Market and experiences periods when it could be considered “thinly-traded.” This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will be sustained, or that current trading levels will be sustained or not diminish.

Concentration of ownership by our principal stockholders may limit your ability to influence the outcome of director elections and other transactions requiring stockholder approval.

A significant percentage of our outstanding stock is held by a limited number of investors, including Richard E. Uihlein. Mr. Uihlein, the chairman of our board of directors, who beneficially owns approximately 5.7% of our outstanding common stock as of February 20, 2019 (which does not include any shares issuable upon exercise of options and warrants) and the 10X Fund, LP , which now owns 14.3% of the issued and outstanding shares of common stock of the Company as of February 20, 2019 (which does not include any shares issuable upon exercise of options and warrants). Mr. Uihlein is also an investor in the 10X Fund as a limited partner but is not deemed to be a beneficial owner of, or have a reportable interest in, any shares owned by 10X Fund. As a result of their ownership of shares of common stock, Mr. Uihlein and 10X Fund have and will have significant influence over corporate actions requiring stockholder approval, including the following actions:

•	to elect or defeat the election of our directors;

•	to amend or prevent amendment of our certificate of incorporation or bylaws;

•	to effect or prevent a merger, sale of assets or other corporate transaction; and

•	to control the outcome of any other matter submitted to our stockholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Richard E. Uihlein’s and 10X Fund’s significant ownership positions may deter or prevent efforts by other companies to acquire us, which could prevent our stockholders from realizing a control premium.

As a result of Mr. Uihlein’s and 10X Fund’s significant ownership and Mr. Uihlein’s position as chairman of the board of directors, other companies may be less inclined to pursue an acquisition of us or we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

Richard E. Uilhlein and/or 10X Fund could sell or transfer a substantial number of shares of our common stock, which could depress the price of our securities or result in a change in control of our company.

Although Mr. Uihlein has held common stock of the Company since 2012 and has not sold any of the shares of common stock that he has acquired during this time period, and although 10X Fund has been a long-time investor in the Company, neither Mr. Uihlein nor 10X Fund are subject to any contractual restrictions with us on their ability to sell or transfer our common stock on the open market, in privately negotiated transactions or otherwise, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of our company to a third party. Sales by Mr. Uihlein or 10X Fund of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease 3,610 square feet for our executive offices located at 4960 Peachtree Industrial Blvd., Norcross, GA. We also lease on a month-to-month basis approximately 300 square feet in Natick, MA, for use by research and development employee and which is collocated with one of our research and development service vendors. We believe these spaces are suitable for our present operations.

Item 3.	Legal Proceedings

From time to time, the Company is exposed to litigation relating to its operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse effect on its financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on The NASDAQ Capital Market under the symbol GALT effective March 23, 2012.

Holders of Common Stock

As of February 20, 2019, there were 279 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders. Based on information available to us, we believe there are approximately 12,500 non-objecting beneficial owners of our shares of our common stock in addition to the record holders.

Dividends

As we have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through at least March 31, 2020; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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

Results of Operations from the Years Ended December 31, 2018 and 2017

Research and Development Expense

	Year ended December 31,		2018 as Compared to 2017
	2018	2017	$ Change	% Change
	(in thousands, except %)
Research and development	$6,471	$11,721	$(5,250)	(45)%

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

Our research and development expenses were as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Direct external expenses:
Clinical programs	$2,296	$9,362
Pre-clinical activities	208	194
Other research and development expenses:
Payroll and other including stock-based compensation	3,967	2,165

	$6,471	$11,721

Clinical programs expenses decreased primarily due to costs related to our Phase 2 clinical trials during the year ended December 31, 2018 as compared to the same period in 2017. Because we completed our NASH-CX Phase 2 trial in 2017, we expected our clinical activities costs to decrease in 2018 absent additional clinical trials commencing. Other research and development expenses increased during the year ended December 31, 2018 compared to 2017 primarily due to non-cash stock-based compensation expense.

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

General and Administrative Expense

	Year ended December 31,		2018 as Compared to 2017
	2018	2017	$ Change	% Change
	(in thousands, except %)
General and administrative	$7,131	$4,526	$2,605	58%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase for the year ended December 31, 2018, as compared to the same period for 2017, are due to increased non-cash stock-based compensation of $1,922,000 and increased investor relations/business development expenses of $540,000.

Other Income and Expense

During the year ended December 31, 2018, other income and expense consisted of $38,000 of interest income offset by amortization of the warrants issued with a line of credit entered into in December 2017 of $336,000 which is classified as interest expense.

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

Our research and development expenses were as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Direct external expenses:
Clinical programs	$9,362	$11,994
Pre-clinical activities	194	856
Other research and development expenses:
Payroll and other including stock-based compensation	2,165	2,475

	$11,721	$15,325

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

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2018, we raised a net total of $147.4 million from these offerings. At December 31, 2018, the Company had $8.3 million of unrestricted cash and cash equivalents available to fund future operations. In December 2018, the Company announced the extension of its $10 million unsecured line of credit facility with stockholder and director, Richard E. Uihlein. The Company has not drawn under the line of credit. Additionally, in January 2019, the Company received $1.87 million in net proceeds from the ATM. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through March 31, 2020. We will require more cash to fund our operations after March 31, 2020 and believe we will be able to obtain additional financing. The currently planned operations do not include costs related to a planned Phase 3 clinical trial. While the costs of the trial and general overhead during the Phase 3 trial are expected to be approximately $100 million, the costs and timing of such trial are not yet finalized. The Company has not made commitments for such trial that cannot be covered with available cash. The costs of a Phase 3 clinical trial will require additional funding. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us

2018 compared to 2017

Net cash used in operations decreased by $5,713,000 to $10,179,000 for 2018, as compared to $15,892,000 for 2017. Cash operating expenses decreased principally due to decreased research and development activities primarily related to our Phase 2 clinical programs.

There were no equipment purchases or other investing activities in 2018 or 2017.

Net cash provided by financing activities was $15,379,000 during 2018 as compared to $3,583,000 during 2017, due primarily to the transactions described below.

In 2018, we completed sales of common stock through At the Market issuances totaling $5,603,000. Additionally, in 2018, we received proceeds totaling $6,003,000 and $3,773,000 from the exercise of common stock warrants and options, respectively. In 2017, we completed a private placement of common stock with warrants totaling $200,000 and sales of common stock through At the Market issuances totaling $3,383,000.

2017 compared to 2016

Net cash used in operations decreased by $517,000 to $15,892,000 for 2017, as compared to $16,409,000 for 2016. Cash operating expenses decreased principally due to decreased research and development activities primarily related to our Phase 2 clinical programs.

There were no equipment purchases or other investing activities in 2017 or 2016.

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

Operating leases

Effective December 31, 2018, the Company entered into an amendment to its operating lease for office space in Norcross, GA for a term of thirty-eight months, beginning on January 1, 2019 and ending February 28, 2022 at a rate of approximately $3,800 per month. The amended lease provided for free rent for the first two months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building.

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

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments as of December 31, 2018:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$140	$38	$102

Total	$140	$38	$102

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this annual report on Form 10-K. Certain of our accounting policies, however, are critical to the portrayal of our financial position and results of operations and require the application of significant judgment by our management, which subjects them to an inherent degree of uncertainty. In applying our accounting policies, our management uses its best judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Our more significant estimates include stock option and warrant liability valuations and performance vesting features of certain of these instruments, accrued liabilities, deferred income taxes and cash flows. These estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information available from other outside sources, and on various other factors that we believe to be appropriate under the circumstances. We believe that the critical accounting policies discussed below involve more complex management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

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

Due to the nature of our operations, assets and absence of debt, we are not exposed to any significant market risks at December 31, 2018 and 2017.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Our management has concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO 2013 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting. Management conducted an evaluation of internal controls based on the COSO 2013 framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Each of our directors is elected annually and holds office until his or her successor has been elected and qualified or until the earlier of his or her death, resignation or removal. Our board of directors currently consists of nine members, all of whom were elected at our 2018 Annual Meeting of Stockholders.

The following table sets for the certain biographical information about our directors as of February 20, 2019, and the qualifications, experiences and skills considered in determining that each such person should serve as a director.

Name	Age	Position	Director Since
Gilbert F. Amelio, Ph.D (2)(3)	75	Director	2009
James C. Czirr	63	Director	2009
Kary Eldred (1)	45	Director	2018
Kevin D. Freeman (1)(3)	57	Director	2011
Joel Lewis (1) (2)	49	Director	2017
Gilbert S. Omenn, M.D., Ph.D. (2)	77	Director	2014
Marc Rubin, M.D. (3)	64	Director	2011
Stephen Shulman	74	Director	2017
Richard E. Uihlein, Chairman	73	Director	2017

(1)	Member of audit committee
(2)	Member of compensation committee
(3)	Member of nominating and governance committee

Gilbert F. Amelio, Ph.D., a director since February 2009, began his career at Bell Labs in Murray Hill, New Jersey. Since January 1, 2012, Dr. Amelio has provided consulting and advisory services through GFA, LLC, a California limited liability company. He was a Senior Partner of Sienna Ventures (a privately-held venture capital firm in Sausalito, California) from April 2001 until the fund closed per plan on December 31, 2011. Dr. Amelio was Chairman and Chief Executive Officer of Jazz Technologies, Inc. (now a wholly owned subsidiary of Tower Semiconductor Ltd., an independent specialty wafer foundry) from August 2005 until his retirement in September 2008 (when he was named Chairman Emeritus). Dr. Amelio was Chairman and Chief Executive Officer of Beneventure Capital, LLC (a full-service venture capital firm in San Francisco, California) from 1999 to 2005 and was Principal of Aircraft Ventures, LLC (a consulting firm in Newport Beach, California) from April 1997 to December 2004. Dr. Amelio was elected a Director of AT&T in February 2001 and had previously served as an Advisory Director of AT&T (then known as SBC Communications Inc.) from April 1997 to February 2001. He served as a Director of Pacific Telesis Group from 1995 until the company was acquired by AT&T in 1997. Prior to 1997, he served as Chairman, President and CEO of National Semiconductor (1991-1996) and Apple Computer (1996-1997). We believe Dr. Amelio’s qualifications to sit on our Board of Directors include his executive leadership and management experience, as well as his extensive experience with global companies, his financial expertise and his years of experience providing strategic advisory services to organizations.

James C. Czirr, was nominated and elected by the holder(s) of the Series B Preferred Stock voting as a separate class to serve on our Board of Directors. Mr. Czirr served as Chairman of the Board from February 2009 until January 2016 and Executive Chairman from February 2010 until January 2016, is a co-founder of 10X Fund, L.P. and is a managing member of 10X Capital Management LLC, the general partner of 10X Fund, L.P. Mr. Czirr was a co-founder of Galectin Therapeutics in July 2000. Mr. Czirr was instrumental in the early stage development of Safe Science Inc., a developer of anti-cancer drugs; served from 2005 to 2008 as Chief Executive Officer of Minerva Biotechnologies Corporation, a developer of nano particle bio chips to determine the cause of solid tumors; and was a consultant to Metalline Mining Company Inc., now known as Silver Bull Resources, Inc., (AMEX: SVBL), a mineral exploration company seeking to become a low cost producer of zinc. Mr. Czirr received a B.B.A. degree from the University of Michigan. We believe that Mr. Czirr is best situated to sit on our Board because he is the director who was a co-founder of the Company and is familiar with our business and industry.

Kary Eldred, is a director and Chief Investment Officer for the Living Stones Foundation since July 2015 and has been an active private equity investor for many years. In these capacities, he serves and has served on a number of corporate boards of companies with potential for and driving toward initial public offerings and is currently serving as a board member in Buy It Installed (since 2017), Babywise and Wise King Media (since 2015). Kary Eldred also served on the board and audit committee of GCT Semiconductor. From January 2011 through October 2014, Mr. Eldred was CEO & Chairman of Altadona, S.A. a software integration company based in Europe and prior to that was a principal in Parakletos Ventures, an institutional venture capital firm with several investments in companies that went on to be acquired or become publicly listed on different exchanges around the world including the NASDAQ, KOSDAQ and the GEM market. Mr. Eldred has an Executive MBA from IE Business School and a BA in Foreign Service from Baylor University. We believe that Mr. Eldred’s qualifications to sit on our board include his experience serving on boards of several companies and experience in venture capital and private equity investing.

Kevin D. Freeman, a director since May 2011, holds the Chartered Financial Analyst designation and is Chief Executive Officer of Cross Consulting and Services, LLC, an investment advisory and consulting firm founded in 2004. He is also author of a New York Times best-selling book about the stock market and economy and the host of television segments (Economic War Room with Kevin Freeman) that airs nationally during local newscasts on 200 stations. Formerly he was Chairman of Separate Account Solutions, Inc. and held several offices at Franklin Templeton Investment Services from 1991 to 2000. He holds a B.S. in business administration from University of Tulsa, Tulsa, Oklahoma. We believe Mr. Freeman’s qualifications to sit on our Board of Directors includes his extensive financial expertise and his years of experience providing financial advisory services.

Joel Lewis, a director since 2017, is the Managing Director of Shareholder Services at Uline, Inc. (a distributor of shipping, packaging and industrial supplies), a position he has held since 2007. Mr. Lewis is a financial executive with over 25 years of experience started his career in public accounting in 1992. Prior to his employment with Uline Inc., Mr. Lewis served as a Tax and Accounting Manager for Century America LLC from 2001 to 2006 and a Tax Manager for Deloitte & Touche from 1998 to 2001. After spending a decade in public accounting where he specialized in both financial reporting and taxation, Mr. Lewis migrated to privately held companies focusing on high net worth family businesses. Mr. Lewis has a wide range of expertise including working in a variety of industries and disciplines including taxation, restructuring, acquisition and private equity ventures. Mr. Lewis is a registered CPA in the state of Illinois. He holds a B.S. in Accountancy from the University of Illinois and a Masters in Taxation from DePaul University. We believe that Mr. Lewis’ qualifications to sit on our Board include his business and financial expertise and his service as a board observer on our Board during 2017.

Gilbert S. Omenn, M.D., Ph.D., a director since September 2014, served on the board of directors of Amgen Inc. for 27 years and of Rohm & Haas Company for 22 years. He currently serves on the boards of Esperion Therapeutics Inc., and Oncofusion. Dr. Omenn is Professor of Computational Medicine & Bioinformatics, Internal Medicine, Human Genetics, and Public Health and Director of the university-wide Center for Computational Medicine and Bioinformatics at the University of Michigan where he leads major research programs in proteomics and integrative biomedical informatics. Dr. Omenn served as executive vice president for medical affairs and as chief executive officer of the University of Michigan Health System from 1997 to 2002. Prior to this, he was the dean of the School of Public Health and Community Medicine and professor of medicine at the University of Washington. Earlier he was Associate Director of the White House Office of Science and Technology and of the Office of Management and Budget. He is the author of more than 563 research papers and scientific reviews and author/editor of 18 books. Dr. Omenn received his B.A. summa cum laude from Princeton University, M.D. magna cum laude from Harvard Medical School, and Ph.D. in genetics from the University of

Washington. We believe Dr. Omenn’s qualifications to sit on our Board of Directors include his extensive executive leadership and management experience in the medical industry and his continuing cutting-edge research.

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

Stephen Shulman, a director since 2017, is the Chief Executive Officer of Medical Devices Inc. (MDI), a position he has held since 1982. MDI is responsible for numerous medical device startups such as defibrillator electrodes, Fiberoptic pressure sensors, occlusive dressings, surgical glue, non-invasive body temperature control and end stage renal care. Prior to the formation of MDI, he was Director of Sales and Marketing/Asia Pacific for Medtronic from 1970 to 1981. Mr. Shulman received a B.S.C. in microbiology and physics from Wayne State University. We believe that Mr. Shulman is best situated to sit on our Board because of his extensive executive leadership and management experience in the medical device industry.

Richard E. Uihlein, a director since 2017, co-founded Uline, Inc. (a leading distributor of shipping, packaging and industrial supplies) in 1980, and has served as its Chief Executive Officer and Chairman since its founding. Prior to founding Uline Inc., Mr. Uihlein was employed at General Bindings Corp., Northbrook, IL from 1967 to 1980. Mr. Uihlein graduated from Stanford University, Palo Alto, CA. with a BA degree in history in 1967. We believe Mr. Uihlein’s qualifications to sit on our Board includes his extensive executive leadership and management experience.

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

Audit Committee

The members of this committee are Joel Lewis (chair), Kary Eldred and Kevin D. Freeman. The Audit Committee is responsible for oversight of the quality and integrity of the accounting, auditing and reporting practices of Galectin Therapeutics. More specifically, it assists the Board of Directors in fulfilling its oversight responsibilities relating to (i) the quality and integrity of our financial statements, reports and related information provided to stockholders, regulators and others, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of our independent registered public accounting firm, (iv) the internal control over financial reporting that management and the Board have established, and (v) the audit, accounting and financial reporting processes generally. The Committee is also responsible for review and approval of related-party transactions. The Board has determined that Mr. Lewis is an “audit committee financial expert” within the meaning of SEC rules. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, accounting or other advisors as it deems necessary to carry out its duties.

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

•

Equity incentive awards that generally vest over several years, so while the potential compensation payable for equity incentive awards is tied directly to appreciation of our stock price, taking excessive risk for a short term gain is discouraged because it would not maximize the value of equity incentive awards over the long-term.

Executive officers, key employees and key consultants:

Harold H. Shlevin, Ph.D., age 69, became our Chief Operating Officer and Secretary on October 1, 2012 and was named Chief Executive Officer and President effective July 6, 2018. Dr. Shlevin previously had been employed at the Georgia Institute of Technology’s Advanced Technology Development Center as Principal and Manager of bioscience commercialization efforts since November 2009, where he has assisted faculty in identifying technology worthy of commercialization, catalyzed formation of new start-up bioscience companies, and mentored new company management. From October 2008 to November 2009, he served as Head of Operations and Commercial Development for Altea Therapeutics Corporation, an advanced drug delivery company focused on the delivery of therapeutic levels of water-soluble biotherapeutics and small drugs through the skin. At Altea, he was responsible for pharmaceutical research and development, clinical research, regulatory affairs, engineering, clinical and commercial manufacturing, quality assurance, information technology, facility operations and finance. From July 2006 to September 2008, Dr. Shlevin served as the President and Chief Executive Officer of Tikvah Therapeutics, Inc., a start-up pharmaceutical enterprise focused on later-stage development of neuroscience therapeutics. From May 2000 to December 2005, he served as President and CEO of Solvay Pharmaceuticals, Inc. (US). In January 2006, he was promoted to a global senior Vice President role within Solvay Pharmaceuticals, SA and member of the Board of Solvay Pharmaceuticals, SA, until his resignation in June 2006.

Jack W. Callicutt, age 51, became our Chief Financial Officer on July 1, 2013 and was appointed Secretary on July 6, 2018. From August 2012 through June 2012, Mr. Callicutt was the Chief Financial Officer of REACH

Health, Inc., a telemedicine technology company headquartered in Alpharetta, GA. From April 2010 through August 2012, Mr. Callicutt was the Chief Financial Officer of Vystar Corporation, a publicly-traded company that holds proprietary technology to remove antigenic proteins from natural rubber latex. Prior to that Mr. Callicutt was Chief Financial Officer of IVOX, Inc., Tikvah Therapeutics and Corautus Genetics, a publicly-traded biotechnology company which was developing gene therapy for treatment of cardiovascular disease. Mr. Callicutt previously spent more than fourteen years in public accounting, most recently as a senior manager at Deloitte, where he specialized in technology companies from 1989 to 2003. Mr. Callicutt is a Certified Public Accountant and graduated with honors from Delta State University with a B.B.A. in accounting and computer information systems.

J. Rex Horton, age 48, became the Company’s Executive Director of Regulatory Affairs and Quality Assurance in January 2013. Mr. Horton most recently was Director of Regulatory Affairs at Chelsea Therapeutics, where he successfully led the organization through its first NDA filing and favorable FDA Advisory Committee Meeting. In past leadership roles at Solvay Pharmaceuticals and Abbott Laboratories, he led approval efforts for key products including Androgel® Stickpack, Creon® Capsules and Luvox® CR Capsules. He has also provided chemistry, manufacturing and controls (CMC) regulatory leadership and support of INDs and NDAs, including Estrogel® and Androgel® Pump. Mr. Horton was a member of the executive leadership team that successfully implemented solutions to significant regulatory issues encountered by Solvay in its interactions with the FDA. Mr. Horton earned his Bachelor’s degree in industrial/manufacturing & systems engineering from The Georgia Institute of Technology. He is a member of the Regulatory Affairs Professional Society (RAPS), Drug Information Association (DIA) and American Association of Pharmaceutical Scientists (AAPS).

Eliezer Zomer, Ph.D., age 71, has been our Executive Vice President of Manufacturing and Product Development since the Company’s inception in 2000. Prior to joining our Company, Dr. Zomer had been the founder of Alicon Biological Control, where he served from November 2000 to July 2002. From December 1998 to July 2000, Dr. Zomer served as Vice President of Product Development at SafeScience, Inc. and Vice President of Research and Development at Charm Sciences, Inc. from June 1987 to November 1998. Dr. Zomer received a B. Sc. degree in industrial microbiology from the University of Tel Aviv in 1972, a Ph.D. in biochemistry from the University of Massachusetts in 1978, and undertook a post-doctoral study at the National Institute of Health.

Adam E. Allgood, Pharm.D., R.Ph, age 54, became our Executive Director of Clinical Development on June 29, 2015. Dr. Allgood was most recently associate director of global pharmaceutical regulatory affairs at UCB Inc., a multinational biopharmaceutical company, from October 2011 to May 2015. His prior positions include leadership roles at Abbott Laboratories from February 2009 to September 2011 in regulatory affairs and Solvay Pharmaceuticals from January 1988 to January 2009 in clinical development and medical affairs, spanning a variety of therapeutic areas including gastroenterology, immunology, rheumatology, neurology, and women’s health. Dr. Allgood earned his Doctor of Pharmacy (Pharm.D.) degree summa cum laude from Mercer University College of Pharmacy and Health Sciences in Atlanta and is a Registered Pharmacist (R.Ph.). He is a member of the American Pharmacists Association (APHA), and the Association of the United States Army (AUSA).

None of the directors, executive officers and key employees share any familial relationship.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes of ownership of such securities with the SEC. Except as set forth below, all reports were timely filed during the fiscal year ended December 31, 2018.

On May 29, 2018, Kary Eldred filed a Form 3 relating to his appointment as a director of the Company on May 22, 2018. Upon the reporting person’s appointment as a director, he also received a grant of stock options on May 22, 2018. The reporting person filed a Form 4 relating to such grant on May 29, 2018. Both of these referenced filings should have been made within two business days of the date of grant of the stock options.

On June 18, 2018, Harold H. Shlevin filed a Form 4 reporting the acquisition of a stock option, which was granted on June 8, 2018. The Form 4 should have been filed within two business days after the date of grant.

On June 20, 2018, each of 10X Fund, L.P. and 10X Capital Management, LLC, the general partner of 10X Fund, L.P., filing jointly, and James C. Czirr, the managing member of 10X Capital Management, LLC, filing separately, reported on Forms 4 (i) the disposition by 10X Fund, L.P. of 31,860 shares of common stock on June 14, 2018, (ii) a separate disposition by 10X Fund, L.P. of 44,525 shares of common stock also on June 14, 2018, (iii) a disposition of 15,475 shares of common stock by 10X Fund, L.P. on June 15, 2018, and (iv) a disposition of 60,000 shares of common stock by 10X Fund, L.P. on June 18, 2018. The above transactions on June 14, 2018 and June 15, 2018, should have been reported on Forms 4 within two business days of the respective transactions.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee is responsible for creating and reviewing the compensation of the Company’s executive officers, as well as overseeing the Company’s compensation and benefit plans and policies and administering the Company’s equity incentive plans. The following Compensation Discussion and Analysis (“CD&A”) describes our 2018 executive compensation program and explains the Company’s compensation philosophy, policies, and practices, focusing primarily on the compensation of our named executive officers, or NEOs. This CD&A is intended to be read in conjunction with the tables that follow, which provide detailed historical compensation information for our following NEOs:

Name	Title
Peter G. Traber, M.D.	Chief Executive Officer, President and Chief Medical Officer until July 6, 2018
Harold H. Shlevin, Ph.D.	Chief Operating Officer until July 6, 2018, then Chief Executive Officer and President
Jack W. Callicutt	Chief Financial Officer

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

Executive Compensation Review and Design

The Company has historically conducted a review of the aggregate level of its executive compensation, as well as the mix of elements used to compensate its NEOs. The Company has based this review primarily on the experience of the members of the Compensation Committee and our Board, many of whom sit on the boards of directors of, or have previously advised, numerous companies, including companies in the life sciences industry.

At our 2016 annual meeting of stockholders approximately 91% of our outstanding common stock voting on the matter voted in favor of the compensation of our NEOs, as disclosed in the proxy materials for the 2016 annual meeting. At our 2013 annual meeting, the holders of approximately 62% of our outstanding common stock voting on the matter voted in favor of holding the stockholder advisory vote every three years. As a result of such vote, our Board decided to hold the “Say-on-Pay” advisory vote every three years. Accordingly, the Company’s next “Say-on-Pay” advisory vote on the compensation of our NEOs will be held at our 2019 annual meeting of stockholders.

In 2014 and 2015, the Compensation Committee undertook a review of our compensation policies and practices and retained the compensation consulting firm of Barney & Barney LLC to provide compensation information and analysis with respect to the life science and healthcare industry and with respect to our peer companies within the industry. Barney & Barney LLC reviewed information from industry and other sources, surveys and databases, including publicly-available compensation information of other companies with which we compete, to gauge the competitiveness of our compensation programs. Barney & Barney LLC then reported its findings to the Compensation Committee, with recommendations to bring the Company’s executive compensation closer to the 50th percentile of the total compensation of our competitor companies. These findings continued to inform the Compensation Committee’s decisions on compensation in subsequent years, including 2018.

The Compensation Committee plans to use a compensation consultant in the future and to take into account publicly-available data relating to the compensation practices and policies of other companies within and outside our industry. For 2019 and future years, the Compensation Committee intends to benchmark its executive compensation program to target the 50th percentile of the total compensation programs of our competitor companies; however, adjusted as deemed to be in the best interest of the Company to assure retention of key employees as the Phase 3 clinical trial is designed and commenced.

Elements of Executive Compensation

The compensation program for the Company’s NEOs consists principally of three components:

•	base salary;

•	performance and retention bonuses;

•	long-term compensation in the form of equity-based awards.

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

In June 2018 after the resignation of Dr. Traber from his position as Chief Executive Officer, President and Chief Medical Officer, the Compensation Committee reviewed the base salaries of our NEOs, taking into account the considerations described above. As a result, as a result of his election as Chief Executive Officer and President, Dr. Shlevin’s base salary was adjusted to $500,000 effective June 6, 2018. As a result of his election to Secretary, Mr. Calllicutt’s base salary was adjusted to $285,000.

Name	2018 Base Salary	2017 Base Salary
Peter G. Traber, M.D.	$512,500	$512,500
Harold H. Shlevin, Ph.D.	$500,000	$260,000
Jack W. Callicutt	$285,000	$260,000

For 2019, the Compensation Committee made no adjustments to the base salaries of our NEO’s.

Performance Bonuses

In addition to the payment of base salaries, the Company believes that annual performance bonuses can play an important role in providing appropriate incentives to its NEOs to achieve the Company’s strategic objectives. In prior years, performance bonuses were awarded based on the Company’s Employee Short-Term and Long-Term Incentive Program (the “Program”), which was adopted for executives and employees of the Company. The Program is a performance-based program and was adopted in recognition of the importance of aligning executive and employee interests with that of our stockholders. Our Program is designed to reward the efforts of our executives and employees and to be competitive in attracting and retaining them. There are two elements of the Program: (1) a short-term incentive in the form of cash bonuses and (2) a long-term incentive in the form of stock option grants. The cash bonus incentive is targeted to be up to 30% to 50% of the NEO’s base salary as of the end of the applicable year. Half of each NEO’s annual performance bonus is based upon achievement of the Company’s documented performance objectives for the year and the other half is based upon achievement of individual performance objectives set for the year. In 2018, however, in lieu of the standard individual performance objectives, the Board approved potential cash incentive bonuses (the “Transaction Bonuses”) applicable only to employees who were employed by the Company on January 1, 2018, including Peter G. Traber, Harold H. Shlevin and Jack W. Callicutt.

The potential Transaction Bonuses are payable in connection with a Transaction (as defined below). A “Transaction” is (i) any licensing, development, partnership, or similar arrangements relating to any of the Company’s drug candidates (a “Partnership Transaction”) or (ii) the acquisition of the Company or any of its material assets (an “Acquisition Transaction”). The amounts payable pursuant to the Transaction Bonuses will be equal to 10% of the recipient’s 2018 base salary for each $50 million payable to the Company or the Company’s shareholders, as applicable, pursuant to the Transaction to the extent paid in cash or marketable securities, up to a maximum payment of 300% of base salary. If Transaction is a Partnership Transaction and payments to the Company are deferred or otherwise made over time, the amount of the Transaction Bonuses will be based on the Board’s reasonable estimate of the value of the Transaction. To be entitled to receive a Transaction Bonus, if the Transaction is an Acquisition Transaction, an individual must be employed by the Company on the date the Transaction is consummated, or, if the Transaction is a Partnership Transaction, an individual must be employed by the Company on the date that the definitive transaction agreement(s) are executed. No Transaction Bonuses were earned in 2018.

Additionally, the Board also approved retention bonuses payable to certain employees of the Company, including Dr. Traber, Dr. Shlevin and Mr. Callicutt, equal to 75% of such employee’s 2018 salary (the “Retention Bonuses”) if such employees remained employed by the Company through December 31, 2018 and based upon the annualized salary level in effect on such date. If no Transaction was consummated on or prior to December 31, 2018, then the Retention Bonuses was payable no later than January 15, 2019. If a Transaction was consummated on or prior to December 31, 2018, each eligible employee was to receive that portion of the Retention Bonus equal to any cash bonuses paid to such employee for 2017 on or before January 15, 2019. The balance of the Retention Bonus was to be payable in equal monthly installments over a period of six (6) months, but only if the employee remains employed by the Company on the applicable payment date unless the employee’s employment is terminated by the Company without cause (or as a result of the death or disability of the employee), in which case any unpaid portion of the Retention Bonus was to be paid immediately upon such termination. As stated above, Dr. Traber resigned from the Company effective July 6, 2018 and therefore, no bonuses of any kind were paid to him for 2018.

Name	Retention Bonus Amount	Awarded Amount As % of Base Salary
Peter G. Traber, M.D.	$0	0%
Harold H. Shlevin, Ph.D.	$375,000	75%
Jack W. Callicutt	$213,750	75%

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

There were no grants to NEO’s in 2017; however, on January 15, 2018, the NEOs were awarded the options noted below based on 2017 performance. Of the options, 25% vested immediately upon grant, 25% vesedt on June 30, 2018 and 50% vested on December 31, 2018. The exercise price of the options is set at the closing price of our stock as of the grant date.

Name	Grant Date	Number of Securities Underlying Options	Exercise Price
Peter G. Traber, M.D.	1/5/2018	125,000	$5.87
Harold H. Shlevin, Ph.D.	1/5/2018	90,000	$5.87
Jack W. Callicutt	1/5/2018	90,000	$5.87

On May 22, 2018, the NEOs were awarded the options noted below for 2018. Of the options, 25% vested immediately upon grant, 25% vested on June 30, 2018 and 50% vested on December 31, 2018. The exercise price of the options is set at the closing price of our stock as of the grant date.

Name	Grant Date	Number of Securities Underlying Options	Exercise Price
Peter G. Traber, M.D.	5/22/2018	125,000	$4.16
Harold H. Shlevin, Ph.D.	5/22/2018	90,000	$4.16
Jack W. Callicutt	5/22/2018	90,000	$4.16

Additionally, in conjunction with his election to Chief Executive Officer and President effective June 6, 2018, Dr. Shlevin was awarded an additional stock option grant on that date for 35,000 options with an exercise price of $6.17. Of the options, 25% vested on June 30, 2018 and 25% vested on September 30, 2018, and 50% vested on December 31, 2018. The exercise price of the options is set at the closing price of our stock as of the grant date.

Material Terms of Employment Contracts of Named Executive Officers

Set forth below are descriptions of the principal terms of the employment agreements for each of our NEOs. Each employment agreement provides for post-termination restrictive covenants and payments due upon termination of employment or change in control of the Company, which is provided in further detail under the section entitled “Potential Payments Upon Termination or Change in Control.” We had an employment agreement with Dr. Traber however due to his resignation effective July 6, 2018 the material terms are not presented below.

Harold H. Shlevin, Ph.D., Chief Operating Officer

We entered into an amended and restated employment agreement with Dr. Shlevin on December 11, 2014. The agreement provides for an initial term from December 11, 2014 through December 31, 2015, and automatically renews for additional one-year periods, unless otherwise terminated by either party. In accordance with the terms of the agreement, Dr. Shlevin received a base salary of $230,000 per year beginning in 2015 and received an annual performance bonus based on attainment of one or more pre-established individual and/or Company performance goals established by the Compensation Committee. Effective March 31, 2015, Dr. Shlevin’s annual base salary was increased to $250,000 and was increased again to $260,000 in February 2016. Dr. Shlevin’s target performance bonus opportunity in a given year may not be less than 30% of his base salary in such year.

On June 8, 2018, we entered into a first amendment to the employment agreement with Dr. Shlevin in recognition of his appointment as Chief Executive Officer and President of the Company. In accordance with the amendment, Dr. Shlevin will receive a base salary of $500,000, was granted 35,000 stock options as noted above, and his target bonus opportunity was increased to 50% of his base salary.

Jack W. Callicutt, Chief Financial Officer

We entered into an employment agreement with Mr. Callicutt dated July 1, 2013 (the “Callicutt Employment Agreement”), in conjunction with Mr. Callicutt’s appointment as our Chief Financial Officer. Pursuant to the terms of the Callicutt Employment Agreement, Mr. Callicutt received an initial base salary of $175,000 and was eligible to receive a performance bonus equal to 20% of his base salary. Effective March 31, 2015, Mr. Callicutt’s annual base salary was increased to $240,000, and his annual base salary was increased again to $260,000 in February 2016. He also received a signing bonus of $10,000. In addition to his cash compensation, the Company awarded Mr. Callicutt a grant of options to purchase 200,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on July 1, 2013, with 25,000 shares vesting on December 31, 2013, 50,000 shares vesting on December 31, 2014, 50,000 shares vesting on December 31, 2015 and 75,000 shares vesting on December 31, 2016. The options were granted pursuant to the 2009 Incentive Compensation Plan and expire ten years after the date of grant.

On August 11, 2017, we entered into an amendment to the Callicutt Employment Agreement with Mr. Callicutt (the “Amendment”). The Amendment was entered into to correct an error in the severance provision of the Callicutt Employment Agreement. Pursuant to the Amendment, if Mr. Callicutt’s employment with the Company is terminated by the Company “without cause,” or by Mr. Callicutt for “good reason,” (as such terms are defined in his agreement) he shall receive severance equal to: 3 months’ base salary if such termination occurred within 12 months of July 1, 2013 (the “Commencement Date”); 6 months’ base salary if such termination occurred between 12 and 18 months after the Commencement Date; or 9 months’ base salary if such termination occurs after the date that is 18 months after the Commencement Date, plus, in each case, a portion of the performance bonus for the then-current year based on the number of days elapsed in the year. Prior to the Amendment, the Callicutt Employment Agreement did not provide for any severance if Mr. Callicutt’s employment with the Company was terminated by the Company “without cause,” or by Mr. Callicutt for “good reason” after the date that was 24 months after the Commencement Date. Mr. Callicutt’s target bonus opportunity was also increased to 30% of his base salary.

Employee Benefits & Perquisites

From time to time, the Company has provided the NEOs with employee benefits and perquisites that our Board believes are reasonable. Our NEOs are eligible to participate in the same broad-based employee benefit plans that are offered to our other employees, such as health insurance, disability insurance, life insurance and a 401(k) plan. These benefits are provided as part of the basic conditions of employment for all of our employees, and therefore providing them to our NEOs does not represent a significant incremental cost to us. The Company does not view employee benefits and perquisites as a significant element of its comprehensive compensation structure, but does believe they can be useful in attracting, motivating, and retaining the executive talent for which the Company competes. The Company believes that these additional benefits may assist the NEOs in performing their duties and provide time efficiencies for the NEOs in appropriate circumstances, and the Company may consider providing additional employee benefits and perquisites in the future. All future practices regarding employee benefits and perquisites will be approved and subject to periodic review by the Compensation Committee.

COMPENSATION COMMITTEE REPORT

The following report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this proxy statement. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

COMPENSATION COMMITTEE

Gilbert S. Omenn, M.D., Ph.D., Chairman
Gilbert F. Amelio, Ph.D.
Joel Lewis

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to our NEOs for the fiscal years ended December 31, 2018, 2017 and 2016.

Name and Principal Position	Year		Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
Peter G. Traber, M.D.	2018	(3)	270,211	—	993,499	44,899	(4)	1,308,609
Former Chief Executive Officer & President	2017		512,500	299,492	—	65,397	(5)	877,389
	2016		512,500	160,877	288,136	60,567	(6)	1,022,080
Harold H. Shlevin, Ph.D.,	2018		395,833	375,000	891,113	68,869	(7)	1,730,815
Chief Executive Officer & President	2017		260,000	91,163	—	53,992	(8)	405,155
	2016		260,000	50,920	140,587	48,118	(9)	499,625
Jack W. Callicutt,	2018		275,278	213,750	715,319	62,150	(10)	1,266,497
Chief Financial Officer	2017		260,000	91,163	—	54,848	(11)	406,011
	2016		260,000	54,172	140,587	49,097	(12)	503,856

(1)	Bonuses for 2018 were paid in January 2019. Bonuses for 2017 were paid in January 2018. Bonuses for 2016 were paid in February 2017.

(2)

Represents the aggregate grant date fair value of option awards made during 2018, 2017 and 2016 computed in accordance with the Stock Compensation Topic of the FASB ASC, as modified of supplemented. Fair value was calculated using the Black-Scholes options pricing model. For a description of the assumptions used to determine these amounts, see Note 7 of the Notes to the Consolidated Financial Statements in our Annual Reports on Form 10-K (or Form 10-K/A, as applicable) for the fiscal years ended December 31, 2018, 2017 and 2016.

(3)	Dr. Traber resigned from the Company effective July 6, 2018. He received no compensation after that date.
(4)	Includes $33,899 for health and other insurance and $11,000 for 401(k) plan contributions.
(5)	Includes $54,597 for health and other insurance and $10,800 for 401(k) plan contributions.
(6)	Includes $49,967 for health and other insurance and $10,600 for 401(k) plan contributions.
(7)	Includes $60,634 for health and other insurance and $8,235 for 401(k) plan contributions.
(8)	Includes $45,927 for health and other insurance and $8,065 for 401(k) plan contributions.
(9)	Includes $39,994 for health and other insurance and $8,124 for 401(k) plan contributions.
(10)	Includes $51,910 for health and other insurance and $10,240 for 401(k) plan contributions.
(11)	Includes $46,765 for health and other insurance and $8,083 for 401(k) plan contributions.
(12)	Includes $40,972 for health and other insurance and $8,125 for 401(k) plan contributions.

GRANTS OF PLAN-BASED AWARDS IN 2018

Name	Grant Date		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Peter G. Traber, M.D.	01/15/2018	(1)								125,000	$5.87	$570,738	(2)
	5/22/2018	(1)								125,000	$4.16	$422,761	(2)
	—
Harold H. Shlevin, Ph.D.	01/15/2018	(1)								90,000	$5.87	$410,931	(2)
	5/22/2018	(1)								90,000	$4.16	$304,388	(2)
	6/8/2018	(1)								35,000	$6.17	$175,793	(2)
	—
Jack W. Callicutt	01/15/2018	(1)								90,000	$5.87	$410,931	(2)
	5/22/2018	(1)								90,000	$4.16	$304,388	(2)
	—

(1)	Grants of stock options under our 2009 Incentive Compensation Plan in accordance with the Program.
(2)

Represents the grant date fair value of option awards based upon the Black Scholes valuation model made in 2018. For a description of the assumptions used to determine these amounts, see footnote 7 to the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 201

The following table sets forth information regarding all outstanding equity awards held by the NEOs at December 31, 2018. The exercise price of the options is set at the closing price of our stock at the date prior to or as of the date of grant. Outstanding options have been approved by our Compensation Committee and our Board.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Peter G. Traber, M.D. (5)	—		—			—		—	—	—	—
Harold H. Shlevin, Ph.D.	38,000	(1)	—			13.38	01/21/2024	—	—	—	—
	7,915	(2)	791	(2)		1.37	01/20/2026
	90,000	(3)	—			5.87	01/15/2028
	90,000	(4)	—			4.16	05/22/2028
	35,000	(4)	—			6.17	06/08/2028
Jack W. Callicutt	26,000	(1)	—			13.38	01/21/2024	—	—	—	—
	7,915	(2)	791	(2)		1.37	01/20/2026
	90,000	(3)	—			5.87	01/15/2028
	90,000	(4)	—			4.16	05/22/2028

(1)	25% of the options vested on January 21, 2014, the grant date with the remainder vested ratably on a monthly basis over a three-year period.
(2)	25% of the options vested on January 29, 2015, the grant date, with the remainder vesting ratably on a monthly basis over a three-year period.
(3)	25% of the options vested on January 15, 2018 (grant date), 25% vested on June 30, 2018, and 50% vested on December 31, 2018.
(4)	25% of the options vested on June 30, 2018, 25% vested on September 30, 2018, and 50% vested on December 31, 2018.
(5)	Dr. Traber resigned effective July 6, 2018 and had no outstanding stock option or stock awards as of December 31, 2018.

Option Exercises and Stock Vested Table in 2018

The following table sets forth the number of shares and value realized by the named executive officers during 2018 on the exercise of stock options and the vesting of restricted stock (or restricted stock units).

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Peter G. Traber, M.D. (3)	393,369	2,512,906	—	—
Harold H. Shlevin, Ph.D	367,294	1,394,518	—	—
Jack W. Callicutt	405,294	1,820,755	—	—

(1)

The value realized on the exercise of options was calculated by multiplying the number of options exercised on the applicable exercise date by the difference between the closing market price of the shares on such date and the exercise price of the options.

(2)

The value realized on the vesting of restricted stock (or restricted stock units) was calculated by multiplying the number of shares vesting on the applicable vesting date by the closing market price of the shares on such date.

(3)	Represents transactions occurring prior to Dr. Traber’s resignation from the Company effective July 6, 2018.

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

Potential Payments Upon Termination or Change in Control

This section describes the limited benefits that would be provided to our NEOs under our executive compensation plans upon a change of control of the Company or following termination of employment (provided, in some cases further described below, the termination must be a “separation from service” as defined in Code Section 409A). We also provide a table below showing the potential benefits payable to each of our NEOs upon a change of control of the Company or following termination of employment as of December 31, 2018.

2009 Incentive Compensation Plan

Under our 2009 Incentive Compensation Plan, the options we have granted will become immediately vested and exercisable upon a change of control. Upon termination of employment for cause, all outstanding options immediately terminate. Options remain exercisable for one year following termination due to the executive’s death or disability or retirement, or for twelve months after termination for any other reason other than for cause.

Under the 2009 Incentive Compensation Plan, change of control is defined as:

(1)

the acquisition of beneficial ownership of 50% or more of either the value of then outstanding equity securities of the Company or the combined voting power of our securities, except for any acquisition directly from us, any acquisition by us or any person that owns a controlling interest in the Company, or any acquisition by any of our employee benefit plans;

(2)

during any period of three (3) consecutive years, a majority of the Board is no longer comprised of individuals who, as of the beginning of that period, constituted our Board and individuals whose nomination for election was approved by the Board;

(3)

a reorganization, merger, statutory share exchange or consolidation or similar transaction, a sale or other disposition of all or substantially all of the assets of the Company, or the acquisition of assets or equity of another entity by the Company, in each case unless (i) substantially all of the owners, respectively, of our outstanding shares of common stock or the combined voting power of our securities immediately before the transaction beneficially own more than 50% of, respectively, the common stock and the combined voting power of the securities of the resulting corporation, in substantially the same proportions as their ownership immediately prior to the transaction, (ii) no person owns 50% of, respectively, the common stock and the combined voting power of the securities of the resulting corporation, unless such ownership existed prior to the transaction and (iii) at least a majority of the members of the board of directors of the resulting entity were members of the Board of Directors of the Company at the time of the execution of the initial agreement or of the action of the Board providing for such transaction ; or

(4)	approval by the stockholders of a complete liquidation or dissolution of the Company.

“Disability” is defined as a permanent and total disability (within the meaning of Code Section 22(e)), as determined by a medical doctor satisfactory to the Compensation Committee.

“Cause” means the failure by the executive to perform, in a reasonable manner, his or her duties as assigned by the Company, (ii) any violation or breach by the executive of his or her employment, consulting or other similar agreement with the Company, if any, (iii) any violation or breach by the executive of any non-competition, non-solicitation, non-disclosure and/or other similar agreement with the Company, (iv) any act by the executive of dishonesty or bad faith with respect to the Company, (v) use of alcohol, drugs or other similar substances in a manner that adversely affects the executive’s work performance, or (vi) the commission by the executive of any act, misdemeanor, or crime reflecting unfavorably upon the executive or the Company.

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

Dr. Traber voluntarily resigned from the Company effective July 6, 2018 and no termination or other benefits of any kind were paid to him post employment.

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

Jack W. Callicutt

Mr. Callicutt’s employment agreement, as amended, provides that, if his employment is terminated by the Company “without cause,” or by Mr. Callicutt for “good reason,” (as such terms are defined in his agreement) he shall receive severance equal to: 3 months’ base salary if such termination occurred within 12 months of July 1, 2013 (the “Commencement Date”); 6 months’ base salary if such termination occurred between 12 and 18 months after the Commencement Date; 9 months’ base salary if such termination occurs after 18 months after the Commencement Date, plus, in each case, a portion of the performance bonus for the then-current year based on the number of days elapsed in the year. If his employment is terminated “for cause”, subject to “cure rights” in certain instances, he is not entitled to severance. If the agreement is terminated within 12 months after a change of control by the Company “without cause,” or by Mr. Callicutt for “good reason,” Mr. Callicutt shall receive severance equal to 12 months’ base salary, a portion of the performance bonus for the then-current year based on the number of days elapsed in the year and immediate vesting of all unvested options.

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

The following table sets forth the potential benefits payable to our NEOs pursuant to the arrangements described above, assuming termination of employment or a change of control had occurred on December 31, 2018.

Benefit/Plan/Program	Peter G. Traber, M.D. (6)	Harold H. Shlevin, Ph.D.	Jack W. Callicutt
Options (1)	$—	$1,629	$1,629
Employment Agreement Change of Control Severance (2)	$—	$500,000	$285,000
Employment Agreement Termination Severance (3)	$—	$375,000	$213,750
Total value upon a change of control (4)	$—	$501,629	$286,629
Total value upon termination of employment due to death or disability (5)	$—	$0	$0

(1)

Amounts represent the potential value of unvested stock options held by the NEOs under the 2009 Incentive Compensation Plan that would have vested upon a change of control or upon termination of employment by reason of death or disability on December 31, 2018, based on a price of $3.43 per share, the closing price of our common stock on December 31, 2018.

(2)	Represents the amount of the severance and bonus payments that would have been payable to each participant upon a change of control on December 31, 2018.
(3)

Represents the amount of the severance and bonus payments that would have been payable to each participant upon a termination of employment by the Company without “cause” or by the executive for “good reason”.

(4)

Reflects the sum of (1) the value of accelerated vesting of options; (2) the value of shares of common stock received upon partial vesting of unvested performance shares; and (3) severance and bonus payments that would have been payable to each participant upon a change of control, in each case as of December 31, 2018.

(5)	Reflects the amounts payable under the executive’s employment agreement as a result of termination of employment due to death or disability as of December 31, 2018.
(6)	Amounts for Dr. Traber reflect actual amounts payable to Dr. Traber upon termination of his employment on July 6, 2018.

DIRECTOR COMPENSATION

The following table details the total compensation earned by our non-employee directors during the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($) (5)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)
Gilbert F. Amelio, Ph.D.	47,000	—	—	—	—	47,000
James C. Czirr	38,500	—	—	—	—	38,500
Kevin D. Freeman	46,000	—	—	—	—	46,000
Kary Eldred (1)	42,645	—	158,535	—	—	201,180
Joel Lewis	—	55,000	—	—	—	55,000
Gilbert S. Omenn, M.D., Ph.D.	45,000	—	—	—	—	45,000
Marc Rubin, M.D.	50,864	—	—	—	—	50,864
Stephen Shulman	41,444	—	—	—	—	41,444
Richard Uihlein	—	35,000	—	—	—	35,000
Theodore Zucconi, Ph.D. (2)	9,625	—	—	—	—	9,625

(1)	Mr. Eldred was elected to the board for the first time on May 22, 2018.

(2)	Dr. Zucconi was not nominated for reelection to the board and his service ended on May 22, 2018.
(3)

Represents the grant date fair value of option awards based upon the Black Scholes valuation model made in 2018. Options were granted on May 22, 2018 and will vest in full on May 22, 2019. For a description of the assumptions used to determine these amounts, see Note 7 to the Notes to the Consolidated Financial Statements herein our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

(4)	Excludes travel expense reimbursements.
(5)	Mr. Lewis and Mr. Uihlein elected to receive restricted stock in lieu of cash retainer for their service. The restricted shares vested in full on December 14, 2018.

Name	Number of Shares Subject to Option Awards Held as of December 31, 2018
Gilbert F. Amelio, Ph.D.	103,750
James C. Czirr	700,125
Kary Eldred	46,875
Kevin D. Freeman	94,839
Joel Lewis	62,250
Gilbert S. Omenn, M.D., Ph.D.	103,750
Marc Rubin, M.D.	93,750
Stephen Shulman	46,875
Richard Uihlein	46,875
Theodore Zucconi, Ph.D.	36,893

TOTAL	1,335,982

For a more detailed description of the assumptions used for purposes of determining grant date fair value, see Note 7 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included herein the Form 10-K for the 2018 fiscal year.

We also reimburse our directors for reasonable travel and other related expenses.

Pursuant to the Company’s cash compensation program for directors non-employee directors of the Company will receive an annual cash retainer of $35,000. Each Nominating and Corporate Governance Committee member will receive an additional cash retainer of $3,500; each Compensation Committee member will receive an additional cash retainer of $5,000; and each Audit Committee member will receive an additional cash retainer of $7,500. In addition to the annual fee and committee membership retainers, the Nominating and Corporate Governance Committee Chairman will receive an annual cash retainer of $3,500; the Compensation Committee Chairman will receive an annual cash retainer of $5,000; and the Audit Committee Chairman will receive an annual cash retainer of $7,500. Additionally, in December 2016, the Board approved cash retainers of $3,500 to be paid to each member of the Board’s investor relation/public relations committee.

On January 16, 2019, stock option grants were made to non-employee directors which vest 100% on January 16, 2020. The Chairman was granted 40,000 stock options, the chairs of the Nominating and Corporate Governance Committee, the Audit Committee and the Compensation Committee were each granted 35,000 stock options and remaining non-employee directors were each granted 25,000 stock options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 20, 2019, certain information concerning the beneficial ownership of our common stock and Series A Preferred Stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors, new director nominee and named executive officers, and (iii) all of our executive officers, directors and new director nominee as a group. The table also sets forth, in its final column, the combined voting power of the voting securities on all matters presented to the stockholders for their approval at the Annual Meeting, except for such separate class votes as are required by law.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after February 20, 2019 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned (2)		Percent of Common Stock (3)	Shares of Series A Preferred Stock Beneficially Owned		Percent of Series A Preferred Stock (4)
5% Stockholders
James C. Czirr	13,949,651	(5)	26.8%	100,000		7.3%
10X Fund, L.P. (8)	12,343,229	(6)	24.0%	—		—
David Smith (9)	—		—	175,000		12.7%
Fivex LLC (9)	—		—	100,000	(7)	7.3%
Richard E. Uihlein (11)	5,203,202	(12)	10.8%	—		—
Directors, New Director Nominee and Other Named Executive Officers
James C. Czirr	13,949,651	(5)	26.8%	100,000		7.3%
Gilbert F. Amelio, Ph.D.	154,614		*	—		—
Kevin Freeman	301,110	(10)	*	—		—
Joel Lewis	127,383		*	—		—
Gilbert S. Omenn, M.D., Ph.D.	179,144		*	50,000		3.6%
Marc Rubin, M.D.	114,331		*	—		—
Stephen Shulman	58,875		*	—		—
Richard E. Uihlein	5,203,202	(12)	10.8%	—		—
Kary Eldred	820,029	(13)	1.8%	—		—
Harold H. Shlevin, Ph.D.	261,706		*	—		—
Jack W. Callicutt	215,966		*	—		—
All executive officers and directors as a group (11 persons)	21,386,011	(14)	38.2%	150,000		10.9%

*	Less than 1%.
(1)	Except as otherwise indicated, the address for each named person is c/o Galectin Therapeutics Inc., 4960 Peachtree Industrial Blvd., Suite 240, Norcross, GA 30071.

(2)

Includes the following number of shares of our common stock issuable upon exercise of outstanding stock options granted to our named executive officers and directors that are exercisable within 60 days after February 20, 2019.

Directors, Nominees and Named Executive Officers	Options Exercisable Within 60 Days
James C. Czirr	700,125
Gilbert F. Amelio, Ph.D.	0
Marc Rubin, M.D.	93,750
Gilbert S. Omenn, M.D., Ph.D	103,750
Kevin Freeman	94,839
Kary Eldred	369,109
Joel Lewis.	62,250
Richard E. Uihlein.	46,875
Harold Shlevin, Ph.D.	261,706
Jack Callicutt	215,966

All executive officers and directors as a group	1,948,370

(3)

For each named person and group included in this table, percentage ownership of our common stock is calculated by dividing the number of shares of our common stock beneficially owned by such person or group by the sum of (i) 45,550,226 shares of our common stock outstanding as of February 20, 2019 and (ii) the number of shares of our common stock that such person has the right to acquire within 60 days after February 20, 2019.

(4)	Based on 1,327,500 shares of Series A preferred stock outstanding as of February 20, 2019.
(5)

Includes (i) 12,343,229 shares of common stock held by 10X Fund, L.P., as to which Mr. Czirr, in his capacity as a managing member of 10X Capital Management Fund, LLC, a Florida limited liability company and general partner of 10X Fund (referred to herein as 10X Management) has shared voting and investment power, and disclaims beneficial ownership, which shares consist of: 5,823,680 common shares issuable upon exercise of warrants; shares of common stock acquired upon exercise of warrants; and common shares issued as stock dividends paid on the Series B preferred stock which is net of shares sold or distributed to 10X Fund, L.P.; and (ii) 1,606,422 shares of common stock owned directly by Mr. Czirr, consisting of 889,630 shares of common stock owned by Mr. Czirr, 700,125 shares issuable upon the exercise of vested stock options owned by Mr. Czirr, and 16,667 shares of our common stock issuable upon conversion of Series A preferred stock owned by Mr. Czirr.

(6)

Includes 5,823,680 common shares issuable upon exercise of warrants; shares of common stock acquired upon exercise of warrants; and common shares issued as stock dividends paid on the Series B preferred stock which is net of shares sold or distributed to 10X Fund limited partners, as to which Mr. Czirr, in his capacity as a managing member of 10X Capital Management Fund, LLC, a Florida limited liability company and general partner of 10X Fund, has voting and investment power, and disclaims beneficial ownership, of these securities.

(7)

Mr. Smith is the manager of Fivex LLC, a Connecticut limited liability company, and may be deemed to have voting and investment control over, but disclaims beneficial ownership of, the shares of Series A preferred stock.

(8)	Contact: c/o 10X Capital Management, LLC at Investment Law Group attn: Bob Mottern 545 Dutch Valley Road NE, Suite A, Atlanta, GA 30324.
(9)	Contact: c/o David Smith 34 Shorehaven Road E., Norwalk, CT 06855.
(10)

Includes 166,728 shares of the Company’s common stock managed by Cross Consulting and Services, LLC, a Texas limited liability company, d/b/a Freeman Global Investment Counsel. Mr. Freeman, in his capacity as CEO of Freeman Global Investment Counsel, has voting and investment control over, but disclaims beneficial ownership of, these shares.

(11)	Contact: c/o Uline Corporation, 12575 Uline Drive, Pleasant Prairie, WI 53158

(12)

Includes (i) 2,606,789 shares of common stock, (ii) 2,466,204 common shares issuable upon the exercise of common stock purchase warrants, (iii) 46,875 common shares issuable upon the exercise of common stock options, and (iv) 83,334 common shares issuable upon conversion of Series C preferred non-voting stock.

(13)

Includes 41,382 shares of common stock, 16,111 common stock purchase warrants, and 46,875 common stock options personally owned by Mr. Eldred and 409,538 shares of common stock and 306,123 common stock purchase warrants owned by trusts over which Mr. Eldred shares management control; however, Mr. Eldred disclaims beneficial ownership of the shares and warrants owned by such trusts.

(14)

Includes 5,823,680 common shares issuable upon exercise of warrants and common shares acquired upon exercise of warrants or issued as stock dividends on the Series B preferred stock net of shares sold or distributed to 10X Fund limited partners, as to which Mr. Czirr has voting and investment control but are counted one time for purposes of this total. For additional information about the beneficial ownership of our capital stock by Mr. Czirr, see note 5.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2018 about the securities issued, or authorized for future issuance, under our equity compensation plans, consisting of our 2001 Stock Incentive Plan, our 2003 Non-Employee Director Stock Incentive Plan, and our 2009 Incentive Compensation Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,213,979	$4.14	889,920
Equity compensation plans not approved by security holders (1)	500,000	$7.02	—

Total	2,713,979	$4.67	889,920

(1)

Represents grants by our Board for stock options granted to employees and consultants that are outside of the stockholder approved compensation plans. The shares underlying these grants are not registered upon exercise and have six month holding restrictions under Rule 144 of the SEC.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Certain Relationships and Related Transactions

Except as set forth below, since the beginning of fiscal year 2018, we did not participate in any transactions in which any of the Company Nominees, Series B Directors or Series B Nominees, executive officers, any beneficial owner of more than 5% of our common stock, nor any of their immediate family members, had a direct or indirect material interest.

Our Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, conduct an appropriate review of, and be responsible for the oversight of, all related party transactions on an ongoing basis. Except as set forth below, there were no related party transactions during the fiscal year ended December 31, 2018.

On December 19, 2017, the Company entered into a $10 million Line of Credit arrangement with Richard E. Uihlein, a director and shareholder who has an approximate 7% ownership interest in the Company on a fully-diluted basis at December 31, 2017. Originally, borrowings may be made by the Company through December 31, 2018. Borrowings bear interest at the Applicable Federal Rate for short term loans published by the Internal Revenue Service (2.7% in January 2019). All borrowings and interest are due on December 31, 2019 but may be prepaid without penalty. In connection with the Line of Credit agreement, the Company issued to Mr. Uihlein warrants to purchase 1 million shares of the Company’s common stock for $5 per share. Half of the warrants vested at closing of the Line of Credit and the other half vest ratably with borrowings under the agreement. As of the date of this Annual Report, there have been no borrowings under the Line of Credit.

On December 20, 2018, the Line of Credit arrangement was extended for one year for both borrowings and maturity. Further, on January 15, 2019, the Line of Credit arrangement was extended for an additional two years for both borrowings and maturity. After the second amendment to the Line of Credit arrangement, borrowings may be made through December 31, 2021 with repayment due on December 31, 2022. There was no additional consideration or benefits provided to Mr. Uihlein for any of the extensions of the Line of Credit.

Compensation Committee Interlocks and Insider Participation

None of our executive officers or directors serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

Board Determination of Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our board has determined that all of our directors other than Mr. Czirr are “independent directors” as defined by The NASDAQ Stock Market. Our board of directors also determined that Drs. Amelio, Rubin and Mr. Freeman, who comprise our nominating and governance committee, all satisfy the independence standards for such committees established by the SEC and the NASDAQ Marketplace Rules, as applicable. With respect to our audit committee, our board of directors has determined that Messrs. Lewis, Freeman and Eldred satisfy the independence standards for such committee established by Rule 10A-3 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable. Furthermore, the Nominating and Corporate Governance Committee, with concurrence by the Board, has determined that Mr. Lewis is an “audit committee financial expert” within the meaning of SEC rules. With respect to our compensation committee, our board of directors has determined that Drs. Omenn, Amelio and Mr. Lewis satisfy the independence standards for such committee established by Rule 10C-1 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable.

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

Item 14.	Principal Accountant Fees and Services

The Board of Directors has appointed Cherry Bekaert LLP as our independent auditors for the fiscal year ending December 31, 2018.

FEES PAID TO CHERRY BEKAERT LLP

	Fiscal Year 2018	Fiscal Year 2017
Audit Fees (1)	$155,000	$123,000
Audit-Related Fees (2)	23,300	3,550
Tax Fees	16,400	15,080
All Other Fees	—	—

Total Fees	$191,700	$141,630

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements dated December 31, 2018 and 2017 and the and the effectiveness of internal control over financial reporting for the Company as of December 31, 2018 included in our Annual Reports on Form 10-K for fiscal years then ended, and review of financial statements included in our Quarterly Reports on Form 10-Q for each fiscal quarter during the 2018 and 2017 fiscal years.

(2)

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

3. Exhibits

Exhibit Number	Description of Document

3.1*	Amended and Restated Articles of Incorporation of Galectin Therapeutics Inc., as amended

3.2	Amended and Restated Bylaws of Galectin Therapeutics Inc., as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.)

3.4	First Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on May 15, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2017.)

3.5	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series B-3 Convertible Preferred Stock of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on September 22, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

3.6	First Amendment to Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series B-3 Convertible Preferred Stock of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on May 15, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2017.)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Common Stock (Class W) of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on February 13, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2017.)

3.8	First Amendment to Certificate of Designation of Preferences, Rights and Limitations of Common Stock (Class W) of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on May 15, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2017.)

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series C Super Dividend Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of Nevada on December 30, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.)

Exhibit Number	Description of Document

3.10	Certificate of Change as filed with the Nevada Secretary of State on March 1, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)

4.1	Form of Class A-1 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.2	Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.3	Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.4	Amended Form of Class A-1 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.5	Amended Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.6	Amended Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.7	Form of Warrant Agreement between Galectin Therapeutics Inc. and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant certificate) (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)

4.8	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

4.9	Form of Class B-3 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

4.10	Form of Lock-Up Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

4.11	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

4.12	Form of Common Stock Purchase Warrant issued to Richard E. Uihlein (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 19, 2017.)

4.13	First Amendment to Common Stock Purchase Warrant, dated December 20, 2018, by and between Richard E. Uihlein and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 3, 2019.)

4.14	Second Amendment to Common Stock Purchase Warrant, dated January 11, 2019, by and between Richard E. Uihlein and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

4.15	Form of Amended and Restated Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

4.16	Form of Amended and Restated 10X Fund Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

10.1†	Pro-Pharmaceuticals, Inc. 2001 Stock Incentive Plan. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 filed with the Commission on November 14, 2001.)

Exhibit Number	Description of Document

10.2†	Pro-Pharmaceuticals, Inc. 2003 Non-employee Director Stock Incentive Plan. (Incorporated by reference to the Company’s Registration Statement on Form S-8, as filed with the Commission on October 22, 2003.)

10.3†	Form of Incentive Stock Option Agreement (under the 2001 Stock Incentive Plan). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.)

10.4†	Form of Non-Qualified Stock Option Agreement (under the 2003 Non-Employee Director Stock Incentive Plan). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as filed with the Commission on November 19, 2004.)

10.5	Form of Common Stock Purchase Warrant. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 15, 2008.)

10.6	Registration Rights Agreement dated February 12, 2009 between Pro Pharmaceuticals, Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

10.7†*	Galectin Therapeutics 2009 Incentive Compensation Plan (as amended).

10.8†	Form of Restricted Stock Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.9†	Form of Non-Qualified Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.10†	Form of Incentive Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.12†	Common Stock Purchase Warrant dated August 3, 2010 issued to Peter Traber. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2010.)

10.14	Form of Securities Purchase Agreement for Series C Super Dividend Convertible Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.)

10.15	Agreement dated January 21, 2011, between Pro-Pharmaceuticals, Inc. and 10X Fund L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

10.16†	Non-Qualified Stock Option Agreement dated March 7, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 9, 2011.)

10.17†	Employment Agreement dated March 31, 2011 between Eli Zomer and Pro-Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2011.)

10.18	Agreement dated April 22, 2011, between Pro-Pharmaceuticals, Inc. and Sigma-Aldrich, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 28, 2011.)

10.19†	Employment Agreement dated May 6, 2016 between Peter Traber, and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 10, 2016.)

Exhibit Number	Description of Document

10.21†	Non-Qualified Stock Option Agreement for Peter G. Traber, M.D. (Incorporated by reference to the Company’s Registration Statement on Form S-8, as filed with the Commission on August 15, 2011.)

10.22†	Non-Qualified Stock Option Agreement for James C. Czirr (Incorporated by reference to the Company’s Registration Statement on Form S-8, as filed with the Commission on August 15, 2011.)

10.23†	Amended and Restated Employment Agreement dated December 11, 2014 between Harold H. Shlevin and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 12, 2014.)

10.24†	First Amendment to Employment Agreement, dated June 8, 2018, by and between Galectin Therapeutics Inc. and Harold H. Shlevin, Ph.D. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 12, 2018)

10.25†	Amended and Restated Master Services Agreement dated February 1, 2013 between Galectin Therapeutics Inc. and CTI Clinical Trial Services, Inc. and CTI Clinical Consulting Services Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 10, 2013.)

10.26	Amended Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.27	Amended Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.28	Employment Agreement dated June 20, 2013 between Jack W. Callicutt and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.29†	Amendment to Employment Agreement dated August 11, 2017 between Jack W. Callicutt and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2017.)

10.30†	Stock Option Agreement with Thomas A. McGauley dated June 19, 2013 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.31†	Project Addendum (with Master Services Agreement), dated March 6, 2015, by and between Galectin Therapeutics Inc. and PPD Development, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 12, 2015.)***

10.32	Securities Purchase Agreement, dated November 19, 2015, by and among Galectin Therapeutics Inc. and the Purchasers identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.33	Placement Agency Agreement, dated November 19, 2015, by and between Galectin Therapeutics Inc. and Roth Capital Partners, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.34	Registration Rights Agreement, dated November 19, 2015, by and between Galectin Therapeutics Inc. and the Purchasers signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.35	Project Addendum Modification, dated March 11, 2016, by and between Galectin Therapeutics, Inc. and PPD Development, L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 15, 2016.)***

10.36	Jack W. Callicutt Retention Bonus Letter Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 20, 2016.)

Exhibit Number	Description of Document

10.37†	Harold H. Shlevin, Ph.D. Retention Bonus Letter Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 20, 2016.)

10.38†	Securities Purchase Agreement, dated September 22, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2016.)

10.39	Registration Rights Agreement, dated September 22, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2016.)

10.41	Form of Subscription Agreement entered into between Galectin Therapeutics Inc. and certain purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

10.42	Amendment to Securities Purchase Agreement, dated December 23, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

10.43	At Market Issuance Sales Agreement, dated May 19, 2017, by and between Galectin Therapeutics Inc. and FBR Capital Markets & Co. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on May 19, 2017.)

10.44	Line of Credit Agreement, dated December 19, 2017, by and between Galectin Therapeutics Inc. and Richard E. Uihlein. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 19, 2017.)

10.45	First Amendment to Line of Credit Agreement, dated as of December 20, 2018, by and between Richard E. Uihlein and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 3, 2019.)

10.46	Second Amendment to Line of Credit Letter Agreement, dated January 11, 2019, by and between Richard E. Uihlein and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

21.1*	Subsidiaries of Galectin Therapeutics Inc.

23.1*	Consent of Cherry Bekaert LLP, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.

#	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***

Galectin Therapeutics, Inc. has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2019.

GALECTIN THERAPEUTICS INC.

By:	/S/ Harold H. Shlevin
Name: Harold H. Shlevin, PhD. Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HAROLD H. SHLEVIN, PhD. Harold H. Shlevin.	Chief Executive Officer and President (principal executive officer)	March 6, 2019

/S/ JACK W. CALLICUTT Jack W. Callicutt	Chief Financial Officer (principal financial and accounting officer)	March 6, 2019

/S/ RICHARD E. UIHLEIN Richard E. Uihlein	Director and Chairman of the Board	March 6, 2019

/S/ MARC RUBIN Marc Rubin	Director	March 6, 2019

/S/ GILBERT F. AMELIO Gilbert F. Amelio	Director	March 6, 2019

/S/ JAMES C. CZIRR James C. Czirr	Director	March 6, 2019

/S/ KEVIN D. FREEMAN Kevin D. Freeman	Director	March 6, 2019

/S/ JOEL LEWIS Joel Lewis	Director	March 6, 2019

/S/ GILBERT S. OMENN Gilbert S. Omenn	Director	March 6, 2019

/S/ STEPHEN SHULMAN Stephen Shulman	Director	March 6, 2019

/S/ KARY ELDRED Kary Eldred	Director	March 6, 2019

Galectin Therapeutics Inc. and subsidiaries

1. Reports of Independent Registered Public Accounting Firm	F-1
2. Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3
3. Consolidated Statements of Operations for the years ended December 31, 2018 and 2017	F-4
4. Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017	F-5
5. Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017	F-7
6. Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Galectin Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Galectin Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting included in Item 9A — Controls and Procedures in the Company’s 2018 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

CHERRY BEKAERT LLP

We have served as the Company’s auditor since 2015.

Atlanta, Georgia

March 6, 2019

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,253	$3,053
Prepaid expenses and other current assets	579	766

Total current assets	8,832	3,819

Property and equipment, net	—	—
Other	174	342
Intangible assets, net	—	—

Total assets	$9,006	$4,161

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$297	$608
Accrued expenses	1,512	2,292
Accrued dividends payable	299	68

Total current liabilities	2,108	2,968

Total liabilities	2,108	2,968

Commitments and contingencies (Note 10)
Series C 6% super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 issued and outstanding at December 31, 2018 and 2017, redemption value: $8,863,000, liquidation value: $1,786,000 at December 31, 2018	1,723	1,723

Stockholders’ (deficit) equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at December 31, 2018 and 2017, 20,000,000 shares designated at December 31, 2018 and 2017, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,327,500 and 1,377,500 issued and outstanding at December 31, 2018 and 2017, respectively, liquidation value $1,367,000 at December 31, 2018	537	557
Series B-1 12% convertible preferred stock; 900,000 shares authorized, issued and outstanding at December 31, 2018 and 2017, liquidation value $1,800,000 at December 31, 2018	1,761	1,761
Series B-2 12% convertible preferred stock; 2,100,000 shares authorized, issued and outstanding at December 31, 2018 and 2017, liquidation value $4,200,000 at December 31, 2018	3,697	3,697
Series B-3 8% convertible preferred stock; 2,508,000 shares authorized, 2,508,000 issued and outstanding at December 31, 2018 and 2017, liquidation value $2,508,000 at December 31, 2018	1,224	1,224
Common stock, $0.001 par value; 100,000,000 and 50,000,000 shares authorized at December 31, 2018 and 2017, respectively, 41,190,905 and 35,789,388 issued and outstanding at December 31, 2018 and 2017, respectively	41	36
Additional paid-in capital	194,130	173,363
Retained deficit	(196,215)	(181,168)

Total stockholders’ (deficit) equity	5,175	(530)

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$9,006	$4,161

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$6,471	$11,721
General and administrative	7,131	4,526

Total operating expenses	13,602	16,247

Total operating loss	(13,602)	(16,247)

Other income (expense):
Interest income	38	24
Interest expense	(336)	(12)

Total other income (expense)	(298)	12

Net loss	$(13,900)	$(16,235)

Preferred stock dividends	(1,147)	(1,232)

Net loss applicable to common stockholders	$(15,047)	$(17,467)

Basic and diluted net loss per share	$(0.38)	$(0.49)
Shares used in computing basic and diluted net loss per share	39,414	35,521

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2018 and 2017

(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2016	176	$1,723

Balance at December 31, 2017	176	$1,723

Balance at December 31, 2018	176	$1,723

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

For the Years Ended December 31, 2018 and 2017

(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Series B-1 12% Convertible Preferred Stock		Series B-2 12% Convertible Preferred Stock		Series B-3 8% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2016	1,377,500	$557	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	32,912,942	$33	$166,721	$(163,701)	$10,292
Series A 12% convertible preferred stock dividend									27,550		62	(62)
Series B-1 12% convertible preferred stock dividend									103,691		257	(257)
Series B-2 12% convertible preferred stock dividend									241,945		599	(599)
Series B-3 8% convertible preferred stock dividend									95,998		237	(237)
Series C super dividend redeemable convertible preferred stock dividend									35,200		77	(77)
Issuance of common stock									2,213,360	3	3,380		3,383
Issuance of common stock and warrants in private placements									102,368		200		200
Issuance of common stock for services									18,677		33		33
Issuance of restricted common stock to directors									37,657		4		4
Issuance of warrants in connection with line of credit											696		696
Stock-based compensation expense											1,097		1,097
Net loss												(16,235)	(16,235)

Balance at December 31, 2017	1,377,500	$557	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	35,789,388	$36	$173,363	$(181,168)	$(530)
Series A 12% convertible preferred stock dividend									27,126		146	(146)
Series B-1 12% convertible preferred stock dividend									27,835		155	(210)	(55)
Series B-2 12% convertible preferred stock dividend									64,948		363	(490)	(127)
Series B-3 8% convertible preferred stock dividend									25,769		144	(194)	(50)
Series C super dividend redeemable convertible preferred stock dividend									20,394		107	(107)
Issuance of common stock									669,714	1	5,602		5,603
Issuance of common stock for warrant exercises									2,455,595	2	6,001		6,003
Issuance of common stock for services									2,883		12		12
Issuance of common stock for stock option exercises									2,098,829	2	3,771		3,773
Issuance of common stock from Series A conversion	(50,000)	(20)							8,424		20
Stock-based compensation expense											4,445		4,445
Net loss												(13,900)	(13,900)

Balance at December 31, 2018	1,327,500	$537	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	41,190,905	$41	$194,130	$(196,215)	$5,175

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,900)	$(16,235)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	—	1
Stock-based compensation expense	4,445	1,101
Issuance of common stock for services	12	33
Non-cash interest expense	336	12
Changes in operating assets and liabilities:
Prepaid expenses and other assets	19	8
Accounts payable and accrued expenses	(1,091)	(812)

Net cash from operating activities	(10,179)	(15,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash from investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	15,379	3,583

Net cash from financing activities	15,379	3,583

NET DECREASE IN CASH AND CASH EQUIVALENTS	5,200	(12,309)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,053	15,362

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,253	$3,053

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$915	$1,232
Common stock purchase warrants issued in connection with line of credit	—	$696

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

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2018, the Company had $8,253,000 of unrestricted cash and cash equivalents available to fund future operations. Additionally, the Company generated approximately $1.87 million in net proceeds via sale of common stock under its At Market Sales Agreement in January and February 2019 (see Note 5). The Company believes there is sufficient cash, including availability of the line of credit (see Note 8), to fund currently planned operations at least through March 31, 2020. We will require more cash to fund our operations after March 31, 2020 and believe we will be able to obtain additional financing. The currently planned operations do not include costs related to a planned Phase 3 clinical trial. While the costs of the trial and general overhead during the Phase 3 trial are expected to be approximately $100 million, the costs and timing of such trial is not yet finalized. These costs will require additional funding. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before March 31, 2020, we may be required to cease operations.

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

Fair Value Measurements. The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The estimated value of accounts payable and accrued expenses approximates their carrying value due to their short-term nature. There were no Level 2 or 3 assets or liabilities at December 31, 2018 or 2017.

Cash and Cash Equivalents. The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents at December 31, 2018 or 2017.

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

Security Deposit. At December 31, 2018 and 2017, the Company had a security deposit of $6,000 for leased office space included in Prepaid Expenses and Other Current Assets.

Intangible Assets. Intangible assets include patent costs, consisting primarily of related capitalized legal fees, which are amortized over an estimated useful life of five years from issuance. Amortization expense in 2018 and 2017 was approximately $0 and $1,000, respectively. Gross intangible assets at December 31, 2018 and 2017 totaled $78,000 each year, and accumulated amortization at December 31, 2018 and 2017 totaled $78,000 and $78,000, respectively.

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

Warrants. The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. There were no warrant liabilities as of December 31, 2018 or 2017.

Research and Development Expenses. Costs associated with research and development are expensed as incurred. Research and development expenses include, among other costs, salaries and other personnel-related costs, and costs incurred by outside laboratories and other accredited facilities in connection with clinical trials and preclinical studies.

Income Taxes. The Company accounts for income taxes in accordance with the accounting rules that requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and for tax loss and credit carry forwards and are measured using the expected tax rates estimated to be in effect when such basis differences reverse. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized.

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

3.	Property and Equipment

Property and equipment consist of the following at December 31:

	2018	2017
	(in thousands)
Leasehold improvements	$2	$2
Computer and office equipment	13	13
Furniture and fixtures	59	59

Total	74	74
Less accumulated depreciation and amortization	(74)	(74)

Property and equipment — net	$—	$—

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 was $0 and $0, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2018	2017
	(in thousands)
Legal and accounting fees	$45	$74
Accrued compensation	1,294	790
Accrued research and development costs and other	173	1,428

Total	$1,512	$2,292

5.	Stockholders’ Equity

At December 31, 2018, the Company had 100,000,000 shares of common stock and 20,000,000 undesignated shares authorized. As of December 31, 2018, 1,742,500 shares have been designated for Series A 12% Convertible Preferred Stock, 900,000 shares have been designated for Series B-1 Convertible Preferred Stock, 2,100,000 shares have been designated for Series B-2 Convertible Preferred Stock, 1,000 shares have been designated for Series C Super Dividend Convertible Preferred Stock, 2,508,000 shares have been designated for Series B-3 Convertible Preferred Stock, 12,748,500 have been designated as common stock and no shares remain undesignated.

At Market Issuances of Common Stock

On March 30, 2014, the Company entered into an At Market Issuance Sales Agreement (the “2014 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2014 At Market Agreement. In 2017, the Company issued 1,496,797 shares of common stock for net proceeds of approximately $1,946,000 under the 2014 At Market Agreement.

On May 19, 2017, the Company entered into an At Market Issuance Sales Agreement (the “2017 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2017 At Market Agreement. During the years ended December 31, 2018 and 2017, the Company issued 669,714 and 716,563 shares of common stock for net proceeds of approximately $5,603,000 and $1,437,000, respectively, under the 2017 At Market Agreement.

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

Other

In 2017, the Company entered an agreement with a vendor whereby the Company will issue common stock to the vendor in lieu of paying in cash in amount up to $100,000 for the year. In 2018 and 2017, the Company issued 2,883 and 18,667 shares of common stock and 290 and 1,867 warrants to purchase shares of common stock at $5.00 per share pursuant to this agreement and the value of such shares and warrants, totaling approximately $12,000 and $33,000, respectively, has been recorded as research and development expense.

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

In 2018, 50,000 shares of Series A were converted into 8,424 shares of common stock which included 90 shares relating to the prorated dividend prior conversion. There were no shares of Series A converted into shares of common stock in 2017. Prior to 2016, a total of 360,000 shares of Series A had been converted into 60,888 shares of common stock.

Series B Convertible Preferred Stock (also see Note 13 Subsequent Events)

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

The fair value of the warrants issued in connection with the Series B-1 was $1,296,000 at the date of issuance based on the following assumptions: an expected life of 5 years, volatility of 118%, risk free interest rate of 1.79% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-1 and the related warrants, resulting in $1,105,000 of the proceeds being allocated to additional paid-in capital. The Company analyzed the Series B-1, post-allocation of the gross proceeds, and determined that there was no beneficial conversion feature at the date of issuance. The issuance costs of the Series B-1 and the amounts allocated to warrants were recorded as a reduction to the carrying value of the Series B-1 when issued and are accreted to the redemption value of the Series B-1 through the earliest redemption date. Due to the redemption feature, the Company has presented the Series B-1 outside of permanent equity, in the mezzanine of the consolidated balance sheets through June 30, 2016. As noted above, the Series B-1 preferred was reclassified to permanent equity as of September 30, 2016 and forward and accretion was ended.

The fair value of the warrants issued during the year ended December 31, 2010 in connection with the Series B-2 was $4,148,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 126% to 129%, risk free interest rates of 2.27% to 2.43% and zero dividends. The fair value of the warrants issued during the year ended December 31, 2009 in connection with the Series B-2 was $5,333,000 at the dates of issuance based on the following assumptions: an expected life of 5 years, volatility of 124% to 127%, risk free interest rates of 1.98% to 2.70% and zero dividends. The Company allocated the gross proceeds based on the relative fair value of the Series B-2 and the related warrants, resulting in $1,028,000 and $1,732,000 of the proceeds being allocated to additional paid-in capital for the years ended December 31, 2010 and 2009, respectively. The issuance costs of the Series B-2 and the amounts allocated to warrants were recorded as a reduction to the carrying value of the Series B-2 when issued, and are accreted to the redemption value of the Series B-2 through the earliest redemption dates. Due to the redemption feature, the Company has presented the Series B-2 outside of permanent equity, in the mezzanine of the consolidated balance sheets through June 30, 2016. As noted above, the Series B-2 preferred was reclassified to permanent equity as of September 30, 2016 and forward and accretion was ended.

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

The terms of the Series C are as follows:

Conversion Rights. Each holder of Series C may convert all, but not less than all, of his Series C shares plus accrued and unpaid dividends into Common Stock at the price of $6.00 per share of Common Stock (“Conversion Price”), such that approximately 1,667 shares of Common Stock will be issued per each converted share of Series C (accrued and unpaid dividends will be issued as additional shares). At December 31, 2018 and 2017, the 176 outstanding shares of Series C were convertible into a total of approximately 293,340 shares of Common Stock.

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

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2018 and 2017. At December 31, 2018, the Series C redemption value was $8,863,000.

Voting Rights. The Series C shares have no voting rights.

6.	Warrants

Warrant activity is summarized as follows:

Outstanding at December 31, 2016	13,488,296
Issued	1,078,643
Exercised	—
Canceled	(1,337,161)

Outstanding at December 31, 2017	13,229,778

Issued	290
Exercised	(2,583,042)
Canceled	—

Outstanding at December 31, 2018	10,647,026

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2018.

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
February 12, 2009 Series B-1 Transaction $3.00 Investor Warrants — Class B	1,200,000	$3.00	February 12, 2009	February 12, 2019
May 13, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	600,000	$3.00	May 13, 2009	May 13, 2019
June 30, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	333,333	$3.00	June 30, 2009	June 30, 2019
August 12, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	200,000	$3.00	August 12, 2009	August 12, 2019
September 30, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	216,666	$3.00	September 30, 2009	September 30, 2019
November 4, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	106,666	$3.00	November 4, 2009	November 4, 2019
December 8, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	133,143	$3.00	December 8, 2009	December 8, 2019

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
January 29, 2010 Series B-2 Transaction $3.00 Investor Warrants — Class B	216,667	$3.00	January 29, 2010	January 29, 2020
March 8, 2010 Series B-2 Transaction $3.00 Investor Warrants — Class B	223,334	$3.00	March 8, 2010	March 8, 2020
April 30, 2010 Series B-2 Transaction $3.00 Investor Warrants — Class B	206,667	$3.00	April 30, 2010	April 30, 2020
May 10, 2010 Series B-2 Transaction $3.00 Investor Warrants — Class B	371,667	$3.00	May 10, 2010	May 10, 2020
November 25, 2015 Offering Warrants	1,180,240	$2.50	May 25, 2016	May 25, 2021
September 22, 2016 Series B-3 Transaction $3.00 Investor Warrants	698,158	$3.00	September 22, 2016	September 22, 2023
September 29, 2016 Series B-3 Transaction $3.00 Investor Warrants	846,100	$3.00	September 29, 2016	September 29, 2023
December 22, 2016 Private placement warrants	1,466,204	$5.00	December 22, 2016	December 23, 2023
December 23, 2016 Series B-3 Transaction $3.00 Investor Warrants	924,780	$3.00	December 23, 2016	December 23, 2023
December 28, 2016 Private placement warrants	644,468	$5.00	December 28, 2016	December 28, 2023
February 27, 2017 Private placement warrants	76,776	$5.00	February 27, 2017	February 27, 2024
2018 and 2017 Warrants issued for services	2,157	$5.00	Various dates in 2018 and 2017	Various dates in 2025 and 2024
December 19, 2017 Line of credit warrants	1,000,000	$5.00	December 19, 2017	December 19, 2024

Total outstanding warrants	10,647,026

Offering Warrants

On March 28, 2012, the Company sold and issued 1,333,361 Units (2,666,722 shares of common stock and related $5.63 warrants to purchase 1,333,361 shares of common stock) for gross proceeds of $12.0 million (net cash proceeds of $10,403,000 after the underwriting discount and offering costs). The warrants were valued at $4,445,000 as of the issuance date of March 28, 2012, using the closing price of $4.20, a life of 5 years, a volatility of 119% and a risk-free interest rate of 1.05%. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” the Company has determined that warrants issued in connection with this financing transaction were not derivative liabilities and therefore, were recorded as additional paid-in capital. The remaining balance of 1,317,161 of these warrants expired on March 28, 2017.

7.	Stock-Based Compensation

Summary of Stock-Based Compensation Plans

At December 31, 2018, the Company has a stock-based compensation plan where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs. In February 2009, the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”) which originally provided for the issuance of up to 3,333,334, which was subsequently increased to 4,733,334 in May 2014, to 5,733,334 in December 2017, and to 6,733,334 in May 2018 shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2018, 889,920 shares were available for future grant under the 2009 Plan.

In addition, the Company has awarded 1,477,379 non-plan stock option grants to employees and non-employees. These non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plans. At December 31, 2018, 500,000 non-plan grants were outstanding.

Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock and common stock warrants:

	Year Ended December 31,
	2018	2017
Research and development	$1,944	$521
General and administrative	2,501	580

Total stock-based compensation expense	$4,445	$1,101

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2018	2017
Risk-free interest rate	2.47%	2.05%
Expected life of the options	5.7 years	5.5 years
Expected volatility of the underlying stock	104%	103%
Expected dividend rate	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 10 years, generally with 5 to 6 years representing the estimated life of options granted to employees. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends on common stock in the foreseeable future. At December 31, 2018, the Company does not anticipate any option awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.

The following table summarizes the stock option activity in the stock-based compensation plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	4,656,888	$4.30
Granted	498,375	2.39
Forfeited/Cancelled	—	—
Exercised	—	—

Outstanding, December 31, 2017	5,155,263	$4.11
Granted	1,011,875	5.01
Forfeited/Cancelled	(1,354,330)	7.31
Exercised	(2,098,829)	2.00

Outstanding, December 31, 2018	2,713,979	$4.67	6.74	$1,524

Exercisable, December 31, 2018	2,659,114	$4.69	6.69	$1,518

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2018, based on the closing price of the Company’s common stock of $3.43 on that date.

The weighted-average grant-date fair values of options granted during 2018 and 2017 were $3.98 and $1.88, respectively. As of December 31, 2018 and 2017, there were unvested options to purchase 54,865 and 628,584 shares of common stock, respectively. Total expected unrecognized compensation cost related to such unvested options is $83,000 at December 31, 2018, which is expected to be recognized over a weighted-average period of 0.41 years.

The aggregate intrinsic value of stock options exercised for the year ended December 31, 2018 was $11,076,199. There were no options exercised during the year ended December 31, 2017.

During the years ended December 31, 2018 and 2017, 1,409,804 and 1,142,441 options became vested, respectively. The total grant date fair value of options vested during the years ended December 31, 2018 and 2017 was $4,519,000 and $1,066,000, respectively.

The following table summarizes additional information regarding outstanding and exercisable options under our stock-based compensation plans at December 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Price (Range)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
		(in years)
$0.87 – 1.00	232,000	7.95	$0.88	232,000	$0.88
$1.01 – 3.00	854,137	7.35	2.34	851,147	2.34
$3.01 – 5.00	558,392	8.22	3.99	506,517	3.98
$5.01 – 8.00	886,950	5.24	6.55	886,950	6.55
$8.01 – 13.38	182,500	5.06	13.38	182,500	13.38

	2,713,979	6.74	$4.67	2,659,114	$4.68

Restricted Stock Issuances

In December 2017, two directors elected to take restricted stock grants in lieu of cash retainers for 2018. A total of 37,657 shares of restricted stock valued at approximately $90,000 was amortized to expense on a straight-line basis until December 14, 2018 when the stock vested in full.

8.	Line of Credit

On December 19, 2017, the Company entered into a $10 million Line of Credit arrangement with Richard E. Uihlein, a director and shareholder who has an approximate 7% ownership interest in the Company on a fully-diluted basis at December 31, 2017. Originally, borrowings may be made by the Company through December 31, 2018. Borrowings bear interest at the Applicable Federal Rate for short term loans published by the Internal Revenue Service (2.7% in January 2019). All borrowings and interest are due on December 31, 2019 but may be prepaid without penalty. In connection with the Line of Credit agreement, the Company issued to Mr. Uihlein warrants to purchase 1 million shares of the Company’s common stock for $5 per share. Half of the warrants vested at closing of the Line of Credit and the other half vest ratably with borrowings under the agreement. There were no borrowings under the Line of Credit during the year ended December 31, 2018 or 2017.

On December 20, 2018, the Line of Credit arrangement was extended for one year for both borrowings and maturity. At the time of the conversion of the Series B Convertible Preferred stock into common stock (See Note 13), on January 11, 2019, the Line of Credit arrangement was extended for an additional two years for both borrowings and maturity. After the second amendment to the Line of Credit arrangement, borrowings may be made through December 31, 2021 with repayment due on December 31, 2022. There was no additional consideration or benefits provided to Mr. Uihlein for any of the extensions of the Line of Credit.

The fair value of the 500,000 warrants vested at closing in December 2017 was $696,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 98%, risk free interest rate of 2.05% and zero dividends. The fair value of the vested warrants was recorded in other current assets and other assets (non-current) as a deferred financing cost and were to be amortized on a straight-line basis from December 19, 2017 through December 31, 2019. The remaining unamortized balance of the deferred financing cost on December 20, 2018 was adjusted to be recorded as expense on a straight-line basis through December 31, 2020. Amortization for the year ended December 31, 2018 and 2017 of $336,000 and $12,000, respectively, was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through December 31, 2022 reflecting the second extension.

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

	Year Ended December 31,
	(in thousands, except per share amounts)
	2018	2017
Net loss	$(13,900)	$(16,235)
Preferred stock dividends	(1,147)	(1,232)

Net loss applicable to common stockholders	$(15,047)	$(17,467)

Basic and diluted net loss per share	$(0.38)	$(0.49)
Shares used in computing basic and diluted net loss per share	39,414	35,521

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year Ended December 31,
	2018 (Shares)	2017 (Shares)
Warrants to purchase shares of common stock	10,647,026	13,229,778
Options to purchase shares of common stock	2,713,979	5,155,263
Shares of common stock issuable upon conversion preferred stock	4,303,948	4,312,282

	17,664,953	22,697,323

10.	Commitments and Contingencies

Lease Commitments

Effective December 31, 2018, the Company entered into an amendment to its operating lease for office space in Norcross, GA for a term of thirty-eight months, beginning on January 1, 2019 and ending February 28, 2022 at a rate of approximately $3,800 per month. The amended lease provided for free rent for the first two months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building.

Rent expense under this operating lease was $55,000 and $49,000 for the years ended December 31, 2018 and 2017, respectively. Future minimum payments under this lease as of December 31, 2018 are as follows (in thousands):

Year ended December 31,
2019	38
2020	46
2021	48
2022	8

Total	$140

Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. There are no other pending legal proceedings except as noted above.

11.	Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH have a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC. The Company contributed $164,000, $201,000, $659,000 and $687,000 for the LLC expenses (recorded in research and development expenses) in 2018, 2017, 2016 and 2015, respectively, and SBH contributed $73,000 and $50,000 in 2017 and 2016, respectively. As of December 31, 2018, the Company’s ownership percentage in the LLC was 80.8%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial. The Company’s portion of the LLC’s net loss for 2014, prior to the change in accounting discussed previously, was $400,000, which includes the Company’s proportionate share of the non-cash charge associated with the contributed IPR&D of $200,000.

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

Pursuant to the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company has calculated as final its re-measurement of deferred taxes and has no uncertain tax positions. This includes a provisional amount related to the re-measurement of deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally 21% plus the applicable state tax rate, with a corresponding change to the valuation allowance as of December 31, 2017. No further adjustments were recorded in the year ended December 31, 2018.

The components of the net deferred tax assets are as follows at December 31:

	2018	2017
	(in thousands)
Operating loss carryforwards	$36,417	$34,173
Tax credit carryforwards	1,195	1,195
Other temporary differences	4,678	4,064

	42,290	39,432
Less valuation allowance	(42,290)	(39,432)

Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2018	2017
Tax benefit at U.S. statutory rates	(21%)	(34%)
State tax benefit	(4.7%)	(3.8%)
Permanent differences	4.0%	1.7%
Impact of the 2017 Tax Act	—	113.1%
Other	1.1%	(4.9%)
Expiring state NOL’s	—	—
Changes in valuation allowance	20.6%	(72.1%)

	0%	0%

As of December 31, 2018, the Company has federal and state net operating loss carryforwards totaling $8,924,000 which will never expire as a result of the 2017 Tax Act. As of December 31, 2018, the Company has federal and state net operating loss carryforwards totaling $136,202,000 and $103,172,000 respectively, which expire through 2037. The net operating losses include Federal and State excess benefits related to stock options of $2,121,000 that will be charged to additional paid-in capital when utilized. In addition, the Company has federal and state research and development credits of $1,263,000 and $216,000, respectively, which expire through 2034. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Past and subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2018 and 2017, the Company does not have any significant uncertain tax positions.

13. Subsequent Events

On January 11, 2019, 10X Fund L.P., converted all of its Series B Convertible Preferred Stock into Common Stock of Galectin Therapeutics. Pursuant to the terms of the conversion, as of January 11, 2019, 10X Fund L.P. converted 5,508,000 shares of its Series B-1, B-2 and B-3 Convertible Preferred Stock into 3,789,346 shares of Common Stock of Galectin Therapeutics. All special voting rights and protective provisions that previously benefited the Series B Preferred Stock were extinguished by the conversion to Common Stock.

In connection with the conversion of the Series B Preferred Stock, the Company extended by five years the exercise date of warrants for 3,579,642 shares of Common Stock issued by the Company in connection with sale of the Series B-1 and Series B-2 Preferred Stock. Before the extension, the warrants had various expiration dates in 2019 and 2020. The warrant amendments give 10X Fund the right to nominate one director to the Company’s board of directors. Previously, under the now extinguished voting rights of the Series B Preferred, 10X Fund had the right to name two directors and nominate an additional three directors.

The Company has accounted for the modified terms of the warrants pursuant to ASC 718, Stock Compensation, whereby the Company has recognized a charge for the change in fair value of the warrants immediately before and immediately after the modification. In January 2019, the Company recognized a one-time non-cash charge of $6,622,000 related to the extension of the 3,579,642 warrants. The following assumptions were used to value the extension of the warrants immediately before and immediately after the modification: a) immediately before the modification — an expected life range of 0.09 to 1.33 years, volatility of 98%, risk free interest rate range of 2.4% to 2.59% and zero dividends and; b) immediately following the modification — an expected life range of 5.09 to 6.33 years, volatility range of 106%, risk free interest rate range of 2.56% to 2.6% and zero dividends.