Form 10-Q
period 2019-03-31
GALECTIN THERAPEUTICS INC
filed 2019-05-10
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock as of May 7, 2019 was 45,594,411.

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GALT	Nasdaq

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

		PAGE
	PART I — FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018	5
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2019 and 2018	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	23

ITEM 4.	Controls and Procedures	23

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	24

ITEM 1A.	Risk Factors	24

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Mine Safety Disclosures	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	24

SIGNATURES		25

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	December 31, 2018
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,972	$8,253
Prepaid expenses and other current assets	511	579

Total current assets	7,483	8,832

Other	347	174

Total assets	$7,830	$9,006

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$448	$297
Accrued expenses and other	459	1,512
Accrued dividends payable	—	299

Total current liabilities	907	2,108

Other liabilities	81	—

Total liabilities	988	2,108

Commitments and contingencies (Note 10)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at March 31, 2019 and December 31, 2018, redemption value: $8,731,000, liquidation value: $1,760,000 at March 31, 2019	1,723	1,723
Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at March 31, 2019 and December 31, 2018, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,327,500 issued and outstanding at March 31, 2019 and December 31, 2018, liquidation value $1,327,500 at March 31, 2019	537	537
Series B-1 12% convertible preferred stock; 900,000 shares authorized, 0 and 900,000 issued and outstanding at March 31, 2019 and December 31, 2018	—	1,761
Series B-2 12% convertible preferred stock; 2,100,000 shares authorized, 0 and 2,100,000 issued and outstanding at March 31, 2019 and December 31, 2018	—	3,697
Series B-3 8% convertible preferred stock; 2,508,000 shares authorized, 0 and 2,508,000 issued and outstanding at March 31, 2019 and December 31, 2018	—	1,224
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2019 and December 31, 2018, 45,594,411 and 41,190,905 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	45	41
Additional paid-in capital	209,845	194,130
Retained deficit	(205,308)	(196,215)

Total stockholders’ equity	5,119	5,175

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$7,830	$9,006

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Operating expenses:
Research and development	$646	$2,298
General and administrative	1,721	1,880

Total operating expenses	2,367	4,178

Total operating loss	(2,367)	(4,178)

Other income (expense):
Interest income	14	4
Interest expense	(22)	(84)

Total other income (expense)	(8)	(80)

Net loss	$(2,375)	$(4,258)

Preferred stock dividends	(96)	(285)
Warrant modification (Note 9)	(6,622)	—

Net loss applicable to common stockholders	$(9,093)	$(4,543)

Net loss per common share — basic and diluted	$(0.20)	$(0.12)
Weighted average common shares outstanding — basic and diluted	44,975	37,284

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,375)	$(4,258)
Adjustments to reconcile net loss to net cash flows from operating activities:
Payment of preferred stock dividends	(395)	—
Stock-based compensation expense	412	1,187
Amortization of right to use lease asset	10	—
Issuance of common stock for services	—	7
Non-cash interest expense	22	84
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(137)	81
Accounts payable and accrued expenses	(821)	(617)

Net cash from operating activities	(3,284)	(3,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	2,003	4,451

Net cash flows from financing activities	2,003	4,451

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,281)	935
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,253	3,053

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,972	$3,988

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$—	$353

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2017	176	$1,723

Balance at March 31, 2018	176	$1,723

Balance at December 31, 2018	176	$1,723

Balance at March 31, 2019	176	$1,723

GALECTIN THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

For the Three Month Ended March 31, 2019 and 2018

(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Series B-1 12% Convertible Preferred Stock		Series B-2 12% Convertible Preferred Stock		Series B-3 8% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2017	1,377,500	$557	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	35,789,388	$36	$173,363	$(181,168)	$(530)
Series A 12% convertible preferred stock dividend									13,775		66	(24)	42
Series B-1 12% convertible preferred stock dividend									11,458		54	(54)
Series B-2 12% convertible preferred stock dividend									26,736		127	(127)
Series B-3 8% convertible preferred stock dividend									10,608		50	(50)
Series C super dividend redeemable convertible preferred stock dividend									11,899		56	(30)	26
Issuance of common stock from exercise of warrants									1,780,478	2	4,449		4,451
Issuance of common stock for services									1,620		7		7
Stock-based compensation expense											1,187		1,187
Net loss												(4,258)	(4,258)

Balance at March 31, 2018	1,377,500	$557	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	37,645,971	$38	$179,359	$(185,711)	$925

Balance at December 31, 2018	1,327,500	$537	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	41,190,905	$41	$194,130	$(196,215)	$5,175
Series A 12% convertible preferred stock dividend												(40)	(40)
Series B-1 12% convertible preferred stock dividend												(6)	(6)
Series B-2 12% convertible preferred stock dividend												(15)	(15)
Series B-3 8% convertible preferred stock dividend												(9)	(9)
Series C super dividend redeemable convertible preferred stock dividend												(26)	(26)
Issuance of common stock									395,233		1,865		1,865
Conversion of Series B Convertible Preferred to common			(900,000)	(1,761)	(2,100,000)	(3,697)	(2,508,000)	(1,224)	3,789,346	4	6,678
Issuance of common stock for exercise of warrants and options									218,927		138		138
Warrant modification (Note 9)											6,622	(6,622)
Stock-based compensation expense											412		412
Net loss												(2,375)	(2,375)

Balance at March 31, 2019	1,327,500	$537	—	$—	—	$—	—	$—	45,594,411	$45	$209,845	$(205,308)	$5,119

See notes to consolidated financial statements.

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2019 and the results of its operations for the three months ended March 31, 2019 and 2018 and its cash flows for the three months ended March 31, 2019 and 2018. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2018 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2018.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2019, the Company had $7.0 million of unrestricted cash and cash equivalents available to fund future operations. Additionally, the Company generated approximately $1.87 million in net proceeds via sale of common stock under its At Market Sales Agreement in January and February 2019 (see Note 8). The Company believes there is sufficient cash, including availability of the line of credit (see Note 3), to fund currently planned operations at least through June 30, 2020. We will require more cash to fund our operations after June 30, 2020 and believe we will be able to obtain additional financing. The currently planned operations do not include costs related to a planned Phase 3 clinical trial. While the costs of the trial and general overhead during the Phase 3 trial are expected to be approximately $100 million, the costs and timing of such trial is not yet finalized. These costs will require additional funding. The Company has commenced a Rights Offering to its common stockholders and certain warrant holders targeting a financing of $50 to $70 million, which is expected to conclude on May 23, 2019. However, there can be no assurance that we will be successful in completing the rights offering or obtaining other new financing or, if available, that any financing will be on terms favorable to us. The Company has not made commitments for its planned Phase 3 trial that cannot be covered with available cash. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

Recently Adopted Accounting Standards

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. The new guidance requires a lessee to recognize assets and liabilities for all leases with lease terms of more than 12 months and provide additional disclosures. The ASU requires adoption using a modified retrospective transition approach with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. We adopted this standard using a modified retrospective transition approach on January 1, 2019 however we only have one lease related to our office space and it was amended effective January 1, 2019. Therefore, no cumulative-effect adjustment approach was required. See Note 11 for the financial position impact and additional disclosures.

2. Accrued Expenses and Other

Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Legal and accounting fees	$30	$45
Accrued compensation	392	1,294
Lease liability	34	—
Accrued research and development costs and other	3	173

Total	$459	$1,512

3. Line of Credit

On December 19, 2017, the Company entered into a $10 million Line of Credit arrangement with Richard E. Uihlein, a director and shareholder who had an approximate 7% ownership interest in the Company on a fully-diluted basis at December 31, 2017. Originally, borrowings may be made by the Company through December 31, 2018. Borrowings bear interest at the Applicable Federal Rate for short term loans published by the Internal Revenue Service (2.7% in January 2019). All borrowings and interest were originally due on December 31, 2019 but could be prepaid without penalty. In connection with the Line of Credit agreement, the Company issued to Mr. Uihlein warrants to purchase 1 million shares of the Company’s common stock for $5 per share. Half of the warrants vested at closing of the Line of Credit and the other half vest ratably with borrowings under the agreement. There have been no borrowings under the Line of Credit to date.

On December 20, 2018, the Line of Credit arrangement was extended for one year for both borrowings and maturity. At the time of the conversion of the Series B Convertible Preferred stock into common stock (See Note 9), on January 11, 2019, the Line of Credit arrangement was extended for an additional two years for both borrowings and maturity. After the second amendment to the Line of Credit arrangement, borrowings may be made through December 31, 2021 with repayment due on December 31, 2022. There was no additional consideration or benefits provided to Mr. Uihlein for any of the extensions of the Line of Credit.

The fair value of the 500,000 warrants vested at closing in December 2017 was $696,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 98%, risk free interest rate of 2.05% and zero dividends. The fair value of the vested warrants was recorded in other current assets and other assets (non-current) as a deferred financing cost and were to be amortized on a straight-line basis from December 19, 2017 through December 31, 2019. The remaining unamortized balance of the deferred financing cost on January 11, 2019 was adjusted to be recorded as expense on a straight-line basis through December 31, 2022. Amortization for the three months ended March 31, 2019 and 2018 of $22,000 and $84,000, respectively, was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through December 31, 2022 reflecting the second extension.

4. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended March 31,
	2019	2018
Research and development	$86	$534
General and administrative	326	653

Total stock-based compensation expense	$412	$1,187

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2018 through March 31, 2019:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	2,713,979	$4.67
Granted	530,000	4.72
Exercised	(133,837)	3.77
Options forfeited/cancelled	(39,098)	1.96

Outstanding, March 31, 2019	3,071,044	$4.84

As of March 31, 2019, there was $1,699,000 of unrecognized compensation related to 579,375 unvested options, which is expected to be recognized over a weighted–average period of approximately 1.26 years. The weighted-average grant date fair value for options granted during the three months ended March 31, 2019 was $3.83. The Company granted 530,000 stock options during the three months ended March 31, 2019.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.68%	2.18%
Expected life of the options	6 years	5 years
Expected volatility of the underlying stock	104%	103%
Expected dividend rate	0%	0%

5. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2018 through March 31, 2019:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	10,647,026	$3.48
Granted	—	—
Exercised	(85,090)	3.00
Forfeited/cancelled	(143,411)	3.00

Outstanding, March 31, 2019	10,418,525	$3.56

6. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 or level 3 assets or liabilities at March 31, 2019 or December 31, 2018.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	March 31, 2019 (shares)	March 31, 2018 (shares)
Warrants to purchase shares of common stock	10,418,525	11,449,463
Options to purchase shares of common stock	3,071,044	5,615,263
Shares of common stock issuable upon conversion of preferred stock	514,602	4,312,282

	14,004,171	21,377,008

8. Common Stock

2017 At Market Issuance of Common Stock

On May 19, 2017, the Company entered into an At Market Issuance Sales Agreement (the “2017 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2017 At Market Agreement. During the three months ended March 31, 2019, the Company issued 395,233 shares of its common stock under the 2017 At Market Agreement for net proceeds of approximately $1,865,000.

For the three months ended March 31, 2018, the Company has issued a total of 74,476 shares of common stock for dividends on Series A, Series B and Series C Preferred Stock.

9. Preferred Stock Conversion into Common Stock

On January 11, 2019, 10X Fund L.P. (“10X Fund”), converted all of its Series B Convertible Preferred Stock into Common Stock of Galectin Therapeutics. Pursuant to the terms of the conversion, as of January 11, 2019, 10X Fund converted 5,508,000 shares of its Series B-1, B-2 and B-3 Convertible Preferred Stock into 3,789,346 shares of Common Stock of Galectin Therapeutics. All special voting rights and protective provisions that previously benefited the Series B Preferred Stock were extinguished by the conversion to Common Stock.

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

10. Commitments and Contingencies

Other Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. There are no significant pending legal proceedings.

11. Leases

The Company has one operating lease for its office space which was amended effective January 1, 2019 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first two months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the three-month period ended March 31, 2019 was $11,000 and is included in general and administrative expenses. As of March 31, 2019, the right to use lease asset consisted of $108,000 and is included in other assets. Also, at March 31, 2019, current lease liability of $34,000 is included in accrued expenses and other and noncurrent lease liability of $81,000 is in other liabilities.

Maturity of operating lease as of March 31, 2019 in thousands:

2019	$33
2020	47
2021	48
2022	8

Total	136
Less imputed interest	21

Present value of lease liability	$115

The discount rate used in calculating the present value of the lease payments was 11.04%

12. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Since then, the Company has contributed a total of $1,859,000, including $55,000 for the three months ended March 31, 2019, for expenses of the LLC. Since the end of 2014, SBH has contributed $123,000 for expenses in the LLC. As of March 31, 2019, the Company’s ownership percentage in the LLC was 81.2%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through at least June 30, 2020; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

•	our early stage of development,

•	we have incurred significant operating losses since our inception and cannot assure you that we will generate revenue or profit,

•	our dependence on additional outside capital,

•	we may be unable to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates,

•	uncertainties related to any litigation,

•	uncertainties related to our technology, including manufacturing of drug product, and clinical trials, including expected dates of availability of clinical data,

•	we may be unable to demonstrate the efficacy and safety of our developmental product candidates in human trials,

•	we may be unable to improve upon, protect and/or enforce our intellectual property,

•

we are subject to extensive and costly regulation by the U.S. Food and Drug Administration (FDA) and by foreign regulatory authorities, which must approve our product candidates in development and could restrict the sales and marketing and pricing of such products,

•	competition and stock price volatility in the biotechnology industry, and

•	limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports.

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

Our lead galectin-3 inhibitor is GR-MD-02, which has been demonstrated in preclinical models to reverse liver fibrosis and cirrhosis. GR-MD-02 has the potential to treat many diseases due to galectin-3’s involvement in multiple key biological pathways such as fibrosis, immune cell function and immunity, cell differentiation, cell growth, and apoptosis (cell death). The importance of galectin-3 in the fibrotic process is supported by experimental evidence. Animals with the gene responsible for galectin-3 “knocked-out” can no longer develop fibrosis in response to experimental stimuli compared to animals with an intact galectin-3 gene. Galectin Therapeutics Inc. is using its galectin-3 inhibitor to treat advanced liver fibrosis and liver cirrhosis in NASH (non-alcoholic steatohepatitis) patients. We have completed two Phase 1 clinical studies, a Phase 2 clinical study in NASH patients with advanced fibrosis (NASH-FX) and a second Phase 2B clinical trial in NASH patients with well compensated cirrhosis. We announced, in December 2017 top line results from our Phase 2b study in NASH patients with cirrhosis (NASH-CX) and results of an End of Phase 2 meeting with the FDA in May 2018 which provided direction on potentially acceptable end points for a Phase 3 trial. The latter was confirmed in a Type C meeting with FDA in February 2019. The company with its external NASH consultants has designed a Phase 3 study which has been sent to various contract research organizations (CROs) for their input on feasibility, timing costs and other important considerations. NASH cirrhosis is a progressive disease, currently not treatable and ultimately may result in liver failure that has poor prognosis and no effective, approved medical therapies other than liver transplant. Galectin-3 expression is highly increased in the liver of patients with liver fibrosis and liver cirrhosis. We believe that our galectin-3 inhibitor, by reducing galectin-3 at the cellular level, ultimately showing a strong anti-fibrotic potential may provide a novel treatment for various forms of liver fibrosis.

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

NASH – RX

The NASH -RX trial, a Phase 3 trial designed for NASH patients with well compensated cirrhosis, is in planning stage based on feedback on potential endpoints received from FDA at end of Phase 2 meeting and in consultation with our external hepatology consultants. As part of the planning related to the Phase 3 trial, the Company has had ongoing discussions with FDA regarding Galectin’s proposal for the next clinical study as well as the overall development program. These ongoing conversations included a recent Type C Meeting via teleconference with the Agency on February 6, 2019, to discuss Galectin’s proposal for use of progression to varices as the primary surrogate endpoint moving forward.

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

Lung Fibrosis	GR-MD-02	In pre-clinical development
Kidney Fibrosis	GR-MD-02	In pre-clinical development
Cardiac and Vascular Fibrosis	GR-MD-02 and GM-CT-01	In pre-clinical development
Cancer Immunotherapy
Melanoma, Head,Neck Squamous Cell Carcinoma (HNSCC)	GR-MD-02	Investigator IND submitted in December 2013. Phase 1B study in process. A second Phase 1B study began in Q-1 2016. Investigator IND for that study submitted in September 2015. Early data was reported in February 2017 and studies with the 3rd cohort were reported in September 2018. Continuation of trial is ongoing to expand the dataset of melanoma and HNSCC patients at the 4 mg/Kg dose.

Indication	Drug	Status
Psoriasis
Moderate to Severe Plaque Psoriasis Severe Atopic Dermatitis	GR-MD-02	IND submitted March 2015. A phase 2a trial in moderate to severe plaque psoriasis patients began in January 2016. Interim data on the first four patients were positive and were reported in May 2016. Further positive data was reported in September 2016. Investigator initiated IND submitted for treatment of three patients with severe atopic dermatitis, with positive preliminary data presented in February 2017. Further studies are dependent on finding a suitable strategic partner.

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

The focus and goal of the therapeutic program is to stop the progression of and reverse the fibrosis and/or portal hypertension in the liver and, thereby improve liver function and prevent the development of complications of fibrosis/cirrhosis and liver-related mortality in patients. The results of the NASH-CX trial substantiate that, subject to confirmation in later stage clinical trials, we believe that this goal is achievable in a significant portion of the NASH cirrhosis patient population i.e. those NASH cirrhosis patients with portal hypertension at risk of developing esophageal varices that may bleed and experience other decompensating events. The trial design has been refined with external consultants and sent out to potential CROs in a confidential Request for Proposal (RFP) process. We have selected a global CRO with experience in international late-stage NASH trials and executed a start-up agreement while the final Master Service Agreement is being negotiated. The startup agreement will enable the CRO to start work on protocols development, statistical analysis plans and engage vendors for various activities in support of the NASH-RX trial. We are also planning on using a NASH site network to speed up initial enrollment. These activities should help to mitigate time delays in study startup.

The final primary endpoint and additional aspects of the Phase 3 clinical trial design, including projected timing and costs will be announced once the final protocol is completed and filed with FDA. The study is a parallel group, randomized, placebo-controlled, double-blinded trial, of either 2 mg/kg or 4 mg/kg GR-MD-02 or placebo administered by i.v. infusion every two weeks for two years to NASH Cirrhosis patients who did not have esophageal varices at baseline. The surrogate endpoint is the proportion of patients in treatment groups who develop esophageal varices vs placebo after 2 years of treatment under an accelerated approval (Subpart H) pathway. Various secondary and exploratory endpoints are planned to be included which amongst other items may include HVPG determination in a subset of patients, liver biopsies, various biomarkers, and the methacetin breath test (Exalenz). There will be adjudication panels/central readers for the critical endpoints. No interim analysis is included in the study design. Primary inclusion criteria is based on using modified Baveno VI criteria amongst other factors. This represents those criteria commonly used in clinical practice to identify patients with portal hypertension who are at risk of developing esophageal varices. This is a global study which will include around 120 sites in North America, Europe and the Pacific.

The key milestones and associated target dates for the NASH-RX trial are subject to change as are elements of design of the trial. These target dates currently include: First Patient Fall, 2019; Enrollment Period Estimated: 1 year; Last Patient enrolled: Q3—Q4, 2020; Estimated Last Patient completion: Fall, 2022 and Top Line Data: Q4 2022.

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

Data on this combination immunotherapy program was initially presented on February 7, 2017 at the 9th GTCBio Immunotherapeutics & Immunomonitoring Conference in San Diego, CA by Dr. William L. Redmond, Providence Cancer Center. Preclinical results in mouse models of multiple types of cancers showed important anti-tumor activity and increased survival effects of combining GR-MD-02 with different types of immune modulators, providing a case for progressing studies into human patients with cancer. Seven patients were treated in the GR-MD-02 in combination with Yervoy trial, with no safety concerns in these low dose cohorts. Due to changes in the standard of care for metastatic melanoma (i.e., approval of anti-PD-1), recruitment has been slowed significantly in this trial. Promising results were reported in the Phase 1b trial combining GR-MD-02 with pembrolizumab (KEYTRUDA). Cohort 1 was completed (n=6, 5 with melanoma, one head and neck) with one partial response and one mixed response in 5 melanoma patients. There was a rapid and marked tumor response after 3 doses of combined GR-MD-02 and pembrolizumab in the one partial response patient who had failed high-dose IL-2 and oncolytic virus + ipilimumab. The study is ongoing and progression to further development will be based on response rate as compared to historical response rates to pembrolizumab alone. In September 2018 we announced additional preliminary clinical data from cohort 3 of this investigator-initiated trial. When aggregated with cohorts previously reported, the data shows a 50% objective response rate in advanced melanoma with GR-MD-02 in combination with KEYTRUDA, and a significant decrease in the frequency of suppressive myeloid-derived suppressor cells following treatment in the responding patients (on day 85 post-treatment). Fourteen advanced melanoma patients across three dose cohorts now have Objective Response Rate (ORR) and Disease Control Rate (DCR) data. Six patients completed in cohort 3 (8 mg/Kg) have now been added to the three patients completed in cohort 2 (4 mg/Kg) and five patients completed in cohort 1 (2 mg/Kg). Cohorts 1 and 3 each had two patients with an objective response. All three patients in cohort 2 had an objective response. In addition to the fourteen advanced melanoma patients, six patients with head and neck cancer were enrolled in this trial with a 33% ORR and 67% DCR. These data, taken together with the observed favorable safety and tolerability of the combination, in the view of the principal investigator, provide compelling rationale to move forward. Given that all three melanoma patients were responders at the 4 mg/Kg dose, the investigators plan to continue the trial with the expansion of the 4 mg/Kg cohort to include additional advanced melanoma patients and additional head and neck cancer patients.    The expansion cohort will target to include 15 patients and is planned to have continued GR-MD-02 dosing as long as pembrolizumab is administered. Assuming these additional data are positive, the next logical step could be a Phase II trial.

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

We believe the mechanism of action for GR-MD-02 is based upon interaction with, and inhibition of, galectin proteins, particularly galectin-3, which are expressed at high levels in certain pathological states including inflammation, fibrosis and cancer. While GR-MD-02 is capable of binding to multiple galectin proteins, we believe that it has the greatest affinity for galectin-3, the most prominent galectin implicated in pathological processes. Blocking galectin in cancer and liver fibrosis has specific salutary effects on the disease process, as discussed previously.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Research and Development Expense.

	Three Months Ended March 31,		2019 as Compared to 2018 Three Months
	2019	2018	$ Change	% Change
	(In thousands, except %)
Research and development	$646	$2,298	$(1,652)	(72)%

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

Our research and development expenses were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Direct external expenses:
Clinical activities	$(15)	$1,287
Pre-clinical activities	84	66
All other research and development expenses	577	945

	$646	$2,298

Clinical programs expenses decreased primarily due to costs related to our Phase 2 clinical trials winding down during the three months ended March 31, 2019. Other research and development expense decreased primarily due to a decrease in non-cash stock-based compensation expense of approximately $448,000.

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

General and Administrative Expense.

	Three Months Ended March 31,		2019 as Compared to 2018 Three Months
	2019	2018	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,721	$1,880	$(159)	(8)%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease in general and administrative expenses for the three-months ended March 31, 2019 as compared to the same period in 2018 is due to a decrease in non-cash, stock-based compensation expense of $327,000 and an increase in legal expenses of approximately $260,000.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2019, we raised a net total of $149.4 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At March 31, 2019, the Company had $7.0 million of unrestricted cash and cash equivalents available to fund future operations. In December 2018, the Company announced the extension of its $10 million unsecured line of credit facility with stockholder and director, Richard E. Uihlein. The Company has not drawn under the line of credit. Additionally, in January 2019, the Company received $1.87 million in net proceeds through sales of common stock under the At The Market Issuance Sales Agreement. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through June 30, 2020. We will require more cash to fund our operations after June 30, 2020 and believe we will be able to obtain additional financing. The currently planned operations do not include costs related to a planned Phase 3 clinical trial. While the costs of the trial and general overhead during the Phase 3 trial are expected to be approximately $100 million, the costs and timing of such trial are not yet finalized. The Company has not made commitments for such trial that cannot be covered with available cash. The costs of a Phase 3 clinical trial will require additional financing. The Company has commenced a Rights Offering to its common stockholders and certain warrant holders targeting a financing of $50 to $70 million, which is expected to conclude on May 23, 2019. However, there can be no assurance that we will be successful in completing the rights offering or obtaining other new financing or, if available, that any financing will be on terms favorable to us. Based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operations decreased by $232,000 to $3,284,000 for the three months ended March 31, 2019, as compared to $3,516,000 for the three months ended March 31, 2018. Cash operating expenses decreased principally due to the winding down of Phase 2 research and development activities related to our clinical trial activity with GR-MD-02.

Net cash provided by financing activities for the three months ended March 31, 2019, of $2,003,000 represents proceeds from the issuance of common stock from the ATM of $1,865,000 and $138,000 from the exercise of common stock options and warrants. Net cash provided by financing activities for the three months ended March 31, 2018, of $4,451,000 represents proceeds from the exercise of common stock warrants.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our 2018 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level. During the quarter ended March 31, 2019, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially impact our business, financial condition or future results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2019.

GALECTIN THERAPEUTICS INC.

By:	/s/ Harold H. Shlevin
Name:	Harold H. Shlevin, Ph.D.
Title:	Chief Executive Officer and President (principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)