Form 10-Q
period 2019-06-30
GALECTIN THERAPEUTICS INC
filed 2019-08-09
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of August 6, 2019 was 56,631,304.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2019	December 31, 2018
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,043	$8,253
Prepaid expenses and other current assets	652	579

Total current assets	52,695	8,832

Other	317	174

Total assets	$53,012	$9,006

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$396	$297
Accrued expenses and other	857	1,512
Accrued dividends payable	66	299

Total current liabilities	1,319	2,108

Other liabilities	72	—

Total liabilities	1,391	2,108

Commitments and contingencies (Note 10)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at June 30, 2019 and December 31, 2018, redemption value: $8,758,000, liquidation value: $1,760,000 at June 30, 2019	1,723	1,723
Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at June 30, 2019 and December 31, 2018, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,327,500 issued and outstanding at June 30, 2019 and December 31, 2018, liquidation value $1,327,500 at June 30, 2019	537	537
Series B-1 12% convertible preferred stock; 900,000 shares authorized, 0 and 900,000 issued and outstanding at June 30, 2019 and December 31, 2018	—	1,761
Series B-2 12% convertible preferred stock; 2,100,000 shares authorized, 0 and 2,100,000 issued and outstanding at June 30, 2019 and December 31, 2018	—	3,697
Series B-3 8% convertible preferred stock; 2,508,000 shares authorized, 0 and 2,508,000 issued and outstanding at June 30, 2019 and December 31, 2018	—	1,224
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2019 and December 31, 2018, 56,591,278 and 41,190,905 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	56	41
Additional paid-in capital	257,678	194,130
Retained deficit	(208,373)	(196,215)

Total stockholders’ equity	49,898	5,175

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$53,012	$9,006

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)		(in thousands, except per share data)
Operating expenses:
Research and development	$1,522	$1,476	$2,168	$3,774
General and administrative	1,498	2,283	3,219	4,163

Total operating expenses	3,020	3,759	5,387	7,937

Total operating loss	(3,020)	(3,759)	(5,387)	(7,937)

Other income (expense):
Interest income	43	4	57	8
Interest expense	(21)	(85)	(43)	(169)

Total other income (expense)	22	(81)	14	(161)

Net loss	$(2,998)	$(3,840)	$(5,373)	$(8,098)

Preferred stock dividends	(67)	(268)	(163)	(553)
Warrant modification (Note 9)	—	—	(6,622)	—

Net loss applicable to common stockholders	$(3,065)	$(4,108)	$(12,158)	$(8,651)

Net loss per common share — basic and diluted	$(0.06)	$(0.11)	$(0.26)	$(0.23)
Weighted average common shares outstanding — basic and diluted	50,301	38,227	47,653	37,755

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,373)	$(8,098)
Adjustments to reconcile net loss to net cash flows from operating activities:
Payment of preferred stock dividends	(396)	—
Stock-based compensation expense	855	2,630
Amortization of right to use lease asset	18	—
Issuance of common stock for services	—	10
Non-cash interest expense	43	169
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(277)	226
Accounts payable and accrued expenses	(484)	(1,532)

Net cash from operating activities	(5,614)	(6,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	49,404	14,039

Net cash flows from financing activities	49,404	14,039

NET INCREASE IN CASH AND CASH EQUIVALENTS	43,790	7,444
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,253	3,053

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,043	$10,497

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$—	$554

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2017	176	$1,723

Balance at June 30, 2018	176	$1,723

Balance at December 31, 2018	176	$1,723

Balance at June 30, 2019	176	$1,723

GALECTIN THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

For the Three Months Ended June 30, 2019 and 2018

(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Series B-1 12% Convertible Preferred Stock			Series B-2 12% Convertible Preferred Stock			Series B-3 8% Convertible Preferred Stock			Common Stock
	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount		Number of Shares	Amount		Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2018	1,377,500	$557	900,000		$1,761	2,100,000		$3,697	2,508,000		$1,224	37,645,971	$38	$179,359	$(185,711)	$925
Series A 12% convertible preferred stock dividend															(42)	(42)
Series B-1 12% convertible preferred stock dividend												7,421		47	(47)
Series B-2 12% convertible preferred stock dividend												17,315		110	(110)
Series B-3 8% convertible preferred stock dividend												6,870		44	(44)
Series C super dividend redeemable convertible preferred stock dividend															(26)	(26)
Issuance of common stock												618,614	1	5,241		5,242
Issuance of common stock from exercise of warrants and options												2,326,709	2	4,344		4,346
Issuance of common stock for services												1,026		4		4
Issuance of common stock from Series A conversion	(25,000)	(10)										4,257		10
Stock-based compensation expense														1,443		1,443
Net loss															(3,840)	(3,840)

Balance at June 30, 2018	1,352,500	$547	900,000		$1,761	2,100,000		$3,697	2,508,000		$1,224	40,628,183	$41	$190,602	$(189,820)	$8,052

Balance at March 31, 2019	1,327,500	$537		$			$			$		45,594,411	$45	$209,845	$(205,308)	$5,119
Series A 12% convertible preferred stock dividend															(40)	(40)
Series B-1 12% convertible preferred stock dividend
Series B-2 12% convertible preferred stock dividend
Series B-3 8% convertible preferred stock dividend
Series C super dividend redeemable convertible preferred stock dividend															(27)	(27)
Issuance of common stock												10,488,161	10	44,879		44,889
Conversion of Series B Convertible Preferred to common
Issuance of common stock for exercise of warrants and options												508,706	1	2,511		2,512
Warrant modification
Stock-based compensation expense														443		443
Net loss															(2,998)	(2,998)

Balance at June 30, 2019	1,327,500	$537	—		$—	—		$—	—		$—	56,591,278	$56	$257,678	$(208,373)	$49,898

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

For the Six Months Ended June 30, 2019 and 2018

(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Series B-1 12% Convertible Preferred Stock		Series B-2 12% Convertible Preferred Stock		Series B-3 8% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2017	1,377,500	$557	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	35,789,388	$36	$173,363	$(181,168)	$(530)
Series A 12% convertible preferred stock dividend									13,775		66	(66)
Series B-1 12% convertible preferred stock dividend									18,879		101	(101)
Series B-2 12% convertible preferred stock dividend									44,051		237	(237)
Series B-3 8% convertible preferred stock dividend									17,478		94	(94)
Series C super dividend redeemable convertible preferred stock dividend									11,899		56	(56)
Issuance of common stock									618,614	1	5,241		5,242
Issuance of common stock from exercise of warrants and options									4,107,187	4	8,793		8,797
Issuance of common stock for services									2,655		11		11
Issuance of common stock from Series A conversion	(25,000)	(10)							4,257		10
Stock-based compensation expense											2,630		2,630
Net loss												(8,098)	(8,098)

Balance at June 30, 2018	1,352,500	$547	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	40,628,183	$41	$190,602	$(189,820)	$8,052

Balance at December 31, 2018	1,327,500	$537	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	41,190,905	$41	$194,130	$(196,215)	$5,175
Series A 12% convertible preferred stock dividend												(80)	(80)
Series B-1 12% convertible preferred stock dividend												(6)	(6)
Series B-2 12% convertible preferred stock dividend												(15)	(15)
Series B-3 8% convertible preferred stock dividend												(9)	(9)
Series C super dividend redeemable convertible preferred stock dividend												(53)	(53)
Issuance of common stock									10,883,394	10	46,744		46,754
Conversion of Series B Convertible Preferred to common			(900,000)	(1,761)	(2,100,000)	(3,697)	(2,508,000)	(1,224)	3,789,346	4	6,678
Issuance of common stock for exercise of warrants and options									727,633	1	2,649		2,650
Warrant modification (Note 9)											6,622	(6,622)
Stock-based compensation expense											855		855
Net loss												(5,373)	(5,373)

Balance at June 30, 2019	1,327,500	$537	—	$—	—	$—	—	$—	56,591,278	$56	$257,678	$(208,373)	$49,898

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2019 and the results of its operations for the three and six months ended June 30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2018 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2018.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2019, the Company had $52 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, including availability of the line of credit (see Note 3), to fund currently planned operations at least through December 31, 2020. We expect that we will require more cash to fund our operations after December 31, 2020 and believe we will be able to obtain additional financing. The currently planned operations include estimated costs related to a planned Phase 3 clinical trial through December 31, 2020. While the costs of the trial and general overhead during the Phase 3 trial are expected to be approximately $100 million, the costs and timing of such trial is not yet completely finalized. These costs will require additional funding. There can be no assurance that we will be successful in obtaining financing to support our operations beyond December 31, 2020 or, if available, that any such financing will be on terms acceptable to us. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

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

2. Accrued Expenses and Other

Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Legal and accounting fees	$106	$45
Accrued compensation	715	1,294
Lease liability	36	—
Accrued research and development costs and other	—	173

Total	$857	$1,512

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

The fair value of the 500,000 warrants vested at closing in December 2017 was $696,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 98%, risk free interest rate of 2.05% and zero dividends. The fair value of the vested warrants was recorded in other current assets and other assets (non-current) as a deferred financing cost and were to be amortized on a straight-line basis from December 19, 2017 through December 31, 2019. The remaining unamortized balance of the deferred financing cost on January 11, 2019 was adjusted to be recorded as expense on a straight-line basis through December 31, 2022. Amortization for the six months ended June 30, 2019 and 2018 of $43,000 and $169,000, respectively, was recorded as interest expense. In May 2019, Mr. Uihlein exercised the 500,000 vested warrants and the Company received the proceeds of $2,500,000.

The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through December 31, 2022 reflecting the second extension.

4. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$83	$627	$170	$1,161
General and administrative	360	816	685	1,469

Total stock-based compensation expense	$443	$1,443	$855	$2,630

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2018 through June 30, 2019:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	2,713,979	$4.67
Granted	530,000	4.72
Exercised	(142,543)	1.79
Options forfeited/cancelled	(39,098)	2.09

Outstanding, June 30, 2019	3,062,338	$4.85

As of June 30, 2019, there was $1,301,000 of unrecognized compensation related to 468,750 unvested options, which is expected to be recognized over a weighted–average period of approximately 1.07 years. The weighted-average grant date fair value for options granted during the three months ended June 30, 2019 was $3.83. The Company granted 530,000 stock options during the three months ended March 31, 2019.

The fair value of all options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Six Months Ended June 30,	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.68%	2.47%
Expected life of the options	6 years	5.7 years
Expected volatility of the underlying stock	104%	104%
Expected dividend rate	0%	0%

5. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2018 through June 30, 2019:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	10,647,026	$3.48
Granted	2,622,154	7.00
Exercised	(585,090)	4.71
Forfeited/cancelled	(143,411)	3.00

Outstanding, June 30, 2019	12,540,679	$4.22

6. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 or level 3 assets or liabilities at June 30, 2019 or December 31, 2018.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	June 30, 2019 (shares)	June 30, 2018 (shares)
Warrants to purchase shares of common stock	12,540,679	10,815,336
Options to purchase shares of common stock	3,062,338	4,294,279
Shares of common stock issuable upon conversion of preferred stock	514,602	4,308,115

	16,117,619	19,417,730

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

Rights Offering

On May 23, 2019, the Company completed an offering of common stock and warrants to its shareholders of record as of April 29, 2019. In the offering, the Company received approximately $44.9 million for the issuance of 10,488,161 shares of common stock and warrants which may be exercised for 2,622,154 shares of common stock. The warrants may be exercised at $7.00 per share of common stock and expire on May 23, 2026. The warrants were valued at approximately $8.2 million as of the issuance, using the closing price of $4.01, a life of 7 years, a volatility of 101% and a risk-free interest rate of 2.33%. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” the Company has determined that warrants issued in connection with this financing transaction were not derivative liabilities and therefore, were recorded as additional paid-in capital.

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

11. Leases

The Company has one operating lease for its office space which was amended effective January 1, 2019 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first two months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the six-month period ended June 30, 2019 was $22,000 and is included in general and administrative expenses. As of June 30, 2019, the right to use lease asset consisted of $101,000 and is included in other assets. Also, at June 30, 2019, current lease liability of $36,000 is included in accrued expenses and other and noncurrent lease liability of $72,000 is in other liabilities.

Maturity of operating lease as of June 30, 2019 in thousands:

2019	$23
2020	47
2021	48
2022	8

Total	126
Less imputed interest	18

Present value of lease liability	$108

The discount rate used in calculating the present value of the lease payments was 11.04%

12. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Since then, the Company has contributed a total of $1,883,000, including $79,000 for the three months ended June 30, 2019, for expenses of the LLC. Since the end of 2014, SBH has contributed $123,000 for expenses in the LLC. As of June 30, 2019, the Company’s ownership percentage in the LLC was 81.4%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through at least December 31, 2020; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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

Overview

We are a clinical stage biopharmaceutical company engaged in drug research and development to create new therapies for fibrotic disease, severe skin disease, and cancer. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily available plant products as starting material in manufacturing processes to create proprietary, patented complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that largely bind and inhibit galectin proteins, particularly galectin-3, we are undertaking the focused pursuit of therapies for indications where galectins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences to patients and those where current treatment options are limited. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires significant additional resources.

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

Lung Fibrosis	GR-MD-02	In pre-clinical development
Kidney Fibrosis	GR-MD-02	In pre-clinical development
Cardiac and Vascular Fibrosis	GR-MD-02 and GM-CT-01	In pre-clinical development
Cancer Immunotherapy
Melanoma, Head, Neck Squamous Cell Carcinoma (HNSCC)	GR-MD-02	Investigator IND submitted in December 2013. Phase 1B study in process. A second Phase 1B study began in Q-1 2016. Investigator IND for that study submitted in September 2015. Early data was reported in February 2017 and studies with the 3rd cohort were reported in September 2018. Continuation of trial is ongoing to expand the dataset of melanoma and HNSCC patients at the 4 mg/Kg dose.

Psoriasis
Indication	Drug	Status
Moderate to Severe Plaque Psoriasis Severe Atopic Dermatitis	GR-MD-02	IND submitted March 2015. A phase 2a trial in moderate to severe plaque psoriasis patients began in January 2016. Interim data on the first four patients were positive and were reported in May 2016. Further positive data was reported in September 2016. Investigator initiated IND submitted for treatment of three patients with severe atopic dermatitis, with positive preliminary data presented in February 2017. Further studies are dependent on finding a suitable strategic partner.

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

The final primary endpoint and additional aspects of the Phase 3 clinical trial design, including projected timing and costs will be announced once the final protocol is completed and filed with FDA. The study is a parallel group, randomized, placebo-controlled, double-blinded trial, of either 2 mg/kg or 4 mg/kg GR-MD-02 or placebo administered by i.v. infusion every two weeks for two years to NASH Cirrhosis patients who did not have esophageal varices at baseline. The surrogate endpoint is the proportion of patients in treatment groups who develop esophageal varices vs placebo after 2 years of treatment under an accelerated approval (Subpart H) pathway. Various secondary and exploratory endpoints are planned to be included which amongst other items may include HVPG determination in a subset of patients, liver biopsies to qualify the underlying disease state, various biomarkers, and digital video EGDs (esophagogastroduodenoscopy) at baseline and every six months thereafter. There will be adjudication panels/central readers for the critical endpoints. No interim analysis is included in the study design. Primary inclusion criteria is based on using modified Baveno VI criteria amongst other factors. This represents those criteria commonly used in clinical practice to identify patients with portal hypertension who are at risk of developing esophageal varices.

The key milestones and associated target dates for the NASH-RX trial are subject to change as are elements of design of the trial following FDA feedback on the recent submission. These target dates currently include: First Patient Fall, 2019; Enrollment Period Estimated: 12-14 months; Last Patient enrolled: Q4, 2020; Estimated Last Patient completion: Fall, 2022 and Top Line Data: around the end of 2022. The study will involve approximately 500 patients at up to 130 sites in 11 countries in North America, Europe, Asia, and Australia and will continue for two years of dosing.

Following a Request for Proposal process involving six global Contract Research Organizations (CROs), Covance has been selected as our CRO for the NASH- RX Phase 3 trial. Covance’s extensive experience in conducting clinical trials in liver-related diseases was an important consideration in evaluating CROs. We are particularly impressed by its work with clinical trials involving assessment and adjudication of video endoscopies, the critical variable of the primary endpoint in our Phase 3 trial. Covance has already begun extensive work on site and vendor startup activities. We are also including a NASH-specific site network to accelerate site startup and patient enrollment for this trial. The global medical team at Covance, together with our two co-primary investigators (Co-PI), who are also key opinion leaders in NASH, dedicated considerable time and effort to design and optimize the study design for success and to maximize the likelihood of attracting and retaining patients during the two years of extensive assessments and treatments. A startup agreement has been executed with Covance which allowed them to start work on protocols development, statistical analysis plans, support us in addressing some of FDAs questions, and to engage vendors for various activities in support of the NASH-RX trial.

We addressed FDAs questions from the February 2019 meeting in a large, detailed response which was submitted on July 17, 2019 to FDA for assessment of the revised Phase 3 protocol for using belapectin (GR-MD-02) for the treatment of compensated non-alcoholic steatohepatitis (NASH) cirrhosis without esophageal varices (the NASH-RX trial). The plans, which are subject to FDA’s acceptance of the submission for review and acknowledgement, were put forward via a Type C Written Response Only (WRO) submission to the U.S. Food and Drug Administration (FDA) with the goal of finalizing the protocol and initiating the Phase 3 trial in the fourth quarter of this year.

In our previous meeting with the FDA in February 2019, the Agency stated that while it is supportive of the potential use of progression to varices as a surrogate endpoint and progression to large varices as a component of a composite clinical benefit endpoint, several items should be addressed before it could agree on trial design and the endpoints. The purpose of the recent submission is to address these items and gain the FDA’s endorsement of the planned protocol.

In support of the Phase 3 protocol, at the request of the Agency, we have also submitted the current clinical development plan, a draft Phase 4 study synopsis, a draft SAP for the Phase 4 study, an esophagogastroduodenoscopy (EGD) procedure manual to standardize centralized evaluation of the primary and key secondary esophageal varices endpoints, and an updated Investigator Brochure suitable for international studies, as well as complete responses to the FDA’s comments from the previous meeting, including the justification for dose selection and foregoing a dedicated hepatic impairment study.

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

Results of Operations

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Research and Development Expense.

	Three Months Ended		Six Months Ended		2019 as Compared to 2018
	June 30,		June 30,		Three Months		Six Months
	2019	2018	2019	2018	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$1,522	$1,476	$2,168	$3,774	$46	3%	$(1,606)	(43%)

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

Our research and development expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Direct external expenses:
Clinical programs	$944	$331	$930	$1,617
Pre-clinical activities	17	50	101	116
All other research and development expenses	561	1,095	1,137	2,041

	$1,522	$1,476	$2,168	$3,774

Clinical programs expenses increased in the three months ended June 30, 2019 over the three months ended June 30, 2018 primarily due to costs related to our Phase 3 NASH RX clinical trial planning and preparations. Other research and development expense decreased in the three months ended June 30, 2019 over the three months ended June 30, 2018 primarily due to a decrease in non-cash stock-based compensation expense of approximately $544,000. For the six months ended June 30, 2019 compared to the previous year, clinical program expenses are lower due to the close out costs in 2018 of the Phase 2 clinical trials in that period being higher than the startup costs and activities related to the Phase 3 clinical trial through the first half of 2019. Other research and development expense decreased in the six months ended June 30, 2019 over the six months ended June 30, 2018 primarily due to a decrease in non-cash stock-based compensation expense of approximately $992,000.

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

General and Administrative Expense.

					2019 as Compared to 2018
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months		Six Months
	2019	2018	2019	2018	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,498	$2,283	$3,219	$4,163	$(785)	(34)%	$(944)	(23)%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease in general and administrative expenses for the three months ended June 30, 2019 as compared to the same period in 2018 is due to a decrease in non-cash, stock-based compensation expense of $457,000 and smaller decreases in legal and business development expenses.    The primary reasons for the decrease in general and administrative expenses for the six months ended June 30, 2019 as compared to the same period in 2018 is due to a decrease in non-cash, stock-based compensation expense of $784,000 and smaller decrease in business development expenses.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2019, the Company had $52 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, including availability of the line of credit (see Note 3), to fund currently planned operations at least through December 31, 2020. We expect that we will require more cash to fund our operations after December 31, 2020 and believe we will be able to obtain additional financing. The currently planned operations include estimated costs related to a planned Phase 3 clinical trial through December 31, 2020. While the costs of the trial and general overhead during the Phase 3 trial are expected to be approximately $100 million, the costs and timing of such trial is not yet completely finalized. These costs will require additional funding. There can be no assurance that we will be successful in obtaining financing to support our operations beyond December 31, 2020 or, if available, that any such financing will be on terms acceptable to us. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

On May 23, 2019, we completed an offering of common stock and warrants to its shareholders of record as of April 29, 2019. In the offering, we received approximately $44.9 million for the issuance of 10,488,161 shares of common stock and warrants which may be exercised for 2,622,154 shares of common stock. The warrants may be exercised at $7.00 per share of common stock and expire on May 23, 2026.

Net cash used in operations decreased by $981,000 to $5,614,000 for the six months ended June 30, 2019, as compared to $6,595,000 for the six months ended June 30, 2018. Cash operating expenses decreased principally due to the winding down in 2018 of Phase 2 clinical trial somewhat offset by startup activities related to the planned Phase 3 clinical trial in 2019.

Net cash provided by financing activities for the six months ended June 30, 2019, of $49,404,000 represents proceeds from the issuance of common stock from the stockholder rights offering of $44,889,000, from the ATM of $1,865,000 and $2,650,000 from the exercise of common stock options and warrants. Net cash provided by financing activities for the six months ended June 30, 2018, of $14,039,000 represents proceeds from the exercise of common stock warrants and options and issuances of common stock from the ATM.

Other

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2019.

GALECTIN THERAPEUTICS INC.

By:	/s/ Harold H. Shlevin
Name:	Harold H. Shlevin, Ph.D.
Title:	Chief Executive Officer and President (principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)