Form 10-Q
period 2019-09-30
GALECTIN THERAPEUTICS INC
filed 2019-11-12
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2019 was 56,886,059.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

		PAGE
	PART I — FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	5

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months and Nine Months ended September 30, 2019 and 2018	6

	Notes to Unaudited Condensed Consolidated Financial Statements	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4.	Controls and Procedures	24

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	25

ITEM 1A.	Risk Factors	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	25

ITEM 4.	Mine Safety Disclosures	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits	25

SIGNATURES		26

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$50,337	$8,253
Prepaid expenses and other current assets	136	579

Total current assets	50,473	8,832

Other	287	174

Total assets	$50,760	$9,006

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$354	$297
Accrued expenses and other	862	1,512
Accrued dividends payable	—	299

Total current liabilities	1,216	2,108

Other liabilities	62	—

Total liabilities	1,278	2,108

Commitments and contingencies (Note 10)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at September 30, 2019 and December 31, 2018, redemption value: $8,678,000, liquidation value: $1,760,000 at September 30, 2019	1,723	1,723
Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at September 30, 2019 and December 31, 2018, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,327,500 issued and outstanding at September 30, 2019 and December 31, 2018, liquidation value $1,327,500 at September 30, 2019	537	537
Series B-1 12% convertible preferred stock; 900,000 shares authorized, 0 and 900,000 issued and outstanding at September 30, 2019 and December 31, 2018	—	1,761
Series B-2 12% convertible preferred stock; 2,100,000 shares authorized, 0 and 2,100,000 issued and outstanding at September 30, 2019 and December 31, 2018	—	3,697
Series B-3 8% convertible preferred stock; 2,508,000 shares authorized, 0 and 2,508,000 issued and outstanding at September 30, 2019 and December 31, 2018	—	1,224
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2019 and December 31, 2018, 56,658,859 and 41,190,905 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	56	41
Additional paid-in capital	258,357	194,130
Retained deficit	(211,191)	(196,215)

Total stockholders’ equity	47,759	5,175

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$50,760	$9,006

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)		(in thousands, except per share data)
Operating expenses:
Research and development	$1,503	$1,505	$3,671	$5,279
General and administrative	1,360	1,175	4,579	5,338

Total operating expenses	2,863	2,680	8,250	10,617

Total operating loss	(2,863)	(2,680)	(8,250)	(10,617)

Other income (expense):
Interest income	101	15	158	23
Interest expense	(22)	(87)	(65)	(256)

Total other income (expense)	79	(72)	93	(233)

Net loss	$(2,784)	$(2,752)	$(8,157)	$(10,850)

Preferred stock dividends	(35)	(294)	(198)	(848)
Warrant modification (Note 9)	—	—	(6,622)	—

Net loss applicable to common stockholders	$(2,819)	$(3,046)	$(14,977)	$(11,698)

Net loss per common share — basic and diluted	$(0.05)	$(0.07)	$(0.27)	$(0.30)
Weighted average common shares outstanding — basic and diluted	56,631	40,921	55,494	38,822

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,157)	$(10,850)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation expense	1,269	3,293
Amortization of right to use lease asset	26	—
Issuance of common stock for services	—	11
Non-cash interest expense	65	256
Changes in operating assets and liabilities:
Prepaid expenses and other assets	239	372
Accounts payable and accrued expenses	(531)	(1,254)

Net cash from operating activities	(7,089)	(8,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of warrants	49,567	15,255
Payment of preferred stock dividends	(394)	—

Net cash flows from financing activities	49,173	15,255

NET INCREASE IN CASH AND CASH EQUIVALENTS	42,084	7,083
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,253	3,053

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,337	$10,136

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$102	$915

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2017	176	$1,723

Balance at September 30, 2018	176	$1,723

Balance at December 31, 2018	176	$1,723

Balance at September 30, 2019	176	$1,723

GALECTIN THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

For the Three Months Ended September 30, 2019 and 2018

(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Series B-1 12% Convertible Preferred Stock		Series B-2 12% Convertible Preferred Stock		Series B-3 8% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2018	1,352,500	$547	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	40,628,183	$41	$190,602	$(189,820)	$8,052
Series A 12% convertible preferred stock dividend									13,351		81	(40)	(41)
Series B-1 12% convertible preferred stock dividend									8,956		54	(54)
Series B-2 12% convertible preferred stock dividend									20,897		126	(126)
Series B-3 8% convertible preferred stock dividend									8,291		50	(50)
Series C super dividend redeemable convertible preferred stock dividend									8,495		51	(26)	(26)
Issuance of common stock									51,100		361		5,242
Issuance of common stock from exercise of warrants and options									397,237		854		854
Issuance of common stock for services									228		1		1
Stock-based compensation expense											663		663
Net loss												(2,752)	(2,752)

Balance at September 30, 2018	1,352,500	$547	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	41,136,738	$41	$192,843	$(192,868)	$7,245

Balance at June 30, 2019	1,327,500	$537	—	$—	—	$—	—	$—	56,591,278	$56	$257,678	$(208,373)	$49,898
Series A 12% convertible preferred stock dividend									13,275		49	(9)	40
Series C super dividend redeemable convertible preferred stock dividend									14,280		53	(25)	28
Issuance of common stock									40,026		163		163
Stock-based compensation expense											414		414
Net loss												(2,784)	(2,784)

Balance at September 30, 2019	1,327,500	$537	—	$—	—	$—	—	$—	56,658,859	$56	$258,357	$(211,191)	$47,759

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

For the Nine Months Ended September 30, 2019 and 2018

(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Series B-1 12% Convertible Preferred Stock		Series B-2 12% Convertible Preferred Stock		Series B-3 8% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2017	1,377,500	$557	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	35,789,388	$36	$173,363	$(181,168)	$(530)
Series A 12% convertible preferred stock dividend									27,126		147	(106)	41
Series B-1 12% convertible preferred stock dividend									27,835		155	(155)
Series B-2 12% convertible preferred stock dividend									64,948		363	(363)
Series B-3 8% convertible preferred stock dividend									25,769		144	(144)
Series C super dividend redeemable convertible preferred stock dividend									20,394		107	(82)	25
Issuance of common stock									669,714	1	5,602		5,603
Issuance of common stock from exercise of warrants and options									4,504,424	4	9,647		9,651
Issuance of common stock for services									2,883		12		12
Issuance of common stock from Series A conversion	(25,000)	(10)							4,257		10
Stock-based compensation expense											3,293		3,293
Net loss												(10,850)	(10,850)

Balance at September 30, 2018	1,352,500	$547	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	41,136,738	$41	$192,843	$(192,868)	$7,245

Balance at December 31, 2018	1,327,500	$537	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	41,190,905	$41	$194,130	$(196,215)	$5,175
Series A 12% convertible preferred stock dividend									13,275		49	(89)	(40)
Series B-1 12% convertible preferred stock dividend												(6)	(6)
Series B-2 12% convertible preferred stock dividend												(15)	(15)
Series B-3 8% convertible preferred stock dividend												(9)	(9)
Series C super dividend redeemable convertible preferred stock dividend									14,280		53	(78)	(25)
Issuance of common stock									10,923,420	10	46,907		46,917
Conversion of Series B Convertible Preferred to common			(900,000)	(1,761)	(2,100,000)	(3,697)	(2,508,000)	(1,224)	3,789,346	4	6,678
Issuance of common stock for exercise of warrants and options									727,633	1	2,649		2,650
Warrant modification (Note 9)											6,622	(6,622)
Stock-based compensation expense											1,269		1,269
Net loss												(8,157)	(8,157)

Balance at September 30, 2019	1,327,500	$537	—	$—	—	$—	—	$—	56,658,859	$56	$258,357	$(211,191)	$47,759

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 2019 and the results of its operations for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2018 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2018.

The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2019, the Company had $50.3 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, including availability of the line of credit (see Note 3), to fund currently planned operations at least through December 31, 2020. We expect that we will require more cash to fund our operations after December 31, 2020 and believe we will be able to obtain additional financing. The currently planned operations include estimated costs related to a planned clinical trial, through December 31, 2020.

The costs of the trial and general overhead during its next planned clinical trial are estimated to be approximately $100 to $115 million; however, the costs and timing of such trial are not yet completely finalized. These costs will require additional funding. There can be no assurance that we will be successful in obtaining financing to support our operations beyond December 31, 2020 or, if available, that any such financing will be on terms acceptable to us. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

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

2. Accrued Expenses and Other

Accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Legal and accounting fees	$194	$45
Accrued compensation	630	1,294
Lease liability	37	—
Accrued research and development costs and other	1	173

Total	$862	$1,512

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

The fair value of the 500,000 warrants vested at closing in December 2017 was $696,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 98%, risk free interest rate of 2.05% and zero dividends. The fair value of the vested warrants was recorded in other current assets and other assets (non-current) as a deferred financing cost and were to be amortized on a straight-line basis from December 19, 2017 through December 31, 2019. The remaining unamortized balance of the deferred financing cost on January 11, 2019 was adjusted to be recorded as expense on a straight-line basis through December 31, 2022. Amortization for the nine months ended June 30, 2019 and 2018 of $65,000 and $256,000, respectively, was recorded as interest expense. In May 2019, Mr. Uihlein exercised the 500,000 vested warrants and the Company received the proceeds of $2,500,000.

The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through December 31, 2022 reflecting the second extension.

4. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$74	$252	$244	$1,413
General and administrative	340	411	1,025	1,880

Total stock-based compensation expense	$414	$663	$1,269	$3,293

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2018 through September 30, 2019:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	2,713,979	$4.67
Granted	530,000	4.72
Exercised	(142,543)	1.79
Options forfeited/cancelled	(39,098)	2.09

Outstanding, September 30, 2019	3,062,338	$4.85

As of September 30, 2019, there was $909,000 of unrecognized compensation related to 468,750 unvested options, which is expected to be recognized over a weighted–average period of approximately 0.9 years. The weighted-average grant date fair value for options granted during the nine months ended September 30, 2019 was $3.83. The Company granted 530,000 stock options in January 2019.

The fair value of all options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.68%	2.47%
Expected life of the options	6 years	5.7 years
Expected volatility of the underlying stock	104%	104%
Expected dividend rate	0%	0%

5. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2018 through September 30, 2019:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	10,647,026	$3.48
Granted	2,622,154	7.00
Exercised	(585,090)	4.71
Forfeited/cancelled	(143,411)	3.00

Outstanding, September 30, 2019	12,540,679	$4.22

6. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 or level 3 assets or liabilities at September 30, 2019 or December 31, 2018.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	September 30, 2019 (shares)	September 30, 2018 (shares)
Warrants to purchase shares of common stock	12,540,679	10,697,026
Options to purchase shares of common stock	3,062,338	3,764,648
Shares of common stock issuable upon conversion of preferred stock	514,602	4,308,115

	16,117,619	18,769,789

8. Common Stock

2017 At Market Issuance of Common Stock

On May 19, 2017, the Company entered into an At Market Issuance Sales Agreement (the “2017 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2017 At Market Agreement. During the nine months ended September 30, 2019, the Company issued 435,259 shares of its common stock under the 2017 At Market Agreement for net proceeds of approximately $2,028,000.

For the nine months ended September 30, 2019, the Company has issued a total of 27,555 shares of common stock for dividends on Series A and Series C Preferred Stock. For the nine months ended September 30, 2018, the Company has issued a total of 166,072 shares of common stock for dividends on Series A, Series B and Series C Preferred Stock.

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

11. Leases

The Company has one operating lease for its office space which was amended effective January 1, 2019 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first two months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table below, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the nine-month period ended September 30, 2019 was $33,000 and is included in general and administrative expenses. As of September 30, 2019, the right to use lease asset consisted of $92,000 and is included in other assets. Also, at September 30, 2019, current lease liability of $37,000 is included in accrued expenses and other and noncurrent lease liability of $62,000 is in other liabilities.

Maturity of operating lease as of September 30, 2019 in thousands:

2019	$12
2020	47
2021	48
2022	8

Total	115
Less imputed interest	16

Present value of lease liability	$99

The discount rate used in calculating the present value of the lease payments was 11.04%

12. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Since then, the Company has contributed a total of $1,908,000, including $105,000 for the nine months ended September 30, 2019, for expenses of the LLC. Since the end of 2014, SBH has contributed $158,000 for expenses in the LLC. As of September 30, 2019, the Company’s ownership percentage in the LLC was 80.5%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

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

Our lead galectin-3 inhibitor is GR-MD-02, which has been demonstrated in preclinical models to reverse liver fibrosis and cirrhosis. GR-MD-02 has the potential to treat many diseases due to galectin-3’s involvement in multiple key biological pathways such as fibrosis, immune cell function and immunity, cell differentiation, cell growth, and apoptosis (cell death). The importance of galectin-3 in the fibrotic process is supported by experimental evidence. Animals with the gene responsible for galectin-3 “knocked-out” can no longer develop fibrosis in response to experimental stimuli compared to animals with an intact galectin-3 gene. Galectin Therapeutics Inc. is using its galectin-3 inhibitor to treat advanced liver fibrosis and liver cirrhosis in NASH (non-alcoholic steatohepatitis) patients. We have completed two Phase 1 clinical studies, a Phase 2 clinical study in NASH patients with advanced fibrosis (NASH-FX) and a second Phase 2B clinical trial in NASH patients with well compensated cirrhosis. We announced, in December 2017 top line results from our Phase 2b study in NASH patients with cirrhosis (NASH-CX) and results of an End of Phase 2 meeting with the FDA in May 2018 that provided direction on potentially acceptable end points for a Phase 3 trial. The latter was confirmed in a Type C meeting with FDA in February 2019. Thereafter, the Company with its external NASH consultants designed a Phase 3 study that was been sent to various contract research organizations (CROs) for their input on feasibility, timing costs and other important considerations. At the request of United States Food and Drug Administration (FDA), the trial protocol and answers to questions raised by FDA at the February meeting was submitted as a Type C (Written Response Only) request to FDA on July 17, 2019; this response sought FDA feedback and agreement with regards to the proposed clinical program.

Comments from FDA were received in late October 2019 and are being evaluated for incorporation into the final version of the clinical trial protocol by the Company in conjunction with its hepatology consultants and medical and other experts at Covance, its chosen CRO Further information is described below under “NASH-RX Trial”.

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

We endeavor to leverage our scientific and product development expertise as well as established relationships with outside sources to achieve cost-effective and efficient drug development. These outside sources, amongst others, provide us with expertise in preclinical models, pharmaceutical development, toxicology, clinical trial operations, pharmaceutical manufacturing, sophisticated physical and chemical characterization, and commercial development. We also have established several collaborative scientific discovery programs with leading experts in carbohydrate chemistry and characterization. These discovery programs are generally aimed at the targeted development of new carbohydrate molecules that bind galectin proteins and offer alternative options to larger market segments in our primary disease indications. We also have established through Galectin Sciences LLC, a discovery program aimed at the targeted development of small molecules (generally, non-carbohydrate) that bind galectin proteins and may afford options for alternative means of drug delivery (e.g., oral) and as a result expand the potential uses of our galectin-3 inhibitor compounds. We are also pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immuno-oncology for cancer therapy. However, our clinical development efforts are focused on both liver fibrosis and fatty liver disease as represented by a Phase 2 clinical trial in NASH-cirrhosis which reported top line data in December 2017 and on planning for subsequent clinical studies. All of our proposed products are presently in development, including pre-clinical and clinical trials.

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

We have one new proprietary chemical entity (NCE) in development, GR-MD-02, which has shown promise in preclinical and early clinical studies in treatment of fibrosis, severe skin disease, and in cancer therapy. Currently we are focusing on development of GR-MD-02, belapectin, intended to be used in the treatment of liver fibrosis associated with fatty liver disease (NASH) and more specifically in NASH cirrhosis. We have also leveraged our relationships with well-known investigators to demonstrate clinical effects of GR-MD-02 in treating moderate to severe plaque psoriasis, severe atopic dermatitis, and in cancer therapy in combination with immune-system modifying agent(s). GR-MD-02 is a proprietary, patented compound derived from natural, readily available, plant-based starting materials, which, following chemical processing, exhibits the properties of binding to and inhibiting galectin-3 proteins.

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

NASH – RX		Based on recent FDA feedback, the NASH-RX trial is being designed as an adaptive Phase 3 trial for NASH patients with well compensated cirrhosis. An interim analysis will be incorporated to confirm previous Phase 2 data, and end of study endpoints will include a composite clinical endpoint including progression to varices requiring treatment (large varices or varices with a red wale). Comments from FDA were received in late October 2019 and are still being evaluated by the Company in conjunction with its hepatology consultants and medical and other experts at Covance, its chosen CRO. Further information is described under “NASH-RX Trial” below.

Lung Fibrosis	GR-MD-02	In pre-clinical development
Kidney Fibrosis	GR-MD-02	In pre-clinical development
Cardiac and Vascular Fibrosis	GR-MD-02 and GM-CT-01	In pre-clinical development

Cancer Immunotherapy
Melanoma, Head, Neck Squamous Cell Carcinoma (HNSCC)	GR-MD-02	Investigator IND submitted in December 2013. Phase 1B study in process. A second Phase 1B study began in Q-1 2016. Investigator IND for that study submitted in September 2015. Early data was reported in February 2017 and studies with the 3rd cohort were reported in September 2018. Continuation of trial is ongoing to expand the dataset of melanoma and HNSCC patients at the 4 mg/Kg dose.

Psoriasis
Indication	Drug	Status
Moderate to Severe Plaque Psoriasis Severe Atopic Dermatitis	GR-MD-02	IND submitted March 2015. A phase 2a trial in moderate to severe plaque psoriasis patients began in January 2016. Interim data on the first four patients were positive and were reported in May 2016. Further positive data was reported in September 2016. Investigator initiated IND submitted for treatment of three patients with severe atopic dermatitis, with positive preliminary data presented in February 2017. Further studies are dependent on finding a suitable strategic partner.

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

NASH-RX Trial: The NASH-RX Trial was initially designed as a Phase 3 trial of GR-MD-02 in NASH cirrhosis patients based on FDA feedback from a February 2019 meeting between the Company and the FDA. The trial design is being refined as a result of further input received from the FDA in late October 2019 and ongoing input from the FDA.

The late October 2019 FDA comments are being evaluated by the Company in conjunction with its external hepatology experts and medical and other experts at Covance. In its comments, the FDA seemingly is departing from its earlier implied potential support of the use of progression to varices as a surrogate endpoint for accelerated approval. A follow up call with the FDA is scheduled for later in November to clarify aspects of its communication. The FDA also made additional constructive comments and suggestions mostly of an operational nature. Based on updated feedback, the Company is redesigning the trial protocol. We will continue to seek approval in a manner consistent with the data derived from the results of the trial. The pathway pursued will be based on the assessment of that data.

Currently, as a result of the Agency’s feedback and after consultation with external experts, the Company plans to conduct an adaptive-designed trial that confirms dose selection and data observed in the NASH-CX trial and where, in a seamless fashion with pre-planned adaptations, an interim analysis informs the larger Phase 3 trial component. The adaptive design being considered allows pre-planned adjustments of the trial which may include, amongst other factors, optimization of dose selection, confirmation of efficacy and proof of concept, optimized sizing and statistical powering of the Phase 3 component, and possible inclusion of more advanced cirrhotic patients. We believe that these adaptations taken together should optimize conduct of the NASH-RX trial giving GR-MD-02 the best opportunity to show a positive therapeutic effect. Existing patients in the first component of the trial are expected to be seamlessly transitioned to the Phase 3 trial component. An important aspect of the adaptive design is potential early termination of the study for futility after evaluation of the results from the first part of the trial, thereby saving the company resources that it could expend on other trials. Conversely, if the final results of the NASH-RX trial are compelling there could be the potential for FDA approval and/or partnership opportunity with a large pharmaceutical company.

In the Phase 3 component of this trial, the primary endpoint would likely be a composite clinical outcomes endpoint, including varices requiring treatment (development of large varices or varices with a red wale), decompensated events, all-cause mortality, MELD score increase as defined earlier and liver transplant. Patient selection would be based on clinical criteria indicative of clinically significant portal hypertension, amongst others, including presence or absence of varices, platelet count, spleen size and evidence of collaterals by imaging. In addition, in parallel, a hepatic impairment study in patients with Child-Turcotte-Pugh (CTP) classes A, B, and C would be conducted to potentially allow inclusion of patients with CTP Class B and/or C who are at increased risk of decompensating. Subject to additional assessments to assure appropriate study sizing and other operational considerations, these changes are believed to be relatively straight-forward modifications of the protocols submitted to the Agency in July 2019, and we believe the changes will increase the likelihood of success of the Phase 3 component of the study. These current plans are subject to modification after discussion with FDA. The final study design will be announced when available.

The focus and goal of the therapeutic program is to stop the progression of and reverse the fibrosis and/or portal hypertension in the liver and thereby improve liver function and prevent the development of varices and clinical complications of fibrosis/cirrhosis and liver-related mortality in patients. Based on the results of the NASH-CX trial and subject to confirmation in later stage clinical trials, we believe that this goal is achievable in a significant portion of the NASH cirrhosis patient population i.e. those NASH cirrhosis patients with portal hypertension.

The key milestones and associated target dates for the NASH-RX trial will be announced as elements of design of the trial are finalized based on the recent FDA feedback. However, we currently expect the first patient to be enrolled in the first quarter of 2020. The study likely will involve at least 500 patients at up to approximately 130 sites in 11 countries in North America, Europe, Asia, and Australia and will continue for at least two years of dosing.

Covance has already begun extensive work on site and vendor startup activities. We are also including a NASH-specific site network to accelerate site startup and patient enrollment for this trial. A startup agreement has been executed with Covance which allowed them to start work on protocol development, statistical analysis plans, support us in addressing some of FDAs questions, and to engage vendors for various activities in support of the NASH-RX Trial.

Covance has also identified more than 125 clinical trial sites in 11 countries interested in the trial, and many sites have been qualified by pre-study visits. Various procedural manuals related to conduct and evaluation EGDs have been compiled, charters for various oversight committees such as the adjudication committee, and data safety monitoring board, amongst others, have been drafted, and key members of these committees have been identified. Additional activities include defining the initial structure of the electronic data capture systems and its initial build and the contracting for key patient questionnaires, organizing vendors for product labeling and distribution globally, and preparing submissions to foreign regulatory agencies.

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

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Research and Development Expense.

	Three Months Ended		Nine Months Ended		2019 as Compared to 2018
	September 30,		September 30,		Three Months		Nine Months
	2019	2018	2019	2018	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$1,503	$1,505	$3,671	$5,279	$(2)	0%	$(1,608)	(30%)

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

Our research and development expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Direct external expenses:
Clinical programs	$718	$539	$1,648	$2,156
Pre-clinical activities	232	52	333	169
All other research and development expenses	553	914	1,690	2,954

	$1,503	$1,505	$3,671	$5,279

Clinical programs expenses increased in the three months ended September 30, 2019 over the three months ended September 30, 2018 primarily due to costs related to our the NASH RX clinical trial planning and site start-up and qualification processes globally and preparations and some preclinical activities incurred in support of the planned clinical program such as development and reproductive toxicity studies, clinical supplies and other supportive activities. Other research and development expense decreased in the three months ended September 30, 2019 over the three months ended September 30, 2018 primarily due to a decrease in non-cash stock-based compensation expense of approximately $177,000. For the nine months ended September 30, 2019 compared to the previous year, clinical program expenses are lower due to the close out costs in 2018 of the Phase 2 clinical trials in that period being higher than the startup costs and activities related to the NASH-RX Trial through the first nine months of 2019. Other research and development expense decreased in the nine months ended September 30, 2019 over the nine months ended September 30, 2018 primarily due to a decrease in non-cash stock-based compensation expense of approximately $1,169,000.

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

General and Administrative Expense.

					2019 as Compared to 2018
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months		Nine Months
	2019	2018	2019	2018	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,360	$1,176	$4,579	$5,338	$184	16%	$(759)	(14)%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase in general and administrative expenses for the three months ended September 30, 2019 as compared to the same period in 2018 are increases in legal and business development expenses. The primary reasons for the decrease in general and administrative expenses for the nine months ended September 30, 2019 as compared to the same period in 2018 is due to a decrease in non-cash, stock-based compensation expense of $855,000.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. The Company has operated at a loss since its inception and has had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2019, the Company had $50.3 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, including availability of the line of credit (see Note 3), to fund currently planned operations at least through December 31, 2020. We expect that we will require more cash to fund our operations after December 31, 2020 and believe we will be able to obtain additional financing. The currently planned operations include estimated costs related to our NASH-RX clinical trial through December 31, 2020. While the costs of the trial and general overhead during the trial are expected to be approximately $100 to $115 million, the costs and timing of such trial is not yet completely finalized. These costs will require additional funding. There can be no assurance that we will be successful in obtaining financing to support our operations beyond December 31, 2020 or, if available, that any such financing will be on terms acceptable to us. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net cash used in operations decreased by $689,000 to $7,483,000 for the nine months ended September 30, 2019, as compared to $8,172,000 for the nine months ended September 30, 2018. Cash operating expenses decreased principally due to the winding down in 2018 of Phase 2 clinical trial somewhat offset by startup activities related to the planned NASH-RX clinical trial in 2019.

Net cash provided by financing activities for the nine months ended September 30, 2019, of $49,567,000 represents proceeds from the issuance of common stock from the stockholder rights offering of $44,889,000, from the ATM of $2,028,000 and $2,650,000 from the exercise of common stock options and warrants. Net cash provided by financing activities for the nine months ended September 30, 2018, of $15,255,000 represents proceeds from the exercise of common stock warrants and options and issuances of common stock from the ATM.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2019.

GALECTIN THERAPEUTICS INC.

By:	/s/ Harold H. Shlevin
Name:	Harold H. Shlevin, Ph.D.
Title:	Chief Executive Officer and President (principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)