Form 10-K
period 2019-12-31
GALECTIN THERAPEUTICS INC
filed 2020-03-16
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File No. 001-31791

GALECTIN THERAPEUTICS INC.

Nevada	04-3562325
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
4960 Peachtree Industrial Blvd., Suite 240, Norcross, GA	30071
(Address of Principal Executive Offices)	(Zip Code)

(678) 620-3186

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	GALT	The NASDAQ Capital Market
Units, each consisting of two shares of Common Stock and one Warrant to purchase one share of Common Stock		The NASDAQ Capital Market
Common Stock Purchase Warrants		The NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2019 was $166 million.

The number of shares outstanding of the registrant’s common stock as of February 21, 2020 was 57,031,027.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

PART I

Item 1.	Business

Overview

We are a clinical stage biopharmaceutical company engaged in drug research and development to create new therapies for fibrotic disease, severe skin disease, and cancer. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant products as starting material in manufacturing processes to create proprietary, patented complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that largely bind and inhibit galectin proteins, particularly galectin-3, we are undertaking the focused pursuit of therapies for indications where galectins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences to patients and those where current treatment options are limited. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible consistent with the natural history of the disease and to seek strategic partners when a program becomes advanced and requires significant additional resources.

Our lead galectin-3 inhibitor is belapectin (GR-MD-02), which has been demonstrated in preclinical models to reverse liver fibrosis and cirrhosis. GR-MD-02 has the potential to treat many diseases due to galectin-3’s involvement in multiple key biological pathways such as fibrosis, immune cell function and immunity, cell differentiation, cell growth, and apoptosis (cell death). The importance of galectin-3 in the fibrotic process is supported by experimental evidence. Animals with the gene responsible for galectin-3 “knocked-out” can no longer develop fibrosis in response to experimental stimuli compared to animals with an intact galectin-3 gene. Galectin Therapeutics Inc. is using its galectin-3 inhibitor to treat advanced liver fibrosis and liver cirrhosis in NASH (non-alcoholic steatohepatitis) patients. We have completed two Phase 1 clinical studies, a Phase 2 clinical study in NASH patients with advanced fibrosis (NASH-FX) and a second Phase 2B clinical trial in NASH patients with well compensated cirrhosis (NASH-CX). We announced, in December 2017 top line results from our NASH-CX trial and results of an End of Phase 2 meeting with the FDA in May 2018 that provided direction on potentially acceptable end points for a Phase 3 trial. The latter was confirmed in a Type C meeting with FDA in February 2019. Thereafter, the Company with its external NASH consultants designed a Phase 3 study that was sent to various contract research organizations (CROs) for their input on feasibility, timing costs and other important considerations. At the request of the United States Food and Drug Administration (FDA), the trial protocol and answers to questions raised by FDA at the February meeting was submitted as a Type C (Written Response Only) request to FDA on July 17, 2019; this response sought FDA feedback and agreement with regards to the proposed clinical program. Further details on results of the NASH-CX trial were published in the journal Gastroenterology in December 2019.

Comments from FDA were received in late October 2019 and have been incorporated into the final version of the clinical trial protocol by the Company in conjunction with its hepatology consultants and medical and other experts at Covance, its chosen CRO Further information is described below under “NASH-RX Trial”. This modified trial design was discussed with FDA in a meeting on November 14, 2019 at which FDA indicated the design was reasonable (subject to a review of the protocol). The Company together with its advisors and Covance has modified the protocol and associated statistical analysis plans in conformance with the feedback received from FDA. In addition, the Company has been working to complete the various additional information requested by FDA. Design aspects of the study were presented in greater detail in the presentation following our Annual Meeting on December 4, 2019.

We endeavor to leverage our scientific and product development expertise as well as established relationships with outside sources to achieve cost-effective and efficient drug development. These outside sources, amongst others, provide us with expertise in preclinical models, pharmaceutical development, toxicology, clinical trial operations, pharmaceutical manufacturing, sophisticated physical and chemical characterization, and commercial development. We also have established several collaborative scientific discovery programs with leading experts in carbohydrate chemistry and characterization. These discovery programs are generally aimed at the targeted development of new carbohydrate molecules that bind galectin proteins and offer alternative options to larger market segments in our primary disease indications. We also have established through Galectin Sciences LLC, a discovery program aimed at the targeted development of small molecules (generally, non-carbohydrate) that bind galectin proteins and may afford options for alternative means of drug delivery (e.g., oral) and as a result expand the potential uses of our galectin-3 inhibitor compounds. Initial results of the efforts at Galectin Sciences LLC were presented by Dr. E. Zomer at the AFDD meeting in Boston in Fall, 2019. We are also pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immuno-oncology for cancer therapy. However, our clinical development efforts are primarily focused on liver fibrosis and fatty liver disease. All of our proposed products are presently in development, including pre-clinical and clinical trials.

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

The NASH FX trial was designed for patients with advanced fibrosis but not cirrhosis. Its principal purpose was to evaluate various imaging modalities. The NASH FX trial top line data was reported in September 2016

The NASH CX trial, was designed for patients with well compensated cirrhosis. The NASH CX trial top line data was reported in December 2017. End of Phase 2 (EOP2) meeting held with FDA in May 2018.
NASH – RX

Based on recent FDA feedback, the NASH-RX trial is being designed as an adaptive Phase 2b/3 trial for NASH patients with well compensated cirrhosis. An interim efficacy analysis will be incorporated to confirm previous Phase 2 data, confirm an optimal dose and reaffirm efficacy, and the end of study endpoints will include development of varices and a composite clinical endpoint including progression to varices requiring treatment (large varices or varices with a red wale). Comments from FDA were received in late October 2019, refined in a teleconference with FDA on November 14, 2019 and have been incorporated into a revised protocol and associated documents by the Company in conjunction with its hepatology consultants and medical and other experts at Covance, its chosen CRO. A separate hepatic impairment trial will be conducted in parallel to potentially allow inclusion of more advanced cirrhotic patients (Child Turcotte Pugh or CTP Class B) in the NASH-RX trial. Further information is described under “NASH-RX Trial” below.

Lung Fibrosis	GR-MD-02	In pre-clinical development
Kidney Fibrosis	GR-MD-02	In pre-clinical development

Indication	Drug	Status
Cardiac and Vascular Fibrosis	GR-MD-02 and GM-CT-01	In pre-clinical development
Cancer Immunotherapy
Melanoma, Head,Neck Squamous Cell Carcinoma (HNSCC)	GR-MD-02	Investigator IND submitted in December 2013. Phase 1B study in process. A second Phase 1B study began in Q-1 2016. Investigator IND for that study submitted in September 2015. Early data was reported in
February 2017 and studies with the 3rd cohort were reported in September 2018. Continuation of trial is ongoing to expand the dataset of melanoma and HNSCC patients at the 4 mg/Kg dose to determine if a possible Phase 2 trial is warranted.
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

Fibrosis. GR-MD-02 (belapectin) is our lead product candidate for treatment of fibrotic disease. Our preclinical data show that GR-MD-02 has a significant therapeutic effect on liver fibrosis as shown in several relevant animal models. In addition, in NASH animal models, GR-MD-02 has been shown to reduce liver fat, inflammation, and ballooning degeneration or death of liver cells. Therefore, we chose GR-MD-02 as the lead candidate in a development program targeted initially at fibrotic liver disease associated with non-alcoholic steatohepatitis (NASH, or fatty liver disease). In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase 1 study in patients with NASH and advanced liver fibrosis to evaluate the human safety of GR-MD-02 and pharmacodynamics biomarkers of disease. On March 1, 2013, the FDA indicated we could proceed with a US Phase 1 clinical trial for GR-MD-02 with a development program aimed at obtaining support for a proposed indication of GR-MD-02 for treatment of NASH with advanced fibrosis. The Phase 1 trial was completed and demonstrated that GR-MD-02 up to 8 mg/kg, i.v. was safe and well tolerated. The human pharmacokinetic data defined a drug dose for use in the planned Phase 2 trials based on extrapolation from efficacy data in NASH animal models of liver fibrosis and/or cirrhosis. Additionally, there was evidence of a pharmacodynamic effect of GR-MD-02 at the 8 mg/kg dose with a decrease in alpha 2 macroglobulin, a serum marker of fibrotic activity, and a reduction in liver stiffness as determined by FibroScan®. An “End of Phase 1 Meeting” was held with FDA which, amongst other items, provided guidance on the primary endpoint for the Phase 2 clinical trial, the NASH-CX trial.

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

Our Phase 2 program in fibrotic disease consisted of two separate human clinical trials. The primary clinical trial was the Phase 2b NASH-CX study for one year for patients with NASH with well compensated cirrhosis, which began enrolling in June 2015. This study was the primary focus of our program and is a randomized, placebo-controlled, double-blind, parallel-group Phase 2b trial to evaluate the safety and efficacy of GR-MD-02 for treatment of liver fibrosis and resultant portal hypertension in NASH patients with well compensated cirrhosis. A smaller, exploratory NASH-FX trial was conducted to explore potential use of various non-invasive imaging techniques in NASH patients with advanced fibrosis but not cirrhosis.

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

Further information and details on the NASH-CX results summarized above is available in public presentations posted to our website and filed with the SEC and in a peer reviewed publication in Gastroenterology.

NASH-RX Trial: The NASH-RX Trial was initially designed as a Phase 3 trial of GR-MD-02 in NASH cirrhosis patients based on FDA feedback from a February 2019 meeting between the Company and the FDA. The trial design is being refined as a result of further input received from the FDA in late October 2019 and ongoing input from the FDA. The late October 2019 comments received from FDA in response to our July submission were evaluated and incorporated by the Company in conjunction with its external hepatology experts and medical and other experts at Covance. FDA suggested that we affirm NASH-CX efficacy and dose selection. In conjunction with KOLs and Covance, we developed a response including an adaptively-designed Phase 2b/3 trial with an interim efficacy analysis and accelerated review with proposed surrogate endpoint. The FDA also made additional constructive comments and suggestions mostly of an operational nature.

The Company together with its co-PIs and FDA had a follow up telephone conference on November 14, 2019 seeking clarifications during which the Company proposed a new study design to address FDA comments received in the Agency’s October response. In this teleconference, FDA indicated the new design was more reasonable (subject to review of the protocol), and FDA indicated that they were still supportive of the surrogate end-point concepts originally proposed. The revised study design was disclosed in the Company’s presentation following its Annual Meeting on December 4, 2019.

Based on updated feedback, the Company has redesigned the trial protocol in conjunction with its Co-PIs, biostatical experts and other experts at Covance. We will continue to seek approval in a manner consistent with the data derived from the results of the Phase 2b NASH-CX trial. The pathway pursued will be based on the assessment of that data and in a manner that seeks to address FDA’s comments and suggestions.

Currently, as a result of the Agency’s feedback and after consultation with external experts, the Company plans to conduct an adaptive-designed trial that confirms dose selection and data observed in the NASH-CX trial and where, in a seamless fashion with pre-planned adaptations, an interim efficacy analysis informs the larger Phase 3 trial component. The adaptive design being considered allows pre-planned adjustments of the trial that may include, optimization of dose selection, confirmation of efficacy and proof of concept observed in the NASH-CX trial, optimized sizing and statistical powering of the Phase 3 component, and possible inclusion of more advanced cirrhotic patients. We believe that these adaptations taken together should optimize conduct of the NASH-RX trial giving GR-MD-02 (belapectin) the best opportunity to show a positive therapeutic effect. If the results of the NASH-RX trial are compelling, there could be the potential for accelerated FDA approval and/or partnership opportunity with a large pharmaceutical company.

In the Phase 3 component of this trial, the primary endpoint would be development of varices. The secondary endpoints will likely be a composite clinical outcomes endpoint, including varices requiring treatment (development of large varices or varices with a red wale), decompensating events, all-cause mortality, MELD score increase as defined earlier and liver transplant. Patient selection would be based on clinical signs of portal hypertension, amongst others, including presence or absence of varices, platelet count, spleen size and evidence of collaterals by imaging. Subject to additional assessments to assure appropriate study sizing and other operational considerations, these changes are believed to be relatively straight-forward modifications of the protocols submitted to the Agency in July 2019, and we believe the changes will increase the likelihood of success of the Phase 3 component of the study. These current plans are subject to modification after the revised protocol is submitted to FDA. The final study design will be announced in conjunction with finalization and following submission of the protocol to FDA.

As developed, the NASH-RX adaptively designed study has certain features potentially improving likelihood of showing drug effects. These include, but are not limited to: clarity and reaffirmation of efficacy and safety demonstrated in the NASH-CX Phase 2b trial; inclusion of sample size re-estimation (SSR) after approximately 50% of the patients have completed one year of treatment; the SSR is designed to assure the rate of varices development is as expected and allowing adjustments in sample size if needed; appropriate selection of dose – e.g., a single dose for the Phase 3 component simplifying the overall trial and allowing adjustment to randomization ratio; Hepatic Impairment study may allow inclusion of CTP-B patients that are believed to have a much higher rate of varices progression and bleeding and other decompensating events; reduced frequency of EGDs and elimination of biopsies (other than to confirm a definitive diagnosis of NASH cirrhosis at screening), elimination of the HVPG subgroup, and revision to the randomization ratio (e.g., proving a greater chance of a patient being on active drug rather than placebo) may make it easier to enroll the trial and retain patients for the course of the trial. These positive features may be offset by robust sizing (e.g. 126 patients per group completers treated for 18 months) and a difficulty in frequently monitoring patients for varices progression.

The Interim Analysis (IA) for efficacy and safety after all patients have completed 18 months of treatment will be conducted by an Independent Data Monitoring Committee (DMC). This will provide preplanned adaptations and trends relative to interim efficacy and safety and the results of this interim analysis will be disclosed. Patients will continue on their assigned therapy until the IA is completed. If the IA feedback from the DMC is positive, patients are expected to continue in the trial (at the dose selected from the IA) adding patients with another year exposure to the drug treatment group for the Phase 3 component and increasing the likelihood of showing drug effect as patient cirrhosis progresses for a longer period of time. Adaptation to size and power calculations based on the IA reaffirming efficacy and safety will allow better estimates of Phase 3 cohort sizing and statistical power estimations which could be readjusted following the IA. The IA could also lead the DMC to stop the trial due to lack of sufficient efficacy, and other factors.

The focus and goal of the therapeutic program is to stop the progression of and reverse fibrosis and/or portal hypertension in the liver and thereby improve liver function and prevent the development of varices and clinical complications of fibrosis/cirrhosis and liver-related mortality in patients. Based on the results of the NASH-CX trial and subject to confirmation in later stage clinical trials, we believe that this goal is achievable in a significant portion of the NASH cirrhosis patient population i.e. those NASH cirrhosis patients with clinical signs of portal hypertension.

The key milestones and associated target dates for the NASH-RX trial will be announced as elements of design of the trial are finalized based on the recent FDA feedback. However, we currently expect the first patient to be enrolled in the second quarter of 2020. This represents a delay from our original target dates due to the need to redesign the trial and protocol pursuant to FDA questions.

Covance has already begun extensive work on site and vendor startup activities. We are also including a NASH-specific site network to accelerate site startup and patient enrollment for this trial. A startup agreement has been executed with Covance that allowed them to start work on protocol development, statistical analysis plans, support us in addressing some of FDAs questions, and engage vendors for various activities in support of the NASH-RX trial.

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

In advance of commencing the adaptively-designed NASH-RX Phase 2b/3 trial, the Company will commence a Hepatic Impairment Study, which will run in parallel with the phase 2b/3 trial as part of the Phase 3 development program. The Company and Covance have executed the Master Services Agreement that will cover both the Phase 2b/3 trial and this additional study, and the Work Order for this Hepatic Impairment study has also been signed. The cost of the Hepatic Study is $2 million. The Hepatic Impairment Study will be conducted at up to four sites and will involve approximately 40 patients (divided amongst normal healthy volunteers, and patients with hepatic impairment categorized as Child-Turcotte-Pugh (CTP) classes A, B, and C) who each will receive a single infusion of belapectin and whose serum belapectin levels will be monitored for up to approximately two weeks to define the effects of various stages of cirrhosis on serum belapectin levels and safety. The prior trials undertaken by the Company limited trial subjects to patients who had compensated cirrhosis. Patients with compensated cirrhosis are categorized as being CTP Class A. Patients with more advanced or decompensated cirrhosis are CTP Class B or Class C. Based on the results from this hepatic impairment study, the Company may consider including patients with more advanced cirrhosis in the Phase 3 portion of its NASH-RX trial. First, however, a Hepatic Impairment Study needs to be conducted to indicate that belapectin dosing is appropriate and inform about its potential safety profile in CTP Class B and Class C patients, just as earlier trials indicated belapectin dosing and safety in CTP Class A patients. Until dosing and safety profile is further informed in CTP Class B and/or Class C patients, the NASH-RX trial will enroll only CTP Class A patients.

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

Data on this combination immunotherapy program was presented on February 7, 2017 at the 9th GTCBio Immunotherapeutics & Immunomonitoring Conference in San Diego, CA by Dr. William L. Redmond, Providence Cancer Center. Preclinical results in mouse models of multiple types of cancers showed important anti-tumor activity and increased survival effects of combining GR-MD-02 with different types of immune modulators, providing a case for progressing studies into human patients with cancer. Seven patients were treated in the GR-MD-02 in combination with Yervoy trial, with no safety concerns in these low dose cohorts. Due to changes in the standard of care for metastatic melanoma (i.e., approval of anti-PD-1), recruitment has been slowed significantly in this trial. Promising results were reported in the Phase 1b trial combining GR-MD-02 with pembrolizumab (KEYTRUDA). Cohort 1 was completed (n=6, 5 with melanoma, one head and neck) with one partial response and one mixed response in 5 melanoma patients. There was a rapid and marked tumor response after 3 doses of combined GR-MD-02 and pembrolizumab in the one partial response patient who had failed high-dose IL-2 and oncolytic virus + ipilimumab. The study is ongoing and progression to further development will be based on response rate as compared to historical response rates to pembrolizumab alone. In September 2018 we announced additional preliminary clinical data from cohort 3 of this investigator-initiated trial. When aggregated with cohorts previously reported, the data shows a 50% objective response rate in advanced melanoma with GR-MD-02 in combination with KEYTRUDA, and a significant decrease in the frequency of suppressive myeloid-derived suppressor cells following treatment in the responding patients (on day 85 post-treatment). Fourteen advanced melanoma patients across three dose cohorts now have Objective Response Rate (ORR) and Disease Control Rate (DCR) data. Six patients completed in cohort 3 (8 mg/Kg) have now been added to the three patients completed in cohort 2 (4 mg/Kg) and five patients completed in cohort 1 (2 mg/Kg). Cohorts 1 and 3 each had two patients with an objective response. All three patients in cohort 2 had an objective response. In addition to the fourteen advanced melanoma patients, six patients with head and neck cancer were enrolled in this trial with a 33% ORR and 67% DCR. These data, taken together with the observed favorable safety and tolerability of the combination, in the view of the principal investigator, provide compelling rationale to move forward. Given that all three melanoma patients were responders at the 4 mg/Kg dose, the investigators plan to continue the trial with the expansion of the 4 mg/Kg cohort to include additional advanced melanoma patients and additional head and neck cancer patients. The expansion cohort is targeted to include 22 patients and is planned to have continued GR-MD-02 dosing as long as pembrolizumab is administered. This study, as noted on wwww.clinicaltrials.gov, employs a 3+3 phase I design with dose escalation of GR-MD-02 in conjunction with the standard therapeutic dose of pembrolizumab in patients with advanced melanoma who have had progression after ipilimumab and/or BRAF targeted therapy when a BRAF mutation is present, non-small cell lung cancer patients with disease progression after targeted therapy, or head and neck squamous cell carcinoma patients with disease progression after at least one platinum-containing regimen. In addition to monitoring for toxicity and clinical response, blood and tumor samples will be obtained to assess immunologic measures relevant to galectin biology and pembrolizumab T-cell checkpoint inhibition. Assuming these additional data are positive, the next logical step could be a Phase II trial.

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

This serendipitous finding, combined with galectin-3 protein being markedly upregulated in the capillary epithelia (small blood vessels) of the psoriatic dermis (plaque lesions), led to a phase 2a trial in patients with moderate to severe plaque psoriasis. GR-MD-02 inhibition of galectin-3 may attenuate capillary changes in the psoriatic dermis and inflammatory recruitment, perhaps explaining the improvements observed in the NASH fibrosis trial patient. In this open-label, unblinded trial (no placebo, all patients knowingly receive active drug), 5 patients with moderate to severe plaque psoriasis were administered GR-MD-02 every two weeks for 24 weeks. In May 2016, we reported positive results on the first four patients after 12 weeks of therapy. Based on these results, we modified the trial to include 24 weeks of therapy. In August 2016, we reported on four patients after 24 weeks of therapy and one patient after 12 weeks of therapy. The four patients who received 24 weeks of therapy experienced an average of 48% improvement in their plaque psoriasis. At this time, the average response in all five patients remains at 50% with one patient having an 82% improvement. However, there are existing drugs on the market in this disease that produce 75% and higher improvements in 60-90% of patients. While we are encouraged that this study has demonstrated clinically meaningful results in a human disease with GR-MD-02, the next steps would entail a controlled, does-ranging clinical trial, which we do not expect to conduct absent a strategic partnership.

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

We evaluated GR-MD-02 in pre-clinical toxicology and pharmacology studies during 2013, and filed an IND with the FDA in January 2013, for initiating human studies in patients with NASH. In February 2013, we entered into an agreement with CTI Clinical Trial Services to assist with the design, development and conduct of one or more clinical research studies, specifically for services with respect to our Phase 1 clinical trials to evaluate safety of GR-MD-02 in patients with NASH. The FDA notified us in March 2013 that we may proceed with a Phase 1 clinical trial for patients with NASH, and we began enrolling patients in the Phase 1 clinical trial in the third quarter of 2013. In August 2013, GR-MD-02 was granted Fast Track designation by the FDA for NASH with hepatic fibrosis, commonly known as fatty liver disease with advanced fibrosis. In January 2014, we completed the enrollment of the first cohort of patients in the Phase 1 trial with no serious adverse events being reported. We reported initial safety and tolerability results from the first cohort of patients on June 30, 2014. The second cohort of this Phase 1 trial began, and enrollment was completed in April 2014. In July 2014, we reported the results from the second cohort of patients. Enrollment of the third cohort of Phase 1 began in July 2014, with interim results presented in November 2014 with the final report on cohort 3 presented in January 2015. The results of the Phase 1 study demonstrate that (i) GR-MD-02 was safe and well tolerated by patients with advanced NASH liver fibrosis after IV administration of four doses of 2 mg/kg, 4 mg/kg and 8mg/kg lean body weight, (ii) Pharmacokinetics in patients with advanced fibrosis, but not cirrhosis, revealed drug exposure in humans at the 8 mg/kg dose that was equivalent to the upper range of the targeted therapeutic dose determined from effective doses in NASH animal models, (iii) Disease Serum Marker Effect showed there was a statistically significant, dose-dependent reduction in FibroTest® scores due to a statistically significant reduction in alpha-2 macroglobulin (A2M) serum levels, and (iv) Liver Stiffness Effect, as measured by FibroScan® showed that there was a signal of reduced liver stiffness in patients receiving GR-MD-02. The reduction seen in A2M does not necessarily mean fibrosis got better in this short study but does suggest changes in the fibrogenic process that might lead to an improvement in fibrosis with longer-term therapy. These Phase 1 results in NASH patients with advanced fibrosis, in addition to completion of further toxicology and drug-drug interaction studies provided a firm foundation for entry into a Phase 2 development program (described above). Top line results of our Phase 2b in compensated NASH cirrhosis patients was reported in December 2017 and is more fully described above as well in our SEC filings; the Phase 2b study results provide the foundation for entry into an adaptively-designed Phase 3 program which is designed in conjunction with our KOLs and feedback obtained from FDA during 2019.

GR-MD-02 is a proprietary, patented galactoarabino-rhamnogalacturonan polysaccharide polymer that is comprised predominantly of galacturonic acid, galactose, arabinose, rhamnose, and smaller amounts of other sugars. Structural studies have shown that GR-MD-02 binds to galectin-1 and to galectin-3 with binding affinity to galectin-3 being significantly greater than binding to galectin-1. With respect to GR-MD-02, we currently have, as of December 31, 2019, 22 granted U.S. patents, and 66 foreign granted patents. These patents, which are more fully described below, include a composition of matter patent, and methods of use including manufacture, use patient in patients with NASH, in patients with liver fibrosis, and in patients with diabetic kidney disease. Additional patent applications are pending with respect to, amongst other uses, cancer immunotherapy, lung fibrotic disease, and inflammatory disease associated with increase in inducible nitric oxide synthase. Patents have also been granted with respect to liver fibrosis, NASH, and liver fibrosis in combination with other therapeutic agents. Compounds for subcutaneous administration and oral delivery are currently under pre-clinical development.

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

The study employs a dose escalation of GR-MD-02 in conjunction with the standard therapeutic dose of ipilimumab in patients with advanced melanoma for whom ipilimumab would be considered standard of care. In addition to monitoring for toxicity and clinical response by irRECIST criteria on imaging tests, blood samples will be obtained to assess immunologic measures relevant to galectin biology and ipilimumab T-cell check-point inhibition. Galectin Therapeutics is providing its proprietary compound GR-MD-02 to EACRI researchers, as well as supplying researchers with supporting analysis of the pharmacokinetics of GR-MD-02 and the right to reference the Company’s open IND on GR-MD-02. To date the first two dosing groups have been completed without serious adverse events that were determined to be related to GR-MD-02. The third dosing group is no longer enrolling due to the availability of newer agents such as the anti-PD1 agents.

Similar to the agreement set forth for the ipilimumab (Yervoy®) Phase 1B study, Providence Portland Medical Center submitted an IND in September 2015 to conduct a Phase 1B study of GR-MD-02 and pembrolizumab (Keytruda®) in patients with metastatic melanoma. The combination of GR-MD-02 and an anti-PD1 (pembrolizumab) has been shown to enhance T-cell activation, memory, and effector function, and promote better antitumor responses in multiple mouse studies. The study will test the hypothesis that galectin-3 antagonism using GR-MD-02 with enhance the probability of melanoma response using pembrolizumab in patients by inducing proliferation, activation and memory function of CD8+ T cells that recognize melanoma antigens. Similar to the ipilimumab study, the study employs a dose escalation of GR-MD-02 in conjunction with the standard therapeutic dose of pembrolizumab in patients with metastatic melanoma who have had progression of their melanoma after ipilimumab and/or BRAF targeted therapy when a BRAF mutation is present. In addition to monitoring for toxicity and clinical response, blood and tumor samples will be obtained to assess immunologic measures relevant to galectin biology and pembrolizumab T-cell checkpoint inhibition. Top line results of the combination of the 3 dosing cohorts was reported in September 2018 and is more fully described above as well in our SEC filings and press releases. These data, taken together with the observed favorable safety and tolerability of the combination, in the view of the principal investigator, provide compelling rationale to move forward. Given that all three melanoma patients were responders at the 4 mg/Kg dose, the investigators plan to continue the trial with the expansion of the 4 mg/Kg cohort to include additional advanced melanoma patients and additional head and neck cancer patients. Further details on the study is available at www.clinicaltrials.gov. If these additional results should continue to be encouraging, the next step in development could entail a controlled randomized Phase 2 clinical trial.

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

As of December 31, 2019, Galectin Therapeutics Inc. held 22 granted U.S. patents, 66 foreign granted, 3 Foreign patent applications allowed, 14 Foreign patent applications pending, and 2 U.S. patent applications pending. Many of our patents and patent applications cover composition of matter for complex carbohydrate drugs and/or methods of use for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent or for use in treatment of fibrosis. The scheduled expiration dates of our United States patents span from 2020 to 2033 before considering any potential extensions. We have corresponding patent applications pending in various territories where we see potential for commercial interest. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to Our Intellectual Property”. Our competitive position, in part, is contingent upon protection of our intellectual property. Galectin Sciences LLC has 1 granted international patent, 3 US patent application pending, and 29 foreign applications pending; 2 PCT International applications are pending.

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

During the years ended December 31, 2019 and 2018, our expenditures for research and development were $7.5 million and $6.5 million, respectively. We expense all research and development costs as they are incurred.

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

Manufacturing and Marketing

We are a development stage Company at this time and do not intend to establish internal facilities for the manufacture of our products for clinical or commercial production. To have our products manufactured, we have developed and will continue to develop relationships with third-parties that have established pharmaceutical manufacturing capabilities and expertise. We are not a party to any long-term agreement with any of our suppliers and, accordingly, we have our products manufactured on a purchase-order basis from one of two primary well-known and established pharmaceutical suppliers that meet FDA requirements.

Because our products are in the development stage, we have not created a sales and marketing staff to commercialize pharmaceutical products. If we develop products eligible for commercial sale, we will need to develop a sales and marketing capability or rely on third parties such as licensees, collaborators, joint venture partners or independent distributors to market and sell those products. Our dependence on third-party manufacturers, analytical testing and other laboratories and marketers will involve risks relating to our reduced control, and other risks including those discussed in “Risk Factors — Risks Related to our Company — There are risks associated with reliance on our third parties for manufacturing, marketing, sales, managed care and distribution infrastructure channels.”

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

Employees

As of March 2, 2020, we currently have seven full-time employees, four of whom are involved primarily in management of our pre-clinical research and development and clinical trials and three who were involved primarily in management and administration of our Company. As announced, Dr. Pol F. Boudes, MD joined us as Chief Medical Officer on March 2, 2020. We also utilize contractors and consultants who provide product development, manufacture, analytical testing, clinical trial expertise, and clinical trial support.

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

Risks Related to Our Company

We have incurred net losses to date and must raise additional capital in order to continue to operate after September 30, 2021.

We have incurred net losses in each year of operation since our inception in July 2000 and have no revenues. Our accumulated deficit as of December 31, 2019 was $216.4 million. We had $47.5 million of unrestricted cash as of December 31, 2019. In December 2018, the Company announced an extension of its $10 million unsecured line of credit facility with stockholder and director, Richard E. Uihlein. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through September 30, 2021. We will require more cash to fund our operations after September 30, 2021 and believe we will be able to obtain additional financing. The currently planned operations include costs related to a planned adaptively designed Phase 2b/3 clinical trial. While the costs of the trial and general overhead during and through the interim efficacy analysis of the first stage of the trial are currently estimated to be approximately $125 million, the costs and timing of such trial are not yet finalized. The Company has not made commitments for such trial that cannot be covered with available cash, but we will require additional funding in order to complete the trial. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

We may raise capital through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources. Additional funding may not be available on favorable terms or at all. Our most recent significant financing, a rights offering closing in 2019 in which the Company raised $44.9 million, was led by our Chairman, Richard E. Uihlein, who invested $20 million in the offering. Concurrent with the rights offering, Mr. Uihlein exercised 500,000 common stock warrants for cash proceeds to the Company of $2.5 million. There is no assurance as to the level of future investments to be made in the Company by Mr. Uihlein. If adequate funds are not otherwise available, we may need to significantly curtail operations. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, products and/or potential markets. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, our equity holders may experience dilution of their proportionate ownership of the Company.

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

As we develop products eligible for clinical trials, we will contract with independent parties to assist us in the design of the trial protocols, arrange for and monitor the clinical trials, collect data and analyze data. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and will be dependent on governmental participation and funding. Additionally, GR-MD-02 is being studied by Providence Portland Medical Center in Investigator-sponsored INDs to conduct a Phase 1B studies to determine if GR-MD-02 enhances the probability of melanoma response with ipilimumab and pembrolizumab by inducing proliferation, activation and memory function of CD8+ T cells in human patients. This study represents a novel approach for patients with metastatic melanoma. As with our Phase 2 trial, to undertake Phase 3 trials for GR-MD-02, we have contracted with a third party, Covance, for assistance with the design and conduct of the trial. We cannot be certain that the terms of any such agreement will be favorable to the company.

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

We have limited experience in manufacturing or procuring products in commercial quantities, conducting other later-stage phases of the regulatory approval process, selling pharmaceutical products, and negotiating, establishing and maintaining strategic relationships. Although we may engage consultants to assist us, any additional growth may require us to expand our management, operational and financial systems and controls. If we are unable to do so, our business and financial condition would be materially harmed. If rapid growth occurs, it may strain our managerial, operational and financial resources.

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

To conduct Phase 3 clinical trials or other clinical trials we will need sufficient cash resources to conduct those undertakings. We will also need to obtain sufficient dosages of GR-MD-02 for such trials. Manufacturing of

GR-MD-02 is performed by third parties on a contract basis and production is ongoing to generate what we believe are sufficient quantities of GR-MD-02 for planned Phase 3 clinical trials. Manufacturing could become delayed due to circumstances beyond our control which could delay any planned Phase 3 clinical trials. Further because of limited resources, we have curtailed most of our expenditures in research focused on the development of an oral galectin inhibitor to replace our current drug candidate that is delivered via infusion.

We have previously been a defendant in a shareholder derivative action, and any possible future such lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

We and certain of our officers and directors have previously been defendants in a state court shareholder derivative action that concluded in our favor. In addition, there is the potential for other future shareholder litigation and for governmental investigations and/or enforcement actions. Similar lawsuits in the future may divert our attention from our ordinary business operations, and we may incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). If similar lawsuits do arise in the future, we may be required to pay material damages and fines, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our business, results of operations, financial condition, liquidity and ability to meet our debt obligations and, consequently, could negatively impact the trading price of our common stock. Any existing or future shareholder lawsuits and any future governmental investigations and/or enforcement actions could adversely impact our reputation, our relationships with our customers and our ability to generate revenue.

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

Following regulatory approval in the United States of any drugs we may develop, we will remain subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our drug products are made available to patients. This would include results from any post marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug products will also be subject to periodic review and inspection by the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug, manufacturer or facility, including withdrawal of the drug from the market. We would continue to be subject to the FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our product candidates, even those that the FDA had approved. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

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

The continuing efforts of governments, insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability as well as the future revenues and profitability of our potential customers, suppliers and collaborative partners in addition to the availability of capital. Our ability to commercialize our proposed products will depend in large part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations, products and related treatments are obtained by the health care providers of these products and treatments. It is possible that the adoption new health care reform legislation or legislation to replace the current health care reimbursement system could harm our business, financial condition and results of operations.

Data obtained from clinical trials are not necessarily predictive of future results, may be negative or inconclusive, and are susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances.

Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data may be negative or inconclusive. In addition, data is susceptible to varying interpretations. Negative or inconclusive data, or data interpreted in various ways, could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after they obtained promising results in earlier trials. Despite the results reported in some of our earlier clinical trials for GR-MD-02, our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus, our proposed drugs may not be approved for marketing. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug. The resulting delays in commercialization could materially harm our business.

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

Our articles of incorporation authorize the issuance of capital stock including 20,000,000 authorized undesignated shares (all have been designated as of December 31, 2019), and empowers our board of directors to prescribe, by resolution and without stockholder approval, a class or series of undesignated shares, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, we may designate and issue additional shares or series of preferred stock that would rank senior to the shares of common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution.

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

A significant percentage of our outstanding stock is held by a limited number of investors, including Richard E. Uihlein. Mr. Uihlein, the chairman of our board of directors, who beneficially owns approximately 13.9% of our outstanding common stock as of February 20, 2020 (which does not include any shares issuable upon exercise of options and warrants) and the 10X Fund, LP , which now owns 11.2% of the issued and outstanding shares of common stock of the Company as of February 21, 2020 (which does not include any shares issuable upon exercise of options and warrants). Mr. Uihlein is also an investor in the 10X Fund as a limited partner but is not deemed to be a beneficial owner of, or have a reportable interest in, any shares owned by 10X Fund. As a result of their ownership of shares of common stock, Mr. Uihlein and 10X Fund have and will have significant influence over corporate actions requiring stockholder approval, including the following actions:

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

Holders of Common Stock

As of February 21, 2020, there were 141 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders. Based on information available to us, we believe there are approximately 13,800 non-objecting beneficial owners of our shares of our common stock in addition to the record holders.

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

Forward-Looking Statements

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through at least September 30, 2021; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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

Results of Operations from the Years Ended December 31, 2019 and 2018

Research and Development Expense

	Year ended December 31,		2019 as Compared to 2018
	2019	2018	$ Change	% Change
	(in thousands, except %)
Research and development	$7,467	$6,471	$996	15%

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

Our research and development expenses were as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Direct external expenses:
Clinical programs	$4,826	$2,296
Pre-clinical activities	394	208
Other research and development expenses:
Payroll and other including stock-based compensation	2,247	3,967

	$7,467	$6,471

Clinical programs expenses increased in the year ended December 31, 2019 over the year ended December 31, 2018 primarily due to costs related to our the NASH-RX clinical trial planning and site start-up and qualification processes globally and preparations and some preclinical activities incurred in support of the planned clinical program such as development and reproductive toxicity studies, clinical supplies and other supportive activities. Other research and development expense decreased in the year ended December 31, 2019 over the year ended December 31, 2018 primarily due to a decrease in non-cash stock-based compensation expense of approximately $1,626,000.

General and Administrative Expense

	Year ended December 31,		2019 as Compared to 2018
	2019	2018	$ Change	% Change
	(in thousands, except %)
General and administrative	$5,971	$7,131	$(1,160)	(16)%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease for the year ended December 31, 2019, as compared to the same period for 2018, are due to decreased non-cash stock-based compensation of $1,136,000.

Other Income and Expense

During the year ended December 31, 2019, other income and expense consisted of $231,000 of interest income offset by amortization of the warrants issued with a line of credit entered into in December 2017 of $87,000 which is classified as interest expense.

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

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2019, we raised a net total of $197.4 million from these offerings. At December 31, 2019, the Company had $47.5 million of unrestricted cash and cash equivalents available to fund future operations. In December 2018, the Company announced the extension of its $10 million unsecured line of credit facility with stockholder and director, Richard E. Uihlein. The Company has not drawn under the line of credit. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through September 30, 2021. We will require more cash to fund our operations after September 30, 2021 and believe we will be able to obtain additional financing. The currently planned operations include costs related to a planned adaptively designed Phase 2b/3 clinical trial. While the costs of the trial and general overhead during the first stage of the Phase 3 trial are currently estimated to be approximately $125 million, the costs and timing of such trial are not yet finalized. The Company has not made commitments for such trial that cannot be covered with available cash, but we will require additional funding in order to complete the trial. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

2019 compared to 2018

Net cash used in operations increased by $669,000 to $10,848,000 for 2019, as compared to $10,179,000 for 2018. Cash operating expenses decreased principally due to increased research and development activities primarily related to our Phase 3 clinical programs.

There were no equipment purchases or other investing activities in 2018 or 2017.

Net cash provided by financing activities was $50,075,000 during 2019 as compared to $15,379,000 during 2018, due primarily to the transactions described below.

In 2019, we completed an issuance of common stock and warrants in stockholder rights offering generating $44,889,000 in proceeds and additionally, received $2,930,000 from issuances of common stock through the At the Market issuances, and received $2,650,000 from exercise of common stock options and warrants. In 2019, we also paid cash dividends of $394,000 on Series A and C preferred stock. In 2018, we completed sales of common stock through At the Market issuances totaling $5,603,000. Additionally, in 2018, we received proceeds totaling $6,003,000 and $3,773,000 from the exercise of common stock warrants and options, respectively.

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

In October 2012, the Company entered into an operating lease for office and lab space for research and development activities in Natick, MA. The lease is for a period of one year, beginning on October 1, 2012, for a rate of $15,000 for the term, payable in equal monthly increments. This lease was continued on a month to month basis from October 1, 2013.

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

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments as of December 31, 2019:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$103	$47	$56

Total	$103	$47	$56

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

Accrued Expenses. As part of the process of preparing our consolidated financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses include professional service fees, such as those arising from the services of attorneys and accountants and accrued payroll expenses. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or costs of such services, our reported expenses for a reporting period could be understated or overstated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services are often subject to our judgment. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the U.S.

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

Due to the nature of our operations, assets and absence of debt, we are not exposed to any significant market risks at December 31, 2019 and 2018.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Our management has concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO 2013 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting. Management conducted an evaluation of internal controls based on the COSO 2013 framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Each of our directors is elected annually and holds office until his or her successor has been elected and qualified or until the earlier of his or her death, resignation or removal. Our board of directors currently consists of nine members, all of whom were elected at our 2019 Annual Meeting of Stockholders.

The following table sets for the certain biographical information about our directors as of February 21, 2020, and the qualifications, experiences and skills considered in determining that each such person should serve as a director.

Name	Age	Position	Director Since
Gilbert F. Amelio, Ph.D (2)(3)	76	Director	2009
James C. Czirr	66	Director	2009
Kary Eldred (1)	46	Director	2018
Kevin D. Freeman (1)(3)	58	Director	2011
Joel Lewis (1) (2) (3)	50	Director	2017
Gilbert S. Omenn, M.D., Ph.D. (2)	78	Director	2014
Marc Rubin, M.D. (3)	65	Director	2011
Harold H. Shlevin, Ph.D.	70	Director	2019
Richard E. Uihlein, Chairman	74	Director	2017

(1)	Member of audit committee
(2)	Member of compensation committee
(3)	Member of nominating and corporate governance committee

Gilbert F. Amelio, Ph.D., a director since February 2009, began his career at Bell Labs in Murray Hill, New Jersey. Since January 1, 2012, Dr. Amelio has provided consulting and advisory services through GFA, LLC, a California limited liability company. He was a Senior Partner of Sienna Ventures (a privately held venture capital firm in Sausalito, California) from April 2001 until the fund closed per plan on December 31, 2011. Dr. Amelio was Chairman and Chief Executive Officer of Jazz Technologies, Inc. (now a wholly owned subsidiary of Tower Semiconductor Ltd., an independent specialty wafer foundry) from August 2005 until his retirement in September 2008 (when he was named Chairman Emeritus). Dr. Amelio was Chairman and Chief Executive Officer of Beneventure Capital, LLC (a full-service venture capital firm in San Francisco, California) from 1999 to 2005 and was Principal of Aircraft Ventures, LLC (a consulting firm in Newport Beach, California) from April 1997 to December 2004. Dr. Amelio was elected a Director of AT&T in February 2001 and had previously served as an Advisory Director of AT&T (then known as SBC Communications Inc.) from April 1997 to February 2001. He served as a Director of Pacific Telesis Group from 1995 until the company was acquired by AT&T in 1997. Prior to 1997, he served as Chairman, President and CEO of National Semiconductor (1991-1996) and Apple Computer (1996-1997). We believe Dr. Amelio’s qualifications to sit on our Board of Directors include his executive leadership and management experience, as well as his extensive experience with global companies, his financial expertise and his years of experience providing strategic advisory services to organizations.

James C. Czirr, is being nominated by 10X Fund L.P., pursuant to contractual rights set forth in certain warrants to purchase Common Stock that 10X Fund L.P. holds. Mr. Czirr has served as a director since February 2009, served as Chairman of the Board from February 2009 until January 2016 and Executive Chairman from February 2010 until January 2016, is a co-founder of 10X Fund, L.P. and is a managing member of 10X Capital Management LLC, the general partner of 10X Fund, L.P. Mr. Czirr was a co-founder of Galectin Therapeutics in July 2000. Mr. Czirr was instrumental in the early stage development of Safe Science Inc., a developer of anti-cancer drugs; served from 2005 to 2008 as Chief Executive Officer of Minerva Biotechnologies Corporation, a developer of nano particle bio chips to determine the cause of solid tumors; and was a consultant to Metalline

Mining Company Inc., now known as Silver Bull Resources, Inc., (AMEX: SVBL), a mineral exploration company seeking to become a low cost producer of zinc. Mr. Czirr received a B.B.A. degree from the University of Michigan. We believe that Mr. Czirr is best situated to sit on our Board because he is the director who was a co-founder of the Company and is familiar with our business and industry.

Kary Eldred, is a director since 2018 and Chief Investment Officer for the Living Stones Foundation since July 2015 and has been an active private equity investor for many years. In these capacities, he serves and has served on a number of corporate boards of companies with potential for and driving toward initial public offerings and is currently serving as a board member in Buy It Installed (since 2017), Babywise and Wise King Media (since 2015). Kary Eldred also served on the board and audit committee of GCT Semiconductor. From January 2011 through October 2014, Mr. Eldred was CEO & Chairman of Altadona, S.A. a software integration company based in Europe and prior to that was a principal in Parakletos Ventures, an institutional venture capital firm with several investments in companies that went on to be acquired or become publicly listed on different exchanges around the world including the NASDAQ, KOSDAQ and the GEM market. Mr. Eldred has an Executive MBA from IE Business School and a BA in Foreign Service from Baylor University. We believe that Mr. Eldred’s qualifications to sit on our board include his experience serving on boards of several companies and experience in venture capital and private equity investing.

Kevin D. Freeman, a director since May 2011, holds the Chartered Financial Analyst designation and is Chief Executive Officer of Cross Consulting and Services, LLC, an investment advisory and consulting firm founded in 2004. He is also author of a New York Times best-selling book about the stock market and economy and the host of a television program (Economic War Room with Kevin Freeman) that airs on BlazeTV. Formerly he was Chairman of Separate Account Solutions, Inc. and held several offices at Franklin Templeton Investment Services from 1991 to 2000. He holds a B.S. in business administration from University of Tulsa, Tulsa, Oklahoma. We believe Mr. Freeman’s qualifications to sit on our Board of Directors includes his extensive financial expertise and his years of experience providing financial advisory services.

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

Gilbert S. Omenn, M.D., Ph.D., a director since September 2014, served on the board of directors of Amgen Inc. for 27 years and of Rohm & Haas Company for 22 years. He currently serves on the boards of Oncofusion Therapeutics and MedsynBio LLC of Ann Arbor, MI. Dr. Omenn is the Harold T. Shapiro Distinguished University Professor of Computational Medicine & Bioinformatics, Internal Medicine, Human Genetics, and Public Health and Director of the university-wide Center for Computational Medicine and Bioinformatics at the University of Michigan. Dr. Omenn served as executive vice president for medical affairs and as chief executive officer of the University of Michigan Health System from 1997 to 2002. Prior, he was dean of the School of Public Health and Community Medicine and professor of medicine and a Howard Hughes Medical Institute investigator at the University of Washington and Member of the Fred Hutchinson Cancer Research Center. Earlier he was Associate Director of the White House Office of Science and Technology Policy and of the Office of Management and Budget. He is the author of 600 research papers and scientific reviews and author/editor of 18 books. Dr. Omenn received his B.A. summa cum laude from Princeton University, M.D. magna cum laude from Harvard Medical School, and Ph.D. in genetics from the University of Washington. We believe Dr. Omenn’s qualifications to sit on our Board of Directors include his extensive executive leadership and management experience in the medical industry and his continuing cutting-edge research.

Marc Rubin, M.D, a director since October 2011 and Chairman of the Board from January 2016 through May 2018, is Executive Chairman of the Board of Directors of Titan Pharmaceuticals, Inc. (TTNP: OTC BB) and served as its President and Chief Executive Officer from October 2007 to January 2009. Until February 2007, Dr. Rubin served as Head of Global Research and Development for Bayer Schering Pharma, as well as a member of the Executive Committee of Bayer Healthcare and the Board of Management of Bayer Schering Pharma. Prior to the merger of Bayer Pharmaceuticals and Schering AG in June 2006, Dr. Rubin was a member of the Executive Board of Schering AG since joining the company in October 2003, as well as Chairman of Schering Berlin Inc. and President of Berlex Pharmaceuticals, a division of Schering AG. From 1990 until August 2003, Dr. Rubin was employed by GlaxoSmithKline where he held positions of responsibility in global clinical and commercial development overseeing programs in the United States, Europe, Asia and Latin America. From 2001 through 2003 at GlaxoSmithKline, he was Senior Vice President of Global Clinical Pharmacology & Discovery Medicine. Dr. Rubin holds an M.D. from Cornell University Medical College and is board certified in internal medicine with subspecialties in medical oncology and infectious diseases. Dr. Rubin is a member of the Board of Directors of Curis Inc. (Nasdaq: CRIS) and formerly served on the Board of Directors of Medarex, Inc., now a subsidiary of Bristol-Myers Squibb Company. We believe Dr. Rubin’s qualifications to sit on our Board of Directors include his extensive executive leadership and management experience in the pharmaceutical industry.

Harold Shlevin, Ph.D., a director since 2019, became our President and Chief Executive Officer on June 14, 2018 after previously serving as our Chief Operating Officer and Secretary from October 1, 2012. Dr. Shlevin previously had been employed at the Georgia Institute of Technology’s Advanced Technology Development Center as Principle and Manager of bioscience commercialization efforts since November 2009, where he has assisted faculty in identifying technology worthy of commercialization, catalyzed formation of new start-up bioscience companies, and mentored new company management. From October 2008 to November 2009, he served as Head of Operations and Commercial Development for Altea Therapeutics Corporation, an advanced drug delivery company focused on the delivery of therapeutic levels of water-soluble biotherapeutics and small drugs through the skin. At Altea, he was responsible for pharmaceutical research and development, clinical research, regulatory affairs, engineering, clinical and commercial manufacturing, quality assurance, information technology, facility operations and finance. From July 2006 to September 2008, Dr. Shlevin served as the President and Chief Executive Officer of Tikvah Therapeutics, Inc., a start-up pharmaceutical enterprise focused on later-stage development of neuroscience therapeutics. From May 2000 to January 2006, he served as President and CEO of Solvay Pharmaceuticals, Inc. (US). In January 2006, he was promoted to a global senior Vice President role within Solvay Pharmaceuticals, SA and member of the Board of Solvay Pharmaceuticals, SA. Previously, Dr. Shlevin served on the Board of Directors of Cardiome Pharma Corporation (NASDAQ: CRME), now known as Correvio Pharma Corp. (NASDAQ: CORV) from 2004 to June 2016. He was Chair of the Compensation Committee and member of the Corporate Governance Committee and Audit Committees. We believe Dr. Shlevin’s qualifications to sit on our Board of Directors include his extensive executive leadership and management experience in the pharmaceutical industry.

Richard E. Uihlein, a director since 2017 and Chairman since May 2018, co-founded Uline, Inc. (a leading distributor of shipping, packaging and industrial supplies) in 1980, and has served as its Chief Executive Officer and Chairman since its founding. Prior to founding Uline Inc., Mr. Uihlein was employed at General Bindings Corp., Northbrook, IL from 1967 to 1980. Mr. Uihlein graduated from Stanford University, Palo Alto, CA. with a BA degree in history in 1967. We believe Mr. Uihlein’s qualifications to sit on our Board includes his extensive executive leadership and management experience.

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

EXECUTIVE OFFICERS

Harold Shlevin, Ph.D., see above under directors.

Jack W. Callicutt, age 52, became our Chief Financial Officer on July 1, 2013. From August 2012 through June 2013, Mr. Callicutt was the Chief Financial Officer of REACH Health, Inc., a telemedicine technology company headquartered in Alpharetta, GA. From April 2010 through August 2012, Mr. Callicutt was the Chief Financial Officer of Vystar Corporation, a publicly traded company that holds proprietary technology to remove antigenic proteins from natural rubber latex. Prior to that Mr. Callicutt was Chief Financial Officer of IVOX, Inc., Tikvah Therapeutics and Corautus Genetics, a publicly traded biotechnology company which was developing gene therapy for treatment of cardiovascular disease. Mr. Callicutt previously spent more than fourteen years in public accounting, most recently as a senior manager at Deloitte, where he specialized in technology companies from 1989 to 2003. Mr. Callicutt is a Certified Public Accountant and graduated with honors from Delta State University with a B.B.A. in accounting and computer information systems.

SIGNIFICANT EMPLOYEES

The following employees are not executive officers of the Company but make significant contributions to the Company.

J. Rex Horton, age 50, became the Company’s Executive Director of Regulatory Affairs and Quality Assurance in January 2013. Mr. Horton most recently was Director of Regulatory Affairs at Chelsea Therapeutics, where he successfully led the organization through its first NDA filing and favorable FDA Advisory Committee Meeting. In past leadership roles at Solvay Pharmaceuticals and Abbott Laboratories, he led approval efforts for key products including Androgel® Stickpack, Creon® Capsules and Luvox® CR Capsules. He has also provided chemistry, manufacturing and controls (CMC) regulatory leadership and support of INDs and NDAs, including Estrogel® and Androgel® Pump. Mr. Horton was a member of the executive leadership team that successfully implemented solutions to significant regulatory issues encountered by Solvay in its interactions with the FDA. Mr. Horton earned his Bachelor’s degree in industrial/manufacturing & systems engineering from The Georgia Institute of Technology. He is a member of the Regulatory Affairs Professional Society (RAPS), Drug Information Association (DIA) and American Association of Pharmaceutical Scientists (AAPS).

Eliezer Zomer, Ph.D., age 73, has been our Executive Vice President of Manufacturing and Product Development since the Company’s inception in 2000. Prior to joining our Company, Dr. Zomer had been the founder of Alicon Biological Control, where he served from November 2000 to July 2002. From December 1998 to July 2000, Dr. Zomer served as Vice President of Product Development at SafeScience, Inc. and Vice President of Research and Development at Charm Sciences, Inc. from June 1987 to November 1998. Dr. Zomer received a B. Sc. degree in industrial microbiology from the University of Tel Aviv in 1972, a Ph.D. in biochemistry from the University of Massachusetts in 1978 and undertook a post-doctoral study at the National Institute of Health.

Adam E. Allgood, Pharm.D., R.Ph, age 55, became our Executive Director of Clinical Development on June 29, 2015. Dr. Allgood was most recently associate director of global pharmaceutical regulatory affairs at UCB Inc., a multinational biopharmaceutical company, from October 2011 to May 2015. His prior positions include leadership roles at Abbott Laboratories from February 2009 to September 2011 in regulatory affairs and Solvay Pharmaceuticals from January 1988 to January 2009 in clinical development and medical affairs, spanning a variety of therapeutic areas including gastroenterology, immunology, rheumatology, neurology, and women’s health. Dr. Allgood earned his Doctor of Pharmacy (Pharm.D.) degree summa cum laude from Mercer University College of Pharmacy and Health Sciences in Atlanta and is a Registered Pharmacist (R.Ph.). He is a member of the American Pharmacists Association (APHA), and the Association of the United States Army (AUSA). None of the directors, executive officers and key employees share any familial relationship.

None of the directors, executive officers and significant employees share any familial relationship.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes of ownership of such securities with the SEC. All reports were timely filed during the fiscal year ended December 31, 2019.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee is responsible for creating and reviewing the compensation of the Company’s executive officers, as well as overseeing the Company’s compensation and benefit plans and policies and administering the Company’s equity incentive plans. The following Compensation Discussion and Analysis (“CD&A”) describes our 2019 executive compensation program and explains the Company’s compensation philosophy, policies, and practices, focusing primarily on the compensation of our named executive officers, or NEOs. This CD&A is intended to be read in conjunction with the tables that follow, which provide detailed historical compensation information for our following NEOs:

Name	Title
Harold H. Shlevin, Ph.D.	Chief Executive Officer and President
Jack W. Callicutt	Chief Financial Officer

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

At our 2019 annual meeting of stockholders approximately 86% of our outstanding common stock voting on the matter voted in favor of the compensation of our NEOs, as disclosed in the proxy materials for the 2019 annual meeting. At our 2019 annual meeting, the holders of approximately 78% of our outstanding common stock voting on the matter voted in favor of holding the stockholder advisory vote every three years. As a result of such vote, our Board decided to hold the “Say-on-Pay” advisory vote every three years. Accordingly, the Company’s next “Say-on-Pay” advisory vote on the compensation of our NEOs will be held at our 2022 annual meeting of stockholders.

In 2014 and 2015, the Compensation Committee undertook a review of our compensation policies and practices and retained the compensation consulting firm of Barney & Barney LLC to provide compensation information and analysis with respect to the life science and healthcare industry and with respect to our peer companies within the industry. Barney & Barney LLC reviewed information from industry and other sources, surveys and databases, including publicly-available compensation information of other companies with which we compete, to gauge the competitiveness of our compensation programs. Barney & Barney LLC then reported its findings to the Compensation Committee, with recommendations to bring the Company’s executive compensation closer to the 50th percentile of the total compensation of our competitor companies. These findings continued to inform the Compensation Committee’s decisions on compensation in subsequent years, including 2019.

The Compensation Committee plans to use a compensation consultant in the future and to take into account publicly-available data relating to the compensation practices and policies of other companies within and outside our industry. For 2020 and future years, the Compensation Committee intends to benchmark its executive compensation program to target at least the 50th percentile of the total compensation programs of our competitor companies; however, adjusted as deemed to be in the best interest of the Company to assure retention of key employees as the Phase 3 clinical trial is designed and commenced.

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

Name	2019 Base Salary	2018 Base Salary
Harold H. Shlevin, Ph.D.	$500,000	$500,000
Jack W. Callicutt	$285,000	$285,000

For 2019, the Compensation Committee made no adjustments to the base salaries of our NEO’s.

Performance Bonuses

In addition to the payment of base salaries, the Company believes that annual performance bonuses can play an important role in providing appropriate incentives to its NEOs to achieve the Company’s strategic objectives.

In prior years, performance bonuses were awarded based on the Company’s Employee Short-Term and Long-Term Incentive Program (the “Program”), which was adopted for executives and employees of the Company. The Program is a performance-based program and was adopted in recognition of the importance of aligning executive and employee interests with that of our stockholders. Our Program is designed to reward the efforts of our executives and employees and to be competitive in attracting and retaining them. There are two elements of the Program: (1) a short-term incentive in the form of cash bonuses and (2) a long-term incentive in the form of stock option grants. The cash bonus incentive is targeted to be up to 30% to 50% of the NEO’s base salary as of the end of the applicable year. Half of each NEO’s annual performance bonus is based upon achievement of the Company’s documented performance objectives for the year and the other half is based upon achievement of individual performance objectives set for the year. The 2019 performance bonuses were paid in January 2020.

Name	Performance Bonus Amount	Awarded Amount As % of Base Salary
Harold H. Shlevin, Ph.D.	$215,625	43%
Jack W. Callicutt	$90,950	32%

In 2018, the Board approved potential cash incentive bonuses (the “Transaction Bonuses”) applicable only to employees who were employed by the Company on January 1, 2018, including Harold H. Shlevin and Jack W. Callicutt. The potential Transaction Bonuses are payable in connection with a Transaction (as defined below). A “Transaction” is (i) any licensing, development, partnership, or similar arrangements relating to any of the Company’s drug candidates (a “Partnership Transaction”) or (ii) the acquisition of the Company or any of its material assets (an “Acquisition Transaction”). The amounts payable pursuant to the Transaction Bonuses will be equal to 10% of the recipient’s base salary for each $50 million payable to the Company or the Company’s shareholders, as applicable, pursuant to the Transaction to the extent paid in cash or marketable securities, up to a maximum payment of 300% of base salary. If Transaction is a Partnership Transaction and payments to the Company are deferred or otherwise made over time, the amount of the Transaction Bonuses will be based on the Board’s reasonable estimate of the value of the Transaction. To be entitled to receive a Transaction Bonus, if the Transaction is an Acquisition Transaction, an individual must be employed by the Company on the date the Transaction is consummated, or, if the Transaction is a Partnership Transaction, an individual must be employed by the Company on the date that the definitive transaction agreement(s) are executed. No Transaction Bonuses were earned in 2019.

Additionally, the Board also approved retention bonuses payable to certain employees of the Company, including Dr. Shlevin and Mr. Callicutt, equal to 25% of such employee’s base salary (the “Retention Bonuses”) if such employees remained employed by the Company on each of June 30, 2019, December 31, 2019, June 30, 2020 and December 31, 2020 and based upon the annualized salary level in effect on such date.

Name	Retention Bonus Amount	Awarded Amount As % of Base Salary
Harold H. Shlevin, Ph.D.	$250,000	50%
Jack W. Callicutt	$142,500	50%

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

On January 16, 2019, the NEOs were awarded the options noted below based on 2018 performance. Of the options, 25% vest on each of June 30, 2019, December 31, 2019, June 30, 2020 and December 31, 2020. The exercise price of the options is set at the closing price of our stock as of the grant date.

Name	Grant Date	Number of Securities Underlying Options	Exercise Price
Harold H. Shlevin, Ph.D.	1/16/2019	70,000	$4.72
Jack W. Callicutt	1/16/2019	50,000	$4.72

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

Jack W. Callicutt, Chief Financial Officer

We entered into an employment agreement with Mr. Callicutt dated July 1, 2013 (the “Callicutt Employment Agreement”), in conjunction with Mr. Callicutt’s appointment as our Chief Financial Officer. Pursuant to the terms of the Callicutt Employment Agreement, Mr. Callicutt received an initial base salary of $175,000 and was eligible to receive a performance bonus equal to 20% of his base salary. Effective March 31, 2015, Mr. Callicutt’s annual base salary was increased to $240,000, and his annual base salary was increased again to $260,000 in February 2016. In June 2018, Mr. Callicutt’s annual base salary increased to $285,000. He also received a signing bonus of $10,000. In addition to his cash compensation, the Company awarded Mr. Callicutt a grant of options to purchase 200,000 shares of the Company’s Common Stock at an exercise price equal to the closing price of the Company’s Common Stock on July 1, 2013, with 25,000 shares vesting on December 31, 2013, 50,000 shares vesting on December 31, 2014, 50,000 shares vesting on December 31, 2015 and 75,000 shares vesting on December 31, 2016. The options were granted pursuant to the 2009 Incentive Compensation Plan and expire ten years after the date of grant.

On August 11, 2017, we entered into an amendment to the Callicutt Employment Agreement with Mr. Callicutt (the “Amendment”). Pursuant to the Amendment, (i) Mr. Callicutt’s target bonus opportunity was increased to 30% of his base salary and (ii) an error in the severance provision of the Callicutt Employment Agreement was corrected. Prior to the Amendment, the Callicutt Employment Agreement did not provide for any severance if Mr. Callicutt’s employment was terminated by the Company “without cause,” or by Mr. Callicutt for “good reason” after the date that was 24 months after the Commencement Date.

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

COMPENSATION COMMITTEE

Gilbert S. Omenn, M.D., Ph.D., Chairman
Gilbert F. Amelio, Ph.D.
Joel Lewis

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to our NEOs for the fiscal years ended December 31, 2019, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
Harold H. Shlevin, Ph.D.,	2019	500,000	465,625	268,196	72,686	(3)	1,306,507
Chief Executive Officer & President	2018	395,833	375,000	891,113	68,869	(4)	1,730,815
	2017	260,000	91,163	—	53,992	(5)	405,155
Jack W. Callicutt,	2019	285,000	233,450	191,568	68,105	(6)	778,123
Chief Financial Officer	2018	275,278	213,750	715,319	62,150	(7)	1,266,497
	2017	260,000	91,163	—	54,848	(8)	406,011

(1)

Retention Bonuses for 2019 were paid in July 2019 and January 2020, Performance Bonuses for 2019 were paid in January 2020. Bonuses for 2018 were paid in January 2019. Bonuses for 2017 were paid in February 2018.

(2)

Represents the aggregate grant date fair value of option awards made during 2019, 2018 and 2017 computed in accordance with the Stock Compensation Topic of the FASB ASC, as modified of supplemented. Fair value was calculated using the Black-Scholes options pricing model. For a description of the assumptions used to determine these amounts, see Note 7 of the Notes to the Consolidated Financial Statements in our Annual Reports on Form 10-K (or Form 10-K/A, as applicable) for the fiscal years ended December 31, 2019, 2018 and 2017.
(3)	Includes $61,486 for health and other insurance and $11,200 for 401(k) plan contributions.
(4)	Includes $60,634 for health and other insurance and $8,235 for 401(k) plan contributions.
(5)	Includes $45,927 for health and other insurance and $8,065 for 401(k) plan contributions.
(6)	Includes $56,905 for health and other insurance and $11,200 for 401(k) plan contributions.
(7)	Includes $51,910 for health and other insurance and $10,240 for 401(k) plan contributions.
(8)	Includes $46,765 for health and other insurance and $8,083 for 401(k) plan contributions.

GRANTS OF PLAN-BASED AWARDS IN 2019

Name	Grant Date		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Harold H. Shlevin, Ph.D.	01/16/2019	(1)								70,000	$4.72	$268,196	(2)
Jack W. Callicutt	01/16/2019	(1)								50,000	$4.72	$191,568	(2)

(1)	Grants of stock options under our 2009 Incentive Compensation Plan in accordance with the Program.
(2)

Represents the grant date fair value of option awards based upon the Black Scholes valuation model made in 2018. For a description of the assumptions used to determine these amounts, see footnote 7 to the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2019

The following table sets forth information regarding all outstanding equity awards held by the NEOs at December 31, 2019. The exercise price of the options is set at the closing price of our stock at the date prior to or as of the date of grant. Outstanding options have been approved by our Compensation Committee and our Board.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Harold H. Shlevin, Ph.D.	38,000	(1)	—			13.38	01/21/2024	—	—	—	—
	90,000	(2)	—			5.87	01/15/2028
	90,000	(3)	—			4.16	05/22/2028
	35,000	(3)	—			6.17	06/08/2028
	35,000	(4)	35,000	(4)		4.72	01/16/2029
Jack W. Callicutt	26,000	(1)	—			13.38	01/21/2024	—	—	—	—
	8,706	(5)	—			1.37	01/20/2026
	90,000	(2)	—			5.87	01/15/2028
	90,000	(3)	—			4.16	05/22/2028
	25,000	(4)	25,000	(4)		4.72	01/16/2029

(1)	25% of the options vested on January 21, 2014, the grant date with the remainder vested ratably on a monthly basis over a three-year period.
(2)	25% of the options vested on January 15, 2018 (grant date), 25% vested on June 30, 2018, and 50% vested on December 31, 2018.
(3)	25% of the options vested on June 30, 2018, 25% vested on September 30, 2018, and 50% vested on December 31, 2018.
(4)	25% of the options vested on June 30, 2019, 25% vested on December 31, 2019, 25% vest on June 30, 2020, and 25% vest on December 31, 2020.
(5)	25% of the options vested on January 29, 2015, the grant date with the remainder vested ratably on a monthly basis over a three-year period.

Option Exercises and Stock Vested Table in 2019

The following table sets forth the number of shares and value realized by the named executive officers during 2019 on the exercise of stock options and the vesting of restricted stock (or restricted stock units).

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Harold H. Shlevin, Ph.D	8,706	22,113	—	—
Jack W. Callicutt	—	—	—	—

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

Potential Payments Upon Termination or Change in Control

This section describes the limited benefits that would be provided to our NEOs under our executive compensation plans upon a change of control of the Company or following termination of employment (provided, in some cases further described below, the termination must be a “separation from service” as defined in Code Section 409A). We also provide a table below showing the potential benefits payable to each of our NEOs upon a change of control of the Company or following termination of employment as of December 31, 2019.

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

Harold H. Shlevin, PhD

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

Jack W. Callicutt

Under the Callicutt Employment Agreement, as amended by the Amendment (as such terms are defined on pg. 24 above), if Mr. Callicutt’s employment is terminated by the Company “without cause,” or by Mr. Callicutt for “good reason,” (as such terms are defined in the Callicutt Employment Agreement, as amended) he shall receive severance equal to: 3 months’ base salary if such termination occurred within 12 months of July 1, 2013 (the “Commencement Date”); 6 months’ base salary if such termination occurred between 12 and 18 months after the Commencement Date; 9 months’ base salary if such termination occurs after 18 months after the Commencement Date, plus, in each case, a portion of the performance bonus for the then-current year based on the number of days elapsed in the year. If Mr. Callicutt’s employment is terminated “for cause”, subject to “cure rights” in certain instances, he is not entitled to severance. If the Callicutt Employment Agreement, as amended, is terminated within 12 months after a change of control by the Company “without cause,” or by Mr. Callicutt for “good reason,” Mr. Callicutt shall receive severance equal to 12 months’ base salary, a portion of the performance bonus for the then-current year based on the number of days elapsed in the year and immediate vesting of all unvested options.

The Callicutt Employment Agreement, as amended, provides that during its term, Mr. Callicutt shall not engage in any business competitive with the Company. Following termination of employment, Mr. Callicutt shall not, for 18 months (i) solicit customers or employees of the Company or (ii) render services to any “competing business” (as defined in the agreement). The Callicutt Employment Agreement also contains provisions binding on Mr. Callicutt with respect to protection of our confidential information.

The following table sets forth the potential benefits payable to our NEOs pursuant to the arrangements described above, assuming termination of employment or a change of control had occurred on December 31, 2019.

Benefit/Plan/Program	Harold H. Shlevin, Ph.D.	Jack W. Callicutt
Options (1)	$0	$0
Employment Agreement Change of Control Severance (2)	$500,000	$285,000
Employment Agreement Termination Severance (3)	$375,000	$213,750
Total value upon a change of control (4)	$500,000	$285,000
Total value upon termination of employment due to death or disability (5)	$0	$0

(1)

Amounts represent the potential value of unvested stock options held by the NEOs under the 2009 Incentive Compensation Plan that would have vested upon a change of control or upon termination of employment by reason of death or disability on December 31, 2019, based on a price of $2.67 per share, the closing price of our Common Stock on December 31, 2019.

(2)	Represents the amount of the severance and bonus payments that would have been payable to each participant upon a change of control on December 31, 2019.
(3)

Represents the amount of the severance and bonus payments that would have been payable to each participant upon a termination of employment by the Company without “cause” or by the executive for “good reason”.

(4)

Reflects the sum of (1) the value of accelerated vesting of options; (2) the value of shares of Common Stock received upon partial vesting of unvested performance shares; and (3) severance and bonus payments that would have been payable to each participant upon a change of control, in each case as of December 31, 2019.

(5)	Reflects the amounts payable under the executive’s employment agreement as a result of termination of employment due to death or disability as of December 31, 2019.

DIRECTOR COMPENSATION

The following table details the total compensation earned by our non-employee directors during the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($) (4)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Gilbert F. Amelio, Ph.D.	47,000	—	134,098	—	—	181,098
James C. Czirr	38,500	—	95,784	—	—	134,284
Kevin D. Freeman	46,000	—	153,255	—	—	199,255
Kary Eldred	42,500	—	95,784	—	—	138,284
Joel Lewis	—	55,000	134,098	—	—	189,098
Gilbert S. Omenn, M.D., Ph.D.	45,000	—	134,098	—	—	179,098
Marc Rubin, M.D.	38,500	—	95,784	—	—	134,284
Stephen Shulman (1)	35,675	—	95,784	—	—	131,459
Richard Uihlein	—	35,000	153,255	—	—	188,255

(1)	Mr. Shulman was not nominated for reelection to the board and his service ended on December 4, 2019.
(2)

Represents the grant date fair value of option awards based upon the Black Scholes valuation model made in 2019. Options were granted on January 16, 2019 and will vest in full on January 16, 2020. For a description of the assumptions used to determine these amounts, see Note 7 to the Notes to the Consolidated Financial Statements herein our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(3)	Excludes travel expense reimbursements.
(4)	Mr. Lewis and Mr. Uihlein elected to receive restricted stock in lieu of cash retainer for their service. The restricted shares vested in full on December 14, 2018.

Name	Number of Shares Subject to Option Awards Held as of December 31, 2019
Gilbert F. Amelio, Ph.D.	35,000
James C. Czirr	725,125
Kary Eldred	71,875
Kevin D. Freeman	134,839
Joel Lewis	97,250
Gilbert S. Omenn, M.D., Ph.D.	138,750
Marc Rubin, M.D.	74,565
Stephen Shulman	71,875
Richard Uihlein	86,875

TOTAL	1,436,154

For a more detailed description of the assumptions used for purposes of determining grant date fair value, see Note 7 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included herein the Form 10-K for the 2019 fiscal year.

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

The following table sets forth, as of February 21, 2020, certain information concerning the beneficial ownership of our common stock and Series A Preferred Stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. The table also sets forth, in its final column, the combined voting power of the voting securities on all matters presented to the stockholders for their approval at the Annual Meeting, except for such separate class votes as are required by law.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after February 21, 2020 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned (2)		Percent of Common Stock (3)	Shares of Series A Preferred Stock Beneficially Owned		Percent of Series A Preferred Stock (4)
5% Stockholders
James C. Czirr	13,617,451	(5)	21.4%	100,000		7.3%
10X Fund, L.P. (8)	12,108,043	(6)	19.3%	—		—
David Smith (9)	—		—	175,000		12.7%
Early Equities LLC (9)	—		—	100,000	(7)	7.3%
Richard E. Uihlein (11)	11,151,981	(12)	18.9%	—		—
Directors and Named Executive Officers
James C. Czirr	13,617,451	(5)	21.4%	100,000		7.3%
Gilbert F. Amelio, Ph.D.	159,614	*		—		—
Kevin Freeman	886,009	(10)	1.5%	—		—
Joel Lewis	199,566	*		—		—
Gilbert S. Omenn, M.D., Ph.D.	218,496	*		50,000		3.6%
Marc Rubin, M.D.	88,146	*		—		—
Richard E. Uihlein	11,151,981	(12)	18.9%	—		—
Kary Eldred	881,575	(13)	1.5%	—		—
Harold H. Shlevin, Ph.D.	296,706	*		—		—
Jack W. Callicutt	243,905	*		—		—
All executive officers and directors as a group (11 persons)	27,743,449	(14)	40.7%	150,000		10.9%

*	Less than 1%.
(1)	Except as otherwise indicated, the address for each named person is c/o Galectin Therapeutics Inc., 4960 Peachtree Industrial Blvd., Suite 240, Norcross, GA 30071.

(2)

Includes the following number of shares of our common stock issuable upon exercise of outstanding stock options granted to our named executive officers and directors that are exercisable within 60 days after February 21, 2020.

Directors, Nominees and Named Executive Officers	Options Exercisable Within 60 Days
James C. Czirr	725,125
Gilbert F. Amelio, Ph.D.	35,000
Marc Rubin, M.D.	74,565
Gilbert S. Omenn, M.D., Ph.D	138,750
Kevin Freeman	134,839
Kary Eldred	71,875
Joel Lewis.	89,250
Richard E. Uihlein.	21.362
Harold Shlevin, Ph.D.	288,000
Jack Callicutt	239,706

All executive officers and directors as a group	1,818,472

(3)

For each named person and group included in this table, percentage ownership of our common stock is calculated by dividing the number of shares of our common stock beneficially owned by such person or group by the sum of (i) 57,031,027 shares of our common stock outstanding as of February 21, 2020 and (ii) the number of shares of our common stock that such person has the right to acquire within 60 days after February 21, 2020.

(4)	Based on 1,327,500 shares of Series A preferred stock outstanding as of February 21, 2020.
(5)

Includes (i) 12,108,043 shares of common stock and stock held by 10X Fund, L.P., as to which Mr. Czirr, in his capacity as a managing member of 10X Capital Management Fund, LLC, a Florida limited liability company and general partner of 10X Fund (referred to herein as 10X Management) has shared voting and investment power, and disclaims beneficial ownership, which shares consist of: 5,732,253 common shares issuable upon exercise of warrants; shares of common stock acquired upon exercise of warrants; and common shares issued as stock dividends paid on the Series B preferred stock which is net of shares sold or distributed to 10X Fund, L.P.; and (ii) 1,509,408 shares of common stock owned directly by Mr. Czirr, consisting of 767,616 shares of common stock owned by Mr. Czirr, 725,125 shares issuable upon the exercise of vested stock options owned by Mr. Czirr, and 16,667 shares of our common stock issuable upon conversion of Series A preferred stock owned by Mr. Czirr.

(6)

Includes 5,732,253 common shares issuable upon exercise of warrants; shares of common stock acquired upon exercise of warrants; and common shares issued as stock dividends paid on the Series B preferred stock which is net of shares sold or distributed to 10X Fund limited partners, as to which Mr. Czirr, in his capacity as a managing member of 10X Capital Management Fund, LLC, a Florida limited liability company and general partner of 10X Fund, has voting and investment power, and disclaims beneficial ownership, of these securities.

(7)

Mr. Smith is the manager of Early Equities LLC, a Connecticut limited liability company, and may be deemed to have voting and investment control over, but disclaims beneficial ownership of, the shares of Series A preferred stock.

(8)	Contact: c/o 10X Capital Management, LLC at Investment Law Group attn: Bob Mottern 545 Dutch Valley Road NE, Suite A, Atlanta, GA 30324.
(9)	Contact: c/o David Smith 34 Shorehaven Road E., Norwalk, CT 06855.
(10)

Includes 622,269 shares of the Company’s common stock managed by Cross Consulting and Services, LLC, a Texas limited liability company, d/b/a Freeman Global Investment Counsel. Mr. Freeman, in his capacity as CEO of Freeman Global Investment Counsel, has voting and investment control over, but disclaims beneficial ownership of, these shares.

(11)	Contact: c/o Uline Corporation, 12575 Uline Drive, Pleasant Prairie, WI 53158

(12)

Includes (i) 7,910,901 shares of common stock, (ii) 3,136,384 common shares issuable upon the exercise of common stock purchase warrants, (iii) 21,362 common shares issuable upon the exercise of common stock options, and (iv) 83,334 common shares issuable upon conversion of Series C preferred non-voting stock.

(13)

Includes 44,915 shares of common stock, 16,869 common stock purchase warrants, and 71,875 common stock options personally owned by Mr. Eldred and 431,527 shares of common stock and 311,964 common stock purchase warrants owned by two private foundations over which Mr. Eldred shares management control, and 4,425 shares of Common Stock held in a trust for a minor child; however, Mr. Eldred disclaims beneficial ownership of the shares and warrants owned by such private foundations and trust.

(14)

Includes 5,732,253 common shares issuable upon exercise of warrants and common shares acquired upon exercise of warrants or issued as stock dividends on the Series B preferred stock net of shares sold or distributed to 10X Fund limited partners, as to which Mr. Czirr has voting and investment control but are counted one time for purposes of this total. For additional information about the beneficial ownership of our capital stock by Mr. Czirr, see note 5.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2019 about the securities issued, or authorized for future issuance, under our equity compensation plans, consisting of our 2001 Stock Incentive Plan, our 2003 Non-Employee Director Stock Incentive Plan, our 2009 Incentive Compensation Plan and our 2019 Omnibus Equity Incentive Plan at December 31, 2019.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,505,256	$4.45	4,000,000
Equity compensation plans not approved by security holders (1)	500,000	$7.02	—

Total	3,005,256	$4.88	4,000,000

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

Certain Relationships and Related Transactions

Except as set forth below, since the beginning of fiscal year 2019, we did not participate in any transactions in which any of the Company Nominees, Series B Directors or Series B Nominees, executive officers, any beneficial owner of more than 5% of our common stock, nor any of their immediate family members, had a direct or indirect material interest.

Our Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, conduct an appropriate review of, and be responsible for the oversight of, all related party transactions on an ongoing basis. Except as set forth below, there were no related party transactions during the fiscal year ended December 31, 2019.

On December 19, 2017, the Company entered into a $10 million Line of Credit arrangement with Richard E. Uihlein, a director and shareholder.

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

Board Determination of Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our board has determined that all of our directors other than Mr. Czirr and Dr. Shlevin are “independent directors” as defined by The NASDAQ Stock Market. Our board of directors also determined that Drs. Amelio, Rubin, Mr. Lewis and Mr. Freeman, who comprise our nominating and governance committee, all satisfy the independence standards for such committees established by the SEC and the NASDAQ Marketplace Rules, as applicable. With respect to our audit committee, our board of directors has determined that Messrs. Lewis, Freeman and Eldred satisfy the independence standards for such committee established by Rule 10A-3 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable. Furthermore, the Nominating and Corporate Governance Committee, with concurrence by the Board, has determined that Mr. Lewis is an “audit committee financial expert” within the meaning of SEC rules. With respect to our compensation committee, our board of directors has determined that Drs. Omenn, Amelio and Mr. Lewis satisfy the independence standards for such committee established by Rule 10C-1 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable.

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

Item 14.	Principal Accountant Fees and Services

The Board of Directors has appointed Cherry Bekaert LLP as our independent auditors for the fiscal year ending December 31, 2019.

FEES PAID TO CHERRY BEKAERT LLP

	Fiscal Year 2019	Fiscal Year 2018
Audit Fees (1)	$161,000	$155,000
Audit-Related Fees (2)	22,000	23,300
Tax Fees	16,400	16,400
All Other Fees	—	—

Total Fees	$199,400	$191,700

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements dated December 31, 2019 and 2018 and the and the effectiveness of internal control over financial reporting for the Company as of December 31, 2019 and 2018 included in our Annual Reports on Form 10-K for fiscal years then ended, and review of financial statements included in our Quarterly Reports on Form 10-Q for each fiscal quarter during the 2019 and 2018 fiscal years.

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

3. Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of Galectin Therapeutics Inc., as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2012.)

3.2	Amended and Restated Bylaws of Galectin Therapeutics Inc., as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.)

3.4	First Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on May 15, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2017.)

3.5	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series B-3 Convertible Preferred Stock of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on September 22, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

3.6	First Amendment to Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series B-3 Convertible Preferred Stock of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on May 15, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2017.)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Common Stock (Class W) of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on February 13, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2017.)

3.8	First Amendment to Certificate of Designation of Preferences, Rights and Limitations of Common Stock (Class W) of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on May 15, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2017.)

Exhibit Number	Description of Document

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series C Super Dividend Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of Nevada on December 30, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.)

3.10	Certificate of Change as filed with the Nevada Secretary of State on March 1, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)

4.1	Form of Class A-1 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.2	Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.3	Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.4	Amended Form of Class A-1 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.5	Amended Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.6	Amended Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.7	Form of Warrant Agreement between Galectin Therapeutics Inc. and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant certificate) (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)

4.8	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

4.9	Form of Class B-3 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

4.10	Form of Lock-Up Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

4.11	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

4.12	Form of Common Stock Purchase Warrant issued to Richard E. Uihlein (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 19, 2017.)

4.13	First Amendment to Common Stock Purchase Warrant, dated December 20, 2018, by and between Richard E. Uihlein and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 3, 2019.)

4.14	Second Amendment to Common Stock Purchase Warrant, dated January 11, 2019, by and between Richard E. Uihlein and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

4.15	Form of Amended and Restated Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

Exhibit Number	Description of Document

4.16	Form of Amended and Restated 10X Fund Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

4.17	Form of Non-Transferable Subscription Rights Certificates (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 6, 2019.)

4.18	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 6, 2019.)

4.19	Form of Warrant Agency Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 6, 2019.)

10.1†	Galectin Therapeutics 2009 Incentive Compensation Plan (as amended) (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 6, 2019.)

10.2†	Form of Restricted Stock Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.3†	Form of Non-Qualified Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.4†	Form of Incentive Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.5†	Galectin Therapeutics 2019 Omnibus Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive proxy statement filed with the Commission on October 17, 2019.)

10.6†	Common Stock Purchase Warrant dated August 3, 2010 issued to Peter Traber. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2010.)

10.7†	Non-Qualified Stock Option Agreement dated March 7, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 9, 2011.)

10.8	Agreement dated April 22, 2011, between Pro-Pharmaceuticals, Inc. and Sigma-Aldrich, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 28, 2011.)

10.9†	Non-Qualified Stock Option Agreement for James C. Czirr (Incorporated by reference to the Company’s Registration Statement on Form S-8, as filed with the Commission on August 15, 2011.)

10.10†	Amended and Restated Employment Agreement dated December 11, 2014 between Harold H. Shlevin and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 12, 2014.)

10.11†	First Amendment to Employment Agreement, dated June 8, 2018, by and between Galectin Therapeutics Inc. and Harold H. Shlevin, Ph.D. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 12, 2018)

10.12	Amended Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.14	Amended Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

Exhibit Number	Description of Document

10.15†	Employment Agreement dated June 20, 2013 between Jack W. Callicutt and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.16†	Amendment to Employment Agreement dated August 11, 2017 between Jack W. Callicutt and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2017.)

10.17	Project Addendum (with Master Services Agreement), dated March 6, 2015, by and between Galectin Therapeutics Inc. and PPD Development, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 12, 2015.)***

10.18	Securities Purchase Agreement, dated November 19, 2015, by and among Galectin Therapeutics Inc. and the Purchasers identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.19	Placement Agency Agreement, dated November 19, 2015, by and between Galectin Therapeutics Inc. and Roth Capital Partners, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.20	Registration Rights Agreement, dated November 19, 2015, by and between Galectin Therapeutics Inc. and the Purchasers signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.21	Project Addendum Modification, dated March 11, 2016, by and between Galectin Therapeutics, Inc. and PPD Development, L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 15, 2016.)***

10.22†	Jack W. Callicutt Retention Bonus Letter Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 20, 2016.)

10.23†	Harold H. Shlevin, Ph.D. Retention Bonus Letter Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 20, 2016.)

10.24	Securities Purchase Agreement, dated September 22, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2016.)

10.25†	Employment Agreement, dated February 19, 2020, by and between Galectin Therapeutics Inc. and Pol F. Boudes, M.D. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 20, 2020.)

10.26	Registration Rights Agreement, dated September 22, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2016.)

10.27	Form of Subscription Agreement entered into between Galectin Therapeutics Inc. and certain purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

10.28	Amendment to Securities Purchase Agreement, dated December 23, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

10.29	At Market Issuance Sales Agreement, dated May 19, 2017, by and between Galectin Therapeutics Inc. and FBR Capital Markets & Co. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on May 19, 2017.)

Exhibit Number	Description of Document

10.30	Line of Credit Agreement, dated December 19, 2017, by and between Galectin Therapeutics Inc. and Richard E. Uihlein. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 19, 2017.)

10.31	First Amendment to Line of Credit Agreement, dated as of December 20, 2018, by and between Richard E. Uihlein and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 3, 2019.)

10.32	Second Amendment to Line of Credit Letter Agreement, dated January 11, 2019, by and between Richard E. Uihlein and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

21.1*	Subsidiaries of Galectin Therapeutics Inc.

23.1*	Consent of Cherry Bekaert LLP, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith.
#	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***

Galectin Therapeutics, Inc. has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2020.

GALECTIN THERAPEUTICS INC.

By:	/S/ Harold H. Shlevin
Name: Harold H. Shlevin, PhD. Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HAROLD H. SHLEVIN, PhD. Harold H. Shlevin.	Chief Executive Officer, President and Director (principal executive officer)	March 16, 2020

/S/ JACK W. CALLICUTT Jack W. Callicutt	Chief Financial Officer (principal financial and accounting officer)	March 16, 2020

/S/ RICHARD E. UIHLEIN Richard E. Uihlein	Director and Chairman of the Board	March 16, 2020

/S/ MARC RUBIN Marc Rubin	Director	March 16, 2020

/S/ GILBERT F. AMELIO Gilbert F. Amelio	Director	March 16, 2020

/S/ JAMES C. CZIRR James C. Czirr	Director	March 16, 2020

/S/ KEVIN D. FREEMAN Kevin D. Freeman	Director	March 16, 2020

/S/ JOEL LEWIS Joel Lewis	Director	March 16, 2020

/S/ GILBERT S. OMENN Gilbert S. Omenn	Director	March 16, 2020

/S/ KARY ELDRED Kary Eldred	Director	March 16, 2020

Galectin Therapeutics Inc. and subsidiaries

1. Reports of Independent Registered Public Accounting Firm	F-1
2. Consolidated Balance Sheets as of December 31, 2019 and 2018	F-3
3. Consolidated Statements of Operations for the years ended December 31, 2019 and 2018	F-4
4. Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018	F-5
5. Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018	F-7
6. Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Galectin Therapeutics, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Galectin Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting included in Item 9A — Controls and Procedures in the Company’s 2019 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ CHERRY BEKAERT LLP

We have served as the Company’s auditor since 2015.

Atlanta, Georgia

March 16, 2020

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$47,480	$8,253
Prepaid expenses and other current assets	729	579

Total current assets	48,209	8,832

Property and equipment, net	—	—
Other	258	174

Total assets	$48,467	$9,006

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,661	$297
Accrued expenses	1,093	1,512
Accrued dividends payable	66	299

Total current liabilities	2,820	2,108

Other liabilities	52	—

Total liabilities	2,872	2,108

Commitments and contingencies (Note 10)
Series C 6% super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 issued and outstanding at December 31, 2019 and 2018, redemption value: $8,652,000, liquidation value: $1,786,000 at December 31, 2019	1,723	1,723

Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at December 31, 2019 and 2018, 20,000,000 shares designated at December 31, 2019 and 2018, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,327,500 issued and outstanding at December 31, 2019 and 2018, liquidation value $1,327,500 at December 31, 2019	537	537
Series B-1 12% convertible preferred stock; 900,000 shares authorized, 0 and 900,000 shares issued and outstanding at December 31, 2019 and 2018	—	1,761
Series B-2 12% convertible preferred stock; 2,100,000 shares authorized, 0 and 2,100,000 shares issued and outstanding at December 31, 2019 and 2018,	—	3,697
Series B-3 8% convertible preferred stock; 2,508,000 shares authorized, 0 and 2,508,000 issued and outstanding at December 31, 2019 and 2018	—	1,224
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2019 and 2018, 56,894,642 and 41,190,905 issued and outstanding at December 31, 2019 and 2018, respectively	56	41
Additional paid-in capital	259,673	194,130
Retained deficit	(216,394)	(196,215)

Total stockholders’ equity	43,872	5,175

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$48,467	$9,006

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$7,467	$6,471
General and administrative	5,971	7,131

Total operating expenses	13,438	13,602

Total operating loss	(13,438)	(13,602)

Other income (expense):
Interest income	231	38
Interest expense	(87)	(336)

Total other income (expense)	144	(298)

Net loss	$(13,294)	$(13,900)

Preferred stock dividends	(263)	(1,147)
Warrant modification (Note 5)	(6,622)	—

Net loss applicable to common stockholders	$(20,179)	$(15,047)

Basic and diluted net loss per share	$(0.39)	$(0.38)
Shares used in computing basic and diluted net loss per share	52,238	39,414

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2019 and 2018

(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at January 1, 2018	176	$1,723

Balance at December 31, 2018	176	$1,723

Balance at December 31, 2019	176	$1,723

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

For the Years Ended December 31, 2019 and 2018

(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Series B-1 12% Convertible Preferred Stock		Series B-2 12% Convertible Preferred Stock		Series B-3 8% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2018	1,377,500	$557	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	35,789,388	$36	$173,363	$(181,168)	$(530)
Series A 12% convertible preferred stock dividend									27,126		146	(146)
Series B-1 12% convertible preferred stock dividend									27,835		155	(210)	(55)
Series B-2 12% convertible preferred stock dividend									64,948		363	(490)	(127)
Series B-3 8% convertible preferred stock dividend									25,769		144	(194)	(50)
Series C super dividend redeemable convertible preferred stock dividend									20,394		107	(107)
Issuance of common stock									669,714	1	5,602		5,603
Issuance of common stock for warrant exercises									2,455,595	2	6,001		6,003
Issuance of common stock for services									2,883		12		12
Issuance of common stock for stock option exercises									2,098,829	2	3,771		3,773
Issuance of common stock from Series A conversion	(50,000)	(20)							8,424		20
Stock-based compensation expense											4,445		4,445
Net loss												(13,900)	(13,900)

Balance at December 31, 2018	1,327,500	$537	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	41,190,905	$41	$194,130	$(196,215)	$5,175
Series A 12% convertible preferred stock dividend									13,275		49	(129)	(80)
Series B-1 12% convertible preferred stock dividend												(6)	(6)
Series B-2 12% convertible preferred stock dividend												(15)	(15)
Series B-3 8% convertible preferred stock dividend												(9)	(9)
Series C super dividend redeemable convertible preferred stock dividend									14,280		53	(104)	(51)
Issuance of common stock									11,150,620	10	47,809		47,819
Conversion of Series B Convertible Preferred to common			(900,000)	(1,767)	(2,100,000)	(3,697)	(2,508,000)	(1,224)	3,789,346	4	6,678
Issuance of common stock for warrant exercises									585,223	1	2,499		2,500
Issuance of common stock for stock option exercises									150,993		150		150
Warrant modification (Note 5)											6,622	(6,622)
Stock-based compensation expense											1,683		1,683
Net loss												(13,294)	(13,294)

Balance at December 31, 2019	1,327,500	$537	—	—	—	—	—	—	56,894,642	$56	$259,673	$(216,394)	$43,872

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,294)	$(13,900)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of right to use asset	35	—
Stock-based compensation expense	1,683	4,445
Issuance of common stock for services	—	12
Non-cash interest expense	87	336
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(356)	19
Accounts payable and accrued expenses	997	(1,091)

Net cash from operating activities	(10,848)	(10,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash from investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	50,469	15,379
Payment of preferred stock dividends	(394)	—

Net cash from financing activities	50,075	15,379

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,227	5,200
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,253	3,053

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,480	$8,253

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$102	$915

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

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2019, the Company had $47,480,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, including availability of the line of credit (see Note 8), to fund currently planned operations at least through September 30, 2021. We will require more cash to fund our operations after September 30, 2021 and believe we will be able to obtain additional financing. The currently planned operations include costs related to a planned adaptively designed Phase 2b/3 clinical trial. While the costs of the trial and general overhead during the first stage of the trial are currently estimated to be approximately $125 million, the costs and timing of such trial is not yet finalized. These costs will require additional funding. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before September 30, 2021, we may be required to cease operations.

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

Fair Value Measurements. The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The estimated value of accounts payable and accrued expenses approximates their carrying value due to their short-term nature. There were no Level 2 or 3 assets or liabilities at December 31, 2019 or 2018.

Cash and Cash Equivalents. The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents at December 31, 2019 or 2018.

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

Security Deposit. At December 31, 2019 and 2018, the Company had a security deposit of $6,000 for leased office space included in Prepaid Expenses and Other Current Assets.

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

Accrued Expenses. As part of the process of preparing our consolidated financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses include professional service fees, such as those arising from the services of attorneys and accountants and accrued payroll expenses. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or costs of such services, our reported expenses for a reporting period could be understated or overstated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services are often subject to our judgment. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the U.S.

Warrants. The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. There were no warrant liabilities as of December 31, 2019 or 2018.

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

Recently Adopted Accounting Standards. The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. The new guidance requires a lessee to recognize assets and liabilities for all leases with lease terms of more than 12 months and provide additional disclosures. The ASU requires adoption using a modified retrospective transition approach with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. We adopted this standard using a modified retrospective transition approach on January 1, 2019 however we only have one lease related to our office space and it was amended effective January 1, 2019. Therefore, no cumulative-effect adjustment approach was required. See Note 10 for the financial position impact and additional disclosures.

3.	Property and Equipment

Property and equipment consist of the following at December 31:

	2019	2018
	(in thousands)
Leasehold improvements	$2	$2
Computer and office equipment	13	13
Furniture and fixtures	59	59

Total	74	74
Less accumulated depreciation and amortization	(74)	(74)

Property and equipment — net	$—	$—

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $0 and $0, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2019	2018
	(in thousands)
Legal and accounting fees	$81	$45
Accrued compensation	973	1,294
Lease liability	39	—
Accrued research and development costs and other	—	173

Total	$1,093	$1,512

5.	Stockholders’ Equity

At December 31, 2019, the Company had 100,000,000 shares of common stock and 20,000,000 undesignated shares authorized. As of December 31, 2019, 1,742,500 shares have been designated for Series A 12% Convertible Preferred Stock, 900,000 shares have been designated for Series B-1 Convertible Preferred Stock, 2,100,000 shares have been designated for Series B-2 Convertible Preferred Stock, 1,000 shares have been designated for Series C Super Dividend Convertible Preferred Stock, 2,508,000 shares have been designated for Series B-3 Convertible Preferred Stock, 12,748,500 have been designated as common stock and no shares remain undesignated.

At Market Issuances of Common Stock

On May 19, 2017, the Company entered into an At Market Issuance Sales Agreement (the “2017 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2017 At Market Agreement. During the years ended December 31, 2019 and 2018, the Company issued 662,459 and 669,714 shares of common stock for net proceeds of approximately $2,930,000 and $5,603,000, respectively, under the 2017 At Market Agreement.

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

Other

In 2017, the Company entered an agreement with a vendor whereby the Company will issue common stock to the vendor in lieu of paying in cash in amount up to $100,000 for the year. In 2018, the Company issued 2,883 shares of common stock and 290 warrants to purchase shares of common stock at $5.00 per share pursuant to this agreement and the value of such shares and warrants, totaling approximately $12,000, respectively, has been recorded as research and development expense.

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

Certain terms of the Series B prior to the conversion into common stock on January 11, 2019 were as follows:

Dividends. Holders of the Series B were entitled to receive cumulative dividends at the rate of 12% for Series B-1 and B-2 and 8% for Series B-3 per annum (compounding monthly) payable quarterly which may, at the Company’s option, be paid in cash or common stock. Pursuant to an agreement with the holder of all shares of Series B, on January 26, 2011, the Company amended and restated the Certificate of Designation of Preferences, Rights and Limitations for the Series B-1 and Series B-2, to provide that dividends are payable in cash or shares of Common Stock valued at 100% of the volume weighted average price of the Common Stock for the 20 consecutive trading days prior to the dividend payment date on and after September 30, 2011. If the Company did not pay any dividend on the Series B, dividends would accrue at the rate of 15% per annum (compounding monthly).

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

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2019 and 2018. At December 31, 2019, the Series C redemption value was $8,652,000.

Voting Rights. The Series C shares have no voting rights.

6.	Warrants

Warrant activity is summarized as follows:

Outstanding at December 31, 2017	13,229,778
Issued	290
Exercised	(2,583,042)
Canceled	—

Outstanding at December 31, 2018	10,647,026

Issued	2,622,154
Exercised	(730,976)
Canceled	—

Outstanding at December 31, 2019	12,538,204

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2019.

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
February 12, 2009 Series B-1 Transaction $3.00 Investor Warrants — Class B	1,200,000	$3.00	February 12, 2009	February 12, 2024
May 13, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	600,000	$3.00	May 13, 2009	May 13, 2024
June 30, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	333,333	$3.00	June 30, 2009	June 30, 2024
August 12, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	200,000	$3.00	August 12, 2009	August 12, 2024
September 30, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	216,666	$3.00	September 30, 2009	September 30, 2024

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
November 4, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	106,666	$3.00	November 4, 2009	November 4, 2024
December 8, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	133,143	$3.00	December 8, 2009	December 8, 2024
January 29, 2010 Series B-2 Transaction $3.00 Investor Warrants — Class B	216,667	$3.00	January 29, 2010	January 29, 2025
March 8, 2010 Series B-2 Transaction $3.00 Investor Warrants — Class B	223,334	$3.00	March 8, 2010	March 8, 2025
April 30, 2010 Series B-2 Transaction $3.00 Investor Warrants — Class B	204,192	$3.00	April 30, 2010	April 30, 2025
May 10, 2010 Series B-2 Transaction $3.00 Investor Warrants — Class B	143,166	$3.00	May 10, 2010	May 10, 2025
November 25, 2015 Offering Warrants	1,180,240	$2.50	May 25, 2016	May 25, 2021
September 22, 2016 Series B-3 Transaction $3.00 Investor Warrants	698,158	$3.00	September 22, 2016	September 22, 2023
September 29, 2016 Series B-3 Transaction $3.00 Investor Warrants	846,100	$3.00	September 29, 2016	September 29, 2023
December 22, 2016 Private placement warrants	1,466,204	$5.00	December 22, 2016	December 23, 2023
December 23, 2016 Series B-3 Transaction $3.00 Investor Warrants	924,780	$3.00	December 23, 2016	December 23, 2023
December 28, 2016 Private placement warrants	644,468	$5.00	December 28, 2016	December 28, 2023
February 27, 2017 Private placement warrants	76,776	$5.00	February 27, 2017	February 27, 2024
2018 and 2017 Warrants issued for services	2,157	$5.00	Various dates in 2018 and 2017	Various dates in 2025 and 2024
December 19, 2017 Line of credit warrants	500,000	$5.00	December 19, 2017	December 19, 2024
May 23, 2019 Rights offering warrants	2,622,154	$7.00	May 23, 2019	May 23, 2026

Total outstanding warrants	12,538,204

7.	Stock-Based Compensation

Summary of Stock-Based Compensation Plans

At December 31, 2019, the Company has a stock-based compensation plan where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs. In December 2019, the Company adopted the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) which provided for the issuance of up to 4,000,000 shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2019, 4,000,000 shares were available for future grant under the 2019 Plan. Also, the Company previously had the 2009 Incentive Compensation Plan (the “2009 Plan”) which, after amendments, provided for issuance of up to 6,733,334 shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. Provisions of the 2009 Plan stipulated that no grants could be made after February 2019; however, grants made prior to that date remain outstanding for their legal term.

In addition, the Company has awarded 1,477,379 non-plan stock option grants to employees and non-employees. These non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plans. At December 31, 2019, 500,000 non-plan grants were outstanding.

Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock and common stock warrants:

	Year Ended December 31,
	2019	2018
Research and development	$318	$1,944
General and administrative	1,365	2,501

Total stock-based compensation expense	$1,683	$4,445

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2019	2018
Risk-free interest rate	2.68%	2.47%
Expected life of the options	6.0 years	5.7 years
Expected volatility of the underlying stock	103.7%	103.5%
Expected dividend rate	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 10 years, generally with 5 to 6 years representing the estimated life of options granted to employees. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends on common stock in the foreseeable future. At December 31, 2019, the Company does not anticipate any option awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.

The following table summarizes the stock option activity in the stock-based compensation plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	5,155,263	$4.11
Granted	1,011,875	5.01
Forfeited/Cancelled	(1,354,330)	7.31
Exercised	(2,098,829)	2.00

Outstanding, December 31, 2018	2,713,979	$4.67
Granted	530,000	4.72
Forfeited/Cancelled	(92,730)	2.91
Exercised	(150,993)	1.83

Outstanding, December 31, 2019	3,000,256	$4.88	6.22	$705

Exercisable, December 31, 2019	2,592,756	$4.90	5.78	$705

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2019, based on the closing price of the Company’s common stock of $2.86 on that date.

The weighted-average grant-date fair values of options granted during 2019 and 2018 were $3.83 and $3.98, respectively. As of December 31, 2019 and 2018, there were unvested options to purchase 407,500 and 54,865 shares of common stock, respectively. Total expected unrecognized compensation cost related to such unvested options is $517,000 at December 31, 2019, which is expected to be recognized over a weighted-average period of 0.91 years.

The aggregate intrinsic value of stock options exercised for the year ended December 31, 2019 and 2018 was $594,302 and $11,076,199, respectively.

During the years ended December 31, 2019 and 2018, 130,490 and 1,409,804 options became vested, respectively. The total grant date fair value of options vested during the years ended December 31, 2019 and 2018 was $491,000 and $4,519,000, respectively.

The following table summarizes additional information regarding outstanding and exercisable options under our stock-based compensation plans at December 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Price (Range)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
		(in years)
$0.87 – 1.00	190,500	6.95	$0.88	190,500	$0.88
$1.01 – 3.00	677,103	6.02	2.37	677,103	2.37
$3.01 – 5.00	1,071,678	8.19	4.36	664,178	4.13
$5.01 – 8.00	878,475	4.27	6.55	878,475	6.55
$8.01 – 13.38	182,500	4.06	13.38	182,500	13.38

	3,000,256	6.22	$4.88	2,592,756	$4.90

Restricted Stock Issuances

In January 2019, two directors elected to take restricted stock grants in lieu of cash retainers for 2019. A total of 19,068 shares of restricted stock valued at approximately $90,000 is being amortized to expense on a straight-line basis until January 16, 2020 when the stock vested in full.

In December 2017, two directors elected to take restricted stock grants in lieu of cash retainers for 2018. A total of 37,657 shares of restricted stock valued at approximately $90,000 was amortized to expense on a straight-line basis until December 14, 2018 when the stock vested in full.

8.	Line of Credit

On December 19, 2017, the Company entered into a $10 million Line of Credit arrangement with Richard E. Uihlein, a director and shareholder. Originally, borrowings may be made by the Company through December 31, 2018. Borrowings bear interest at the Applicable Federal Rate for short term loans published by the Internal Revenue Service (1.6% in December 2019). All borrowings and interest are due on December 31, 2019 but may be prepaid without penalty. In connection with the Line of Credit agreement, the Company issued to Mr. Uihlein warrants to purchase 1 million shares of the Company’s common stock for $5 per share. Half of the warrants vested at closing of the Line of Credit and the other half vest ratably with borrowings under the agreement. There were no borrowings under the Line of Credit during the years ended December 31, 2019 or 2018.

On December 20, 2018, the Line of Credit arrangement was extended for one year for both borrowings and maturity. At the time of the conversion of the Series B Convertible Preferred stock into common stock (See Note 5), on January 11, 2019, the Line of Credit arrangement was extended for an additional two years for both borrowings and maturity. After the second amendment to the Line of Credit arrangement, borrowings may be made through December 31, 2021 with repayment due on December 31, 2022. There was no additional consideration or benefits provided to Mr. Uihlein for any of the extensions of the Line of Credit.

The fair value of the 500,000 warrants vested at closing in December 2017 was $696,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 98%, risk free interest rate of 2.05% and zero dividends. The fair value of the vested warrants was recorded in other current assets and other assets (non-current) as a deferred financing cost and were to be amortized on a straight-line basis from December 19, 2017 through December 31, 2019. The remaining unamortized balance of the deferred financing cost on December 20, 2018 was adjusted to be recorded as expense on a straight-line basis through December 31, 2020. Amortization for the year ended December 31, 2019 and 2018 of $87,000 and $336,000, respectively, was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through December 31, 2022 reflecting the second extension.

9.	Loss Per Share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares and other potential common shares then outstanding. Potential common shares consist of common shares issuable upon the assumed exercise of in-the- money stock options and warrants and potential common shares related to the conversion of the preferred stock. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share.

	Year Ended December 31,
	(in thousands, except per share amounts)
	2019	2018
Net loss	$(13,294)	$(13,900)
Preferred stock dividends	(263)	(1,147)
Warrant modification	(6,622)	—

Net loss applicable to common stockholders	$(20,179)	$(15,047)

Basic and diluted net loss per share	$(0.39)	$(0.38)
Shares used in computing basic and diluted net loss per share	52,238	39,414

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year Ended December 31,
	2019 (Shares)	2018 (Shares)
Warrants to purchase shares of common stock	12,538,204	10,647,026
Options to purchase shares of common stock	3,000,256	2,713,979
Shares of common stock issuable upon conversion preferred stock	514,590	4,303,948

	16,053,050	17,664,953

10.	Commitments and Contingencies

Lease Commitments

The Company has one operating lease for its office space which was amended effective January 1, 2019 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first two months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table below, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the year ended December 31, 2019 was $44,000 and is included in general and administrative expenses. As of December 31, 2019, the right to use lease asset consisted of $84,000 and is included in other assets. Also, at December 31, 2019, current lease liability of $39,000 is included in accrued expenses and other and noncurrent lease liability of $52,000 is in other noncurrent liabilities.

Maturity of operating lease as of December 31, 2019 in thousands:

2020	$47
2021	48
2022	8

Total	103

Less imputed interest	13

Present value of lease liability	$90

The discount rate used in calculating the present value of the lease payments was 11.04%.

Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. There are no pending legal proceedings.

11.	Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH have a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC and an additional $1,547,000 in total from 2015 through 2017. The Company contributed $147,000, $164,000 for the LLC expenses (recorded in research and development expenses) in 2019 and 2018, and SBH contributed $35,000 in 2019 and a total of $123,000 in 2017 and 2016, respectively. As of December 31, 2019, the Company’s ownership percentage in the LLC was 80.8%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial. The Company’s portion of the LLC’s net loss for 2014, prior to the change in accounting discussed previously, was $400,000, which includes the Company’s proportionate share of the non-cash charge associated with the contributed IPR&D of $200,000.

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

Pursuant to the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company has calculated as final its re-measurement of deferred taxes and has no uncertain tax positions. This includes a provisional amount related to the re-measurement of deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally 21% plus the applicable state tax rate, with a corresponding change to the valuation allowance as of December 31, 2017. No further adjustments were recorded in the years ended December 31, 2019 or 2018.

The components of the net deferred tax assets are as follows at December 31:

	2019	2018
	(in thousands)
Operating loss carryforwards	$39,982	$36,417
Tax credit carryforwards	910	1,195
Other temporary differences	5,278	4,678

	46,170	42,290
Less valuation allowance	(46,170)	(42,290)

Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2019	2018
Tax benefit at U.S. statutory rates	(21%)	(21%)
State tax benefit	(4.7%)	(4.7%)
Permanent differences	0.8%	4.0%
Impact of the 2017 Tax Act	—	—
Other	(4.2%)	1.1%
Expiring state NOL’s	—	—
Changes in valuation allowance	29.1%	20.6%

	0%	0%

As of December 31, 2019, the Company has federal and state net operating loss carryforwards totaling $20,938,000 which will never expire as a result of the 2017 Tax Act. As of December 31, 2019, the Company has federal and state net operating loss carryforwards totaling $136,202,000 and $116,218,000 respectively, which expire through 2037. The net operating losses include Federal and State excess benefits related to stock options of $2,120,000 that will be charged to additional paid-in capital when utilized. In addition, the Company has federal and state research and development credits of $733,000 and $176,000, respectively, which expire through 2034. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Past and subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2019 and 2018, the Company does not have any significant uncertain tax positions.