Form 10-Q
period 2020-03-31
GALECTIN THERAPEUTICS INC
filed 2020-05-11
CIK 1133416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of May 5, 2020 was 57,029,209.

GALECTIN THERAPEUTICS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

		PAGE
	PART I — FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019	5

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2020 and 2019	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	26

ITEM 4.	Controls and Procedures	26

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	27

ITEM 1A.	Risk Factors	27

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 3.	Defaults Upon Senior Securities	28

ITEM 4.	Mine Safety Disclosures	28

ITEM 5.	Other Information	28

ITEM 6.	Exhibits	28

SIGNATURES		29

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	December 31, 2019
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$43,328	$47,480
Prepaid expenses and other current assets	556	729

Total current assets	43,884	48,209

Other assets	227	258

Total assets	$44,111	$48,467

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$660	$1,661
Accrued expenses and other	656	1,093
Accrued dividends payable	—	66

Total current liabilities	1,316	2,820

Other liabilities	42	52

Total liabilities	1,358	2,872

Commitments and contingencies (Note 10)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at March 31, 2020 and December 31, 2019, redemption value: $8,573,000, liquidation value: $1,760,000 at March 31, 2020	1,723	1,723
Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at March 31, 2020 and December 31, 2019, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,327,500 issued and outstanding at March 31, 2020 and December 31, 2019, liquidation value $1,327,500 at March 31, 2020	537	537
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2020 and December 31, 2019, 57,029,209 and 56,894,642 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	56	56
Additional paid-in capital	260,382	259,673
Retained deficit	(219,945)	(216,394)

Total stockholders’ equity	41,030	43,872

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$44,111	$48,467

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Operating expenses:
Research and development	$2,144	$646
General and administrative	1,440	1,721

Total operating expenses	3,584	2,367

Total operating loss	(3,584)	(2,367)

Other income (expense):
Interest income	50	14
Interest expense	(22)	(22)

Total other income (expense)	28	(8)

Net loss	$(3,556)	$(2,375)

Preferred stock dividends	6	(96)
Warrant modification (Note 9)	—	(6,622)

Net loss applicable to common stockholders	$(3,550)	$(9,093)

Net loss per common share — basic and diluted	$(0.06)	$(0.20)
Weighted average common shares outstanding — basic and diluted	56,956	44,975

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,556)	$(2,375)
Adjustments to reconcile net loss to net cash flows from operating activities:
Payment of preferred stock dividends	—	(395)
Stock-based compensation expense	430	412
Amortization of right to use lease asset	9	10
Non-cash interest expense	22	22
Changes in operating assets and liabilities:
Prepaid expenses and other assets	173	(137)
Accounts payable and accrued expenses	(1,449)	(821)

Net cash from operating activities	(4,371)	(3,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	219	2,003

Net cash flows from financing activities	219	2,003

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,152)	(1,281)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,480	8,253

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,328	$6,972

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$60	$—

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2018	176	$1,723

Balance at March 31, 2019	176	$1,723

Balance at December 31, 2019	176	$1,723

Balance at March 31, 2020	176	$1,723

GALECTIN THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY — (Continued)

For the Three Month Ended March 31, 2020 and 2019

(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Series B-1 12% Convertible Preferred Stock		Series B-2 12% Convertible Preferred Stock		Series B-3 8% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2018	1,327,500	$537	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	41,190,905	$41	$194,130	$(196,215)	$5,175
Series A 12% convertible preferred stock dividend												(40)	(40)
Series B-1 12% convertible preferred stock dividend												(6)	(6)
Series B-2 12% convertible preferred stock dividend												(15)	(15)
Series B-3 8% convertible preferred stock dividend												(9)	(9)
Series C super dividend redeemable convertible preferred stock dividend												(26)	(26)
Issuance of common stock									395,233		1,865		1,865
Conversion of Series B Convertible Preferred to common			(900,000)	(1,761)	(2,100,000)	(3,697)	(2,508,000)	(1,224)	3,789,346	4	6,678
Issuance of common stock for exercise of warrants and options									218,927		138		138
Warrant modification (Note 9)											6,622	(6,622)
Stock-based compensation expense											412		412
Net loss												(2,375)	(2,375)

Balance at March 31, 2019	1,327,500	$537	—	$—	—	$—	—	$—	45,594,411	$45	$209,845	$(205,308)	$5,119

Balance at December 31, 2019	1,327,500	$537	—	$—	—	$—	—	$—	56,894,642	$56	$259,673	$(216,394)	$43,872
Series A 12% convertible preferred stock dividend									13,275		26	14	40
Series C super dividend redeemable convertible preferred stock dividend									17,600		34	(9)	25
Issuance of common stock for exercise of options									84,624		219		219
Stock-based compensation expense									19,068		430		430
Net loss												(3,556)	(3,556)

Balance at March 31, 2020	1,327,500	$537	—	$—	—	$—	—	$—	57,029,209	$56	$260,382	$(219,945)	$41,030

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2020 and the results of its operations for the three months ended March 31, 2020 and 2019 and its cash flows for the three months ended March 31, 2020 and 2019. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2019 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2019.

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2020, the Company had $43,328,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, including availability of the line of credit (see Note 3), to fund currently planned operations at least through September 30, 2021. We will require more cash to fund our operations after September 30, 2021 and believe we will be able to obtain additional financing. The currently planned operations include costs related to a planned adaptively designed Phase 2b/3 clinical trial. While the costs of the trial and general overhead during the first stage of the trial are currently estimated to be approximately $125 million, the costs and timing of such trial is not yet finalized. These costs will require additional funding. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before September 30, 2021, we may be required to cease operations. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses and Other

Accrued expenses consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Legal and accounting fees	$117	$81
Accrued compensation	469	973
Lease liability	40	39
Accrued research and development costs and other	30	—

Total	$656	$1,093

3. Line of Credit

On December 19, 2017, the Company entered into a $10 million Line of Credit arrangement with Richard E. Uihlein, a director and shareholder. Originally, borrowings may be made by the Company through December 31, 2018. Borrowings bear interest at the Applicable Federal Rate for short term loans published by the Internal Revenue Service (1.6% in December 2019). All borrowings and interest were originally due on December 31, 2019 but may be prepaid without penalty. In connection with the Line of Credit agreement, the Company issued to Mr. Uihlein warrants to purchase 1 million shares of the Company’s common stock for $5 per share. Half of the warrants vested at closing of the Line of Credit and the other half vest ratably with borrowings under the agreement. There have been no borrowings under the Line of Credit to date.

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

The fair value of the 500,000 warrants vested at closing in December 2017 was $696,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 98%, risk free interest rate of 2.05% and zero dividends. The fair value of the vested warrants was recorded in other current assets and other assets (non-current) as a deferred financing cost and were to be amortized on a straight-line basis from December 19, 2017 through December 31, 2019. The remaining unamortized balance of the deferred financing cost on January 11, 2019 was adjusted to be recorded as expense on a straight-line basis through December 31, 2022. Amortization for the three months ended March 31, 2020 and 2019 of $22,000 and $22,000, respectively, was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through December 31, 2022 reflecting the second extension.

4. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended March 31,
	2020	2019
Research and development	$157	$86
General and administrative	273	326

Total stock-based compensation expense	$430	$412

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2019 through March 31, 2020:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2019	3,000,256	$4.88
Granted	845,000	2.47
Exercised	(84,624)	2.61
Options forfeited/cancelled	(23,057)	1.80

Outstanding, March 31, 2020	3,737,575	$4.40

As of March 31, 2020, there was $1,732,000 of unrecognized compensation related to 967,500 unvested options, which is expected to be recognized over a weighted–average period of approximately 2.14 years. The weighted-average grant date fair value for options granted during the three months ended March 31, 2020 was $1.92. The Company granted 845,000 stock options during the three months ended March 31, 2020.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.55%	2.68%
Expected life of the options	6 years	6 years
Expected volatility of the underlying stock	100%	104%
Expected dividend rate	0%	0%

In January 2019, two directors elected to take restricted stock grants in lieu of cash retainers for 2019. A total of 19,068 shares of restricted stock valued at approximately $90,000 was amortized to expense on a straight-line basis until January 16, 2020 when the stock vested in full.

In January 2020, two directors elected to take restricted stock grants in lieu of cash retainers for 2020. A total of 32,693 shares of restricted stock valued at approximately $93,500 is being amortized to expense on a straight-line basis until January 9, 2021 when the stock vests in full.

5. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2019 through March 31, 2020:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2019	12,538,204	$4.22
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—

Outstanding, March 31, 2020	12,538,204	$4.22

6. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 or level 3 assets or liabilities at March 31, 2020 or December 31, 2019.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	March 31, 2020 (shares)	March 31, 2019 (shares)
Warrants to purchase shares of common stock	12,538,204	10,418,525
Options to purchase shares of common stock	3,737,575	3,071,044
Shares of common stock issuable upon conversion of preferred stock	514,602	514,602

	16,790,381	14,004,171

8. Common Stock

2017 At Market Issuance of Common Stock

On May 19, 2017, the Company entered into an At Market Issuance Sales Agreement (the “2017 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2017 At Market Agreement. During the three months ended March 31, 2019, the Company issued 395,233 shares of its common stock under the 2017 At Market Agreement for net proceeds of approximately $1,865,000. There were no issuances of common stock under the 2017 At Market Agreement during the three months ended March 31, 2020.

For the three months ended March 31, 2020, the Company has issued a total of 30,875 shares of common stock for dividends on Series A and Series C Preferred Stock.

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

11. Leases

The Company has one operating lease for its office space which was amended effective January 1, 2019 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first two months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the three-month periods ended March 31, 2020 and 2019 was $11,000 for each period and is included in general and administrative expenses. As of March 31, 2020, the right to use lease asset consisted of $75,000 and is included in other assets. Also, at March 31, 2020, current lease liability of $40,000 is included in accrued expenses and other and noncurrent lease liability of $41,000 is in other liabilities.

Maturity of operating lease as of March 31, 2020 in thousands:

2020	$35
2021	48
2022	8

Total	91
Less imputed interest	10

Present value of lease liability	$81

The discount rate used in calculating the present value of the lease payments was 11.04%

12. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Since then, the Company has contributed a total of $2,158,000, including $207,000 for the three months ended March 31, 2020, for expenses of the LLC. Since the end of 2014, SBH has contributed $158,000 for expenses in the LLC. As of March 31, 2020, the Company’s ownership percentage in the LLC was 82.1%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

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

•

other risks detailed herein and from time to time in our SEC reports, including our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2019, and our subsequent SEC filings.

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

Our lead galectin-3 inhibitor is belapectin (GR-MD-02), which has been demonstrated in preclinical models to reverse liver fibrosis and cirrhosis. Belapectin has the potential to treat many diseases due to galectin-3’s involvement in multiple key biological pathways such as fibrosis, immune cell function and immunity, cell differentiation, cell growth, and apoptosis (cell death). The importance of galectin-3 in the fibrotic process is supported by experimental evidence. Animals with the gene responsible for galectin-3 “knocked-out” can no longer develop fibrosis in response to experimental stimuli compared to animals with an intact galectin-3 gene. Galectin Therapeutics Inc. is using its galectin-3 inhibitor to treat advanced liver fibrosis and liver cirrhosis in NASH (non-alcoholic steatohepatitis) patients. We have completed two Phase 1 clinical studies, a Phase 2 clinical study in NASH patients with advanced fibrosis (NASH-FX) and a second Phase 2B clinical trial in NASH patients with well compensated cirrhosis (NASH-CX). We announced, in December 2017 top line results from our NASH-CX trial and results of an End of Phase 2 meeting with the FDA in May 2018 that provided direction on potentially acceptable end points for a Phase 3 trial. The latter was confirmed in a Type C meeting with FDA in February 2019. Thereafter, the Company with its external NASH consultants designed a Phase 3 study that was sent to various contract research organizations (CROs) for their input on feasibility, timing costs and other important considerations. At the request of the United States Food and Drug Administration (FDA), the trial protocol and answers to questions raised by FDA at the February meeting was submitted as a Type C (Written Response Only) request to FDA on July 17, 2019; this response sought FDA feedback and agreement with regards to the proposed clinical program. Further details on results of the NASH-CX trial were published in the journal Gastroenterology in December 2019.

Comments from FDA were received in late October 2019 and have been incorporated into the final version of the clinical trial protocol by the Company in conjunction with its hepatology consultants and medical and other experts at Covance, its chosen CRO. This modified trial design was discussed with FDA in a meeting on November 14, 2019 at which FDA indicated the design was reasonable (subject to a review of the protocol). The Company together with its advisors and Covance has modified the protocol and associated statistical analysis plans in conformance with the feedback received from FDA. In addition, the Company has been working to complete the various additional information requested by FDA. Design aspects of the study were presented in greater detail in the presentation following our Annual Meeting on December 4, 2019 and have been modified thereafter.

A study protocol entitled “A Single-dose, Open-label, Pharmacokinetic Study of Belapectin (GR-MD-02) in Subjects With Normal Hepatic Function and Subjects With Varying Degrees of Hepatic Impairment” has been filed with FDA to examine the effects of the drug in subjects with normal hepatic function and subjects with varying degrees of hepatic impairment (study details are listed under study NCT04332432 on www.clinicaltrials.gov); this study is expected to start enrolling patients in Q2-2020 A study protocol was filed with FDA on April 30, 2020 for a seamless adaptively-designed Phase 2b/3 clinical study, the NASH-RX trial, evaluating the safety and efficacy of its galectin-3 inhibitor, belapectin (GR-MD-02), for the prevention of esophageal varices in patients with non-alcoholic steatohepatitis (NASH) cirrhosis (Further details are available at www.clinicaltrials.gov under study NCT04365868); this study is expected to begin enrolling patients in Q2-2020..

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

We have one new proprietary chemical entity (NCE) in development, belapectin, which has shown promise in preclinical and early clinical studies in treatment of fibrosis, severe skin disease, and in cancer therapy. Currently we are focusing on development of belapectin intended to be used in the treatment of liver fibrosis associated with fatty liver disease (NASH) and more specifically in NASH cirrhosis. We have also leveraged our relationships with well-known investigators to demonstrate clinical effects of belapectin in treating moderate to severe plaque psoriasis, severe atopic dermatitis, and in cancer therapy in combination with immune-system modifying agent(s). Belapectin is a proprietary, patented compound derived from natural, readily available, plant-based starting materials, which, following chemical processing, exhibits the properties of binding to and inhibiting galectin-3 proteins. A second NCE, GM-CT-01 is a proprietary, patented compound that is made from a completely different starting source plant material and also binds and inhibits galectin proteins. Previously in clinical development for cancer indications, GM-CT-01 compound has been explored in limited other preclinical studies.

Our product pipeline is shown below:

Indication	Drug	Status
Fibrosis

NASH with Advanced Fibrosis: NASH-CX trial and NASH-FX trial	belapectin

IND submitted January 2013. Results from the Phase 1 clinical trial were reported in 2014, with final results reported in January 2015. End of Phase 1 meeting held with FDA in 2014. Two Phase 2 clinical trials were designed.

The NASH FX trial was designed for patients with advanced fibrosis but not cirrhosis. Its principal purpose was to evaluate various imaging modalities. The NASH FX trial top line data was reported in September 2016

The NASH CX trial, was designed for patients with well compensated cirrhosis. The NASH CX trial top line data was reported in December 2017 and was published in Gastroenterology in 2020. End of Phase 2 (EOP2) meeting held with FDA in May 2018.

NASH – RX

Based on recent FDA feedback, the NASH-RX trial is being designed as an adaptive Phase 2b/3 trial for the prevention of varices in NASH patients with well compensated cirrhosis. An interim efficacy analysis will be incorporated to confirm previous Phase 2 data, confirm an optimal dose and reaffirm efficacy, and the end of study endpoints will include development of varices and a composite clinical endpoint including progression to varices requiring treatment (large varices or varices with a red wale). Comments from FDA were received in late October 2019, refined in a teleconference with FDA on November 14, 2019 and have been incorporated into a revised protocol by the Company in conjunction with its hepatology consultants and medical and other experts at Covance, its chosen CRO. Patient enrollment is expected to start in Q2-2020

A protocol for a hepatic impairment study was filed with FDA on March 30, 2020 This study will be conducted in subjects with normal hepatic function and subjects with varying degrees of hepatic impairment (CF: www.clinicaltrials.gov NCT04332432) and is expected to start enrolling patients in Q2 - 2020.

Lung Fibrosis	belapectin	In pre-clinical development

Kidney Fibrosis	belapectin	In pre-clinical development

Indication	Drug	Status
Cardiac and Vascular Fibrosis	belapectin and GM-CT-01	In pre-clinical development

Cancer Immunotherapy

Melanoma, Head, Neck Squamous Cell Carcinoma (HNSCC)	belapectin	Investigator IND submitted in December 2013. Phase 1B study in process. A second Phase 1B study began in Q-1 2016. Investigator IND for that study submitted in September 2015. Early data was reported in

February 2017 and studies with the 3rd cohort were reported in September 2018. Continuation of trial is ongoing to expand the dataset of melanoma and HNSCC patients at the 4 mg/Kg dose to determine if a possible Phase 2 trial is warranted.

Psoriasis

Moderate to Severe Plaque Psoriasis Severe Atopic Dermatitis	belapectin	IND submitted March 2015. A phase 2a trial in moderate to severe plaque psoriasis patients began in January 2016. Interim data on the first four patients were positive and were reported in May 2016. Further positive data was reported in September 2016. Investigator initiated IND submitted for treatment of three patients with severe atopic dermatitis, with positive preliminary data presented in February 2017. Further studies are dependent on finding a suitable strategic partner.

Fibrosis. Belapectin is our lead product candidate for treatment of fibrotic disease. Our preclinical data show that belapectin has a significant therapeutic effect on liver fibrosis as shown in several relevant animal models. In addition, in NASH animal models, belapectin has been shown to reduce liver fat, inflammation, and ballooning degeneration or death of liver cells. Therefore, we chose belapectin as the lead candidate in a development program targeted initially at fibrotic liver disease associated with non-alcoholic steatohepatitis (NASH, or fatty liver disease). In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase 1 study in patients with NASH and advanced liver fibrosis to evaluate the human safety of belapectin and pharmacodynamics biomarkers of disease. On March 1, 2013, the FDA indicated we could proceed with a US Phase 1 clinical trial for belapectin with a development program aimed at obtaining support for a proposed indication of belapectin for treatment of NASH with advanced fibrosis. The Phase 1 trial was completed and demonstrated that belapectin up to 8 mg/kg, i.v. was safe and well tolerated. The human pharmacokinetic data defined a drug dose for use in the planned Phase 2 trials based on extrapolation from efficacy data in NASH animal models of liver fibrosis and/or cirrhosis. Additionally, there was evidence of a pharmacodynamic effect of belapectin at the 8 mg/kg dose with a decrease in alpha 2 macroglobulin, a serum marker of fibrotic activity, and a reduction in liver stiffness as determined by FibroScan®. An “End of Phase 1 Meeting” was held with FDA which, amongst other items, provided guidance on the primary endpoint for the Phase 2 clinical trial, the NASH-CX trial.

Additionally, an open label drug-drug interaction study was completed in healthy volunteers during the second quarter of 2015 with belapectin and it showed that with 8 mg/kg dose of belapectin and 2 mg/kg dose of midazolam there was no drug-drug interaction and no serious adverse events or drug-related adverse events were observed. This study was required by the U.S. Food and Drug Administration (FDA) and the primary objective was to determine if single or multiple intravenous (IV) doses of belapectin affect the pharmacokinetics (PK) of midazolam. The secondary objective was to assess the safety and tolerability of belapectin when administered concomitantly with midazolam. The lack of a drug interaction in this study enabled the Company to expand the number of patients eligible for its Phase 2 clinical trial. In addition, should belapectin be approved for marketing, the success of this study supports a broader patient population for the drug label.

Our Phase 2 program in fibrotic disease consisted of two separate human clinical trials. The primary clinical trial was the Phase 2b NASH-CX study for one year for patients with NASH with well compensated cirrhosis, which began enrolling in June 2015. This study was the primary focus of our program and is a randomized, placebo-controlled, double-blind, parallel-group Phase 2b trial to evaluate the safety and efficacy of belapectin for treatment of liver fibrosis and resultant portal hypertension in NASH patients with well compensated cirrhosis. A smaller, exploratory NASH-FX trial was conducted to explore potential use of various non-invasive imaging techniques in NASH patients with advanced fibrosis but not cirrhosis.

NASH-FX Trial: The NASH-FX trial, a Phase 2a pilot trial NASH-FX for patients with NASH advanced fibrosis that explored use of three non-invasive imaging technologies, is now complete. It was a short, single site, four-month trial in 30 NASH patients with advanced fibrosis, but not cirrhosis, randomized 1:1 to either 9 bi-weekly doses of 8 mg/kg of belapectin or placebo. The trial did not meet its primary biomarker endpoint as measured using multi-parametric magnetic resonance imaging (LiverMultiScan(R), Perspectum Diagnostics). The trial also did not meet secondary endpoints that measure liver stiffness as a surrogate for fibrosis using, magnetic resonance-elastography and FibroScan® score. We, and many experts in the field, now believe that a four-month treatment period may not be sufficient to show efficacy results in established liver fibrosis. This small study was not powered for the secondary endpoints and thus, not surprisingly, did not meet the secondary endpoints. In the trial, belapectin was found to be safe and well tolerated among the patient population with no serious adverse events. Although there was no apparent improvement in the three non-invasive tests for assessment of liver fibrosis in the four-month NASH-FX trial, the principal investigator of the NASH-FX trial has stated that the inhibition of galectin-3 with belapectin remains promising for the treatment of NASH fibrosis. Of note is that belapectin has demonstrated an improved clinical effect in moderate-to-severe psoriasis, suggesting the compound has activity in humans in an immune-mediated inflammatory human disease that can occur in association with NASH. We believe our drug candidate provides a promising new approach for the therapy of fibrotic diseases, and liver fibrosis in particular. Fibrosis is the formation of excess connective tissue (collagen and other proteins plus cellular elements such as myofibroblasts) in response to damage, inflammation or repair. When the fibrotic tissue becomes confluent, it obliterates the cellular architecture, leading to scarring and dysfunction of the underlying organ. Given galectin-3’s broad biological functionality, it has been demonstrated to be involved in cancer, inflammation and fibrosis, heart disease, and renal disease. We have further demonstrated the broad applicability of the actions of our galectin-3 inhibitor’s biological effect in ameliorating fibrosis involving lung, kidney, blood vessels, and cardiac tissues in a wide variety of animal models.

NASH-CX Trial: The NASH-CX trial was a larger well-designed multi-center clinical trial that explored use of belapectin for the treatment of liver fibrosis and resultant portal hypertension in patients with well-compensated NASH cirrhosis. Enrollment in this trial was completed in September 2016, and a total of 162 patients at 36 sites in the United States were randomized to receive either 2 mg/kg of belapectin, 8 mg/kg of belapectin or placebo, with approximately 54 patients in each group. The primary endpoint was a reduction in change in hepatic venous pressure gradient (HVPG). Patients received an infusion every other week for one year, total of 26 infusions, and were evaluated to determine the change in HVPG as compared with placebo. HVPG was also correlated with secondary endpoints of fibrosis on liver biopsy as well as with measurement of liver stiffness (FibroScan(R)) and assessment of liver metabolism (13C-methacetin breath test, Exalenz), which are non-invasive measures of the liver that may be used in future studies. Top line data readout was reported in December 2017 demonstrating positive efficacy data and safety and clinically meaningful results in the NASH patients with well compensated cirrhosis without esophageal varices (stage 1 cirrhosis).

In the total patient population, the primary endpoint HVPG showed a trend toward benefit with belapectin treatment, but the difference from placebo was not statistically significant. The mean change in HVPG of placebo from baseline to week 54 was 0.3 mm Hg. The mean change in HVPG from baseline was -0.37 and -0.42 for the 2 mg/kg dose and 8 mg/kg dose of belapectin, respectively.

In those NASH cirrhosis patients without varices at baseline (about 50% of the total population), there was a statistically significant effect of the 2 mg/kg dose of belapectin on the absolute change in HVPG (-1.08 mm Hg, p<0.01). The effect of the 8 mg/Kg dose of belapectin on absolute or percent change in HVPG from baseline to week 54 was not significant. The population of patients without varices at baseline were further subdivided into those with mild portal hypertension (HVPG greater or equal to 6 mm Hg and less than 10 mm Hg). In patients with mild portal hypertension (MPH), both doses of belapectin demonstrated a statistically significant effect on change in HVPG. The mean change in HVPG in the MPH group were +1.8 mm Hg for placebo and -0.3 and -0.4 mm Hg in the 2 mg/kg and 8 mg/kg dose groups, respectively. In patients with clinically significant portal hypertension (HVPG greater than 10 Mm Hg) with no varices at baseline, there was a statistically significant effect of 2 mg/kg of belapectin on the change in HVPG.

A responder analysis was performed on those patients without varices at baseline. Analysis was performed looking at two groups: those with an equal to or greater than 2 mm Hg decrease in HVPG from baseline or those with an equal to or greater than 2 mm Hg and a greater than or equal to 20% decrease in HVPG from baseline. In both cases, the change observed in the belapectin 2 mg/kg group was statistically significant (p<0.01) while that of the 8 mg/kg group was not.

In terms of cirrhosis complications over the 54-week treatment period, in patients without varices there were statistically significantly fewer new varices that developed in the treatment groups vs placebo. We believe this may represent a useful measure of clinical outcome.

The major conclusions, to date from the NASH-CX trial results are that: i) belapectin had a statistically significant and clinically meaningful effect in improving HVPG vs placebo in patients with NASH cirrhosis who did not have esophageal varices at baseline. This effect was seen regardless of the patient’s baseline portal hypertension. Furthermore, we believe that patients with esophageal varices may have masked benefits in the total patient population. ii) There was an important drug effect of belapectin in the total patient population on liver biopsy with a statistically significant improvement in hepatocyte ballooning (ie cell death), (iii) There was a statistically significant reduction (p=0.02) in the development of new esophageal varices in drug-treated patients compared to placebo. We believe that this is a clinically relevant endpoint related to patient outcomes, (iv) While there was a drug effect in both the 2 mg/kg and 8 mg/kg dosage groups on liver biopsy and in the mild portal hypertension group, there was a consistently greater and statistically significant effect of the 2 mg/kg dose of belapectin, (v) belapectin appears to be safe and well tolerated in this one year clinical trial and (vi) We believe this is the first large, randomized clinical trial of any drug to demonstrate a clinically meaningful improvement in portal hypertension or liver biopsy in patients with compensated NASH cirrhosis without esophageal varices.

Further information and details on the NASH-CX results summarized above is available in public presentations posted to our website and filed with the SEC and in a peer reviewed publication in Gastroenterology.

NASH-RX Trial: The NASH-RX Trial was initially designed as a Phase 3 trial of belapectin in NASH cirrhosis patients based on FDA feedback from a February 2019 meeting between the Company and the FDA. The trial design is being refined as a result of further input received from the FDA in late October 2019 and ongoing input from the FDA. The late October 2019 comments received from FDA in response to our July submission were evaluated and incorporated by the Company in conjunction with its external hepatology experts and medical and other experts at Covance. FDA suggested that we affirm NASH-CX efficacy and dose selection. In conjunction with KOLs and Covance, we developed a response including an adaptively-designed Phase 2b/3 trial with an interim efficacy analysis with proposed surrogate endpoint. The FDA also made additional constructive comments and suggestions mostly of an operational nature.

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

Currently, as a result of the Agency’s feedback and after consultation with external experts, the Company plans to conduct a seamless adaptively-designed Phase 2b/3 clinical study, the NASH-RX trial, evaluating the safety and efficacy of its galectin-3 inhibitor, belapectin (GR-MD-02), for the prevention of esophageal varices in patient with non-alcoholic steatohepatitis (NASH) cirrhosis. The major features of this innovative, seamless adaptively designed Phase 2b/3 study design are: i) In patients with NASH cirrhosis and clinical signs of portal hypertension but without esophageal varices at baseline, this trial will assess the effect of belapectin on the incidence of new varices (the primary endpoint) – as well as assessing effect on the incidence of long-term, clinically significant cirrhosis-related outcomes (a key secondary efficacy endpoint), (ii) The study targets NASH patients with a clearly identified unmet medical need: patients with compensated cirrhosis who are at risk of developing esophageal varices, a potentially life-threatening complication of cirrhosis (bleeding varices are a cause of death in about one-third of cirrhotic patients). There is no approved treatment for preventing varices in these patients. In addition, the development of esophageal varices reflects the progression of hepatic cirrhosis and thus portends the development of other cirrhosis complications such as ascites, hepatic encephalopathy, and liver failure, and (iii) During the first 18 months, two belapectin dose levels (2 mg/kg LBM and 4 mg/kg LBM) will be compared to placebo (phase 2b). Then, at the interim analysis (IA), one belapectin dose will be selected based on efficacy and safety, for continued evaluation (Phase 3). The belapectin dose selected for the phase 2b/3 are based on the analysis of the NASH-CX trial, including a dose response pharmacokinetic analysis of the hepatic venous gradient pressure (HVPG, a reflection of portal hypertension). Prior belapectin clinical studies have also indicated the good tolerance and good safety profile of belapectin with doses of up to 8 mg/kg for 52 weeks (Phase 2b Study GT-026), an important feature of the future risk benefit analysis in patients with NASH cirrhosis.

The study design has been modified and further refined from designs disclosed earlier such that it provides for a pre-specified interim analysis (IA). The IA of efficacy and safety data will be conducted after all planned subjects in Phase 2b component have completed at least 78 weeks (18 months) of treatment and a gastro-esophageal endoscopic assessment. The purpose of the IA is to allow potential seamless adaptive modifications of the study, including: (1) the selection of the optimal dose of belapectin for Phase 3, (2) the re-estimation of the study sample size for Phase 3 portion of the trial, (3) the re-evaluation of the randomization ratio for the Phase 3 portion of the trial, (4) the refinement of the inclusion and exclusion criteria for the Phase 3 portion of the trial, including the CTP status, (5) and/or termination of the study for overwhelming efficacy or for futility.

The new trial design also includes a blinded sample size re-estimation during the Phase 2b, prior to the IA, to allow for potential sample size readjustment. This will allow to confirm the underlying assumption regarding the rate of varices development, currently estimated from our prior Phase 2b trial (NASH-CX). The study design also minimizes invasive testing requirements, such as the measurement of HVPG or repeated liver biopsies, which we believe will facilitate enrollment and retention of patients. It also provides for a seamless transition of patients from the phase 2b component into the phase 3 stage, including the potential addition of new patients. The trial design preserves the surrogate end-point concepts previously discussed with FDA.

We believe that these adaptations taken together are innovative and optimize conduct of the NASH-RX trial giving belapectin (belapectin) the best opportunity to show a positive therapeutic effect to address an unmet medical need. If the results of the NASH-RX trial are compelling, there could be the potential for accelerated FDA approval and/or partnership opportunity with a large pharmaceutical company.

In the Phase 3 component of this trial, as proposed in the protocol, the primary endpoint remain the development of varices. Secondary endpoints include a composite clinical outcomes endpoint, including varices requiring treatment (development of large varices or varices with a red wale), decompensating events, all-cause mortality, MELD score increase, liver transplant. Also, NASH non-invasive biomarkers will be evaluated. To target a population at risk of developing esophageal varices, patient selection will be based on clinical signs of portal hypertension, including, a low platelet count, an increased spleen size and/or evidence of collaterals circulation. These current plans are subject to modification after the revised protocol is filed to FDA. The filing of the protocol to FDA occurred on April 30, 2020.

The focus and goal of the therapeutic program is to stop the progression of and/or reverse portal hypertension in and thereby prevent the development of varices, potentially one of the most immediately life-threatening complication of cirrhosis. Based on the results of the NASH-CX trial and subject to confirmation in later stage clinical trials, we believe that this goal is achievable in a significant portion of the NASH cirrhosis patient population i.e. those NASH cirrhosis patients with clinical signs of portal hypertension.

The key milestones and associated target dates for the NASH-RX trial will be announced as trial enrollment begins. We currently expect the first patient to be enrolled in the second quarter of 2020. This represents a delay from our original target dates due to the need to redesign the trial and protocol pursuant to FDA questions and remains subject to site delays due to the impact of the global COVID-19 pandemic.

Covance has already begun extensive work on site and startup activities with vendors, notably to establish a quality-controlled system for the central reading of video recording of esophago-gastro-duodeno endoscopies (EGD). We are also including a NASH-specific site network to accelerate site startup and patient enrollment for this trial. A startup agreement has been executed with Covance that allowed them to start work on protocol development, statistical analysis plans, support us in addressing some of FDAs questions, and engage vendors for various activities in support of the NASH-RX trial.

Covance has also identified more than 125 clinical trial sites in 11 countries interested in the trial, and many sites have been qualified by pre-study visits late in 2019 and their continued interest and estimated startup dates are being reconfirmed. Various procedural manuals related to conduct and evaluation EGDs have been compiled, charters for various oversight committees such as the adjudication committee, and data safety monitoring board, amongst others are being finalized, and key members of these committees have been identified and contracted. Additional activities well underway include defining the initial structure of the electronic data capture systems and its initial build and the contracting for key patient questionnaires, organizing vendors for product labeling and distribution globally, and preparing submissions to foreign regulatory agencies.

Further details on the NASH-RX trial can be found on www.clinicaltrials.gov under study NCT04365868.

The Company also soon will commence a Hepatic Impairment Study, which will run in parallel with the phase 2b/3 trial as part of the Phase 3 development program. The Company and Covance have executed the Master Services Agreement that will cover both the Phase 2b/3 trial and this additional study, and the Work Order for this Hepatic Impairment study has also been signed. The Hepatic Impairment Study will be conducted at up to four sites and will involve approximately 40 patients (divided amongst normal healthy volunteers, and patients with hepatic impairment categorized as Child-Turcotte-Pugh (CTP) classes A, B, and C). Each subject will receive a single infusion of belapectin and their serum belapectin levels will be monitored for up to approximately two weeks to define the effects of various stages of cirrhosis on serum belapectin levels and safety. The prior trials undertaken by the Company limited trial subjects to patients who had compensated cirrhosis. Patients with compensated cirrhosis are categorized as being CTP Class A. Patients with more advanced or decompensated cirrhosis are CTP Class B or Class C. Based on the results from this hepatic impairment study, the Company may consider including patients with more advanced cirrhosis in the Phase 3 portion of its NASH-RX trial. First, however, a specific Hepatic Impairment Study needs to be conducted to indicate that belapectin dosing and drug exposure are appropriate and inform about its potential safety profile in CTP Class B and Class C patients, just as earlier trials indicated belapectin dosing and safety in CTP Class A patients. Until dosing and safety profile is further informed in CTP Class B and/or Class C patients, the NASH-RX trial will enroll only CTP Class A patients. Further details on this hepatic impairment study can be found on www.clinicaltrials.gov study NCT04332432.

Cancer Immunotherapy. We believe there is potential for galectin inhibition to play a key role in the burgeoning area of cancer immunotherapy. For example, there have been several recent approvals of drugs that enhance a patient’s immune system to fight cancer. It is our goal to use a galectin inhibitor to further enhance the immune system function to fight cancer in a way that complements other approaches to this type of therapy. This hypothesis is supported by the fact that galectin-3 is expressed at high levels in multiple types of tumors, adds to the malignant nature of the tumors, and protects the tumors from immune system attack. Our drug candidates provide a promising new therapeutic approach to enhance the activity of the immune system against cancer cells. Preclinical studies have indicated that belapectin enhances the immune response to cancer cells, increased tumor shrinkage and enhanced survival in immune competent mice with prostate, breast, melanoma and sarcoma cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1, or with the immune cell activator anti-OX40. These preclinical data led to the filing of two Investigator-sponsored INDs and the initiation of studies of belapectin in combination with Yervoy® (ipilimumab) and KEYTRUDA (pembrolizumab) in Phase 1B studies of patients with metastatic melanoma. The KEYTRUDA trial has also been expanded to include patients with non-small cell lung cancer and head and neck squamous cell carcinoma. These studies are being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI).

Data on this combination immunotherapy program was initially presented on February 7, 2017 at the 9th GTCBio Immunotherapeutics & Immunomonitoring Conference in San Diego, CA by Dr. William L. Redmond, Providence Cancer Center. Preclinical results in mouse models of multiple types of cancers showed important anti-tumor activity and increased survival effects of combining belapectin with different types of immune modulators, providing a case for progressing studies into human patients with cancer. Seven patients were treated in the belapectin in combination with Yervoy trial, with no safety concerns in these low dose cohorts. Due to changes in the standard of care for metastatic melanoma (i.e., approval of anti-PD-1), recruitment has been slowed significantly in this trial. Promising results were reported in the Phase 1b trial combining belapectin with pembrolizumab (KEYTRUDA). Cohort 1 was completed (n=6, 5 with melanoma, one head and neck) with one partial response and one mixed response in 5 melanoma patients. There was a rapid and marked tumor response after 3 doses of combined belapectin and pembrolizumab in the one partial response patient who had failed high-dose IL-2 and oncolytic virus + ipilimumab. The study is ongoing and progression to further development will be based on response rate as compared to historical response rates to pembrolizumab alone. In September 2018 we announced additional preliminary clinical data from cohort 3 of this investigator-initiated trial. When aggregated with cohorts previously reported, the data shows a 50% objective response rate in advanced melanoma with belapectin in combination with KEYTRUDA, and a significant decrease in the frequency of suppressive myeloid-derived suppressor cells following treatment in the responding patients (on day 85 post-treatment). Fourteen advanced melanoma patients across three dose cohorts now have Objective Response Rate (ORR) and Disease Control Rate (DCR) data. Six patients completed in cohort 3 (8 mg/Kg) have now been added to the three patients completed in cohort 2 (4 mg/Kg) and five patients completed in cohort 1 (2 mg/Kg). Cohorts 1 and 3 each had two patients with an objective response. All three patients in cohort 2 had an objective response. In addition to the fourteen advanced melanoma patients, six patients with head and neck cancer were enrolled in this trial with a 33% ORR and 67% DCR. These data, taken together with the observed favorable safety and tolerability of the combination, in the view of the principal investigator, provide compelling rationale to move forward. Given that all three melanoma patients were responders at the 4 mg/Kg dose, the investigators plan to continue the trial with the expansion of the 4 mg/Kg cohort to include additional advanced melanoma patients and additional head and neck cancer patients. The expansion cohort will target to include 15 patients and is planned to have continued belapectin dosing as long as pembrolizumab is administered. Currently 40% of the patients in the expansion cohart have been enrolled and further information will be reported as it becomes available. Assuming these additional data are positive, the next logical step could be a Phase II trial.

Severe skin diseases. During our Phase 1 NASH fibrosis trial with belapectin, a clinical effect on plaque psoriasis was observed in a NASH patient who also had this disease. This patient had marked improvement in her psoriasis, with improvement beginning after the third infusion. She reported that her psoriasis was “completely gone” and her skin was “normal” after the fourth infusion. Her skin remained normal for 17 months after the final infusion of study drug. The patient is convinced that the improvement in her psoriasis is related to the study drug.

This serendipitous finding, combined with galectin-3 protein being markedly upregulated in the capillary epithelia (small blood vessels) of the psoriatic dermis (plaque lesions), led to a phase 2a trial in patients with moderate to severe plaque psoriasis. belapectin inhibition of galectin-3 may attenuate capillary changes in the psoriatic dermis and inflammatory recruitment, perhaps explaining the improvements observed in the NASH fibrosis trial patient. In this open-label, unblinded trial (no placebo, all patients knowingly receive active drug), 5 patients with moderate to severe plaque psoriasis were administered belapectin every two weeks for 24 weeks. In May 2016, we reported positive results on the first four patients after 12 weeks of therapy. Based on these results, we modified the trial to include 24 weeks of therapy. In August 2016, we reported on four patients after 24 weeks of therapy and one patient after 12 weeks of therapy. The four patients who received 24 weeks of therapy experienced an average of 48% improvement in their plaque psoriasis. At this time, the average response in all five patients remains at 50% with one patient having an 82% improvement. However, there are existing drugs on the market in this disease that produce 75% and higher improvements in 60-90% of patients. While we are encouraged that this study has demonstrated clinically meaningful results in a human disease with belapectin, the next steps would entail a controlled, does-ranging clinical trial which we do not expect to conduct absent a strategic partnership.

We believe the mechanism of action for belapectin is based upon interaction with, and inhibition of, galectin proteins, particularly galectin-3, which are expressed at high levels in certain pathological states including inflammation, fibrosis and cancer. While belapectin is capable of binding to multiple galectin proteins, we believe that it has the greatest affinity for galectin-3, the most prominent galectin implicated in pathological processes. Blocking galectin in cancer and liver fibrosis has specific salutary effects on the disease process, as discussed previously.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Research and Development Expense.

	Three Months Ended March 31,		2020 as Compared to 2019 Three Months
	2020	2019	$ Change	% Change
	(In thousands, except %)
Research and development	$2,144	$646	$1,498	232%

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

Our research and development expenses were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Direct external expenses:
Clinical activities	$1,019	$(15)
Pre-clinical activities	243	84
All other research and development expenses	882	577

	$2,144	$646

Clinical programs expenses increased primarily due to costs related to our NASH-RX trial during the three months ended March 31, 2020. Other research and development expense increased primarily due to increased payroll related to the hiring of Dr. Pol Boudes as Chief Medical Officer in March 2020.

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

General and Administrative Expense.

	Three Months Ended March 31,		2020 as Compared to 2019 Three Months
	2020	2019	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,440	$1,721	$(281)	(16)%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease in general and administrative expenses for the three-months ended March 31, 2020 as compared to the same period in 2019 is due to a decrease in legal expenses of approximately $319,000 partially offset by an increase in insurance expense of $70,000.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2020, we raised a net total of $197.4 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At March 31, 2020, the Company had $43.3 million of unrestricted cash and cash equivalents available to fund future operations. In December 2018, the Company announced the extension of its $10 million unsecured line of credit facility with stockholder and director, Richard E. Uihlein. The Company has not drawn under the line of credit. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through September 30, 2021. We will require more cash to fund our operations after September 30, 2021 and believe we will be able to obtain additional financing. The currently planned operations include costs related to a planned adaptively designed Phase 2b/3 clinical trial. While the costs of the trial and general overhead during the first stage of the Phase 3 trial are currently estimated to be approximately $125 million, the costs and timing of such trial are not yet finalized. The Company has not made commitments for such trial that cannot be covered with available cash, but we will require additional funding in order to complete the trial. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Net cash used in operations increased by $1,087,000 to $4,371,000 for the three months ended March 31, 2020, as compared to $3,284,000 for the three months ended March 31, 2019. Cash operating expenses increased principally due to the preparations and expenses related to our NASH-RX clinical trial with belapectin.

Net cash provided by financing activities for the three months ended March 31, 2020, of $219,000 represents proceeds from the exercise of common stock options. Net cash provided by financing activities for the three months ended March 31, 2019, of $2,003,000 represents proceeds from the issuance of common stock from the ATM of $1,865,000 and $138,000 from the exercise of common stock options and warrants.

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

Application of Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accrued expenses, stock-based compensation, contingencies and litigation. We base our estimates on historical experience, terms of existing contracts, our observance of trends in the industry, information available from other outside sources and on various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our 2019 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of March 31, 2020, our disclosure controls and procedures were effective. During the quarter ended March 31, 2020, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially impact our business, financial condition or future results.

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required to execute their job responsibilities and limited the number of staff in any given research and development laboratory.

As a result of the COVID-19 outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business and our anticipated rollout of our Phase 2b/3 NASH-RX trial, including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or disruptions in non-clinical experiments due to unforeseen circumstances at contract research organizations and vendors along their supply chain;

•	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not accepting home health visits;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as sites for our NASH-RX trials and hospital staff supporting the conduct of such trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines;

•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 epidemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibit Number	Description of Document	Note Reference

10.1	Master Services Agreement, effective as of March 12, 2020, by and between Galectin Therapeutics, Inc. and Covance Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2020)*

10.2	Work Order, dated as of March 12, 2020, by and between Galectin Therapeutics, Inc. and Covance Clinical Research Unit Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2020)*

31.1**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

*

Certain portions of the exhibit have been omitted pursuant to Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) likely to cause competitive harm to the Company if publicly disclosed.

**	Filed herewith.
***	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2020.

GALECTIN THERAPEUTICS INC.

By:	/s/ Harold H. Shlevin
Name:	Harold H. Shlevin, Ph.D.
Title:	Chief Executive Officer and President (principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)