Form 10-Q
period 2020-06-30
GALECTIN THERAPEUTICS INC
filed 2020-08-10
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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
of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock as of August 6, 2020 was 57,043,661.

GALECTIN THERAPEUTICS INC.
INDEX TO FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$40,768	$47,480
Prepaid expenses and other current assets	352	729

Total current assets	41,120	48,209

Other assets	197	258

Total assets	$41,317	$48,467

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$206	$1,661
Accrued expenses and other	4,003	1,093
Accrued dividends payable	66	66

Total current liabilities	4,275	2,820

Other liabilities	31	52

Total liabilities	4,306	2,872

Commitments and contingencies (Note 10)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at June 30, 2020 and December 31, 2019, redemption value: $8,599,000, liquidation value: $1,760,000 at June 30, 2020	1,723	1,723
Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at June 30, 2020 and December 31, 2019, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,327,500 issued and outstanding at June 30, 2020 and December 31, 2019, liquidation value $1,327,500 at June 30, 2020	537	537
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2020 and December 31, 2019, 57,043,661 and 56,894,642 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	56	56
Additional paid-in capital	260,820	259,673
Retained deficit	(226,125)	(216,394)

Total stockholders’ equity	35,288	43,872

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$41,317	$48,467

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)		(in thousands, except per share data)
Operating expenses:
Research and development	$4,681	$1,522	$6,825	$2,168
General and administrative	1,421	1,498	2,861	3,219

Total operating expenses	6,102	3,020	9,686	5,387

Total operating loss	(6,102)	(3,020)	(9,686)	(5,387)

Other income (expense):
Interest income	9	43	59	57
Interest expense	(21)	(21)	(43)	(43)

Total other income (expense)	(12)	22	16	14

Net loss	$(6,114)	$(2,998)	$(9,670)	$(5,373)

Preferred stock dividends	(66)	(67)	(60)	(163)
Warrant modification (Note 9)	—	—	—	(6,622)

Net loss applicable to common stockholders	$(6,180)	$(3,065)	$(9,730)	$(12,158)

Net loss per common share — basic and diluted	$(0.11)	$(0.06)	$(0.17)	$(0.26)
Weighted average common shares outstanding — basic and diluted	57,035	50,301	56,995	47,653
See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,670)	$(5,373)
Adjustments to reconcile net loss to net cash flows from operating activities:
Payment of preferred stock dividends	—	(396)
Stock-based compensation expense	824	855
Amortization of right to use lease asset	17	18
Non-cash interest expense	43	43
Changes in operating assets and liabilities:
Prepaid expenses and other assets	377	(277)
Accounts payable and accrued expenses	1,434	(484)

Net cash from operating activities	(6,975)	(5,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	263	49,404

Net cash flows from financing activities	263	49,404

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,712)	43,790
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,480	8,253

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,768	$52,043

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$60	$—

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2018	176	$1,723

Balance at June 30, 2019	176	$1,723

Balance at December 31, 2019	176	$1,723

Balance at June 30, 2020	176	$1,723

GALECTIN THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Three Months Ended June 30, 2020 and 2019
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Series B-1 12% Convertible Preferred Stock		Series B-2 12% Convertible Preferred Stock			Series B-3 8% Convertible Preferred Stock			Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares		Amount	Number of Shares	Amount		Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2019	1,327,500	$537	—	$—		—	$—	—		$—	45,594,411	$45	$209,845	$(205,308)	$5,119
Series A 12% convertible preferred stock dividend														(40)	(40)
Series C super dividend redeemable convertible preferred stock dividend														(27)	(27)
Issuance of common stock											10,488,161	10	44,879		44,889
Issuance of common stock for exercise of warrants and options											508,706	1	2,511		2,512
Stock-based compensation expense													443		443
Net loss														(2,998)	(2,998)

Balance at June 30, 2019	1,327,500	$537	—	$—		—	$—	—		$—	56,591,278	$56	$257,678	$(208,373)	$49,898

Balance at March 31, 2020	1,327,500	$537			$				$		$57,029,209	$56	$260,382	$(219,945)	$41,030
Series A 12% convertible preferred stock dividend														(40)	(40)
Series C super dividend redeemable convertible preferred stock dividend														(26)	(26)
Issuance of common stock											14,452		44		44
Stock-based compensation expense													394		394
Net loss														(6,114)	(6,114)

Balance at June 30, 2020	1,327,500	$537	—	$—		—	$—	—		$—	57,043,661	$56	$260,820	$(226,125)	$35,288

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Six Months Ended June 30, 2020 and 2019
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Series B-1 12% Convertible Preferred Stock		Series B-2 12% Convertible Preferred Stock		Series B-3 8% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2018	1,327,500	$537	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	41,190,905	$41	$194,130	$(196,215)	$5,175
Series A 12% convertible preferred stock dividend												(80)	(80)
Series B-1 12% convertible preferred stock dividend												(6)	(6)
Series B-2 12% convertible preferred stock dividend												(15)	(15)
Series B-3 8% convertible preferred stock dividend												(9)	(9)
Series C super dividend redeemable convertible preferred stock dividend												(53)	(53)
Issuance of common stock									10,883,394	10	46,744		46,754
Conversion of Series B Convertible Preferred to common			(900,000)	(1,761)	(2,100,000)	(3,697)	(2,508,000)	(1,224)	3,789,346	4	6,678
Issuance of common stock for exercise of warrants and options									727,633	1	2,649		2,650
Warrant modification (Note 9)											6,622	(6,622)
Stock-based compensation expense											855		855
Net loss												(5,373)	(5,373)

Balance at June 30, 2019	1,327,500	$537	—	$—	—	$—	—	$—	56,591,278	$56	$257,678	$(208,373)	$49,898

Balance at December 31, 2019	1,327,500	$537							56,894,642	$56	$259,673	$(216,394)	$43,872
Series A 12% convertible preferred stock dividend									13,275		26	(26)
Series C super dividend redeemable convertible preferred stock dividend									17,600		34	(35)	(1)
Issuance of common stock									14,452		44		44
Issuance of common stock for exercise of warrants and options									84,624		219		219
Stock-based compensation expense									19,068		824		824
Net loss												(9,670)	(9,670)

Balance at June 30, 2020	1,327,500	$537	—	$—	—	$—	—	$—	57,043,661	$56	$260,820	$(226,125)	$35,288

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Liquidity
Galectin Therapeutics Inc. and subsidiaries (the “Company”) is a clinical stage biopharmaceutical company that is applying its leadership in galectin science and drug development to create new therapies for fibrotic disease and cancer. These candidates are based on the Company’s targeting of galectin proteins which are key mediators of biologic and pathologic function. These compounds also may have application for drugs to treat other diseases and chronic health conditions.
The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form
10-Q
reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2020 and the results of its operations for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2019 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form
10-K
for the year ended December 31, 2019.
The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2020, the Company had $40,768,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, including availability of the $10 million line of credit (see Note 3), to fund currently planned operations at least through September 30, 2021. We will require more cash to fund our operations after September 30, 2021 and believe we will be able to obtain additional financing. The currently planned operations include costs related to a planned adaptively designed
NASH-RX
Phase 2b/3 clinical trial. The costs of the trial along with drug manufacturing and other scientific support activities and general overhead during the first stage of the trial are currently estimated to be approximately $90 million. These costs will require additional funding. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before September 30, 2021, we may be required to cease operations. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.
The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name
“Pro-Pharmaceuticals,
Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.
2. Accrued Expenses and Other
Accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Legal and accounting fees	$129	$81
Accrued compensation	861	973
Lease liability	41	39
Accrued research and development costs and other	2,972	—

Total	$4,003	$1,093

Research and development expenses, including personnel costs, allocated facility costs, lab supplies, outside services, contract laboratory costs are charged to research and development expense as incurred. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. Our current
NASH-RX
clinical trial is being supported by third-party contract research organizations, or CROs, and other vendors. We accrue expenses for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. For clinical trial expenses and related expenses associated with the conduct of clinical trials, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients have been enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, review of contractual terms and correspondence with CROs. We base our estimates on the best information available at the time. We monitor patient enrollment levels and related activities to the extent possible through discussions with CRO personnel and based our estimates of clinical trial costs on the best information available at the time. However, additional information may become available to us which will allow us to make a more accurate estimate in future periods. In that event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain.
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
The fair value of the 500,000 warrants vested at closing in December 2017 was $696,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 98%, risk free interest rate of 2.05% and zero dividends. The fair value of the vested warrants was recorded in other current assets and other assets
(non-current)
as a deferred financing cost and were to be amortized on a straight-line basis from December 19, 2017 through December 31, 2019. The remaining unamortized balance of the deferred financing cost on January 11, 2019 was adjusted to be recorded as expense on a straight-line basis through December 31, 2022. Amortization for the six months ended June 30, 2020 and 2019 of $43,000 and $43,000, respectively, was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through December 31, 2022 reflecting the second extension.
4. Stock-Based Compensation
Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$83	$83	$240	$170
General and administrative	311	360	584	685

Total stock-based compensation expense	$394	$443	$824	$855

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan
grants to Company executives, from December 31, 2019 through June 30, 2020:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2019	3,000,256	$4.88
Granted	845,000	2.47
Exercised	(84,624)	2.61
Options forfeited/cancelled	(23,057)	1.80

Outstanding, June 30, 2020	3,737,575	$4.40

As of June 30, 2020, there was $1,361,000 of unrecognized compensation related to 845,000 unvested options, which is expected to be recognized over a weighted–average period of approximately 2.09 years. The weighted-average grant date fair value for options granted during the six months ended June 30, 2020 was $1.92. The Company granted 845,000 stock options during the six months ended June 30, 2020.
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
5. Common Stock Warrants
The following table summarizes the common stock warrant activity from December 31, 2019 through June 30, 2020:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2019	12,538,204	$4.22
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—

Outstanding, June 30, 2020	12,538,204	$4.22

The weighted average expiration of the warrants outstanding as of June 30, 2020 is 3.9 years.
6. Fair Value of Financial Instruments
The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 or level 3 assets or liabilities at June 30, 2020 or December 31, 2019.
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

	June 30, 2020 (shares)	June 30, 2019 (shares)
Warrants to purchase shares of common stock	12,538,204	12,540,679
Options to purchase shares of common stock	3,737,575	3,062,338
Shares of common stock issuable upon conversion of preferred stock	514,602	514,602

	16,790,381	16,117,619

8. Common Stock
2020 At Market Issuance of Common Stock
On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. During the three months ended June 30, 2020, the Company issued 14,452 shares of its common stock under the 2020 At Market Agreement for net proceeds of approximately $44,000.
2017 At Market Issuance of Common Stock
On May 19, 2017, the Company entered into an At Market Issuance Sales Agreement (the “2017 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2017 At Market Agreement. During the six months ended June 30, 2019, the Company issued 395,233 shares of its common stock under the 2017 At Market Agreement for net proceeds of approximately $1,865,000. There were no issuances of common stock under the 2017 At Market Agreement in 2020, and the 2017 At Market Agreement was terminated in May 2020.
For the six months ended June 30, 2020, the Company has issued a total of 30,875 shares of common stock for dividends on Series A and Series C Preferred Stock.
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
11. Leases
The Company has one operating lease for its office space which was amended effective January 1, 2019 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first two months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata
share of the operating expenses for the building. Our lease cost for the six-month
periods ended June 30, 2020 and 2019 was $22,000 for each period and is included in general and administrative expenses. As of June 30, 2020, the right to use lease asset consisted of $66,000 and is included in other assets. Also, at June 30, 2020, current lease liability of $41,000 is included in accrued expenses and other and noncurrent lease liability of $31,000 is in other liabilities.
Maturity of operating lease as of June 30, 2020 in thousands:

2020	$23
2021	48
2022	8

Total	79
Less imputed interest	7

Present value of lease liability	$72

The discount rate used in calculating the present value of the lease payments was 11.04%
12. Galectin Sciences LLC
In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned
by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3
for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process
research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Since then, the Company has contributed a total of $2,260,000, including $309,000 for the six months ended June 30, 2020, for expenses of the LLC. Since the end of 2014, SBH has contributed $158,000 for expenses in the LLC. As of June 30, 2020, the Company’s ownership percentage in the LLC was 82.6%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling
interest is also deemed to be immaterial.

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

•	competition and stock price volatility in the biotechnology industry,

•	limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports,

•	challenges presented by the COVID-19 pandemic, and

•
other risks detailed herein and from time to time in our SEC reports, including our Annual Report on Form
10-K
filed with the SEC for the fiscal year ended December 31, 2019, and our subsequent SEC filings.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Galectin Therapeutics appearing elsewhere herein.
Overview
We are a clinical stage biopharmaceutical company engaged in drug research and development to create new therapies for fibrotic disease, cancer and selected other diseases. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant products as starting material in manufacturing processes to create proprietary, patented complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that largely bind and inhibit galectin proteins, particularly galectin-3,
we are undertaking the focused pursuit of therapies for indications where galectins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences to patients and those where current treatment options are limited. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible consistent with the natural history of the disease and to seek strategic partners when a program becomes advanced and requires significant additional resources.

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
We announced, in December 2017 top line results from our
NASH-CX
trial and results of an End of Phase 2 meeting with the FDA in May 2018 that provided direction on potentially acceptable end points for a Phase 3 trial. The latter was confirmed in a Type C meeting with FDA in February 2019. Thereafter, the Company with its external NASH consultants designed a Phase 3 study that was sent to various contract research organizations (CROs) for their input on feasibility, timing costs and other important considerations. At the request of the United States Food and Drug Administration (FDA), the trial protocol and answers to questions raised by FDA at the February meeting was submitted as a Type C (Written Response Only) request to FDA on July 17, 2019; this response sought FDA feedback and agreement with regards to the proposed clinical program. Further details on results of the
NASH-CX
trial were published in the journal Gastroenterology (Gastroenterology 2020;158:1334–1345).
Comments from FDA were received in late October 2019 and have been incorporated into the final version of the clinical trial protocol by the Company in conjunction with its hepatology consultants and medical and other experts at Covance, its chosen CRO. This modified trial design was discussed with FDA in a meeting on November 14, 2019 at which FDA indicated the design was reasonable (subject to a review of the protocol). The Company together with its advisors and Covance has modified the protocol and associated statistical analysis plans in conformance with the feedback received from FDA. and filed the protocol and various other documents with FDA on April 30, 2020. The study officially consented its first patient in June 2020. In addition, the Company has been working to some additional information requested by FDA which mostly relate to reporting of completed developmental toxicity studies.
Additionally, a study protocol entitled “A Single-dose, Open-label, Pharmacokinetic Study of
Belapectin
(GR-MD-02)
in Subjects With Normal Hepatic Function and Subjects With Varying Degrees of Hepatic Impairment” has been filed with FDA to examine the effects of the drug in subjects with normal hepatic function and subjects with varying degrees of hepatic impairment (study details are listed under study NCT04332432 on
www.clinicaltrials.gov
); this study is began enrolling patients in
Q2-2020.
A study protocol was filed with FDA on April 30, 2020 for a seamless adaptively-designed Phase 2b/3 clinical study, the
NASH-RX
trial, evaluating the safety and efficacy of its
galectin-3
inhibitor, belapectin
(GR-MD-02),
for the prevention of esophageal varices in patients with
non-alcoholic
steatohepatitis (NASH) cirrhosis (Further details are available at
www.clinicaltrials.gov
under study NCT04365868); this study began enrolling patients in
Q2-2020..
We endeavor to leverage our scientific and product development expertise as well as established relationships with outside sources to achieve cost-effective and efficient drug development. These outside sources, amongst others, provide us with expertise in preclinical models, pharmaceutical development, toxicology, clinical trial operations, pharmaceutical manufacturing, sophisticated physical and chemical characterization, and commercial development. We also have established several collaborative scientific discovery programs with leading experts in carbohydrate chemistry and characterization. These discovery programs are generally aimed at the targeted development of new carbohydrate molecules that bind galectin proteins and offer alternative options to larger market segments in our primary disease indications. We also have established through Galectin Sciences LLC, a discovery program aimed at the targeted development of small molecules (generally, non-carbohydrate)
that bind galectin proteins and may afford options for alternative means of drug delivery (e.g., oral) and as a result expand the potential uses of our galectin-3
inhibitor compounds. Initial results of the efforts at Galectin Sciences LLC were presented by Dr. E. Zomer at the AFDD meeting in Boston in Fall, 2019. Three series of composition of matter patents covering discoveries at Galectin Sciences have been filed. We are also pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immuno-oncology for cancer therapy. However, our clinical development efforts are primarily focused on liver fibrosis and NASH. All of our proposed products are presently in development, including pre-clinical
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

The Phase 2 NASH FX trial was designed for patients with advanced fibrosis but not cirrhosis. Its principal purpose was to evaluate various imaging modalities. The NASH FX trial top line data was reported in September 2016

The Phase 2 NASH CX trial, was designed for patients with well compensated cirrhosis. The NASH CX trial top line data was reported in December 2017 and was published in Gastroenterology in 2020.

NASH – RX
Based on recent FDA feedback, the
NASH-RX
trial is designed as an adaptive Phase 2b/3 trial for the prevention of varices in NASH patients with well compensated cirrhosis. An interim efficacy analysis will be incorporated to confirm previous Phase 2 data, confirm an optimal dose and reaffirm efficacy, and the end of study endpoints will include development of varices and a composite clinical endpoint including progression to varices requiring treatment (large varices or varices with a red wale). See
www.clinicaltrials.gov
NCT04365868. Patient enrollment commenced in June 2020.

A protocol for a hepatic impairment study was filed with FDA on March 30, 2020 This study is being conducted in subjects with normal hepatic function and subjects with varying degrees of hepatic impairment (CF: www.clinicaltrials.gov NCT04332432) and began enrolling patients in the second quarter of 2020.

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
Q-1
2016. Investigator IND for that study submitted in September 2015. Early data was reported in

February 2017 and studies with the 3
rd
cohort were reported in September 2018. Continuation of trial is ongoing to expand the dataset of melanoma and HNSCC patients at the 4 mg/Kg dose to determine if a possible Phase 2 trial is warranted.

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
Fibrosis.
 Belapectin is our lead product candidate for treatment of fibrotic disease. Our preclinical data show that belapectin has a significant therapeutic effect on liver fibrosis as shown in several relevant animal models. In addition, in NASH animal models, belapectin has been shown to reduce liver fat, inflammation, and ballooning degeneration (death of liver cells). Therefore, we chose belapectin as the lead candidate in a development program targeted initially at fibrotic liver disease associated with non-alcoholic
steatohepatitis (NASH). In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase 1 study in patients with NASH and advanced liver fibrosis to evaluate the human safety of belapectin and pharmacodynamics biomarkers of disease. On March 1, 2013, the FDA indicated we could proceed with a US Phase 1 clinical trial for belapectin with a development program aimed at obtaining support for a proposed indication of belapectin for treatment of NASH with advanced fibrosis. The Phase 1 trial was completed and demonstrated that belapectin up to 8 mg/kg Lean Body Mass (LBM), i.v. was safe and well tolerated.
Additionally, an open label drug-drug interaction study was completed in healthy volunteers during the second quarter of 2015 with belapectin and it showed that with 8 mg/kg LBM dose of belapectin and 2 mg/kg dose of midazolam there was no drug-drug interaction and no serious adverse events or drug-related adverse events were observed. The secondary objective was to assess the safety and tolerability of belapectin when administered concomitantly with midazolam.
Our Phase 2 program in fibrotic disease consisted of two separate human clinical trials. The primary clinical trial was the Phase 2b
NASH-CX
study for one year for patients with NASH with compensated cirrhosis, which began enrolling in June 2015. This study was the primary focus of our program and is a randomized, placebo-controlled, double-blind, parallel-group Phase 2b trial to evaluate the safety and efficacy of belapectin for treatment of liver fibrosis and resultant portal hypertension in NASH patients with compensated cirrhosis. A smaller, exploratory
NASH-FX
trial was conducted to explore potential use of various
non-invasive
imaging techniques in NASH patients with advanced fibrosis but not cirrhosis.

NASH-FX
Trial:
The
NASH-FX
trial, a Phase 2a pilot trial for patients with NASH and advanced fibrosis, explored use of three non-invasive
imaging technologies, was completed. It was a short, single site, four-month trial in 30 NASH patients with advanced fibrosis (F3), but not cirrhosis (F4), randomized 1:1 to either
9 bi-weekly
doses of 8 mg/kg LBM of belapectin or placebo. The trial did not meet its primary biomarker endpoint as measured using multi-parametric magnetic resonance imaging (LiverMultiScan
(R)
, Perspectum Diagnostics). The trial also did not meet secondary endpoints that measure liver stiffness as a surrogate for fibrosis using, magnetic resonance-elastography and FibroScan
®
score. We, and many experts in the field, now believe that a four-month treatment period may not be sufficient to show efficacy results in established advanced liver fibrosis. This small study was also not adequately powered for the secondary endpoints. In the trial, belapectin was found to be safe and well tolerated with no serious adverse events and evidence of a pharmacodynamic effect. These results provided support for further development in NASH.
NASH-CX
Trial:
The
NASH-CX
trial was a larger multi-center clinical trial that explored the use of belapectin for the treatment of liver fibrosis and resultant portal hypertension in patients with well-compensated NASH cirrhosis. Enrollment in this trial was completed in September 2016, and a total of 162 patients at 36 sites in the United States were randomized to receive either 2 mg/kg LBM of belapectin, 8 mg/kg LBM of belapectin or placebo, with 54 patients in each group. Approximately 50% of patients at baseline had esophageal varices (a complication of portal hypertension). The primary endpoint was a reduction in hepatic venous pressure gradient (HVPG). Patients received an infusion of belapectin or placebo every other week for one year, a total of 26 infusions, and were evaluated to determine the change in HVPG as compared with placebo. Secondary or exploratory endpoints included fibrosis on liver biopsy, measurement of liver stiffness (FibroScan
(R)
) and assessment of liver metabolism (
13
C-methacetin
breath test, Exalenz). Top line data readout was reported in December 2017. The study demonstrated a favorable safety profile and clinically meaningful efficacy results in patients without esophageal varices at baseline demonstrated by a prevention of development of varices when compared to placebo.
In the total patient population, the primary endpoint HVPG showed a trend toward benefit with belapectin treatment, but the difference from placebo was not statistically significant. The mean change in HVPG of placebo from baseline to week 54 was 0.3 mm Hg. The mean change in HVPG from baseline was
-0.37
and
-0.42
for the 2 mg/kg LBM dose and 8 mg/kg LBM dose of belapectin, respectively.
In those NASH cirrhosis patients without varices at baseline (about 50% of the total population), there was a statistically significant effect of the 2 mg/kg LBM dose of belapectin on the absolute change in HVPG
(-1.08
mm Hg, p<0.01). The effect of the 8 mg/Kg LBM dose of belapectin on absolute or percent change in HVPG from baseline to week 54 was not significant.
Also because of the clinical relevance of this population, a responder analysis was performed on those patients without varices at baseline. Analysis was performed looking at two groups: those with an equal to or greater than 2 mm Hg decrease in HVPG from baseline or those with an equal to or greater than 2 mm Hg and a greater than or equal to 20% decrease in HVPG from baseline. In both cases, the change observed in the belapectin 2 mg/kg LBM group was statistically significant (p<0.01) while that of the 8 mg/kg LBM group was not.
Over the
54-week
treatment period, in patients without varices there were statistically significantly fewer new varices that developed in the belapectin treatment groups (0% and 4% in the 2 mg/kg LBM and the 8 mg/kg LBM, respectively) vs placebo (18%). As esophageal varices can lead to hemorrhagic complication, that can be fatal, we believe the prevention of esophageal varices may represent a clinically relevant measure of clinical efficacy in patients with NASH cirrhosis.
The major conclusions from the
NASH-CX
trial results are that: i) belapectin had a statistically significant and clinically meaningful effect in improving HVPG vs placebo in patients with NASH cirrhosis who did not have esophageal varices at baseline. This effect was seen regardless of the patient’s baseline portal hypertension. ii) There was an important drug effect of belapectin in the total patient population on liver biopsy with a statistically significant improvement in hepatocyte ballooning (ie cell death), (iii) There was a statistically significant reduction (p=0.02) in the development of new esophageal varices in drug-treated patients compared to placebo. We believe that this is a clinically relevant endpoint related to patient outcomes, (iv) While there was a drug effect in both the 2 mg/kg LBM and 8 mg/kg LBM groups on the development of varices and liver biopsy there was a consistently greater and statistically significant effect of the 2 mg/kg LBM dose of belapectin, (v) belapectin appears to be safe and well tolerated in this one year clinical trial, a feature that is of prime importance for a cirrhotic population and (vi) We believe this is the first large, randomized clinical trial to demonstrate a clinically meaningful improvement in portal hypertension or liver biopsy in patients with compensated NASH cirrhosis who have not yet developed esophageal varices.
Further information and details on the
NASH-CX
results summarized above is available in public presentations posted to our website and filed with the SEC and in a peer reviewed publication in
Gastroenterology
(Gastroenterology 2020;158:1334–1345).

NASH-RX
Trial:
Building on the experience of the
NASH-CX
trial, the
NASH-RX
Trial is a seamless adaptively-designed Phase 2b/3 clinical study evaluating the safety and efficacy of our galectin-3
inhibitor, belapectin
(GR-MD-02),
for the prevention of esophageal varices in patient with
non-alcoholic
steatohepatitis (NASH) cirrhosis. The major features of this innovative Phase 2b/3 study design are: i) In patients with NASH cirrhosis and clinical signs of portal hypertension but without esophageal varices at baseline, this trial will assess the effect of belapectin on the incidence of new varices (the primary endpoint) – as well as assessing effect on the incidence of long-term, clinically significant cirrhosis-related outcomes (a key secondary efficacy endpoint), (ii) The study targets NASH patients with a clearly identified unmet medical need: patients with compensated cirrhosis who are at risk of developing esophageal varices, a potentially life-threatening complication of cirrhosis (bleeding varices are a cause of death in about one-third
of cirrhotic patients). There is no approved treatment for preventing varices in these patients. In addition, the development of esophageal varices reflects the progression of hepatic cirrhosis and thus portends the development of other cirrhosis complications such as ascites, hepatic encephalopathy, and liver failure, and (iii) During the first 18 months, two belapectin dose levels (2 mg/kg LBM and 4 mg/kg LBM) will be compared to placebo (phase 2b). Then, at the interim analysis (IA), one belapectin dose will be selected based on efficacy and safety, for continued evaluation (Phase 3). The belapectin dose selected for the phase 2b/3 are based on the analysis of the
NASH-CX
trial, including a dose response pharmacokinetic analysis of the hepatic venous gradient pressure (HVPG, a reflection of portal hypertension). Prior belapectin clinical studies have also indicated the good tolerance and safety profile of belapectin with doses of up to 8 mg/kg LBM for 52 weeks (Phase 2b Study
NASH-CX),
an important feature of the future risk benefit analysis in patients with NASH cirrhosis.
The study design provides for a
pre-specified
interim analysis (IA). The IA of efficacy and safety data will be conducted after all planned subjects in Phase 2b component have completed at least 78 weeks (18 months) of treatment and an esophago-gastro-duodeno endoscopic assessment. The purpose of the IA is to allow potential seamless adaptive modifications of the study, including: (1) the selection of the optimal dose of belapectin for Phase 3, (2) the re-estimation
of the study sample size for Phase 3 portion of the trial, (3) the re-evaluation
of the randomization ratio for the Phase 3 portion of the trial, (4) the refinement of the inclusion and exclusion criteria for the Phase 3 portion of the trial, including the cirrhosis status, (5) and/or termination of the study for overwhelming efficacy or for futility.
The trial design also includes a blinded sample size
re-estimation
(“SSR”) during the Phase 2b, prior to the IA, to allow for potential sample size readjustment. The SSR will be conducted when 50% of the patients have completed 18 months of therapy. This will allow to confirm the underlying assumption regarding the rate of varices development, currently estimated from our prior Phase 2b trial
(NASH-CX).
The study design also minimizes invasive testing requirements, such as the measurement of HVPG or repeated liver biopsies, which we believe will facilitate enrollment and retention of patients. It also provides for a seamless transition of patients from the phase 2b component into the phase 3 stage, including the potential addition of new patients. The trial design preserves the surrogate end-point
concepts (development of new varices versus variceal hemorrhage) previously discussed with FDA.
We believe that these adaptations taken together are innovative and optimize conduct of the
NASH-RX
trial with a relevant primary outcome giving belapectin the best opportunity to show a positive therapeutic effect to address an unmet medical need. If the results of the
NASH-RX
trial are compelling, there could be the potential for accelerated FDA approval and/or partnership opportunity with a pharmaceutical company.
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
The focus and goal of the therapeutic program is to stop the progression of and/or reverse portal hypertension and thereby prevent the development of varices, potentially one of the most immediately life-threatening complication of cirrhosis. Based on the results of the
NASH-CX
trial and subject to confirmation in later stage clinical trials, we believe that this goal is achievable in a significant portion of the NASH cirrhosis patient population i.e. those NASH cirrhosis patients with clinical signs of portal hypertension.
We currently expect enrollment in the Phase 2(b) portion of the trial to be require
12-14
months and enrollment began in June 2020. This remains subject to potential site delays due to the impact of the global
COVID-19
pandemic.
Our CRO has identified more than 125 clinical trial sites in 11 countries interested in the trial.
Further details on the
NASH-RX
trial can be found on
www.clinicaltrials.gov
under study NCT04365868.
The Company also has commenced a Hepatic Impairment Study, which will run in parallel with the phase 2b/3 trial as part of the Phase 3 development program. The Hepatic Impairment Study will be conducted at up to four sites and will involve approximately 40 patients (divided amongst normal healthy volunteers, and patients with hepatic impairment categorized as Child-Turcotte-Pugh (CTP) classes A (mild), B (moderate), and C (severe)). Each subject will receive a single infusion of belapectin (4 mg/kg LBM) and their serum belapectin levels will be monitored for up to approximately two weeks to define the effects of various stages of cirrhosis on serum belapectin levels and safety. Based on the results from this hepatic impairment study, the Company may consider including patients with more advanced cirrhosis in the Phase 3 portion of its
NASH-RX
trial. Until dosing and safety profile is further informed in CTP Class B and/or Class C patients, the
NASH-RX
trial will enroll only CTP Class A patients. Further details on this hepatic impairment study can be found on
www.clinicaltrials.gov
study NCT04332432.

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
or
anti-PD-1,
or with the immune cell activator anti-OX40. These preclinical data led to the filing of two Investigator-sponsored INDs and the initiation of studies of belapectin in combination with Yervoy
®
(ipilimumab) and KEYTRUDA (pembrolizumab) in Phase 1B studies of patients with metastatic melanoma. The KEYTRUDA trial has also been expanded to include patients with non-small
cell lung cancer and head and neck squamous cell carcinoma. These studies are being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI).
Data on this combination immunotherapy program was initially presented on February 7, 2017 at the 9th GTCBio Immunotherapeutics & Immunomonitoring Conference in San Diego, CA by Dr. William L. Redmond, Providence Cancer Center. Preclinical results in mouse models of multiple types of cancers showed important anti-tumor activity and increased survival effects of combining belapectin with different types of immune modulators, providing a case for progressing studies into human patients with cancer. Seven patients were treated in the belapectin trial in combination with ipilimumab (Yervoy
®
), with no safety concerns in these low dose cohorts. Due to changes in the standard of care for metastatic melanoma (i.e., approval of anti-PD-1),
recruitment has been slowed significantly in this trial.
Promising results were reported in the Phase 1b trial combining belapectin with pembrolizumab (KEYTRUDA
®
). Cohort 1 was completed (n=6, 5 with melanoma, one with head and neck cancer) with one partial response and one mixed response in the melanoma patients. There was a rapid and marked tumor response after 3 doses of combined belapectin and pembrolizumab in the one partial response patient who had failed high-dose
IL-2
and oncolytic virus + ipilimumab. The study is ongoing and progression to further development will be based on response rate as compared to historical response rates to pembrolizumab alone. In September 2018 we announced additional preliminary clinical data from cohort 3 of this investigator-initiated trial. When aggregated with cohorts previously reported, the data shows a 50% objective response rate in advanced melanoma with belapectin in combination with KEYTRUDA, and a significant decrease in the frequency of suppressive myeloid-derived suppressor cells following treatment in the responding patients (on day 85 post-treatment). Fourteen advanced melanoma patients across three dose cohorts now have Objective Response Rate (ORR) and Disease Control Rate (DCR) data. Six patients completed in cohort 3 (8 mg/kg) have now been added to the three patients completed in cohort 2 (4 mg/kg) and five patients completed in cohort 1 (2 mg/kg). Cohorts 1 and 3 each had two patients with an objective response. All three patients in cohort 2 had an objective response. In addition to the fourteen advanced melanoma patients, six patients with head and neck cancer were enrolled in this trial with a 33% ORR and 67% DCR. These data, taken together with the observed favorable safety and tolerability of the combination, in the view of the principal investigator, provide compelling rationale to move forward. Given that all three melanoma patients were responders at the 4 mg/kg dose, the investigators plan to continue the trial with the expansion of the 4 mg/Kg cohort to include additional advanced melanoma patients and additional head and neck cancer patients. The expansion cohort will target to include 15 patients and is planned to have continued belapectin dosing as long as pembrolizumab is administered. Currently more than 40% of the patients in the expansion cohort have been enrolled and further information will be reported as it becomes available. Assuming these additional data are positive, the next logical step could be a Phase II trial.
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
This serendipitous finding, combined with
galectin-3
protein being markedly upregulated in the capillary epithelia (small blood vessels) of the psoriatic dermis (plaque lesions), led to a phase 2a trial in patients with moderate to severe plaque psoriasis. Belapectin inhibition of galectin-3
may attenuate capillary changes in the psoriatic dermis and inflammatory cell recruitment, perhaps explaining the improvements observed in the NASH fibrosis trial patient. In this open-label, unblinded trial (no placebo, all patients knowingly receive active drug), 5 patients with moderate to severe plaque psoriasis were administered belapectin every two weeks for 24 weeks. In May 2016, we reported positive results on the first four patients after 12 weeks of therapy. Based on these results, we modified the trial to include 24 weeks of therapy. In August 2016, we reported on four patients after 24 weeks of therapy and one patient after 12 weeks of therapy. The four patients who received 24 weeks of therapy experienced an average of 48% improvement in their plaque psoriasis. At this time, the average response in all five patients remains at 50% with one patient having an 82% improvement. However, there are existing drugs on the market in this disease that produce 75% and higher improvements in
60-90%
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

Results of Operations
Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
Research and Development Expense.

	Three Months Ended		Six Months Ended		2020 as Compared to 2019
	June 30,		June 30,		Three Months		Six Months
	2020	2019	2020	2019	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$4,681	$1,522	$6,825	$2,168	$3,159	208%	$4,657	215%
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
Our research and development expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Direct external expenses:
Clinical programs	$3,779	$944	$4,798	$930
Pre-clinical activities	121	17	363	101
All other research and development expenses	781	561	1,664	1,137

	$4,681	$1,522	$6,825	$2,168

Clinical programs expenses increased primarily due to costs related to our
NASH-RX
trial during the three and six month periods ended June 30, 2020 as compared to the same periods ended June 30, 2019. Other research and development expense increased primarily due to increased payroll related to the hiring of Dr. Pol Boudes as Chief Medical Officer in March 2020.
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

General and Administrative Expense.

					2020 as Compared to 2019
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months			Six Months
	2020	2019	2020	2019	$ Change		% Change	$ Change		% Change
	(In thousands, except %)
General and administrative	$1,421	$1,498	$2,861	$3,219		$(77)	(5)%		$(358)	(11)%
General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease in general and administrative expenses for the three-months ended June 30, 2020 as compared to the same period in 2019 is due to a decrease in non-cash
stock compensation expense of approximately $48,000. The primary reasons for the decrease in general and administrative expenses for the six-months
ended June 30, 2020 as compared to the same period in 2019 is due to a decrease in non-cash
stock compensation expense of approximately $101,000 and a decrease in legal expenses of $264,000 partially offset by an increase in insurance expense of $138,000.
Liquidity and Capital Resources
Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of June 30, 2020, we raised a net total of $197.4 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At June 30, 2020, the Company had $40.8 million of unrestricted cash and cash equivalents available to fund future operations. In December 2018, the Company announced the extension of its $10 million unsecured line of credit facility with stockholder and director, Richard E. Uihlein. The Company has not drawn under the line of credit. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through September 30, 2021. We will require more cash to fund our operations after September 30, 2021 and believe we will be able to obtain additional financing. The currently planned operations include costs related to a planned adaptively designed Phase 2b/3 clinical trial. The costs of the trial along with drug manufacturing and scientific support activities and general overhead during the first stage of the Phase 3 trial are currently estimated to be approximately $90 million. We will require additional funding in order to complete the trial. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.
Net cash used in operations increased by $1,361,000 to $6,975,000 for the six months ended June 30, 2020, as compared to $5,614,000 for the six months ended June 30, 2019. Cash operating expenses increased principally due to our
NASH-RX
clinical trial with belapectin.
Net cash provided by financing activities for the six months ended June 30, 2020, of $263,000 represents proceeds of $219,000 from the exercise of common stock options and $44,000 in net proceeds from issuance of common shares under our ATM. Net cash provided by financing activities for the six months ended June 30, 2019, of $49,404,000 represents proceeds from the issuance of common stock from the stockholder rights offering of $44,889,000, from the ATM of $1,865,000 and $2,650,000 from the exercise of common stock options and warrants.
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
promulgated under the Securities Exchange Act of 1934) and concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2020, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the
COVID-19
outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business and our anticipated rollout and/or continuation of our Phase 2b/3
NASH-RX
trial, including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or disruptions in non-clinical experiments due to unforeseen circumstances at contract research organizations and vendors along their supply chain;

•	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not accepting in office or home health visits;

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

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact review and approval timelines;

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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Not Applicable
Item 6. Exhibits

Exhibit Number	Description of Document	Note Reference
31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2020.

GALECTIN THERAPEUTICS INC.

By:	/s/ Harold H. Shlevin
Name:	Harold H. Shlevin, Ph.D.
Title:	Chief Executive Officer and President (principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)