Form 10-Q
period 2020-09-30
GALECTIN THERAPEUTICS INC
filed 2020-11-09
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from

to

Commission File
No
.

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
of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock as of November 5, 2020 was 57,077,055.

GALECTIN THERAPEUTICS INC.
INDEX TO FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

		PAGE
	PART I — FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	5
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months ended September 30, 2020 and 2019	6
	Notes to Unaudited Condensed Consolidated Financial Statements	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24
ITEM 4.	Controls and Procedures	24

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	25
ITEM 1A.	Risk Factors	25
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
ITEM 3.	Defaults Upon Senior Securities	25
ITEM 4.	Mine Safety Disclosures	25
ITEM 5.	Other Information	25
ITEM 6.	Exhibits	25
SIGNATURES		26

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2020	December 31, 2019
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,556	$47,480
Prepaid expenses and other current assets	1,327	729

Total current assets	33,883	48,209

Other assets	166	258

Total assets	$34,049	$48,467

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$691	$1,661
Accrued expenses and other	1,797	1,093
Accrued dividends pay a ble	—	66

Total current liabilities	2,488	2,820

Other liabilities	19	52

Total liabilities	2,507	2,872

Commitments and contingencies (Note 10)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at September 30, 2020 and December 31, 2019, redemption value: $8,520,000, liquidation value: $1,760,000 at September 30, 2020	1,723	1,723
Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at September 30, 2020 and December 31, 2019, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,302,500 and 1,327,500 issued and outstanding at September 30, 2020 and December 31, 2019, respectively, liquidation value $1,302,500 at September 30, 2020	527	537
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2020 and December 31, 2019, 57,077,055 and 56,894,642 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	56	56
Additional paid-in capital	261,316	259,673
Retained deficit	(232,080)	(216,394)

Total stockholders’ equity	29,819	43,872

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$34,049	$48,467

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)		(in thousands, except per share data)
Operating expenses:
Research and development	$4,780	$1,503	$11,605	$3,671
General and administrative	1,146	1,360	4,007	4,579

Total operating expenses	5,926	2,863	15,612	8,250

Total operating loss	(5,926)	(2,863)	(15,612)	(8,250)

Other income (expense):
Interest income	5	101	64	158
Interest expense	(22)	(22)	(65)	(65)

Total other income (expense)	(17)	79	(1)	93

Net loss	$(5,943)	$(2,784)	$(15,613)	$(8,157)

Preferred stock dividends	(12)	(35)	(72)	(198)
Warrant modification (Note 9)	—	—	—	(6,622)

Net loss applicable to common stockholders	$(5,955)	$(2,819)	$(15,685)	$(14,977)

Net loss per common share — basic and diluted	$(0.10)	$(0.05)	$(0.28)	$(0.27)
Weighted average common shares outstanding — basic and diluted	57,047	56,631	57,013	55,494
See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,613)	$(8,157)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation expense	1,232	1,269
Amortization of right to use lease asset	27	26
Non-cash interest expense	64	65
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(598)	239
Accounts payable and accrued expenses	(299)	(531)

Net cash from operating activities	(15,187)	(7,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	263	49,567
Payment of preferred stock dividends	—	(394)

Net cash flows from financing activities	263	49,173

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,924)	42,084
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,480	8,253

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,556	$50,337

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$137	$102
See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2018	176	$1,723

Balance at September 30, 2019	176	$1,723

Balance at December 31, 2019	176	$1,723

Balance at September 30, 2020	176	$1,723

GALECTIN THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Three Months Ended September 30, 2020 and 2019
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Series B-1 12% Convertible Preferred Stock		Series B-2 12% Convertible Preferred Stock		Series B-3 8% Convertible Preferred Stock			Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2019	1,327,500	$537	—	$—	—	$—	—		$—	56,591,278	$56	$257,678	$(208,373)	$49,898
Series A 12 % convertible preferred stock dividend										13,275		49	(9)	40
Series C super dividend redeemable convertible preferred stock dividend										14,280		53	(25)	28
Issuance of common stock										40,026		163		163
Stock-based compensation expense												414		414
Net loss													(2,784)	(2,784)

Balance at September 30, 2019	1,327,500	$537	—	$—	—	$—	—		$—	56,658,859	$56	$258,357	$(211,191)	$47,759

Balance at June 30, 2020	1,327,500	$537	—	$—	—	$—	—	$		57,043,661	$56	$260,820	$(226,124)	$35,289
Series A 12 % convertible preferred stock dividend										13,025		35	4	39
Series C super dividend redeemable convertible preferred stock dividend										15,816		42	(16)	26
Issuance of common stock
Issuance of common stock for conversion of Series A 12% Convertible Preferred Stock	(25,000)	(10)								4,553		11	(1)
Stock-based compensation expense												408		408
Net loss													(5,943)	(5,943)

Balance at September 30, 2020	1,302,500	$527	—	$—	—	$—	—		$—	57,077,055	$56	$261,316	$(232,080)	$29,819

GALECTIN THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Nine Months Ended September 30, 2020 and 2019
(amounts in thousands except share data)

	Series A 12% Convertible Preferred St o ck		Series B-1 12% Convertible Preferred Stock		Series B-2 12% Convertible Preferred Stock		Series B-3 8% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2018	1,327,500	$537	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	41,190,905	$41	$194,130	$(196,215)	$5,175
Series A 12 % convertible preferred stock dividend									13,275		49	(89)	(40)
Series B-1 12% convertible preferred stock dividend												(6)	(6)
Series B-2 12% convertible preferred stock dividend												(15)	(15)
Series B-3 8% convertible preferred stock dividend												(9)	(9)
Series C super dividend redeemable convertible preferred stock dividend									14,280		53	(78)	(25)
Issuance of common stock									10,923,420	10	46,907		46,917
Conversion of Series B Convertible Preferred to common			(900,000)	(1,761)	(2,100,000)	(3,697)	(2,508,000)	(1,224)	3,789,346	4	6,678
Issuance of common stock for exercise of warrants and options									727,633	1	2,649		2,650
Warrant modification (Note 9)											6,622	(6,622)
Stock-based compensation expense											1,269		1,269
Net loss												(8,157)	(8,157)

Balance at September 30, 2019	1,327,500	$537	—	$—	—	$—	—	$—	56,658,859	$56	$258,357	$(211,191)	$47,759

Balance at December 31, 2019	1,327,500	$537							56,894,642	$56	$259,673	$(216,394)	$43,872
Series A 12 % convertible preferred stock dividend									26,300		61	(22)	39
Series C super dividend redeemable convertible preferred stock dividend									33,416		76	(50)	26
Issuance of common stock									14,452		44		44
Issuance of common stock for conversion of Series A 12% Convertible Preferred Stock	(25,000)	(10)							4,553		11	(1)
Issuance of common stock for exercise of warrants and options									84,624		219		219
Stock-based compensation expense									19,068		1,232		1,232
Net loss												(15,613)	(15,613)

Balance at September 30, 2020	1,302,500	$527	—	$—	—	$—	—	$—	57,077,055	$56	$261,316	$(232,080)	$29,819

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
The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form
10-Q
reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 2020 and the results of its operations for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2019 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form
10-K
for the year ended December 31, 2019.
The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2020, the Company had $32,556,000 of unrestricted cash and cash equivalents available to fund future operations.

The Company believes there is sufficient cash, including availability of the $10 million line of credit (see Note 3), to fund currently planned operations at least through December 31, 2021. We will require more cash to fund our operations after December 31, 2021 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed
NASH-RX
Phase 2b/3 clinical trial. Currently, we expect to require an additional approximately $40 million to cover costs of the trial to reach the planned interim analysis estimated to occur in the second quarter of 2023 along with drug manufacturing and other scientific support activities and general and administrative costs. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before December 31, 2021, we may be required to cease operations. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.
The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name
“Pro-Pharmaceuticals,
Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.
2. Accrued Expenses and Other
Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Legal and accounting fees	$117	$81
Acc r ued clinical tr ial costs	1,050	—
Accrued compensation	585	973
Lease liability	43	39
Accrued research and development costs and other	2	—

Total	$1,797	$1,093

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
The fair value of the 500,000 warrants vested at closing in December 2017 was $696,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 98%, risk free interest rate of 2.05% and zero dividends. The fair value of the vested warrants was recorded in other current assets and other assets
(non-current)
as a deferred financing cost and were to be amortized on a straight-line basis from December 19, 2017 through December 31, 2019. The remaining unamortized balance of the deferred financing cost on January 11, 2019 was adjusted to be recorded as expense on a straight-line basis through December 31, 2022. Amortization for the nine months ended September 30, 2020 and 2019 of $65,000 and $65,000, respectively, was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through December 31, 2022 reflecting the second extension.
4. Stock-Based Compensation
Following is the stock-based compensation expense related to common stock options, common stock, restricted common stock and common stock warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$138	$74	$378	$244
General and administrative	270	340	854	1,025

Total stock-based compensation expense	$408	$414	$1,232	$1,269

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan
grants to Company executives, from December 31, 2019 through September 30, 2020:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2019	3,000,256	$4.88
Granted	1,095,000	2.51
Exercised	(84,624)	2.61
Options forfeited/cancelled	(23,057)	1.80

Outstanding, September 30, 2020	3,987,575	$4.29

As of September 30, 2020, there was $
1,463,000
of unrecognized compensation related to
1,095,000
unvested options, which is expected to be recognized over a weighted–average period of approximately
2.39
years. The weighted-average grant date fair value for options granted during the nine months ended September 30, 2020 was $
1.92
. The Company granted
1,095,000
stock options during the nine months ended September 30, 2020.
The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	1.26%	2.68%
Expected life of the options	6 years	6 years
Expected volatility of the underlying stock	98%	104%
Expected dividend rate	0%	0%
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
In August 2020, in connection with our appointment of Joel Lewis as Chief Executive Officer, we entered into an employment agreement, (the “Employment Agreement”) and a deferred stock unit agreement (the “DSU Agreement”) with Mr. Lewis. The Employment Agreement has an initial term of two years and automatically renews for additional one-year
terms thereafter, unless either Mr. Lewis or the Company elects not to renew. Mr. Lewis will be paid an annual base salary of $500,000. Under the terms of the Employment Agreement, 20% of his base salary will be paid in cash, and 80% will be paid in the form of deferred-stock-units (“DSUs”) in accordance with the terms and subject to the provisions set forth in the DSU Agreement.
Compensation earned to be paid in DSU’s is accrued as a liability in the financial statements. This liability will be settled by issuance of common stock in an accordance with the DSU Agreement.
In addition, Mr. Lewis is entitled to participate in our performance bonus plan with a potential of up to 50% of his annual base salary, which will also be paid 20% in cash and 80% in DSUs. Further, Mr. Lewis received on the date of the agreement an initial grant of options to purchase 250,000 shares of our common stock, which options shall vest one-twelfth
on a quarterly basis for twelve consecutive quarters, such that the options shall be fully vested twelve quarters following the date of grant.
5. Common Stock Warrants
The following table summarizes the common stock warrant activity from December 31, 2019 through September 30, 2020:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2019	12,538,204	$4.22
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—

Outstanding, September 30, 2020	12,538,204	$4.22

The weighted average expiration of the warrants outstanding as of September 30, 2020 is 3.7 years.
6. Fair Value of Financial Instruments
The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 or level 3 assets or liabilities at September 30, 2020 or December 31, 2019.

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

	September 30, 2020 (shares)	September 30, 2019 (shares)
Warrants to purchase shares of common stock	12,538,204	12,540,679
Options to purchase shares of common stock	3,987,575	3,062,338
Shares of common stock issuable upon conversion of preferred stock	510,424	514,602

	17,036,203	16,117,619

8. Common Stock
2020 At Market Issuance of Common Stock
On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. In June, 2020, the Company issued 14,452 shares of its common stock under the 2020 At Market Agreement for net proceeds of approximately $44,000.
2017 At Market Issuance of Common Stock
On May 19, 2017, the Company entered into an At Market Issuance Sales Agreement (the “2017 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2017 At Market Agreement. During the nine months ended September 30, 2019, the Company issued 395,233 shares of its common stock under the 2017 At Market Agreement for net proceeds of approximately $1,865,000. There were no issuances of common stock under the 2017 At Market Agreement in 2020, and the 2017 At Market Agreement was terminated in May 2020.
For the nine months ended September 30, 2020, the Company has issued a total of 59,716 shares of common stock for dividends on Series A and Series C Preferred Stock.
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
charge of $
6,622,000
related to the extension of the
3,579,642
warrants. The following assumptions were used to value the extension of the warrants immediately before and immediately after the modification: a) immediately before the modification — an expected life range of
0.09
to
1.33
years, volatility of
98
%, risk free interest rate range of
2.4
% to
2.59
% and
zero
dividends and; b) immediately following the modification — an expected life range of
5.09
to
6.33
years, volatility range of
106
%, risk free interest rate range of
2.56
% to
2.6
% and zero dividends.
10. Commitments and Contingencies
Other Legal Proceedings
The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. There are no significant pending legal proceedings.
11. Leases
The Company has one operating lease for its office space which was amended effective January 1, 2019 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first two months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata
share of the operating expenses for the building. Our lease cost for the nine-month periods ended September 30, 2020 and 2019 was $33,000 for each period and is included in general and administrative expenses. As of September 30, 2020, the right to use lease asset consisted of $57,000 and is included in other assets. Also, at September 30, 2020, current lease liability of $43,000 is included in accrued expenses and other and noncurrent lease liability of $19,000 is in other liabilities.
Maturity of operating lease as of September 30, 2020 in thousands:

2020	$12
2021	48
2022	8

Total	68
Less imputed interest	6

Present value of lease liability	$62

The discount rate used in calculating the present value of the lease payments was 11.04%
12. Galectin Sciences LLC
In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned
by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3
for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process
research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Since then, the Company has contributed a total of $2,344,000, including $394,000 for the nine months ended September 30, 2020, for expenses of the LLC. Since the end of 2014, SBH has contributed $158,000 for expenses in the LLC. As of September 30, 2020, the Company’s ownership percentage in the LLC was 83.1%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling
interest is also deemed to be immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through at least December 31, 2021; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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
A study protocol was filed with FDA on April 30, 2020 for a seamless adaptively-designed Phase 2b/3 clinical study, the
NASH-RX
trial, evaluating the safety and efficacy of its
galectin-3
inhibitor, belapectin
(GR-MD-02),
for the prevention of esophageal varices in patients with
non-alcoholic
steatohepatitis (NASH) cirrhosis (Further details are available at
www.clinicaltrials.gov
under study NCT04365868); this study began enrolling patients in
Q2-2020.
Recently the Company received a letter from FDA providing comments, asking questions and providing guidance on various aspects of the ongoing NASH-RX trial.
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

NASH – RX
Based on FDA feedback, the
NASH-RX
trial is an adaptive Phase 2b/3 trial for the prevention of varices in NASH patients with well compensated cirrhosis. An interim efficacy analysis will be incorporated to confirm previous Phase 2 data, confirm an optimal dose and reaffirm efficacy, and the end of study endpoints will include development of varices and a composite clinical endpoint including progression to varices requiring treatment (large varices or varices with a red wale). See
www.clinicaltrials.gov
NCT04365868. Patient enrollment commenced in June 2020.

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
Results of Operations
Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019
Research and Development Expense.

	Three Months Ended		Nine Months Ended		2020 as Compared to 2019
	September 30,		September 30,		Three Months		Nine Months
	2020	2019	2020	2019	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$4,780	$1,503	$11,605	$3,671	$3,277	218%	$7,934	216%
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
Our research and development expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Direct external expenses:
Clinical programs	$3,768	$718	$8,566	$1,648
Pre-clinical activities	64	232	427	333
All other research and development expenses	948	553	2,612	1,690

	$4,780	$1,503	$11,605	$3,671

Clinical programs expenses increased primarily due to costs related to our
NASH-RX
trial during the three and nine month periods ended September 30, 2020 as compared to the same periods ended September 30, 2019. Other research and development expense increased primarily due to increased payroll and non-cash
stock compensation expense related to the hiring of Dr. Pol Boudes as Chief Medical Officer in March 2020.
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

General and Administrative Expense.

					2020 as Compared to 2019
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months		Nine Months
	2020	2019	2020	2019	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,146	$1,360	$4,007	$4,579	$(214)	(16)%	$(572)	(12)%
General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease in general and administrative expenses for the three-months ended September 30, 2020 as compared to the same period in 2019 is due to a decrease in non-cash
stock compensation expense of approximately $70,000 and a decrease of approximately $67,000 in investor relations, business development and travel expenses due to less travel in 2020 due to the
COVID-19
pandemic. The primary reasons for the decrease in general and administrative expenses for the nine-months ended September 30, 2020 as compared to the same period in 2019 is due to a decrease in non-cash
stock compensation expense of approximately $171,000, a decrease in investor relations, business development and travel expenses of approximately $146,000 due to less travel in 2020 due to the
COVID-19
pandemic, and a decrease in legal expenses of $281,000 partially offset by an increase in insurance expense of $211,000.
Liquidity and Capital Resources
Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of September 30, 2020, we raised a net total of $197.4 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At September 30, 2020, the Company had $32.6 million of unrestricted cash and cash equivalents available to fund future operations. In December 2018, the Company announced the extension of its $10 million unsecured line of credit facility with stockholder and director, Richard E. Uihlein. The Company has not drawn under the line of credit. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through December 31, 2021. We will require more cash to fund our operations after December 31, 2021 and believe we will be able to obtain additional financing. The currently planned operations include costs related to a planned adaptively designed Phase 2b/3 clinical trial. Currently, we expect to require an additional approximately $40 million to cover costs of the trial to reach the planned interim analysis estimated to occur in the second quarter of 2023 along with drug manufacturing and other scientific support activities and general and administrative costs. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.
Net cash used in operations increased by $8,098,000 to $15,187,000 for the nine months ended September 30, 2020, as compared to $7,089,000 for the nine months ended September 30, 2019. Cash operating expenses increased principally due to our
NASH-RX
clinical trial with belapectin.
Net cash provided by financing activities for the nine months ended September 30, 2020, of $263,000 represents proceeds of $219,000 from the exercise of common stock options and $44,000 in net proceeds from issuance of common shares under our ATM. Net cash provided by financing activities for the nine months ended September 30, 2019, of $49,173,000 represents proceeds from the issuance of common stock from the stockholder rights offering of $44,889,000, from the ATM of $2,028,000 and $2,650,000 from the exercise of common stock options and warrants offset partially by $394,000 paid in dividends on convertible preferred stock.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule
13a-15(e)
promulgated under the Securities Exchange Act of 1934) and concluded that, as of September 30, 2020, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2020, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
The information set forth in this report should be read in conjunction with the risk factors set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form
10-K
for the year ended December 31, 2019, and our risk factors set forth in the Quarterly Reports on Form
10-Q
for the periods ending March 31, 2020 and June 30, 2020, which could materially impact our business, financial condition or future results.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2020.

GALECTIN THERAPEUTICS INC.

By:	/s/ Joel Lewis
Name:	Joel Lewis
Title:	Chief Executive Officer and President (principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)