Form 10-K
period 2020-12-31
GALECTIN THERAPEUTICS INC
filed 2021-03-31
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

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
(678)
620-3186
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	GALT	The NASDAQ Stock Market
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
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2020 was $126 million.
The number of shares outstanding of the registrant’s common stock as of February 28, 2021 was 57,156,030.

INDEX TO FORM
10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

PART I
Item 1.
Business
Overview
We are a clinical stage biopharmaceutical company engaged in drug research and development to create new therapies for fibrotic disease, cancer and selected other diseases. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant products as starting material in manufacturing processes to create proprietary, patented complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that largely bind and inhibit galectin proteins, particularly galectin-3,
we are undertaking the focused pursuit of therapies for indications where galectin proteins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences and those where current treatment options are limited specifically in NASH
(non-alcoholic
steatohepatitis) with cirrhosis and certain cancer indications. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when one of our programs becomes advanced and requires significant additional resources.
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
galectin-3
“knocked-out”
can no longer develop fibrosis in response to experimental stimuli compared to animals with an intact galectin-3
gene. We are using our
galectin-3
inhibitor to treat advanced liver fibrosis and liver cirrhosis in NASH patients. We have completed two Phase 1 clinical studies, a Phase 2 clinical study in NASH patients with advanced fibrosis
(NASH-FX)
and a second Phase 2b clinical trial in NASH patients with well compensated cirrhosis
(NASH-CX)
meaning the liver is scarred but still able to perform most of its basic functions.
We are now engaged in a Phase 2b/3 clinical trial. Our study protocol was filed with the FDA on April 30, 2020 for a seamless adaptively-designed Phase 2b/3 clinical study, the NAVIGATE trial (formerly called
NASH-RX),
evaluating the safety and efficacy of its
galectin-3
inhibitor, belapectin
(GR-MD-02),
for the prevention of esophageal varices in patients with
non-alcoholic
steatohepatitis (NASH) cirrhosis (Further details are available at
www.clinicaltrials.gov
under study NCT04365868); this study began enrolling patients in
Q2-2020.
Recently the Company received a letter from the FDA providing comments, asking questions and providing guidance on various aspects of the ongoing NAVIGATE trial.
Additionally, a study protocol entitled “A Single-dose, Open-label, Pharmacokinetic Study of
Belapectin
(GR-MD-02)
in Subjects With Normal Hepatic Function and Subjects With Varying Degrees of Hepatic Impairment” has been filed with the FDA to examine the effects of the drug in subjects with normal hepatic function and subjects with varying degrees of hepatic impairment (study details are listed under study NCT04332432 on
www.clinicaltrials.gov
); this study is enrolling patients.
We endeavor to leverage our scientific and product development expertise as well as established relationships with outside sources to achieve cost-effective and efficient drug development. These outside sources, amongst others, provide us with expertise in preclinical models, pharmaceutical development, toxicology, clinical trial operations, pharmaceutical manufacturing, sophisticated physical and chemical characterization, and commercial development. We also have established through our majority-owned joint venture subsidiary, Galectin Sciences LLC, a discovery program aimed at the targeted development of small molecules (generally, non-carbohydrate)
that bind galectin proteins and may afford options for alternative means of drug delivery (e.g., oral) and as a result expand the potential uses of our galectin-3
inhibitor compounds. Three series of composition of matter patents covering discoveries at Galectin Sciences have been filed.
We are also pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immuno-oncology for cancer therapy in collaboration with Providence Portland Cancer Center. However, our clinical development efforts are primarily focused on liver fibrosis and NASH. All of our proposed products are presently in development, including pre-clinical
and clinical trials.
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

NASH NAVIGATE
Based on FDA feedback, the NAVIGATE trial is an adaptive Phase 2b/3 trial for the prevention of esophageal varices in NASH patients with compensated cirrhosis. A Phase 2b interim efficacy analysis will be incorporated to confirm previous Phase 2 data, select an optimal dose and reaffirm the risk/benefit of belapectin. The Phase 3 end of study analysis will evaluate the development of esophageal varices as the primary outcome of efficacy and a composite clinical endpoint including progression to varices requiring treatment as a key secondary outcome of efficacy. See www.clinicaltrials.gov NCT04365868. The first patient was randomized in the third quarter of 2020.
A hepatic impairment is being conducted in subjects with normal hepatic function and subjects with varying degrees of hepatic impairment (CF: www.clinicaltrials.gov NCT04332432) and began enrolling patients in the second quarter of 2020.

Lung Fibrosis	belapectin	In pre-clinical development

Kidney Fibrosis	belapectin	In pre-clinical development

Indication	Drug	Status

Cardiac and Vascular Fibrosis	belapectin and GM-CT-01	In pre-clinical development

Cancer Immunotherapy

Melanoma, Head, Neck Squamous Cell Carcinoma (HNSCC)	belapectin	Investigator IND study in process. A Phase 1B study began in
Q-1
2016. Early data was reported in February 2017 and additional data were reported in September 2018. The trial is ongoing to expand the dataset of melanoma and HNSCC patients and determine if a Phase 2 trial is warranted.

Psoriasis

Moderate to Severe Plaque Psoriasis Severe Atopic Dermatitis	belapectin	IND submitted March 2015. A Phase 2a trial in moderate to severe plaque psoriasis patients began in January 2016. Interim data on the first four patients were positive and were reported in May 2016. Further positive data was reported in September 2016. Investigator initiated IND submitted for treatment of three patients with severe atopic dermatitis, with positive preliminary data presented in February 2017. Further studies are dependent on finding a suitable strategic partner which is unlikely.
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
Additionally, an open label drug-drug interaction study was completed in healthy volunteers during the second quarter of 2015 with belapectin and it showed that with 8 mg/kg LBM dose of belapectin and 2 mg/kg LBM dose of midazolam there was no drug-drug interaction and no serious adverse events or drug-related adverse events were observed. The secondary objective was to assess the safety and tolerability of belapectin when administered concomitantly with midazolam.
Our Phase 2 program in fibrotic disease consisted of two separate human clinical trials. The primary clinical trial was the Phase 2b
NASH-CX
study for one year for patients with NASH with compensated cirrhosis, which began enrolling in June 2015. This study was the primary focus of our program and was a randomized, placebo-controlled, double-blind, parallel-group Phase 2b trial to evaluate the safety and efficacy of belapectin for treatment of liver fibrosis and resultant portal hypertension in NASH patients with compensated cirrhosis. A smaller, exploratory
NASH-FX
trial was conducted to explore potential use of various
non-invasive
imaging techniques in NASH patients with advanced fibrosis but not cirrhosis.
NASH-FX
Trial:
The
NASH-FX
trial was a Phase 2a pilot trial for patients with NASH and advanced fibrosis that explored use of three non-invasive
imaging technologies. It was a short, single site, four-month trial in 30 NASH patients with advanced fibrosis (F3), but not cirrhosis (F4), randomized 1:1 to either
9 bi-weekly
doses of 8 mg/kg LBM of belapectin or placebo. The trial did not meet its primary biomarker endpoint as measured using multi-parametric magnetic resonance imaging (LiverMultiScan
(R)
, Perspectum Diagnostics). The trial also did not meet secondary endpoints that measure liver stiffness as a surrogate for fibrosis using, magnetic resonance-elastography and FibroScan
®
score. We, and many experts in the field, now believe that a four-month treatment period was not sufficient to show efficacy results in established advanced liver fibrosis. This small study was also not adequately powered for the secondary endpoints. In the trial, belapectin was found to be safe and well tolerated with no serious adverse events and evidence of a pharmacodynamic effect. These results provided support for further development in NASH.
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
Over the
54-week
treatment period, in patients without varices there were statistically significantly fewer new varices that developed in the belapectin treatment groups (0% and 4% in the 2 mg/kg LBM and the 8 mg/kg LBM, respectively) vs placebo (18%). As esophageal varices can lead to hemorrhagic complication, which can be fatal, we believe the prevention of esophageal varices may represent a clinically relevant measure of clinical efficacy in patients with NASH cirrhosis.
The major conclusions from the
NASH-CX
trial results were that: i) belapectin had a statistically significant and clinically meaningful effect in improving HVPG vs placebo in patients with NASH cirrhosis who did not have esophageal varices at baseline. This effect was seen regardless of the patient’s baseline portal hypertension. ii) There was an important drug effect of belapectin in the total patient population on liver biopsy with a statistically significant improvement in hepatocyte ballooning (ie cell death), (iii) There was a statistically significant reduction (p=0.02) in the development of new esophageal varices in drug-treated patients compared to placebo. We believe that this is a clinically relevant endpoint related to patient outcomes, (iv) While there was a drug effect in both the 2 mg/kg LBM and 8 mg/kg LBM groups on the development of varices and liver biopsy there was a consistently greater and statistically significant effect of the 2 mg/kg LBM dose of belapectin, (v) belapectin appears to be safe and well tolerated in this one year clinical trial, a feature that is of prime importance for a cirrhotic population and (vi) We believe this is the first large, randomized clinical trial to demonstrate a clinically meaningful improvement in portal hypertension or liver biopsy in patients with compensated NASH cirrhosis who have not yet developed esophageal varices.
Further information and details on the
NASH-CX
results summarized above is available in public presentations posted to our website and filed with the SEC and in a peer reviewed publication in
Gastroenterology
(Gastroenterology 2020;158:1334–1345).
NASH NAVIGATE Trial:
Building on the experience of the
NASH-CX
trial, the NAVIGATE Trial is a seamless adaptively-designed Phase 2b/3 clinical study evaluating the safety and efficacy of our galectin-3
inhibitor, belapectin
(GR-MD-02),
for the prevention of esophageal varices in patient with
non-alcoholic
steatohepatitis (NASH) cirrhosis. The major features of this innovative Phase 2b/3 study design are: i) In patients with NASH cirrhosis and clinical signs of portal hypertension but without esophageal varices at baseline, this trial will assess the effect of belapectin on the incidence of new varices (the primary endpoint) – as well as assessing effect on the incidence of long-term, clinically significant cirrhosis-related outcomes (a key secondary efficacy endpoint), (ii) The study targets NASH patients with a clearly identified unmet medical need: patients with compensated cirrhosis who are at risk of developing esophageal varices, a potentially life-threatening complication of cirrhosis (bleeding varices are a cause of death in about one-third
of cirrhotic patients). There is no approved treatment for preventing varices in these patients. In addition, the development of esophageal varices reflects the progression of hepatic cirrhosis and thus portends the development of other cirrhosis complications such as ascites, hepatic encephalopathy, and liver failure, and (iii) During the first 18 months, two belapectin dose levels (2 mg/kg LBM and 4 mg/kg LBM) will be compared to placebo (phase 2b). Then, at the interim analysis (IA), one belapectin dose will be selected based on efficacy and safety, for continued evaluation (Phase 3). The belapectin dose selected for the phase 2b/3 are based on the analysis of the
NASH-CX
trial, including a dose response pharmacokinetic analysis of the hepatic venous gradient pressure (HVPG, a reflection of portal hypertension). Prior belapectin clinical studies have also indicated the good tolerance and safety profile of belapectin with doses of up to 8 mg/kg LBM for 52 weeks (Phase 2b Study
NASH-CX),
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
(“SSR”) during the Phase 2b, prior to the IA, to allow for potential sample size readjustment. The SSR will be conducted when 50% of the patients have completed 18 months of therapy. This will allow us to confirm the underlying assumption regarding the rate of varices development, currently estimated from our prior Phase 2b trial
(NASH-CX).
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
We believe that these adaptations taken together are innovative and optimize conduct of the NAVIGATE trial with a clinically relevant primary outcome giving belapectin the best opportunity to show a positive therapeutic effect to address an unmet medical need. If the IA results of the NAVIGATE trial are compelling, there could be the potential for accelerated FDA approval and/or partnership opportunity with a pharmaceutical company.
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
The
COVID-19
pandemic has delayed and may continue to delay our recruitment of sites and enrollment of patients for our Phase 2b/3 NAVIGATE trial despite a recent uptick in screening activities. Many cities in the United States and Europe have experienced shut-downs, and while some cities have begun to loosen restrictions, they are at risk of experiencing new shut-downs and restrictions. In some countries, shutdown orders have also affected the regulatory process to authorize study starts. Governments and medical facilities are focusing their resources for battling the
COVID-19
pandemic. For several reasons, the pandemic makes enrolling patients for the NAVIGATE trial more challenging, including because patients eligible for the NAVIDGATE trial have liver cirrhosis and, as such, are at a greater health risk of complications from
COVID-19
until vaccinations are more readily available and completed. We believe that as more people get vaccinated for
COVID-19,
site recruitment and patient enrollment will accelerate.    At this time, we estimate that enrollment completion will occur by the end of 2022.
We have identified more than 130 clinical trial sites in 11 countries for the NAVIGATE trial.
Further details on the NAVIGATE trial can be found on
www.clinicaltrials.gov
under study NCT04365868.
The Company also has commenced a Hepatic Impairment Study, which will run in parallel with the phase 2b/3 trial as part of the development program. The Hepatic Impairment Study is being conducted at three sites and will involve approximately 40 patients (divided amongst normal healthy volunteers, and patients with hepatic impairment categorized as Child-Turcotte-Pugh (CTP) classes A (mild), B (moderate), and C (severe)). Each subject will receive a single infusion of belapectin (4 mg/kg LBM) and their serum belapectin levels will be monitored for up to approximately two weeks to define the effects of various stages of cirrhosis on serum belapectin levels. The tolerance and safety of belapectin will be evaluated. Based on the results from this hepatic impairment study, the Company may consider including patients with more advanced cirrhosis in the Phase 3 portion of its NAVIGATE trial. Until dosing and safety profile is further informed in CTP Class B and/or Class C patients, the NAVIGATE trial will enroll only CTP Class A patients. Further details on this hepatic impairment study can be found on
www.clinicaltrials.gov
study NCT04332432.
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
and oncolytic virus + ipilimumab. The study is ongoing and progression to further development will be based on response rate as compared to historical response rates to pembrolizumab alone. In September 2018 we announced additional preliminary clinical data from cohort 3 of this investigator-initiated trial. When aggregated with cohorts previously reported, the data shows a 50% objective response rate in advanced melanoma with belapectin in combination with KEYTRUDA, and a significant decrease in the frequency of suppressive myeloid-derived suppressor cells following treatment in the responding patients (on day 85 post-treatment). Fourteen advanced melanoma patients across three dose cohorts now have Objective Response Rate (ORR) and Disease Control Rate (DCR) data. Six patients completed in cohort 3 (8 mg/kg LBM) have now been added to the three patients completed in cohort 2 (4 mg/kg LBM) and five patients completed in cohort 1 (2 mg/kg LBM). Cohorts 1 and 3 each had two patients with an objective response. All three patients in cohort 2 had an objective response. In addition to the fourteen advanced melanoma patients, six patients with head and neck cancer were enrolled in this trial with a 33% ORR and 67% DCR. These data, taken together with the observed favorable safety and tolerability of the combination, in the view of the principal investigator, provide compelling rationale to move forward. Given that all three melanoma patients were responders at the 4 mg/kg dose, the investigators plan to continue the trial with the expansion of the 4 mg/Kg cohort to include additional advanced melanoma patients and additional head and neck cancer patients. The expansion cohort includes 14 patients and is planned to have continued belapectin dosing to match the recommended duration of pembrolizumab administration. The expansion cohort has been enrolled and further information will be reported as it becomes available. Discussions are ongoing about the planning and feasibility of a multicenter Phase 2 study, assuming the additional expansion cohort data are positive.
Severe skin diseases.
During our Phase 1 NASH fibrosis trial with belapectin, a clinical effect on plaque psoriasis was observed in a NASH patient who also suffered from psoriasis. This patient had marked improvement in her psoriasis, with improvement beginning after the third infusion. She reported that her psoriasis was “completely gone” and her skin was “normal” after the fourth infusion. Her skin remained normal for 17 months after the final infusion of study drug. The patient is convinced that the improvement in her psoriasis is related to the study drug.
This serendipitous finding, combined with
galectin-3
protein being markedly upregulated in the capillary epithelia (small blood vessels) of the psoriatic dermis (plaque lesions), led to a phase 2a trial in patients with moderate to severe plaque psoriasis. belapectin inhibition of galectin-3
may attenuate capillary changes in the psoriatic dermis and inflammatory recruitment, perhaps explaining the improvements observed in the NASH fibrosis trial patient. In this open-label, unblinded trial (no placebo, all patients knowingly receive active drug), 5 patients with moderate to severe plaque psoriasis were administered belapectin every two weeks for 24 weeks. In May 2016, we reported positive results on the first four patients after 12 weeks of therapy. Based on these results, we modified the trial to include 24 weeks of therapy. In August 2016, we reported on four patients after 24 weeks of therapy and one patient after 12 weeks of therapy. The four patients who received 24 weeks of therapy experienced an average of 48% improvement in their plaque psoriasis. At the end of that study, the average response in all five patients was at 50% with one patient having an 82% improvement. However, there are existing drugs on the market in this disease that produce 75% and higher improvements in
60-90%
of patients. While we are encouraged that this study has demonstrated clinically meaningful results in a human disease with belapectin, the next steps would entail a controlled, does-ranging clinical trial, which we do not expect to conduct absent a strategic partnership which is unlikely.
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
We have evaluated the ability of belapectin to block
galectin-3
in animal models of liver fibrosis, the conclusions of which yielded positive results. Our pre-clinical
data show that belapectin may have a therapeutic effect on liver fibrosis as shown in several relevant animal models. Therefore, we chose belapectin as the lead candidate in a development program targeted initially at fibrotic liver disease associated with NASH.
We evaluated belapectin in
pre-clinical
toxicology and pharmacology studies during 2013, and filed an IND with the FDA in January 2013, for initiating human studies in patients with NASH. In February 2013, we entered into an agreement with CTI Clinical Trial Services to assist with the design, development and conduct of one or more clinical research studies, specifically for services with respect to our Phase 1 clinical trials to evaluate safety of belapectin in patients with NASH. The FDA notified us in March 2013 that we may proceed with a Phase 1 clinical trial for patients with NASH, and we began enrolling patients in the Phase 1 clinical trial in the third quarter of 2013. In August 2013, belapectin was granted Fast Track designation by the FDA for NASH with hepatic fibrosis, commonly known as fatty liver disease with advanced fibrosis. In January 2014, we completed the enrollment of the first cohort of patients in the Phase 1 trial with no serious adverse events being reported. We reported initial safety and tolerability results from the first cohort of patients on June 30, 2014. The second cohort of this Phase 1 trial began, and enrollment was completed in April 2014. In July 2014, we reported the results from the second cohort of patients. Enrollment of the third cohort of Phase 1 began in July 2014, with interim results presented in November 2014 with the final report on cohort 3 presented in January 2015. The results of the Phase 1 study demonstrate that (i) belapectin was safe and well tolerated by patients with advanced NASH liver fibrosis after IV administration of four doses of 2 mg/kg, 4 mg/kg and 8mg/kg lean body weight, (ii) Pharmacokinetics in patients with advanced fibrosis, but not cirrhosis, revealed drug exposure in humans at the 8 mg/kg dose that was equivalent to the upper range of the targeted therapeutic dose determined from effective doses in NASH animal models, (iii) Disease Serum Marker Effect showed there was a statistically significant, dose-dependent reduction in FibroTest
®
scores due to a statistically significant reduction in
alpha-2
macroglobulin (A2M) serum levels, and (iv) Liver Stiffness Effect, as measured by FibroScan
®
showed that there was a signal of reduced liver stiffness in patients receiving belapectin. The reduction seen in A2M does not
necessarily mean fibrosis got better in this short study but does suggest changes in the fibrogenic process that might lead to an improvement in fibrosis with longer-term therapy. These Phase 1 results in NASH patients with advanced fibrosis, in addition to completion of further toxicology and drug-drug interaction studies provided a firm foundation for entry into a Phase 2 development program (described above). Top line results of our Phase 2b in compensated NASH cirrhosis patients was reported in December 2017 and is more fully described above as well in our SEC filings; the Phase 2b study results provide the foundation for our NAVIGATE trial which is underway.
Belapectin is a proprietary, patented galactoarabino-rhamnogalacturonan polysaccharide polymer that is comprised predominantly of galacturonic acid, galactose, arabinose, rhamnose, and smaller amounts of other sugars. Structural studies have shown that belapectin binds to galectin-1
and to
galectin-3
with binding affinity to
galectin-3
being significantly greater than binding to
galectin-1.
With respect to belapectin, we currently have, as of December 31, 2020, 24 granted U.S. patents, and 81 foreign granted patents. These patents, which are more fully described below, include a composition of matter patent, and methods of use including manufacture, use patient in patients with NASH, in patients with liver fibrosis, and in patients with diabetic kidney disease. Additional patent applications are pending with respect to, amongst other uses, cancer immunotherapy, lung fibrotic disease, and inflammatory disease associated with increase in inducible nitric oxide synthase. Patents have also been granted with respect to liver fibrosis, NASH, and liver fibrosis in combination with other therapeutic agents.

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
to kill tumor cells.
The preclinical study found that belapectin increased tumor shrinkage and enhanced survival in immune competent mice with prostate or breast cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4
or
anti-PD-1.
These findings suggest a role for belapectin in cancer immunotherapy. These preclinical observations by Dr Redmond provided scientific rationale for proceeding and lead to the filing by Providence Portland Medical Center of an Investigator-sponsored IND to conduct a Phase 1B study to determine if belapectin enhances the probability of melanoma response with ipilimumab by inducing proliferation, activation and memory function of CD8+ T cells in human patients. The company has licensed the underlying invention from Providence Portland Medical Center. This study represents a novel approach for patients with metastatic melanoma. The IND was approved by FDA in February 2014. This study is being conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI) and is being supported by the Company.
The study employs a dose escalation of belapectin in conjunction with the standard therapeutic dose of ipilimumab in patients with advanced melanoma for whom ipilimumab would be considered standard of care. In addition to monitoring for toxicity and clinical response by irRECIST criteria on imaging tests, blood samples will be obtained to assess immunologic measures relevant to galectin biology and ipilimumab
T-cell
check-point inhibition. Galectin Therapeutics is providing its proprietary compound belapectin to EACRI researchers, as well as supplying researchers with supporting analysis of the pharmacokinetics of belapectin and the right to reference the Company’s open IND on belapectin. To date the first two dosing groups have been completed without serious adverse events that were determined to be related to belapectin. The third dosing group is no longer enrolling due to the availability of newer agents such as the anti-PD1
agents.
Similar to the agreement set forth for the ipilimumab (Yervoy
®
) Phase 1B study, Providence Portland Medical Center submitted an IND in September 2015 to conduct a Phase 1B study of belapectin and pembrolizumab (Keytruda
®
) in patients with metastatic melanoma. The combination of belapectin and an anti-PD1
(pembrolizumab) has been shown to enhance
T-cell
activation, memory, and effector function, and promote better antitumor responses in multiple mouse studies. The study will test the hypothesis that galectin-3
antagonism using belapectin with enhance the probability of melanoma response using pembrolizumab in patients by inducing proliferation, activation and memory function of CD8+ T cells that recognize melanoma antigens. Similar to the ipilimumab study, the study employs a dose escalation of belapectin in conjunction with the standard therapeutic dose of pembrolizumab in patients with metastatic melanoma who have had progression of their melanoma after ipilimumab and/or BRAF targeted therapy when a BRAF mutation is present. In addition to monitoring for toxicity and clinical response, blood and tumor samples will be obtained to assess immunologic measures relevant to galectin biology and pembrolizumab
T-cell
checkpoint inhibition. Top line results of the combination of the 3 dosing cohorts was reported in September 2018 and is more fully described above as well in our SEC filings and press releases. These data, taken together with the observed favorable safety and tolerability of the combination, in the view of the principal investigator, provide compelling rationale to move forward. Given that all three melanoma patients were responders at the 4 mg/kg LBM dose, the investigators continued the trial with the expansion of the 4 mg/kg LBM cohort to include additional advanced melanoma patients and additional head and neck cancer patients. The expansion cohort has been enrolled and further information will be reported as it becomes available. Assuming these additional data are positive, the feasibility of a multicenter Phase 2 study will be evaluated. Further details on the study is available at
www.clinicaltrials.gov
(NCT02575404)
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
In August 2014, we received a notice of allowance from the U.S. Patent and Trademark Office for patent application number 13/573,442 titled “Composition of Novel Carbohydrate Drug for Treatment of Human Diseases.” The patent covers composition and chemical structural claims for compounds that includes the Company’s lead galectin inhibitor compound belapectin and will expire in December 2031. Claims include multiple routes of administration, including intravenous, subcutaneous and oral. The application also covers therapeutic formulations for use in the treatment of NASH (fatty liver disease), cancer and fibrotic, inflammatory and autoimmune disorders in which galectin proteins are involved, at least in part, in the pathogenesis. Additional specific claims encompass liver fibrosis, kidney fibrosis, lung fibrosis or heart fibrosis. The patent, assigned U.S. Patent No. 8,871,925, was issued October 28, 2014.
In May 2014, we received notice of allowance from the U.S. Patent and Trademark Office for patent application number 13/998,197 titled “Galactose-Pronged Carbohydrate Compounds for the Treatment of Diabetic Nephropathy and Associated Disorders.” The patent covers both composition claim for and uses of the Company’s carbohydrate-based galectin inhibitor compound belapectin in patients with diabetic nephropathy, a type of progressive kidney disease that occurs in individuals with diabetes. Diabetic nephropathy is the major cause for chronic renal failure in the United States. The patent, assigned U.S. Patent No. 8,828,971, was issued September 9, 2014.
In February 2014, we received notice of issuance that the U.S. Patent and Trademark Office issued patent number 8,658,787 to the Company for its application titled “Galacto-rhamnogalacturonate compositions for the treatment of non-alcoholic
steatohepatitis and
non-alcoholic
fatty liver disease.” The patent covers the Company’s carbohydrate-based galectin inhibitor compound belapectin for use in patients with fatty liver disease with or without fibrosis or cirrhosis, providing patent protection through 2031. The major claims are for methods of obtaining galectin inhibitor compounds, obtaining a composition for parenteral or enteral administration in an acceptable pharmaceutical carrier and administering to a subject having at least one of the following: fatty liver, non-alcoholic
fatty liver disease,
non-alcoholic
steatohepatitis,
non-alcoholic
hepatitis with liver fibrosis,
non-alcoholic
steatohepatitis with cirrhosis, or
non-alcoholic
steatohepatitis with cirrhosis and hepatocellular carcinoma. The use covers reversing or slowing the progression of disease activity or medical consequences of the disease. Applications are pending in multiple countries to extend patent protection globally.
In January 2014, we received a notice of allowance from the U.S. Patent and Trademark Office for Patent Application Number 13/550,962 titled “Galactose-Pronged Polysaccharides in a Formulation for Anti-fibrotic Therapies.” The patent covers both composition claim for and uses of the Company’s carbohydrate-based galectin inhibitor compound belapectin for use in patients with liver fibrosis in combination with other potential therapeutic agents. The patent covers use of belapectin with agents directed at multiple targets, some of which are currently in clinical development for fibrotic disorders including monoclonal antibodies to connective tissue growth factor, integrins, and
TGF-ß1.
The patent, assigned U.S. Patent No. 8,722,645, was issued May 13, 2014.
In July 2012, we received a notice of issuance from the U.S. Patent and Trademark Office for the U.S. Patent number 8,236,780 issued on August 7, 2013 titled “Galactose-prolonged polysaccharides in a formulation for antifibrotic therapies”. This methods patent covers key methods of derivation and use for our carbohydrate-based galectin inhibitor compound for use in patients with chronic liver disease associated with the development of fibrosis, established liver fibrosis or end-stage
scarring, or cirrhosis. The major claim is for a method of obtaining a galacto-rhamnogalacturan compound from an apple pectin, obtaining a composition for parenteral administration the galacto-rhamnogalacturonan compound in an acceptable pharmaceutical carrier and administering to a subject having at least one of the following: chronic liver disease associated with the development of fibrosis, established liver fibrosis or cirrhosis. The use covers inhibiting or slowing the progression of fibrosis. belapectin is covered by this patent and it provides opportunities for development of additional compounds in the class.

As of December 31, 2020, Galectin Therapeutics Inc. held 24 granted U.S. patents, 81 foreign granted, 6 Foreign patent applications allowed, 7 Foreign patent applications pending, and 2 U.S. patent applications pending. Many of our patents and patent applications cover composition of matter for complex carbohydrate drugs and/or methods of use for reducing toxicity and enhancing chemotherapeutic drugs by co-administering
a polysaccharide with a chemotherapeutic agent or for use in treatment of fibrosis. The scheduled expiration dates of our United States patents span out to 2034 before considering any potential extensions. We have corresponding patent applications pending in various territories where we see potential for commercial interest. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to Our Intellectual Property”. Our competitive position, in part, is contingent upon protection of our intellectual property. Galectin Sciences LLC has 1 granted international patent, 1 international patent allowed, 5 US patent application pending, and 46 foreign applications pending.
Research
Our primary focus is on the design and testing of agents that target galectins in various in vitro
and
in vivo
systems and that demonstrate efficacy in treatment of experimentally induced fibrosis or enhance immune system responsiveness in various tissues and in live animal models. We contract with independent laboratories and other facilities to conduct our research, which is designed, evaluated and managed by our scientists. While we conduct in house research related to our compounds at SBH laboratories in Massachusetts, we do not anticipate building additional in-house
research or development facilities or hiring significantly additional staff other than for purposes of designing and managing our out-sourced
research and development activities.
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
During the years ended December 31, 2020 and 2019, our expenditures for research and development were $18.0 million and $7.5 million, respectively. We expense all research and development costs as they are incurred.
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
galectin-3
inhibitory activity
in vitro
. Galectin Sciences LLC will further develop these unique organic molecule inhibitors of galectin-3
as drug candidates as well as develop additional candidates. Subject to availability of funding, Galectin Sciences LLC will build on the scientific body of knowledge amassed by SBH Sciences, coupled with Galectin Therapeutics’ knowledge and expertise of galectins’ pathological role and mechanism of action in inflammation, fibrosis and many cancers. The long-term goal of this effort is to identify and develop drug candidates that are highly specific galectin inhibitors which may be formulated for oral administration. The intermediate term goal is the development of small molecule inhibitors of galectin-3
which exhibit activity in
in vivo
preclinical disease models of fibrosis and cancer in which galectins play a key role. Several patent applications have been filed to protect the various series of compounds discovered by these efforts.
Because increased levels of galectin proteins have been implicated in a very large number of inflammatory, fibrotic and neoplastic diseases; the discovery and development of orally active galectin inhibitors would be a major step towards expanded treatment approaches for these disorders. This early drug discovery effort may lead to drugs that would expand our pipeline as follow-on
compounds to our first in class galectin inhibitors, belapectin and
GM-CT-01.
These efforts have identified several potential compounds which are continuing to be explored to identify lead molecules that may be identified for clinical development.
Manufacturing and Marketing
We are a development stage Company at this time and do not intend to establish internal facilities for the manufacture of our products for clinical or commercial production. To have our products manufactured, we have developed and will continue to develop relationships with third-parties that have established pharmaceutical manufacturing capabilities and expertise. We are not a party to any long-term agreement with any of our suppliers and, accordingly, we have our products manufactured on a purchase-order basis from one of two primary well-known and established pharmaceutical suppliers that meet FDA requirements. Additionally, belapectin is manufactured as a sterile liquid formulation. We have experienced, and may experience in the future, certain delays related to
COVID-19
related supply issues with certain components necessary to manufacture belapectin.

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

Employees
As of February 28, 2021, we currently have six full-time employees, three of whom are involved primarily in management of our pre-clinical
research and development and clinical trials and three who were involved primarily in management and administration of our Company. As previously announced, Dr. Pol F. Boudes, MD joined us as Chief Medical Officer on March 2, 2020. We also utilize several contractors and consultants who provide product development, manufacture, analytical testing, clinical trial expertise, and clinical trial support.
Available Information
The Company is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company’s website is www.galectintherapeutics.com. The information contained on, or hyperlinked from, our website or any other websites is not a part of, nor is it incorporated by reference into, this Annual Report on Form
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
Risks Related to Our Company
We have incurred net losses to date and must raise additional capital in order to continue to operate.
We have incurred net losses in each year of operation since our inception in July 2000 and have no revenues. Our accumulated deficit as of December 31, 2020 was $240 million. We had $27.1 million of unrestricted cash as of December 31, 2020. In December 2018, the Company announced an extension of its, as yet untapped, $10 million unsecured line of credit facility with stockholder and director, Richard E. Uihlein. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through March 31, 2022. We will require more cash to fund our operations after March 31, 2022 and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.
We may raise capital through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources. Additional funding may not be available on favorable terms or at all. Our most recent significant financing, a rights offering closing in 2019 in which the Company raised $44.9 million, was led by our Chairman, Richard E. Uihlein, who invested $20 million in the offering. Concurrent with the rights offering, Mr. Uihlein exercised 500,000 common stock warrants for cash proceeds to the Company of $2.5 million. Though his investments in the Company and the line of credit that he extended to the Company, Mr. Uihlein has been a critical source of funding. There is no assurance as to the level of future investments to be made in the Company by Mr. Uihlein. If adequate funds are not otherwise available, we may need to significantly curtail operations. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, products and/or potential markets. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, our equity holders may experience dilution of their proportionate ownership of the Company.
We are a development stage company and have not yet generated any revenue.
We are a development stage company and have not generated any revenues to date. There is no assurance that we will obtain FDA approval of belapectin or other products that we may develop, and, even if we do so, that we will generate revenue sufficient to become profitable. Our failure to generate revenue and profit would likely lead to loss of your investment.
Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully commercialize products, including our lead product candidate, or other product candidates that we may in-license
or acquire in the future. Even if we are able to successfully achieve regulatory approval for these product candidates, we do not know when any of these products will generate revenue from product sales for us, if at all. Our ability to generate revenue from product sales from our current or future product candidates also depends on a number of additional factors, including our ability to:

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
We are dependent on the success of our lead product candidate, belapectin, and we cannot be certain that these product candidates will receive regulatory approval or be successfully commercialized.
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
To obtain FDA approval, we will need to conduct one or more Phase 3 clinical trial for belapectin; however, we cannot assure you that we will be able to finance Phase 3 trials. Additionally, we cannot assure you that future our trials will yield successful results, that they will lead to the generation of revenue, or that we will obtain regulatory approval in other countries.
Pre-clinical
studies and clinical trials are expensive, time-consuming and ultimately may not be successful. The results of pre-clinical
and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Also, it is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. For example, although there was positive data from our
NASH-CX
Phase 2 trial for belapectin it did not meet its primary endpoint. Similarly, our Phase 2a pilot trial
NASH-FX
for patients with advanced fibrosis, which explored three
non-invasive
imaging technologies, did not meet its primary endpoint. We may engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. Additional clinical trials may not start or be completed as we forecast and may not achieve the desired results. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate.
Difficulty and delays in enrolling patients and registering sites for conducting clinical trials may prevent or delay product development and strain our limited financial resources.
Other life sciences companies also conducting clinical trials in patients with the disease indications that our product candidates target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we do not know how many of the eligible patients may be enrolled in competing studies and who are consequently not available to us for our clinical trials.
In addition, our clinical trials have been affected by and may continue to be affected by the
COVID-19
pandemic. Clinical site initiation and patient enrollment as well as availability of certain required lab kits for our non-COVID-19
product candidates have been and may continue to be delayed due to prioritization of hospital resources toward the
COVID-19
pandemic. Some patients have not been and others may not want or be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, any inability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to
COVID-19,
may adversely impact our clinical trial operations.
Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the study and potential reduced enrollment due to the
COVID-19
pandemic. The delay or inability to meet planned patient enrollment may result in increased costs and delays or termination of the trial, which could have a harmful effect on our ability to develop products

Even if we receive regulatory approval, we may be unable to commercialize our product candidates.
Even if belapectin and other future product candidates achieve positive results in clinical trials, we may be unable to commercialize them. The availability of government and third-party payer reimbursement, and pricing, especially compared to competitor products, could affect our ability to commercialize our product candidates. Our general inability to obtain necessary regulatory approvals and, if obtained, to commercialize our products would substantially impair our viability.
There are risks associated with our reliance on third parties to design trial protocols, arrange for and monitor the clinical trials, and collect and analyze data.
As we develop products eligible for clinical trials, we will contract with independent parties to assist us in the design of the trial protocols, arrange for and monitor the clinical trials, provide lab kits, collect data and analyze data and samples. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and will be dependent on governmental participation and funding. We have contracted with a third party, Covance, for assistance with the design and conduct of our NAVIGATE trial.
Our dependence on independent parties and clinical sites involves risks including reduced control over the timing and other aspects of our clinical trials.
There are risks associated with our reliance on third parties for manufacturing belapectin.
We do not have, and do not now intend to develop, facilities for the manufacture of any of our products, including belapectin, for clinical or commercial production. At this time, we are not a party to any long-term agreement with any of our suppliers, and accordingly, we have our products manufactured on a purchase-order basis from one of two primary suppliers. We are developing relationships with manufacturers and will enter into collaborative arrangements with licensees or have others manufacture our products on a contract basis. We expect to depend on such collaborators to supply us with products manufactured in compliance with standards imposed by the FDA and foreign regulators.
We are exposed to
pre-clinical
and clinical liability risks which could place a financial burden upon us, should we be sued, because we do not currently have product liability insurance beyond our general insurance coverage.
Our business exposes us to potential
pre-clinical,
clinical liability and other liability risks that are inherent in the testing pharmaceutical formulations and products; accordingly, claims may be asserted against us. In addition, the use in our clinical trials of pharmaceutical formulations and products that our potential collaborators may develop and the subsequent sale of such formulations or products by us or our potential collaborators may cause us to assume a portion of or all of the product liability risks. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations. Because we do not currently have any
FDA-approved
products or formulations, we do not currently have any product liability insurance covering commercialized products. Our current and potential partners with whom we have collaborative agreements or our future licensees may not be willing to indemnify us against these types of liabilities and may not, themselves, be sufficiently insured or have sufficient liquidity to satisfy any product liability claims. Claims or losses in excess of any insurance coverage that may be obtained by us could have a material adverse effect on our business, financial condition and results of operations.
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

The market for our proposed products is rapidly changing and competitive, and new drugs and new treatments that may be developed by others could impair our ability to maintain and grow our business and remain competitive.
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
We are highly dependent on our current base of a few employees and external hepatology consultants. These individuals, among other things, design and lead our pre-clinical
and clinical studies, as well as our U.S. and European regulatory processes. With little or no redundancy in our personnel, the loss of any personnel or failure to attract or retain other key personnel and consultants could result in a loss of experience and accumulated knowledge and prevent us from developing our products and core technologies and pursuing collaborative relationships.
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
To conduct Phase 3 clinical trials or other clinical trials we will need sufficient cash resources to conduct those undertakings. We will also need to obtain sufficient dosages of belapectin for such trials. Manufacturing of belapectin is performed by third parties on a contract basis and production is ongoing to generate what we believe are sufficient quantities of belapectin for our NAVIGATE or other clinical trials. Manufacturing could become delayed due to circumstances beyond our control which could delay any clinical trials. Further because of limited resources, we have curtailed most of our expenditures in research focused on the development of an oral galectin inhibitor to replace our current drug candidate that is delivered via infusion.
We have previously been a defendant in a shareholder derivative action, and any possible future such lawsuits may adversely affect our business, financial condition, results of operations and cash flows.
We and certain of our officers and directors have previously been defendants in a state court shareholder derivative action that concluded in our favor. In addition, there is the potential for other future shareholder litigation and for governmental investigations and/or enforcement actions. Similar lawsuits in the future may divert our attention from our ordinary business operations, and we may incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). If similar lawsuits do arise in the future, we may be required to pay material damages and fines, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our business, results of operations, financial condition, liquidity and ability to meet any debt obligations and, consequently, could negatively impact the trading price of our common stock. Any existing or future shareholder lawsuits and any future governmental investigations and/or enforcement actions could adversely impact our reputation, our relationships with our customers and our ability to generate revenue.

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
Data already obtained, or in the future obtained, from
pre-clinical
studies and clinical trials do not necessarily predict the results that will be obtained from later pre-clinical
studies and clinical trials. Moreover,
pre-clinical
and clinical data may be negative or inconclusive. In addition, data is susceptible to varying interpretations. Negative or inconclusive data, or data interpreted in various ways, could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after they obtained promising results in earlier trials. Despite the results reported in some of our earlier clinical trials for belapectin, our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus, our proposed drugs may not be approved for marketing. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug. The resulting delays in commercialization could materially harm our business.
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
We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we require our scientific and technical employees and consultants to enter into broad assignment of inventions agreements, and all of our employees, consultants and corporate partners with access to proprietary information to enter into confidentiality agreements, these agreements may not be honored. Enforcing a claim that a third party illegally obtained, and is using, our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and we may be unable to protect our rights to, or use of, our technology.
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
Because we operate in the highly technical field of biotechnology and pharmaceutical development, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how.
However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with all of our employees, consultants and corporate partners to protect our trade secrets and unpatented know-how.
These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties that provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how
is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how.
The failure to obtain or maintain trade secret protection could adversely affect our competitive position.
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
Risks Related to Our Common Stock
The market price of our common stock may be volatile and adversely affected by several factors. This could subject us to securities class action litigation, and our stockholders could incur substantial losses.
The market price of our common stock could fluctuate significantly in response to various factors and events, including but not limited to:

•	the results of our pre-clinical studies and clinical trials, including interim results, as well as those of our competitors;

•	regulatory actions with respect to our products or our competitors’ products;

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	our issuance of additional securities, including debt or equity or a combination thereof, which may be necessary to fund our operating expenses and the cost of our clinical trials;

•	announcements of technological innovations or new products by us or our competitors;

•	the success of competitive products;

•	loss of any strategic relationship;

•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

•	regulatory or legal developments in the United States and other countries;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results;

•	sales of our common stock by us, our insiders or our other stockholders;

•	whether an active trading market in our common stock develops and is maintained;

•	engagement and retention of senior management needed for our clinical trials;

•	novel and unforeseen market forces and trading strategies, such as the massive short squeeze rally caused by retail investors on companies such as Gamestop.
In addition, the market price for securities of pharmaceutical and biotechnology companies historically has been highly volatile, and the securities markets have from time-to-time
experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to decline substantially.
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
Our articles of incorporation authorize the issuance of capital stock including 20,000,000 authorized undesignated shares (all have been designated as of December 31, 2020), and empowers our board of directors to prescribe, by resolution and without stockholder approval, a class or series of undesignated shares, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, we may designate and issue additional shares or series of preferred stock that would rank senior to the shares of common stock as to dividend rights or rights upon our liquidation, winding-up,
or dissolution.
Nevada law and our charter documents could make it more difficult for a third party to acquire us and discourage a takeover, which could depress the trading price of our common stock.
Nevada corporate law and our articles of incorporation and bylaws contain provisions that could discourage, delay, or prevent a change in control of our Company or changes in our management that our stockholders may deem advantageous. For example, holders of our common stock do not have cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors. In addition, because if and when we have 200 or more stockholders of record, we are subject to the “business combinations” provisions of the Nevada Revised Statutes, or NRS. These provisions could prohibit or delay a merger or other takeover or change in control attempt and, accordingly, may discourage attempts to acquire our Company even though such a transaction may be in our stockholders’ best interest and offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.
We may issue additional common stock, which might dilute the net tangible book value per share of our common stock.
Our board of directors has the authority, without action or vote of our stockholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount to, or a premium from, the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. We may engage in additional capital raising transactions within the next twelve months, which would likely result in issuances of additional shares which would be dilutive to current shareholders. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the net tangible book value per share of our common stock. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if the holders of warrants, whether currently outstanding or subsequently granted, exercise their warrants to purchase shares of our common stock.

A sale of a substantial number of shares of the common stock may cause the price of our common stock to decline.
Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. Some of our shareholders have registration rights to facilitate sales of large blocks of our common stock. We have filed a shelf registration statement to allow registered sales by us of up to $100 million, which includes the offer and sell shares of our common stock having an aggregate offering price of up to $40,000,000 from time to time pursuant to our At The Market Issuance Sales Agreement with H.C. Wainwright & Co., LLC. We may consider additional or other capital raising transactions within the next twelve months, which would likely result in issuances of additional shares that would be dilutive to current shareholders. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.
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
A significant percentage of our outstanding stock is held by a limited number of investors, including Richard E. Uihlein. Mr. Uihlein, the chairman of our board of directors, who beneficially owns approximately 13.9% of our outstanding common stock as of February 28, 2021 (which does not include any shares issuable upon exercise of options and warrants) and the 10X Fund, LP , which now owns 11.1% of the issued and outstanding shares of common stock of the Company as of February 28, 2021 (which does not include any shares issuable upon exercise of options and warrants). Mr. Uihlein is also an investor in the 10X Fund as a limited partner but is not deemed to be a beneficial owner of, or have a reportable interest in, any shares owned by 10X Fund. As a result of their ownership of shares of common stock, Mr. Uihlein and 10X Fund have and will have significant influence over corporate actions requiring stockholder approval, including the following actions:

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
As a result of the
COVID-19
outbreak, or similar future pandemics, we have and may in the future experience disruptions that could severely impact our business and our anticipated rollout and/or continuation of our NAVIGATE trial, including:

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

•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as sites for our NAVIGATE trial and hospital staff supporting the conduct of such trials;

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

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant ’ s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on The NASDAQ Capital Market under the symbol GALT effective March 23, 2012.
Holders of Common Stock
As of February 28, 2021, there were 148 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders. Based on information available to us, we believe there are approximately 13,800 non-objecting
beneficial owners of our shares of our common stock in addition to the record holders.
Dividends
We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant.

Item 6.	Selected Financial Data
Not applicable.

Item 7.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through at least March 31, 2022; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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

•
the impact resulting from the outbreak of
COVID-19,
which has delayed and may continue to delay our clinical trial and development efforts, as well as the impact that
COVID-19
has on the volatility of the capital market and our ability to access the capital market.

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
Results of Operations from the Years Ended December 31, 2020 and 2019
Research and Development Expense

	Year ended December 31,		2020 as Compared to 2019
	2020	2019	$Change	% Change
	(in thousands, except %)
Research and development	$17,976	$7,467	$10,509	141%
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
Pre-clinical
expenses comprise all research and development amounts incurred before human trials begin and for additional toxicology studies to support advanced development, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate. We have two product candidates, belapectin and
GM-CT-01;
however only belapectin is in active development.
Our research and development expenses were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Direct external expenses:
Clinical programs	$14,229	$4,826
Pre-clinical activities	532	394
Other research and development expenses:
Payroll and other including stock-based compensation	3,215	2,247

	$17,976	$7,467

Clinical programs expenses increased in the year ended December 31, 2020 over the year ended December 31, 2019 primarily due to costs related to our the NAVIGATE clinical trial activities and preparations and some preclinical activities incurred in support of the planned clinical program such as development and reproductive toxicity studies, clinical supplies and other supportive activities. Other research and development expense increased in the year ended December 31, 2020 over the year ended December 31, 2019 primarily due to hiring our Chief Medical Officer in March 2020 and an increase in non-cash
stock-based compensation expense.

General and Administrative Expense

	Year ended December 31,		2020 as Compared to 2019
	2020	2019	$Change	% Change
	(in thousands, except %)
General and administrative	$5,468	$5,971	$(503)	(8)%
General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease for the year ended December 31, 2020, as compared to the same period for 2019, are due to decreases in legal expenses of $339,000, investor relations expenses of $128,000, and non-cash
stock-based compensation of $82,000 partially offset by an increase in insurance expenses of $331,000.
Other Income and Expense
During the year ended December 31, 2020, other income and expense consisted of $66,000 of interest income offset by amortization of the debt discount associated with warrants issued with a line of credit entered into in December 2017 of $87,000 which is classified as interest expense.
Results of Operations from the Years Ended December 31, 2019 and 2018
Research and Development Expense

	Year ended December 31,		2019 as Compared to 2018
	2019	2018	$Change	% Change
	(in thousands, except %)
Research and development	$7,467	$6,471	$996	15%
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
Pre-clinical
expenses comprise all research and development amounts incurred before human trials begin V, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism and efficacy studies, as well as manufacturing process development for a drug candidate. We have two product candidates, belapectin and
GM-CT-01;
however only belapectin is in active development.
Our research and development expenses were as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Direct external expenses:
Clinical programs	$4,826	$2,296
Pre-clinical activities	394	208
Other research and development expenses:
Payroll and other including stock-based compensation	2,247	3,967

	$7,467	$6,471

Clinical programs expenses increased in the year ended December 31, 2019 over the year ended December 31, 2018 primarily due to costs related to our the NAVIGATE clinical trial planning and site start-up
and qualification processes globally and preparations and some preclinical activities incurred in support of the planned clinical program such as development and reproductive toxicity studies, clinical supplies and other supportive activities. Other research and development expense decreased in the year ended December 31, 2019 over the year ended December 31, 2018 primarily due to a decrease in non-cash
stock-based compensation expense of approximately $1,626,000.
General and Administrative Expense

	Year ended December 31,		2019 as Compared to 2018
	2019	2018	$Change	% Change
	(in thousands, except %)
General and administrative	$5,971	$7,131	$(1,160)	(16)%
General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease for the year ended December 31, 2019, as compared to the same period for 2018, are due to decreased non-cash
stock-based compensation of $1,136,000.
Other Income and Expense
During the year ended December 31, 2019, other income and expense consisted of $231,000 of interest income offset by amortization of the debt discount associated with the warrants issued with a line of credit entered into in December 2017 of $87,000 which is classified as interest expense.
Liquidity and Capital Resources
As described above in the Overview and elsewhere in this Annual Report on Form
10-K,
we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2020, we raised a net total of $197.7 million from these offerings. At December 31, 2020, the Company had $27.1 million of unrestricted cash and cash equivalents available to fund future operations plus a $10 million unsecured line of credit facility with stockholder and director, Richard E. Uihlein. The Company has not drawn under the line of credit. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through March 31, 2022. We will require more cash to fund our operations after March 31, 2022 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. Currently, we expect to require an additional approximately
$45-$50 million
to cover costs of the trial to reach the planned interim analysis estimated to occur in the second half of 2023 along with drug manufacturing and other scientific support activities and general and administrative costs and further amounts to complete the Phase 3 portion of the trial. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.
2020 compared to 2019
Net cash used in operations increased by $9,753,000 to $20,601,000 for 2020, as compared to $10,848,000 for 2019. Cash operating expenses increased principally due to increased research and development activities primarily related to our NAVIGATE clinical trial and associated activities.
There were no equipment purchases or other investing activities in 2020 or 2019.
Net cash provided by financing activities was $263,000 during 2020 as compared to $50,075,000 during 2019, due primarily to the transactions described below.
In 2020, we received proceeds of $44,000 from issuances of common stock through the At the Market issuances and received $219,000 from exercise of common stock options. In 2019, we completed an issuance of common stock and warrants in stockholder rights offering generating $44,889,000 in proceeds and additionally, received $2,930,000 from issuances of common stock through the At the Market issuances, and received $2,650,000 from exercise of common stock options and warrants. In 2019, we also paid cash dividends of $394,000 on Series A and C preferred stock.

2019 compared to 2018
Net cash used in operations increased by $669,000 to $10,848,000 for 2019, as compared to $10,179,000 for 2018. Cash operating expenses decreased principally due to increased research and development activities primarily related to our NAVIGATE clinical trial and associated activities.
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
In October 2012, the Company entered into an operating lease for office and lab space for research and development activities in Natick, MA. The lease is for a period of one year, beginning on October 1, 2012, for a rate of $15,000 for the term, payable in equal monthly increments. This lease was continued on a month-to-month
basis from October 1, 2013.
Other
.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this annual report on Form
10-K.
Certain of our accounting policies, however, are critical to the portrayal of our financial position and results of operations and require the application of significant judgment by our management, which subjects them to an inherent degree of uncertainty. In applying our accounting policies, our management uses its best judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Our more significant estimates include stock option valuations and performance vesting features of certain of these instruments, accrued liabilities, deferred income taxes and cash flows. These estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information available from other outside sources, and on various other factors that we believe to be appropriate under the circumstances. We believe that the critical accounting policies discussed below involve more complex management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.
Accrued Expenses
. As part of the process of preparing our consolidated financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses include professional service fees, such as those arising from the services of attorneys and accountants and accrued payroll expenses. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or costs of such services, our reported expenses for a reporting period could be understated or overstated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services are often subject to our judgment. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the U.S.
Research and Development Expenses.
 Research and development expenses, including personnel costs, allocated facility costs, lab supplies, outside services, contract laboratory costs related to manufacturing drug product, clinical trials and preclinical studies are charged to research and development expense as incurred. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. Our current NAVIGATE clinical trial is being supported by third-party contract research organizations, or CROs, and other vendors. We accrue expenses for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. For clinical trial expenses and related expenses associated with the conduct of clinical trials, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients have been enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, review of contractual terms and correspondence with CROs. We base our estimates on the best information available at the time. We monitor patient enrollment levels and related activities to the extent possible through discussions with CRO personnel and based our estimates of clinical trial costs on the best information available at the time. However, additional information may become available to us which will allow us to make a more accurate estimate in future periods. In that event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain.
Stock-Based Compensation
. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. For awards that have performance-based vesting conditions the Company recognizes the expense over the estimated period that the awards are expected to be earned. The Company generally uses the Black-Scholes option-pricing model to calculate the grant date fair value of stock options. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Due to the nature of our operations, assets and absence of debt, we are not exposed to any significant market risks at December 31, 2020 and 2019.

Item 8.	Financial Statements and Supplementary Data
The financial statements required by this item are attached to this Annual Report on Form
10-K
beginning on Page
F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As required by Rule
13a-15
under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Our management has concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO 2013 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting. Management conducted an evaluation of internal controls based on the COSO 2013 framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
(c) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Each of our directors is elected annually and holds office until his or her successor has been elected and qualified or until the earlier of his or her death, resignation or removal. Our board of directors currently consists of eleven members, all of whom were elected at our 2020 Annual Meeting of Stockholders.
The following table sets for the certain biographical information about our directors as of February 28, 2021, and the qualifications, experiences and skills considered in determining that each such person should serve as a director.

Name	Age	Director Since
Gilbert F. Amelio, Ph.D. (2)(3)	77	2009
James C. Czirr	67	2009
Kary Eldred (1)	46	2018
Kevin D. Freeman (1)(2)(3)	59	2011
Joel Lewis	51	2017
Gilbert S. Omenn, M.D., Ph.D. (2)	79	2014
Marc Rubin, M.D. (3)	66	2011
Elissa J. Schwartz, Ph.D.	50	2020
Harold H. Shlevin, Ph.D.	71	2019
Richard E. Uihlein, Chairman	75	2017
Richard A. Zordani (1)	48	2020

(1)	Member of audit committee
(2)	Member of compensation committee
(3)	Member of nominating and governance committee
Gilbert F. Amelio, Ph.D
., a director since February 2009, began his career at Bell Labs in Murray Hill, New Jersey. Since January 1, 2012, Dr. Amelio has provided consulting and advisory services through GFA, LLC, a California limited liability company. He was a Senior Partner of Sienna Ventures (a privately held venture capital firm in Sausalito, California) from April 2001 until the fund closed per plan on December 31, 2011. Dr. Amelio was Chairman and Chief Executive Officer of Jazz Technologies, Inc. (now a wholly owned subsidiary of Tower Semiconductor Ltd., an independent specialty wafer foundry) from August 2005 until his retirement in September 2008 (when he was named Chairman Emeritus). Dr. Amelio was Chairman and Chief Executive Officer of Beneventure Capital, LLC (a full-service venture capital firm in San Francisco, California) from 1999 to 2005 and was Principal of Aircraft Ventures, LLC (a consulting firm in Newport Beach, California) from April 1997 to December 2004. Dr. Amelio was elected a Director of AT&T in February 2001 and had previously served as an Advisory Director of AT&T (then known as SBC Communications Inc.) from April 1997 to February 2001. He served as a Director of Pacific Telesis Group from 1995 until the company was acquired by AT&T in 1997. Prior to 1997, he served as Chairman, President and CEO of National Semiconductor (1991-1996) and Apple Computer (1996-1997). We believe Dr. Amelio’s qualifications to sit on our Board of Directors include his executive leadership and management experience, as well as his extensive experience with global companies, his financial expertise and his years of experience providing strategic advisory services to organizations.
James C. Czirr
, is being nominated by 10X Fund L.P., pursuant to contractual rights set forth in certain warrants to purchase Common Stock that 10X Fund L.P. holds. Mr. Czirr has served as a director since February 2009, served as Chairman of the Board from February 2009 until January 2016 and Executive Chairman from February 2010 until January 2016, is a co-founder
of 10X Fund, L.P. and is a managing member of 10X Capital Management LLC, the general partner of 10X Fund, L.P. Mr. Czirr was a co-founder
of Galectin Therapeutics in July 2000. Mr. Czirr was instrumental in the early-stage development of Safe Science Inc., a developer of anti-cancer drugs; served from 2005 to 2008 as Chief Executive Officer of Minerva Biotechnologies Corporation, a developer of nano particle bio chips to determine the cause of solid tumors; and was a consultant to Metalline Mining Company Inc., now known as Silver Bull Resources, Inc., (AMEX: SVBL), a mineral exploration company seeking to become a low cost producer of zinc. Mr. Czirr received a B.B.A. degree from the University of Michigan. We believe that Mr. Czirr is best situated to sit on our Board because he is the director who was a co-founder
of the Company and is familiar with our business and industry.
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
Joel Lewis
, a director since 2017, became our President and Chief Executive Officer on September 2, 2020. Previously, he was the Managing Director of Shareholder Services at Uline, Inc. (a distributor of shipping, packaging and industrial supplies), a position he held from 2007 through 2019. Mr. Lewis is a financial executive with over 26 years of experience started his career in public accounting in 1992. Prior to his employment with Uline Inc., Mr. Lewis served as a Tax and Accounting Manager for Century America LLC from 2001 to 2006 and a Tax Manager for Deloitte & Touche from 1998 to 2001. After spending a decade in public accounting where he specialized in both financial reporting and taxation, Mr. Lewis migrated to privately held companies focusing on high net worth family businesses. Mr. Lewis has a wide range of expertise including working in a variety of industries and disciplines including taxation, restructuring, acquisition and private equity ventures. Mr. Lewis is a registered CPA in the state of Illinois. He holds a B.S. in Accountancy from the University of Illinois and a Masters in Taxation from DePaul University. We believe that Mr. Lewis’ qualifications to sit on our Board include his business and financial expertise and his service as a board observer on our Board during 2017.
Gilbert S. Omenn, M.D., Ph.D.
, a director since September 2014, served on the board of directors of Amgen Inc. for 27 years and of Rohm & Haas Company for 22 years. He currently serves on the boards of Oncofusion Therapeutics and MedsynBio LLC of Ann Arbor, MI. Dr. Omenn is the Harold T. Shapiro Distinguished University Professor of Computational Medicine & Bioinformatics, Internal Medicine, Human Genetics, and Public Health and Director of the university-wide Center for Computational Medicine and Bioinformatics at the University of Michigan. Dr. Omenn served as executive vice president for medical affairs and as chief executive officer of the University of Michigan Health System from 1997 to 2002. Prior, he was dean of the School of Public Health and Community Medicine and professor of medicine and a Howard Hughes Medical Institute investigator at the University of Washington and Member of the Fred Hutchinson Cancer Research Center. Earlier he was Associate Director of the White House Office of Science and Technology Policy and of the Office of Management and Budget. He is the author of 600 research papers and scientific reviews and author/editor of 18 books. Dr. Omenn received his B.A. summa cum laude from Princeton University, M.D. magna cum laude from Harvard Medical School, and Ph.D. in genetics from the University of Washington. We believe Dr. Omenn’s qualifications to sit on our Board of Directors include his extensive executive leadership and management experience in the medical industry and his continuing cutting-edge research.
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
Elissa J. Schwartz, Ph.D.,
a director appointed by the board in September 2020, is a disease modeler who is currently a professor of biological sciences and mathematics at Washington State University (WSU). She received a PhD in Biomedical Sciences from Mount Sinai–NYU, a BA in Mathematics from UC Berkeley, and interdisciplinary postdoctoral training in Biomathematics and Biostatistics from UCLA. She is also affiliated with the WSU College of Veterinary Medicine in microbiology and pathology, and she is currently on the WSU
COVID-19
modeling task force. Dr. Schwartz is the author of over 30 scientific publications on infectious disease, the immune response, and biological modeling. She serves on the Board of Directors for the Society for Mathematical Biology, and she previously served as a consultant for Pharmerit International, LP, a pharmaceutical economics company. Dr. Schwartz has held fellowships with the Mathematical Biosciences Institute (Ohio State University) and the African Institute for Mathematical Sciences (Cape Town, South Africa), and she served on the teaching faculty for courses in British Columbia, India, and Nepal. We believe Dr. Schwartz’ qualifications to sit on our Board of Directors include her extensive expertise in biomathematics and biostatistics in the pharmaceutical industry.

Harold Shlevin, Ph.D.
, retired from being our President and Chief Executive Officer on September 2, 2020, a position he had held since June 14, 2018; however, Dr. Shlevin has entered into a consulting agreement with the Company. Dr. Shlevin previously served as our Chief Operating Officer and Secretary from October 1, 2012. Dr. Shlevin previously had been employed at the Georgia Institute of Technology’s Advanced Technology Development Center as Principle and Manager of bioscience commercialization efforts since November 2009, where he has assisted faculty in identifying technology worthy of commercialization, catalyzed formation of new start-up
bioscience companies, and mentored new company management. From October 2008 to November 2009, he served as Head of Operations and Commercial Development for Altea Therapeutics Corporation, an advanced drug delivery company focused on the delivery of therapeutic levels of water-soluble biotherapeutics and small drugs through the skin. At Altea, he was responsible for pharmaceutical research and development, clinical research, regulatory affairs, engineering, clinical and commercial manufacturing, quality assurance, information technology, facility operations and finance. From July 2006 to September 2008, Dr. Shlevin served as the President and Chief Executive Officer of Tikvah Therapeutics, Inc., a
start-up
pharmaceutical enterprise focused on later-stage development of neuroscience therapeutics. From May 2000 to January 2006, he served as President and CEO of Solvay Pharmaceuticals, Inc. (US). In January 2006, he was promoted to a global senior Vice President role within Solvay Pharmaceuticals, SA and member of the Board of Solvay Pharmaceuticals, SA. Previously, Dr. Shlevin served on the Board of Directors of Cardiome Pharma Corporation (NASDAQ: CRME), now known as Correvio Pharma Corp. (NASDAQ: CORV) from 2004 to June 2016. He was Chair of the Compensation Committee and member of the Corporate Governance Committee and Audit Committees. We believe Dr. Shlevin’s qualifications to sit on our Board of Directors include his extensive executive leadership and management experience in the pharmaceutical industry.
Richard E. Uihlein
, a director since 2017 and Chairman since May 2018,
co-founded
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
Richard A. Zordani,
a director appointed by the board in September 2020, has been the Director of Shareholder Services at Uline, Inc. (a distributor of shipping, packaging and industrial supplies) since 2013. Prior to joining Uline, Mr. Zordani served as a Director and Vice President for Diversified Financial Management Corp. (Pritzker family office) where he advised on complex legal and tax structures for domestic and foreign entities and trusts from 2003 through 2013 and an Audit Manager for Altschuler, Melvoin & Glasser LLP (now RSM McGladrey) from 1996 through 2003. Mr. Zordani received his undergraduate degree from the University of Illinois at Urbana/Champaign and is a Registered CPA in the state of Illinois. We believe that Mr. Zordani’s qualifications to sit on our Board include his business and financial expertise.
Code of Ethics
We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.galectintherapeutics.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.
Hedging Policy
At this time, the Company has not adopted a policy regarding the ability of officers, directors and employees to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds) or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities.
Director Nominations
No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee
The members of this committee are Richard A. Zordani (chair), Kary Eldred and Kevin D. Freeman. The Audit Committee is responsible for oversight of the quality and integrity of the accounting, auditing and reporting practices of Galectin Therapeutics. More specifically, it assists the Board of Directors in fulfilling its oversight responsibilities relating to (i) the quality and integrity of our financial statements, reports and related information provided to stockholders, regulators and others, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of our independent registered public accounting firm, (iv) the internal control over financial reporting that management and the Board have established, and (v) the audit, accounting and financial reporting processes generally. The Committee is also responsible for review and approval of related-party transactions. The Board has determined that Mr. Zordani is an “audit committee financial expert” within the meaning of SEC rules. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, accounting or other advisors as it deems necessary to carry out its duties.
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

EXECUTIVE OFFICERS
Harold Shlevin, Ph.D.
, was President and Chief Executive Officer until September 2, 2020, see above under directors.
Joel Lewis
, age 51, became our President and Chief Executive Officer on September 2, 2020, see above under directors.
Pol F. Boudes, M.D.,
age 62, became our Chief Medical Officer on March 3, 2020. Prior to joining the Company, Dr. Boudes served as the Chief Medical Officer of CymaBay Therapeutics, where he worked on CymaBay’s proprietary NASH compound and was instrumental in inventing and launching programs in rare liver diseases. Prior to his time at CymaBay, Dr. Boudes served as the Chief Medical Officer of Amicus Therapeutics, a company focusing on rare lysosomal storage disorders. Following this experience, Dr. Boudes became a Board member of Protalix BioTherapeutics, a company developing plant cell expressed recombinant proteins with improved therapeutic profiles, notably for lysosomal disorders. Before his time working as a Chief Medical Officer, Dr. Boudes held positions of increased responsibilities in clinical development at Bayer HealthCare Pharmaceuticals, Wyeth
Research, Hoffman-La Roche
and Pasteur Merieux.
Jack W. Callicutt
, age 53, became our Chief Financial Officer on July 1, 2013. From August 2012 through June 2013, Mr. Callicutt was the Chief Financial Officer of REACH Health, Inc., a telemedicine technology company headquartered in Alpharetta, GA. From April 2010 through August 2012, Mr. Callicutt was the Chief Financial Officer of Vystar Corporation, a publicly traded company that holds proprietary technology to remove antigenic proteins from natural rubber latex. Prior to that Mr. Callicutt was Chief Financial Officer of IVOX, Inc., Tikvah Therapeutics and Corautus Genetics, a publicly traded biotechnology company which was developing gene therapy for treatment of cardiovascular disease. Mr. Callicutt previously spent more than fourteen years in public accounting, most recently as a senior manager at Deloitte, where he specialized in technology companies from 1989 to 2003. Mr. Callicutt is a Certified Public Accountant and graduated with honors from Delta State University with a B.B.A. in accounting and computer information systems.
SIGNIFICANT EMPLOYEES
The following employees are not executive officers of the Company but make significant contributions to the Company.

J. Rex Horton,
age 51, joined the Company and January 2013 and currently serves as Vice President Commercial Development, Regulatory Affairs and Quality Assurance. Mr. Horton most recently was Director of Regulatory Affairs at Chelsea Therapeutics, where he successfully led the organization through its first NDA filing and favorable FDA Advisory Committee Meeting. In past leadership roles at Solvay Pharmaceuticals and Abbott Laboratories, he led approval efforts for key products including Androgel
®
Stickpack, Creon
®
Capsules and Luvox
®
CR Capsules. He has also provided chemistry, manufacturing and controls (CMC) regulatory leadership and support of INDs and NDAs, including Estrogel
®
and Androgel
®
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
Eliezer Zomer, Ph.D.,
age 74, has been our Executive Vice President of Manufacturing and Product Development since the Company’s inception in 2000. Prior to joining our Company, Dr. Zomer had been the founder of Alicon Biological Control, where he served from November 2000 to July 2002. From December 1998 to July 2000, Dr. Zomer served as Vice President of Product Development at SafeScience, Inc. and Vice President of Research and Development at Charm Sciences, Inc. from June 1987 to November 1998. Dr. Zomer received a B. Sc. degree in industrial microbiology from the University of Tel Aviv in 1972, a Ph.D. in biochemistry from the University of Massachusetts in 1978 and undertook a post-doctoral study at the National Institute of Health.
None of the directors, executive officers and significant employees share any familial relationship.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes of ownership of such securities with the SEC. All reports were timely filed during the fiscal year ended December 31, 2020.
Item 11.
Executive Compensation
COMPENSATION PHILOSOPHY DISCUSSION
The Compensation Committee is responsible for creating and reviewing the compensation of the Company’s executive officers, as well as overseeing the Company’s compensation and benefit plans and policies and administering the Company’s equity incentive plans. The following Compensation Philosophy Discussion (“Compensation Discussion”) describes our 2020 executive compensation program and explains the Company’s compensation philosophy, policies, and practices, focusing primarily on the compensation of our named executive officers, or NEOs. This Compensation Discussion is intended to be read in conjunction with the tables that follow, which provide detailed historical compensation information for our following NEOs:

Name	Title
Harold H. Shlevin, Ph.D.	Chief Executive Officer and President, until September 2, 2020
Joel Lewis	Chief Executive Officer and President, from September 2, 2020
Pol F. Boudes, M.D.	Chief Medical Officer
Jack W. Callicutt	Chief Financial Officer
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
At our last
“Say-on-Pay
vote” held at our 2019 annual meeting of stockholders approximately 86% of our outstanding common stock voting on the matter voted in favor of the compensation of our NEOs, as disclosed in the proxy materials for the 2019 annual meeting. At our 2019 annual meeting, the holders of approximately 78% of our outstanding common stock voting on the matter voted in favor of holding the stockholder advisory vote every three years. As a result of such vote, our Board decided to hold the
“Say-on-Pay”
advisory vote every three years. Accordingly, the Company’s next
“Say-on-Pay”
advisory vote on the compensation of our NEOs will be held at our 2022 annual meeting of stockholders.
In 2014 and 2015, the Compensation Committee undertook a review of our compensation policies and practices and retained the compensation consulting firm of Barney & Barney LLC to provide compensation information and analysis with respect to the life science and healthcare industry and with respect to our peer companies within the industry. Barney & Barney LLC reviewed information from industry and other sources, surveys and databases, including publicly-available compensation information of other companies with which we compete, to gauge the competitiveness of our compensation programs. Barney & Barney LLC then reported its findings to the Compensation Committee, with recommendations to bring the Company’s executive compensation closer to the 50 th
percentile of the total compensation of our competitor companies. These findings continued to inform the Compensation Committee’s decisions on compensation in subsequent years, including 2020.
The Compensation Committee may use a compensation consultant in the future and to take into account publicly-available data relating to the compensation practices and policies of other companies within and outside our industry. The Compensation Committee intends to benchmark its executive compensation program to target at least the 50 th
percentile of the total compensation programs of our competitor companies; however, adjusted as deemed to be in the best interest of the Company to assure retention of key employees during the NAVIGATE trial.
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

Name	2020 Base Salary		2019 Base Salary
Joel Lewis	$500,000	(3)	-	(1)
Pol F. Boudes, M.D..	$440,500		-	(2)
Jack W. Callicutt	$302,100		$285,000

(1)	Mr. Lewis became our President and Chief Executive Officer on September 2, 2020.

(2)	Dr. Boudes became our Chief Medical Officer on March 3, 2020.

(3)
Pursuant to Mr. Lewis’s Employment Agreement and Deferred Stock Unit Agreement, 20% of Mr. Lewis’ base salary will be paid in cash and 80% will be paid in the form of deferred-stock units in accordance with the terms and subject to the provisions of the DSU Agreement

Performance Bonuses
In addition to the payment of base salaries, the Company believes that annual performance bonuses can play an important role in providing appropriate incentives to its NEOs to achieve the Company’s strategic objectives.
In prior years, performance bonuses were awarded based on the Company’s Employee Short-Term and Long-Term Incentive Program (the “Program”), which was adopted for executives and employees of the Company. The Program is a performance-based program and was adopted in recognition of the importance of aligning executive and employee interests with that of our stockholders. Our Program is designed to reward the efforts of our executives and employees and to be competitive in attracting and retaining them. There are two elements of the Program: (1) a short-term incentive in the form of cash bonuses and (2) a long-term incentive in the form of stock option grants. The cash bonus incentive is targeted to be up to 30% to 50% of the NEO’s base salary as of the end of the applicable year. Half of each NEO’s annual performance bonus is based upon achievement of the Company’s documented performance objectives for the year and the other half is based upon achievement of individual performance objectives set for the year. The 2020 performance bonuses were paid in March 2021.

Name	Performance Bonus Amount		Awarded Amount As % of Base Salary
Joel Lewis	$75,000	(3)	45	% (1)
Pol F. Boudes, M.D.	$110,000		30	% (2)
Jack W. Callicutt	$85,000		28%
(1) Mr. Lewis joined the Company on September 2, 2020 and his bonus was prorated for his employment duration in 2020.

(2) Dr. Boudes the Company on March 2, 2020 and his bonus was prorated for his employment duration in 2020.

(3) Pursuant to Mr. Lewis’s Employment Agreement and Deferred Stock Unit Agreement, 20% of Mr. Lewis’ bonus will be paid in cash and 80% will be paid in the form of deferred-stock units in accordance with the terms and subject to the provisions of the DSU Agreement

In 2018, the Board approved potential cash incentive bonuses (the “Transaction Bonuses”). The potential Transaction Bonuses are payable in connection with a Transaction (as defined below). A “Transaction” is (i) any licensing, development, partnership, or similar arrangements relating to any of the Company’s drug candidates (a “Partnership Transaction”) or (ii) the acquisition of the Company or any of its material assets (an “Acquisition Transaction”). The amounts payable pursuant to the Transaction Bonuses will be equal to 10% of the recipient’s base salary for each $50 million payable to the Company or the Company’s shareholders, as applicable, pursuant to the Transaction to the extent paid in cash or marketable securities, up to a maximum payment of 300% of base salary. If Transaction is a Partnership Transaction and payments to the Company are deferred or otherwise made over time, the amount of the Transaction Bonuses will be based on the Board’s reasonable estimate of the value of the Transaction. To be entitled to receive a Transaction Bonus, if the Transaction is an Acquisition Transaction, an individual must be employed by the Company on the date the Transaction is consummated, or, if the Transaction is a Partnership Transaction, an individual must be employed by the Company on the date that the definitive transaction agreement(s) are executed. No Transaction Bonuses were earned in 2020.
Additionally in 2018, the Board also approved retention bonuses payable to certain employees of the Company, including Dr. Shlevin and Mr. Callicutt, equal to 25% of such employee’s base salary (the “Retention Bonuses”) if such employees remained employed by the Company on each of June 30, 2019, December 31, 2019, June 30, 2020 and December 31, 2020 and based upon the annualized salary level in effect on such date. Mr. Lewis and Dr. Boudes joined the Company as employees and officers in 2020 and thus were not part of the retention bonus plan.

Name	Retention Bonus Amount	Awarded Amount As % of Base Salary
Harold H. Shlevin, Ph.D.	$125,000	25	% (1)
Jack W. Callicutt	$151,050	50%

(1)	Dr. Shlevin retired as our President and Chief Executive Officer effective September 2, 2020 and thus did not receive a retention bonus at December 31, 2020.
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
Under the long-term incentive portion of the Program, the NEOs are granted options based upon achievement of the Company performance and individual performance objectives and rank in the Company. All option grants under the Program through December 2019 were made under the 2009 Incentive Compensation Plan. Grants made after January 1, 2020, were made pursuant to the 2019 Omnibus Equity Incentive Plan.
On January 9, 2020, the NEOs were awarded the options noted below based on 2019 performance. Of the options, 25% vest on each of June 30, 2020, December 31, 2020, June 30, 2021 and December 31, 2021. The exercise price of the options is set at the closing price of our stock as of the grant date.

Name	Grant Date	Number of Securities Underlying Options	Exercise Price
Harold H. Shlevin, Ph.D.	1/9/2020	70,000	$2.86
Jack W. Callicutt	1/9/2020	50,000	$2.86
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
Joel Lewis, Chief Executive Officer (effective September 2, 2020)
In connection with the appointment of Mr. Lewis, the Company and Mr. Lewis entered into an employment agreement, dated August 31, 2020 (the “
Employment Agreement
”), and a Deferred Stock Unit Agreement, dated August 31, 2020 (the “
DSU Agreement
”). The Employment Agreement has an initial term of two years and automatically renews for additional one-year terms
thereafter, unless either Mr. Lewis or the Company elects not to renew. Mr. Lewis will serve as Chief Executive Officer of the Company effective as of September 2, 2020 (the “
Start Date
”), and will be paid an annual base salary of $500,000. Under the terms of the Employment Agreement, 20% of his base salary will be paid in cash, and 80% will be paid in the form of deferred-stock-units (“
DSUs
”) in accordance with the terms and subject to the provisions set forth in the DSU Agreement. In addition, Mr. Lewis is entitled to participate in the Company’s performance bonus plan with a potential of up to 50% of his annual base salary, which will also be paid 20% in cash and 80% in DSU’s. Further, Mr. Lewis received on the date of the agreement an initial grant of options to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share, which options shall vest one-twelfth on
a quarterly basis for twelve consecutive quarters, such that the options shall be fully vested twelve quarters following the date of grant (the “
Award
”). The options under the Award shall be issued pursuant to the Company’s 2019 Omnibus Equity Incentive Plan (the “
Plan
”). Pursuant to the Employment Agreement, Mr. Lewis is also eligible to receive healthcare benefits as may be provided from time to time by the Company to its employees generally, to participate in the Company’s 401(k) plan and to receive paid time off annually in accordance with the Company’s policies in effect from time to time. Finally, pursuant to the Employment Agreement, the Company will be required to furnish a lump sum cash payment to Mr. Lewis upon a termination of Mr. Lewis without “Cause” or upon Mr. Lewis’ resignation for “Good Reason” as such terms are defined in the Employment Agreement or in the event the Company gives notice of non-renewal on
or before September 30, 2023. The Employment Agreement includes customary intellectual property, assignment, and other representations by Mr. Lewis.

Pursuant to the DSU Agreement, 80% of Mr. Lewis’ base salary under the Employment Agreement shall be payable in DSUs, which DSUs credited to Mr. Lewis as of any date shall be fully vested and nonforfeitable at all times. The Company shall issue the shares underlying the outstanding whole number of DSUs credited to Mr. Lewis as follows: twenty five percent shall be issued on March 1, 2023, twenty five percent shall be issued on September 1, 2023 and fifty percent shall be issued on March 1, 2024.
Harold H. Shlevin, Ph.D., Chief Executive Officer (until September 2, 2020)
Dr. Shlevin retired as Chief Executive Officer effective September 2, 2020. Prior to his retirement his employment was pursuant to an employment agreement dated December 11, 2014 as amended June 8, 2018. Under his employment agreement as amended Dr. Shlevin received a base salary of $500,000 with a target bonus opportunity equal to 50% of his base salary.
In connection with his retirement, Dr. Shlevin entered into a Retirement Agreement with the Company dated August 31, 2020 (the “Retirement Agreement”) and a Consulting Agreement with the Company dated August 31, 2020 (the “Consulting Agreement”). The Retirement Agreement provides that Dr. Shlevin shall receive his base compensation through the separation date of September 2, 2020 plus a cash bonus for 2020 of $210,000 in lieu of any other bonuses. He shall be eligible to receive his portion of the “pharma deal achievement bonus” as established by the Board of Directors of the Company on May 22, 2018 in the event a transaction qualifying under such program were to occur during the term of the Consulting Agreement. In addition, Dr. Shlevin’s previously issued stock option awards under the Plan shall continue to vest so long as Dr. Shlevin provides consulting services to the Company under the Consulting Agreement. The Consulting Agreement has an initial term of one year, and for his services Dr. Shlevin shall receive payment of $432 per hour, but not less than $8,640 per month. The Consulting Agreement also includes certain intellectual property, assignment, and non-compete obligations
by Dr. Shlevin.
Pol F. Boudes, M.D., Chief Medical Officer
On February 19, 2020, the Company entered into an Employment Agreement with Dr. Boudes (the “
Agreement
”), which governs the terms of Dr. Boudes’ employment in his position as the Company’s Chief Medical Officer. Dr. Boudes will serve as the Chief Medical Officer of the Company during an initial term that commences on March 2, 2020 (the “
Commencement Date
”) and expires on February 28, 2021 (the “
Initial Term
”). Following the Initial Term, the term of the Agreement automatically renews for successive twelve (12) month terms unless either party provides the other party with notice of non-renewal at
least sixty (60) days prior to the expiration of the then-current term. Under the Agreement, the Company has agreed to pay Dr. Boudes a base salary of $444,500 per year (the “
Base Salary
”). Provided that certain performance objectives are met, Dr. Boudes will also be entitled to receive an annual performance bonus equal to thirty percent (30%) of the Base Salary (the “
Performance Bonus
”). Subject to certain restrictions described in the Agreement, Dr. Boudes will receive a $100,000 signing bonus pursuant to the Agreement. Dr. Boudes will also be granted options to purchase 300,000 shares (the “
Options
”) of the Company’s common stock pursuant to the Company’s 2019 Omnibus Equity Incentive Plan. The Options vest as follows: twenty percent (20%) of the Options shall vest upon one (1) year of employment, twenty percent (20%) of the Options shall vest upon two (2) years of employment, twenty percent (20%) of the Options shall vest upon three (3) years of employment, and the remaining forty percent (40%) of the Options shall vest upon four (4) years of employment.
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
SUMMARY COMPENSATION TABLE
The following table summarizes the compensation paid to our NEOs for the fiscal years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Harold H. Shlevin, Ph.D.,	2020(2)	375,583	335,000	154,266	54,487	(4)	919,336
Chief Executive Officer & President	2019 (3)	500,000	465,625	268,196	72,686	(5)	1,306,507
Joel Lewis, Chief Executive Officer & President	2020(10)	164,773	75,000	486,125	27,660	(11)	753,558
Pol F. Boudes, M.D., Chief Medical Officer	2020(12)	367,083	210,000	419,460	85,938	(13)	1,082,481
Jack W. Callicutt,	2020 (6)	300,675	236,050	110,190	73,457	(8)	720,372
Chief Financial Officer	2019 (7)	285,000	233,451	191,568	68,105	(9)	778,124

(1)
Represents the aggregate grant date fair value of option awards made during 2020 and 2019 computed in accordance with the Stock Compensation Topic of the FASB ASC, as modified of supplemented. Fair value was calculated using the Black-Scholes options pricing model. For a description of the assumptions used to determine these amounts, see Note 7 of the Notes to the Consolidated Financial Statements in our Annual Reports on Form
10-K
(or Form
10-K/A,
as applicable) for the fiscal years ended December 31, 2020 and 2019.

(2)
Dr. Shlevin retired from employment as our President and Chief Executive Officer effective September 2, 2020.    His salary in 2020 includes the salary earned prior to his retirement.    Dr. Shlevin’s bonus amount in 2020 consisted of $125,000 retention bonus in July 2020 and a bonus of $210,000 pursuant to his retirement agreement.

(3) Dr.	Shlevin’s bonus amount in 2019 consisted of $125,000 retention bonuses paid in July 2019 and January 2020 and $215,625 performance bonus earned in 2019 which was paid in January 2020.
(4)	Includes $48,635 for health and other insurance and $5,852 for 401(k) plan contributions.
(5)	Includes $61,486 for health and other insurance and $11,200 for 401(k) plan contributions.
(6) Mr.	Callicutt’s bonus amount in 2020 consisted of $75,525 retention bonuses paid in July 2020 and January 2021 and $85,000 performance bonus earned in 2020 which was paid in March 2021.
(7)	Mr. Callicutt’s bonus amount in 2019 consisted of $71,250 retention bonuses paid in July 2019 and January 2020 and $90,951 performance bonus earned in 2019 which was paid in January 2020.
(8)	Includes $62,057 for health and other insurance and $11,400 for 401(k) plan contributions.
(9) Includes	$56,905 for health and other insurance and $11,200 for 401(k) plan contributions.
(10)
Mr. Lewis became our Chief Executive Officer and President effective September 2, 2020, and his performance bonus was prorated for 2021 and paid in March 2021. Pursuant to his employment agreement, 20% his salary and bonus are paid in cash and 80% are in deferred stock units.

(11)	Includes $25,419 for health and other insurance and $2,341 for 401(k) plan contributions.
(12)
Dr. Boudes became our Chief Medical Officer effective March 2, 2020. He was paid a $100,000 bonus upon joining the Company. His performance bonus of $110,000 was prorated for 2020 and paid in March 2021.

(13)	Includes $74,538 for health and other insurance and $11,400 for 401(k) plan contributions.

OUTSTANDING EQUITY AWARDS AT FISCAL
YEAR-END
2020
The following table sets forth information regarding all outstanding equity awards held by the NEOs at December 31, 2020. The exercise price of the options is set at the closing price of our stock at the date prior to or as of the date of grant. Outstanding options have been approved by our Compensation Committee and our Board.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joel Lewis	54,250 (1)	—		2.39	12/14/2027	20,455	(12)	45,819
	35,000 (2)	—		4.72	01/16/2029
	40,000 (3)	—		2.86	01/09/2030
	20,833 (4)	229,167 (4)		2.65	08/31/2030
Pol F. Boudes, M.D.	— (5)	300,000 (5)		1.75	03/12/2030	—		—	—	—
Jack W. Callicutt	26,000 (6)	—		13.38	01/21/2024	—		—	—	—
	8,706 (7)	—		1.37	01/20/2026
	90,000 (8)	—		5.87	01/15/2028
	90,000 (9)	—		4.16	05/22/2028
	50,000 (10)	—		4.72	01/16/2029
	25,000 (11)	25,000 (11)		2.86	01/09/2030

(1)	100% of the options vested in full on December 14, 2018.
(2)	100% of the options vested in full on January 16, 2020.
(3)	100% of the options vested in full on December 31, 2020.
(4)	One-twelfth of the total options vest quarterly from August 31, 2020, which was the grant date.
(5)	20% of the options vest on each of March 2, 2021, March 2, 2022, and March 2023 and 40% of the options vest on March 2, 2024.
(6)	25% of the options vested on January 21, 2014, the grant date with the remainder vested ratably on a monthly basis over a three-year period.
(7)	25% of the options vested on January 29, 2015, the grant date with the remainder vested ratably on a monthly basis over a three-year period.
(8)	25% of the options vested on January 15, 2018 (grant date), 25% vested on June 30, 2018, and 50% vested on December 31, 2018.
(9)	25% of the options vested on June 30, 2018, 25% vested on September 30, 2018, and 50% vested on December 31, 2018.
(10)	25% of the options vested on June 30, 2019, 25% vested on December 31, 2019, 25% vested on June 30, 2020, and 25% vested on December 31, 2020.
(11)	25% of the options vested on June 30, 2020, 25% vested on December 31, 2020, 25% vest on June 30, 2021, and 25% vest on December 31, 2021.
(12)	Mr. Lewis’ stock awards in the table are from board compensation taken in restricted stock in lieu of cash compensation prior to becoming president and CEO in September 2020.

2009 Incentive Compensation Plan
The options granted under our 2009 Incentive Compensation Plan, the options will become immediately vested and exercisable upon a change of control. Upon termination of employment for cause, all outstanding options immediately terminate. Options remain exercisable for one year following termination due to the executive’s death or disability or retirement, or for twelve months after termination for any other reason other than for cause.
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
2019 Omnibus Equity Incentive Plan
Under the 2019 Omnibus Equity Incentive Plan, if there is a merger or consolidation of the Company with or into another corporation or a sale of substantially all of the Company’s stock (a “Corporate Transaction”), and the outstanding awards are not assumed by surviving company (or its parent company) or replaced with economically equivalent awards granted by the surviving company (or its parent company), the Company will cancel any outstanding awards that are not vested and nonforfeitable as of the consummation of such Corporate Transaction (unless the Company accelerates the vesting of any such awards) and with respect to any vested and nonforfeitable awards, the Company may either (i) allow all grantees to exercise options and SARs within a reasonable period prior to the consummation of the Corporate Transaction and cancel any outstanding options or SARs that remain unexercised upon consummation of the Corporate Transaction, or (ii) cancel any or all of such outstanding awards (including options and SARs) in exchange for a payment (in cash, or in securities or other property) in an amount equal to the amount that the grantee would have received (net of the exercise price with respect to any options or SARs) if the vested awards were settled or distributed or such vested options and SARs were exercised immediately prior to the consummation of the Corporate Transaction. If an exercise price of the option or SAR exceeds the fair market value of our Common Stock and the option or SAR is not assumed or replaced by the surviving company (or its parent company), such options and SARs will be cancelled without any payment to the grantee.

Employment Agreements with our Named Executive Officers
Joel Lewis:
Under Mr. Lewis’ Employment Agreement, the Company is required to furnish a lump sum cash payment to Mr. Lewis upon a termination of Mr. Lewis without “Cause” or upon Mr. Lewis’ resignation for “Good Reason” as such terms are defined in the Employment Agreement or in the event the Company gives notice of non-renewal
on or before September 30, 2023.
Under the Deferred Stock Unit Agreement, if a Change in Control of the Company occurs prior to the date on which Mr. Lewis is scheduled to receive shares and cash in an installment payment or in a lump sum (a “Settlement Date”), Mr. Lewis’ account will be credited with the consideration payable in such Change in Control with respect to the shares subject to the DSUs then credited to Mr. Lewis’ Account immediately prior to such Change in Control. If Mr. Lewis’ employment with the Company continues after a Change in Control, Mr. Lewis’ account will be credited with the cash value of the portion of his base salary and annual performance bonus that would have been credited in the form of DSUs but for the Change in Control. The portion of Mr. Lewis’ Account denominated in cash pursuant to the preceding sentence (i.e., the amount attributable to base salary and annual performance bonuses credited to Mr. Lewis’ Account after the Change in Control) shall be credited with interest at three (3%) percent compounded annually. For avoidance of doubt, a Change in Control shall not result in acceleration of the settlement of Mr. Lewis’ Account and the payment of all amounts or other property credited to Mr. Lewis’ Account in connection with the Change in Control shall be paid or delivered to Mr. Lewis on as soon as reasonably practicable after the Settlement Date.
Pol Boudes:
Under the Employment Agreement with Dr. Boudes, if (i) Dr. Boudes terminates the Agreement for Good Reason (as defined in the Agreement) or (ii) the Company terminates the Agreement without Cause (as defined in the Agreement), then the Company shall pay to Dr. Boudes: (1) the Base Salary accrued through the date of termination, (2)(A) if termination occurs within twelve (12) months of the Commencement Date, an amount equal to three (3) months of the Base Salary, or (B) if such termination occurs after the twelve-month anniversary of the Commencement Date, but prior to the eighteen-month anniversary of the Commencement Date, an amount equal to six (6) months of the Base Salary or (C) if termination occurs after the eighteen-month anniversary of the Commencement Date, but prior to the twenty four-month anniversary of the Commencement Date, an amount equal to nine (9) months of Base Salary or (D) if termination occurs after the twenty four-month anniversary of the Commencement Date, an amount equal to twelve (12) months of the Base Salary, (3) reimbursement of unreimbursed expenses and (4) payment of a portion of the Performance Bonus.
If, within the period ending twelve (12) months after the date of a Change of Control, Dr. Boudes’ employment with the Company is (i) terminated without Cause or (ii) terminated for Good Reason by Dr. Boudes, the Company shall pay to Dr. Boudes (A) the Base Salary accrued through the date of termination, to the extent not theretofore paid, (B) reimbursement of any unreimbursed expenses, (C) a pro-rated
amount of the Performance Bonus assuming payout at maximum performance and (D) an amount equal to twelve (12) months of Base Salary, payable in a lump sum no later than thirty (30) days following such termination. Upon any such Change of Control, Dr. Boudes’ unvested Options shall be one hundred percent (100%) vested, but shall otherwise continue to be governed by the terms and conditions of the Plan and the applicable stock option agreement.
Jack Callicutt:
Mr. Callicutt’s Employment Agreement provides that if, within the period ending twelve (12) months after the date of a Change of Control, Mr. Callicutt’s employment with the Company is (i) without Cause by the Company (or by the acquiring or successor business entity following a Change of Control), or (ii) terminated for Good Reason by Mr. Callicutt, the Company shall pay to Mr. Callicutt (A) the Base Salary accrued through the date of termination, to the extent not theretofore paid, (B) reimbursement of any unreimbursed expenses, (C) a portion of the amount of the Performance Bonus (as defined in the Employment Agreement) equal to the maximum amount of the Performance Bonus multiplied by a fraction, (X) the numerator of which shall be the number of days elapsed from the beginning of the calendar year in which such termination occurs and (Y) the denominator of which shall be the total number of days in the calendar year in which such termination occurs (being 365 in a full year and 184 in 2013) and (D) an amount equal to twelve (12) months of Mr. Callicutt’s Base Salary, payable in a lump sum no later than thirty (30) days following such termination. Upon any such Change of Control, Mr. Callicutt’s unvested options to purchase shares of the Company’s common stock shall be one hundred percent (100%) vested, but shall otherwise continue to be governed by the terms and conditions of the Stock Option Agreement. However, if, in connection with a transaction that technically meets, or may meet, the definition of Change of Control (as defined in the Employment Agreement), Mr. Callicutt’s employment by the Company or a successor to the Company is terminated, but Mr. Callicutt is immediately
re-hired
as an employee of a successor to the Company or surviving company in such a transaction in a comparable position, with the same or greater total annual cash compensation, including bonus potential, and with an employment agreement containing substantially equivalent provisions as this Agreement with respect to termination of the Mr. Callicutt and severance, no benefits shall be payable under the Change of Control provision of the Employment Agreement.
DIRECTOR COMPENSATION
The following table details the total compensation earned by our non-employee
directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($) (4)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Gilbert F. Amelio, Ph.D.	47,000	—	87,997	—	—	134,997
James C. Czirr	38,500	—	65,998	—	—	104,498
Kevin D. Freeman	48,500	—	98,997	—	—	147,497
Kary Eldred	42,500	—	65,998	—	—	108,498
Joel Lewis	—	58,500	87,997	—	—	146,497
Gilbert S. Omenn, M.D., Ph.D.	45,000	—	87,997	—	—	132,997
Marc Rubin, M.D.	38,500	—	65,998	—	—	104,498
Elissa J. Schwartz, Ph.D. (1)	11,569	—	—	—	—	11,569
Harold H. Shlevin, Ph.D. (1)	11,569	—	—	—	—	11,569
Richard Uihlein	—	35,000	98,997	—	—	133,997
Richard A. Zordani (1)	16,528	—	—	—	—	16,528

(1)
Dr. Schwartz and Mr. Zordani were appointed to the board effective August 31, 2020. Dr. Shlevin retired as our Chief Executive Officer and president effective September 2, 2020 but retained his position on our board.    Dr. Shlevin’s board compensation is for the period after his retirement from employment through the end of the year.

(2)
Represents the grant date fair value of option awards based upon the Black Scholes valuation model made in 2020. Options were granted on January 9, 2020 and will vested in full on December 31, 2020. For a description of the assumptions used to determine these amounts, see Note 7 to the Notes to the Consolidated Financial Statements herein our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.

(3)	Excludes travel expense reimbursements.
(4)	Mr. Lewis and Mr. Uihlein elected to receive restricted stock in lieu of cash retainer for their service. The restricted shares vest in full on January 9, 2021.

Name	Number of Shares Subject to Option Awards Held as of December 31, 2020
Gilbert F. Amelio, Ph.D.	75,000
James C. Czirr	755,125
Kary Eldred	101,875
Kevin D. Freeman	179,839
Joel Lewis (1)	379,250
Gilbert S. Omenn, M.D., Ph.D.	178,750
Marc Rubin, M.D.	104,565
Richard Uihlein	66,362

TOTAL	1,436,154

(1)	Mr. Lewis became our Chief Executive Officer and president effective September 2, 2020 and was granted 250,000 stock options which is included here.

For a more detailed description of the assumptions used for purposes of determining grant date fair value, see Note 7 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included herein the Form
10-K
for the 2020 fiscal year.
We also reimburse our directors for reasonable travel and other related expenses.
Pursuant to the Company’s cash compensation program for directors, non-employee
directors of the Company will receive an annual cash retainer of $35,000. Each Nominating and Corporate Governance Committee member will receive an additional cash retainer of $3,500; each Compensation Committee member will receive an additional cash retainer of $5,000; and each Audit Committee member will receive an additional cash retainer of $7,500. In addition to the annual fee and committee membership retainers, the Nominating and Corporate Governance Committee Chairman will receive an annual cash retainer of $3,500; the Compensation Committee Chairman will receive an annual cash retainer of $5,000; and the Audit Committee Chairman will receive an annual cash retainer of $7,500. Additionally, in December 2016, the Board approved cash retainers of $3,500 to be paid to each member of the Board’s investor relation/public relations committee.
On January 9, 2020, stock option grants were made to
non-employee
directors which vest 100% on December 31, 2020. The Chairman and Vice-Chairman were each granted 45,000 stock options, the chairs of the Nominating and Corporate Governance Committee, the Audit Committee and the Compensation Committee were each granted 40,000 stock options and remaining non-employee
directors were each granted 30,000 stock options.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of February 28, 2021, certain information concerning the beneficial ownership of our common stock and Series A Preferred Stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. The table also sets forth, in its final column, the combined voting power of the voting securities on all matters presented to the stockholders for their approval at the Annual Meeting, except for such separate class votes as are required by law.
The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after February 28, 2021 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned (2)		Percent of Common Stock (3)	Shares of Series A Preferred Stock Beneficially Owned		Percent of Series A Preferred Stock (4)
5% Stockholders
James C. Czirr	13,610,095	(5)	21.4%	100,000		7.5%
10X Fund, L.P. (8)	12,068,687	(6)	19.2%	—		—
David Smith (9)	—		—	175,000		13.2%
Early Equities LLC (9)	—		—	100,000	(7)	7.5%
Richard E. Uihlein (11)	11,223,949	(12)	18.6%	—		—
Directors and Named Executive Officers
James C. Czirr	13,610,095	(5)	21.4%	100,000		7.3%
Gilbert F. Amelio, Ph.D.	139,614		*	—		—
Kevin Freeman	888,881	(10)	1.5%	—		—
Joel Lewis	361,785		*	—		—
Gilbert S. Omenn, M.D., Ph.D.	260,990		*	50,000		3.7%
Marc Rubin, M.D.	118,146		*	—		—
Richard E. Uihlein	11,223,949	(12)	18.6%	—		—
Richard A. Zordani	15,353		*	—		—

Name and Address (1)	Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock (3)	Shares of Series A Preferred Stock Beneficially Owned	Percent of Series A Preferred Stock (4)
Elissa J. Schwartz	—	—	—	—
Kary Eldred	911,575 (13)	1.6%	—	—
Harold H. Shlevin, Ph.D.	366,706	*	—	—
Pol F. Boudes	60,000	*	—	—
Jack W. Callicutt	293,905	*	—	—
All executive officers and directors as a group (13 persons)	28,250,999 (14)	42.4%	150,000	11.0%

* Less than 1%.
(1)	Except as otherwise indicated, the address for each named person is c/o Galectin Therapeutics Inc., 4960 Peachtree Industrial Blvd., Suite 240, Norcross, GA 30071.
(2)
Includes the following number of shares of our common stock issuable upon exercise of outstanding stock options granted to our named executive officers and directors that are exercisable within 60 days after February 28, 2021.

Directors, Nominees and Named Executive Officers	Options Exercisable Within 60 Days
James C. Czirr	755,125
Gilbert F. Amelio, Ph.D.	75,000
Marc Rubin, M.D.	104,565
Gilbert S. Omenn, M.D., Ph.D	178,750
Kevin Freeman	179,839
Kary Eldred	101,875
Joel Lewis.	170,916
Richard E. Uihlein.	66,362
Harold Shlevin, Ph.D.	358,000
Pol F. Boudes, M.D.	60,000
Jack Callicutt	289,706

All executive officers and directors as a group	2,340,138

(3)
For each named person and group included in this table, percentage ownership of our common stock is calculated by dividing the number of shares of our common stock beneficially owned by such person or group by the sum of (i) 57,156,030 shares of our common stock outstanding as of February 28, 2021 and (ii) the number of shares of our common stock that such person has the right to acquire within 60 days after February 28, 2021.

(4)	Based on 1,302,500 shares of Series A preferred stock outstanding as of February 28, 2021.
(5)
Includes (i) 12,068,687 shares of common stock and stock held by 10X Fund, L.P., as to which Mr. Czirr, in his capacity as a managing member of 10X Capital Management Fund, LLC, a Florida limited liability company and general partner of 10X Fund (referred to herein as 10X Management) has shared voting and investment power, and disclaims beneficial ownership, which shares consist of: 5,732,253 common shares issuable upon exercise of warrants; shares of common stock acquired upon exercise of warrants; and common shares issued as stock dividends paid on the Series B preferred stock which is net of shares sold or distributed to 10X Fund, L.P.; and (ii) 1,541,408 shares of common stock owned directly by Mr. Czirr, consisting of 769,616 shares of common stock owned by Mr. Czirr, 755,125 shares issuable upon the exercise of vested stock options owned by Mr. Czirr, and 16,667 shares of our common stock issuable upon conversion of Series A preferred stock owned by Mr. Czirr.

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

(10)
Includes 569,141 shares of the Company’s common stock managed by Cross Consulting and Services, LLC, a Texas limited liability company, d/b/a Freeman Global Investment Counsel. Mr. Freeman, in his capacity as CEO of Freeman Global Investment Counsel, has voting and investment control over, but disclaims beneficial ownership of, these shares.

(11)	Contact: c/o Uline Corporation, 12575 Uline Drive, Pleasant Prairie, WI 53158
(12)
Includes (i) 7,937,869 shares of common stock, (ii) 3,136,384 common shares issuable upon the exercise of common stock purchase warrants, (iii) 66,362 common shares issuable upon the exercise of common stock options, and (iv) 83,334 common shares issuable upon conversion of Series C preferred non-voting
stock.

(13)
Includes 44,915 shares of common stock, 16,869 common stock purchase warrants, and 101,875 common stock options personally owned by Mr. Eldred and 431,527 shares of common stock and 311,964 common stock purchase warrants owned by two private foundations over which Mr. Eldred shares management control, and 4,425 shares of Common Stock held in a trust for a minor child; however, Mr. Eldred disclaims beneficial ownership of the shares and warrants owned by such private foundations and trust.

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

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2020 about the securities issued, or authorized for future issuance, under our equity compensation plans, consisting of our 2001 Stock Incentive Plan, our 2003
Non-Employee
Director Stock Incentive Plan, our 2009 Incentive Compensation Plan and our 2019 Omnibus Equity Incentive Plan at December 31, 2020.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,487,575	$3.90	2,872,307
Equity compensation plans not approved by security holders (1)	500,000	$7.02	—

Total	3,987,575	$4.29	2,872,307

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
Certain Relationships and Related Transactions
Except as set forth below, since the beginning of fiscal year 2020, we did not participate in any transactions in which any of the Company Nominees, Series B Directors or Series B Nominees, executive officers, any beneficial owner of more than 5% of our common stock, nor any of their immediate family members, had a direct or indirect material interest.
Our Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, conduct an appropriate review of, and be responsible for the oversight of, all related party transactions on an ongoing basis. Except as set forth below, there were no related party transactions during the fiscal year ended December 31, 2020.
The Company has a $10 million Line of Credit arrangement with Richard E. Uihlein, a director and shareholder pursuant to an agreement established in December, 2017 and amended in December, 2018 and January, 2019. Under the arrangement the Company may borrow up to $10 million from Mr. Uihlein on an unsecured basis and with any borrowings bearing interest at the Applicable Federal Rate for short terms loans published by the Internal Revenue Service (0.14% in January 2021). Borrowings may be made through December 31, 2021 with repayment due on December 31, 2022. In connection with the Line of Credit agreement, the Company issued to Mr. Uihlein warrants to purchase 1 million shares of the Company’s common stock for $5 per share. Half of the warrants vested at closing of the Line of Credit and the other half vest ratably with borrowings under the agreement. As of the date of this Annual Report, there have been no borrowings under the Line of Credit.

Compensation Committee Interlocks and Insider Participation
None of our executive officers or directors serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.
Board Determination of Director Independence
Our board of directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our board has determined that all of our directors other than Mr. Lewis and Dr. Shlevin are “independent directors” as defined by The NASDAQ Stock Market. Our board of directors also determined that Drs. Amelio, Rubin, and Mr. Freeman, who comprise our nominating and governance committee, all satisfy the independence standards for such committees established by the SEC and the NASDAQ Marketplace Rules, as applicable. With respect to our audit committee, our board of directors has determined that Messrs. Zordani, Freeman and Eldred satisfy the independence standards for such committee established by Rule
10A-3
under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable. Furthermore, the Nominating and Corporate Governance Committee, with concurrence by the Board, has determined that Mr. Zordani is an “audit committee financial expert” within the meaning of SEC rules. With respect to our compensation committee, our board of directors has determined that Drs. Omenn, Amelio and Mr. Freeman satisfy the independence standards for such committee established by Rule
10C-1
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

Item 14. Principal	Accountant Fees and Services
The Board of Directors has appointed Cherry Bekaert LLP as our independent auditors for the fiscal year ending December 31, 2020.
FEES PAID TO CHERRY BEKAERT LLP

	Fiscal Year 2020	Fiscal Year 2019
Audit Fees (1)	$135,000	$161,000
Audit-Related Fees (2)	14,323	22,000
Tax Fees	17,000	16,400
All Other Fees	—	—

Total Fees	$166,323	$199,400

(1)
Audit Fees.
These are fees for professional services for the audit of our annual financial statements dated December 31, 2020 and 2019 and the and the effectiveness of internal control over financial reporting for the Company as of December 31, 2019 included in our Annual Reports on Form
10-K
for fiscal years then ended, and review of financial statements included in our Quarterly Reports on Form
10-Q
for each fiscal quarter during the 2020 and 2019 fiscal years.

(2)
Audit-Related Fees
. These are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including financial disclosures made in our equity finance documentation and registration statements filed with the SEC that incorporate financial statements and the auditors’ report thereon and reviewed with our Audit Committee on financial accounting/reporting standards.

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
3. Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of Galectin Therapeutics Inc., as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 30, 2012.)

3.2	Amended and Restated Bylaws of Galectin Therapeutics Inc., as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Pro Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Nevada on October 5, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2007.)

3.4	First Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A 12% Convertible Preferred Stock of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on May 15, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2017.)

3.5	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series B-3 Convertible Preferred Stock of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on September 22, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

3.6	First Amendment to Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series B-3 Convertible Preferred Stock of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on May 15, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2017.)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Common Stock (Class W) of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on February 13, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2017.)

3.8	First Amendment to Certificate of Designation of Preferences, Rights and Limitations of Common Stock (Class W) of Galectin Therapeutics, Inc., as filed with the Secretary of State of the State of Nevada on May 15, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2017.)

Exhibit Number	Description of Document

3.9	Certificate of Designation of Preferences, Rights and Limitation of Series C Super Dividend Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of Nevada on December 30, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.)

3.10	Certificate of Change as filed with the Nevada Secretary of State on March 1, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)

4.1	Form of Class A-1 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.2	Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.3	Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2009.)

4.4	Amended Form of Class A-1 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.5	Amended Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.6	Amended Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 27, 2011.)

4.7	Form of Warrant Agreement between Galectin Therapeutics Inc. and Continental Stock Transfer and Trust Company, as warrant agent (including form of warrant certificate) (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)

4.8	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

4.9	Form of Class B-3 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

4.10	Form of Lock-Up Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2016.)

4.11	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

4.12	Form of Common Stock Purchase Warrant issued to Richard E. Uihlein (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 19, 2017.)

4.13	First Amendment to Common Stock Purchase Warrant, dated December 20, 2018, by and between Richard E. Uihlein and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 3, 2019.)

4.14	Second Amendment to Common Stock Purchase Warrant, dated January 11, 2019, by and between Richard E. Uihlein and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

4.15	Form of Amended and Restated Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

Exhibit Number	Description of Document

4.16	Form of Amended and Restated 10X Fund Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

4.17	Form of Non-Transferable Subscription Rights Certificates (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 6, 2019.)

4.18	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 6, 2019.)

4.19	Form of Warrant Agency Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 6, 2019.)

4.20*	Description of Registrant’s securities

10.1†	Galectin Therapeutics 2009 Incentive Compensation Plan (as amended) (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 6, 2019.)

10.2†	Form of Restricted Stock Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.3†	Form of Non-Qualified Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.4†	Form of Incentive Stock Option Grant Agreement (under the 2009 Incentive Compensation Plan). (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2009.)

10.5†	Galectin Therapeutics 2019 Omnibus Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive proxy statement filed with the Commission on October 17, 2019.)

10.6†	Common Stock Purchase Warrant dated August 3, 2010 issued to Peter Traber. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2010.)

10.7†	Non-Qualified Stock Option Agreement dated March 7, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 9, 2011.)

10.8	Agreement dated April 22, 2011, between Pro-Pharmaceuticals, Inc. and Sigma-Aldrich, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 28, 2011.)

10.9†	Non-Qualified Stock Option Agreement for James C. Czirr (Incorporated by reference to the Company’s Registration Statement on Form S-8, as filed with the Commission on August 15, 2011.)

10.10†	Amended and Restated Employment Agreement dated December 11, 2014 between Harold H. Shlevin and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 12, 2014.)

10.11†	First Amendment to Employment Agreement, dated June 8, 2018, by and between Galectin Therapeutics Inc. and Harold H. Shlevin, Ph.D. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 12, 2018)

10.12	Amended Form of Class A-2 Common Stock Purchase Warrant (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.14	Amended Form of Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

Exhibit Number	Description of Document

10.15†	Employment Agreement dated June 20, 2013 between Jack W. Callicutt and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.16†	Amendment to Employment Agreement dated August 11, 2017 between Jack W. Callicutt and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2017.)

10.17	Project Addendum (with Master Services Agreement), dated March 6, 2015, by and between Galectin Therapeutics Inc. and PPD Development, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 12, 2015.)***

10.18	Securities Purchase Agreement, dated November 19, 2015, by and among Galectin Therapeutics Inc. and the Purchasers identified therein (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.19	Placement Agency Agreement, dated November 19, 2015, by and between Galectin Therapeutics Inc. and Roth Capital Partners, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.20	Registration Rights Agreement, dated November 19, 2015, by and between Galectin Therapeutics Inc. and the Purchasers signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015.)

10.21	Project Addendum Modification, dated March 11, 2016, by and between Galectin Therapeutics, Inc. and PPD Development, L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 15, 2016.)***

10.22†	Jack W. Callicutt Retention Bonus Letter Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 20, 2016.)

10.23†	Harold H. Shlevin, Ph.D. Retention Bonus Letter Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 20, 2016.)

10.24	Securities Purchase Agreement, dated September 22, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2016.)

10.25†	Employment Agreement, dated February 19, 2020, by and between Galectin Therapeutics Inc. and Pol F. Boudes, M.D. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 20, 2020.)

10.26	Registration Rights Agreement, dated September 22, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 27, 2016.)

10.27	Form of Subscription Agreement entered into between Galectin Therapeutics Inc. and certain purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

10.28	Amendment to Securities Purchase Agreement, dated December 23, 2016, by and between Galectin Therapeutics Inc. and 10X Fund, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

10.29	At Market Issuance Sales Agreement, dated May 19, 2017, by and between Galectin Therapeutics Inc. and FBR Capital Markets & Co. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on May 19, 2017.)

Exhibit Number	Description of Document

10.30	Line of Credit Agreement, dated December 19, 2017, by and between Galectin Therapeutics Inc. and Richard E. Uihlein. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 19, 2017.)

10.31	First Amendment to Line of Credit Agreement, dated as of December 20, 2018, by and between Richard E. Uihlein and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 3, 2019.)

10.32	Second Amendment to Line of Credit Letter Agreement, dated January 11, 2019, by and between Richard E. Uihlein and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

21.1*	Subsidiaries of Galectin Therapeutics Inc.

23.1*	Consent of Cherry Bekaert LLP, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
#	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***
Galectin Therapeutics, Inc. has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2021.

GALECTIN THERAPEUTICS INC.

By:	/S/ JOEL LEWIS
Name: JOEL LEWIS. Title: Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOEL LEWIS Joel Lewis	Chief Executive Officer, President and Director (principal executive officer)	March 31, 2021

/S/ JACK W. CALLICUTT Jack W. Callicutt	Chief Financial Officer (principal financial and accounting officer)	March 31, 2021

/S/ RICHARD E. UIHLEIN Richard E. Uihlein	Director and Chairman of the Board	March 31, 2021

/S/ GILBERT F. AMELIO, Ph.D. Gilbert F. Amelio, Ph.D.	Director	March 31, 2021

/S/ JAMES C. CZIRR James C. Czirr	Director	March 31, 2021

/S/ KARY ELDRED Kary Eldred	Director	March 31, 2021

/S/ KEVIN D. FREEMAN Kevin D. Freeman	Director	March 31, 2021

/S/ GILBERT S. OMENN, M.D., Ph.D. Gilbert S. Omenn, M.D., Ph.D.	Director	March 31, 2021

/S/ MARC RUBIN, M.D. Marc Rubin, M.D.	Director	March 31, 2021

/S/ ELISSA J. SCHWARTZ, Ph.D. Elissa J. Schwartz, Ph.D.	Director	March 31, 2021

/S/ HAROLD H. SHLEVIN, Ph.D. Harold H. Shlevin, Ph.D.	Director	March 31, 2021

/S/ RICHARD A. ZORDANI Richard A. Zordani	Director	March 31, 2021

Galectin Therapeutics Inc. and subsidiaries

1. Reports of Independent Registered Public Accounting Firm	F-1
2. Consolidated Balance Sheets as of December 31, 2020 and 2019	F-4
3. Consolidated Statements of Operations for the years ended December 31, 2020 and 2019	F-5
4. Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2020 and 2019	F-6
5. Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019	F-8
6. Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Galectin Therapeutics Inc. and Subsidiaries:
Opinions on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Galectin Therapeutics Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinions.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Description of Matter
As described further in Note 1 to the consolidated financial statements, the Company has incurred losses each year from inception through December 31, 2020, and expects to incur additional losses in the foreseeable future. Currently, management’s forecasts and related assumptions illustrate their ability to sufficiently fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. The judgments with the highest degree of impact and subjectivity in reaching this conclusion included its ability to raise capital through debt and equity issuances to fund research and development clinical trial costs and other general and administrative costs. As a result, a high degree of auditor judgment and increased audit effort was required in performing audit procedures to evaluate the reasonableness of management’s estimates.

How We Addressed the Matter in Our Audit
Our audit procedures included the following:

•   Obtained an understanding of the internal controls and processes in place over the Company’s preparation of forecasted information and considerations of the Company’s obligations.

•   We tested the reasonableness of the forecasted research and development expenses, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, consideration of the Company’s relationships with its financing partners, performance of a sensitivity analysis of accelerated uses of cash, and creation of an independent estimate of expected future cash flows.

Valuation of Accrued and Prepaid Clinical Trial Expenses

Description of Matter
The Company’s accrued expenses total approximately $4 million at December 31, 2020, which included the estimated obligation for clinical trial expenses incurred as of December 31, 2020 but not paid as of that date in the amount of approximately $3.1 million. In addition, the Company’s total prepaid expenses and other current assets totaled $2.3M, which included amounts that were paid in advance of services incurred pursuant to clinical trials in the amount of approximately $1.1 million. As discussed in Note 2 to the consolidated financial statements, when the third party contract research organization and other vendor billing terms do not coincide with the Company’s period-end,
the Company is required to make estimates of its obligations to those vendors, including personnel costs, allocated facility costs, lab supplies, outside services, contract laboratory costs related to manufacturing drug product, clinical trials and preclinical studies costs incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the vendor service contract, where applicable. Payments for these activities are based on the terms of the individual arrangements and may result in payment terms that differ from the pattern of costs incurred. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the clinical expense.

Auditing the Company’s accrued and prepaid clinical trial expenses is especially challenging due to the large volume of information received from multiple vendors that perform services on the Company’s behalf. While the Company’s estimates of accrued and prepaid clinical trial expenses are primarily based on information received related to each study from its vendors, the Company may need to make an estimate for additional costs incurred. Additionally, due to the long duration of clinical trials and the timing of invoicing received from vendors, the actual amounts incurred are not typically known at the time the financial statements are issued.

How We Addressed the Matter in Our Audit
Our audit procedures included the following:

•   Obtained an understanding of the internal controls and processes in place over the Company’s process used in determining the valuation and completeness of accrued and prepaid clinical trial expenses.

•   We tested the accuracy and completeness of the underlying data used in determining the accrued and prepaid clinical trial expenses and evaluating the assumptions and estimates used by management to adjust the actual information received. We corroborated the schedules of the underlying data used in the accrual calculation with the Company’s third party contract research organization who oversees the clinical trials. To evaluate the completeness and valuation of the accrual, we also tested subsequent invoices received to assess the impact to the accrual.

/s/ CHERRY BEKAERT LLP
We have served as the Company’s auditor since 2015.
Atlanta, Georgia
March 31, 2021

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$27,142	$47,480
Prepaid expenses and other current assets	2,323	729

Total current assets	29,465	48,209

Property and equipment, net	—	—
Other	135	258

Total assets	$29,600	$48,467

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,292	$1,661
Accrued expenses	4,042	1,093
Accrued dividends payable	65	66

Total current liabilities	5,399	2,820

Other liabilities	8	52

Total liabilities	5,407	2,872

Commitments and contingencies (Note 10)
Series C 6% super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 issued and outstanding at December 31, 2020 and 2019, redemption value: $8,546,000, liquidation value: $1,786,000 at December 31, 2020	1,723	1,723
Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at December 31, 20 20 and 201 9 , 20,000,000 shares designated at December 31, 2020 and 2019, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,302,500 and 1,327,500 issued and outstanding at December 31, 2020 and 2019, respectively, liquidation value $1,302,500 at December 31, 2020	527	537
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2020 and 2019, 57,077,055 and 56,894,642 issued and outstanding at December 31, 2020 and 2019, respectively	56	56
Additional paid-in capital	261,883	259,673
Accumulated deficit	(239,996)	(216,394)

Total stockholders’ equity	22,470	43,872

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$29,600	$48,467

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020		2019
	(in thousands, except per share amounts)
Operating expenses:
Research and development		$17,976	$7,467
General and administrative		5,468	5,971

Total operating expenses		23,444	13,438

Total operating loss		(23,444)	(13,438)

Other income (expense):
Interest income		66	231
Interest expense		(87)	(87)

Total other income (expense)		(21)	144

Net loss		$(23,465)	$(13,294)

Preferred stock dividends		(137)	(263)
Warrant modification (Note 5)		—	(6,622)

Net loss applicable to common stockholders		$(23,602)	$(20,179)

Basic and diluted net loss per share	$	(0.41)	$(0.39)
Shares used in computing basic and diluted net loss per share		57,029	52,238
See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2020 and 2019
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at January 1, 2019	176	$1,723

Balance at December 31, 2019	176	$1,723

Balance at December 31, 2020	176	$1,723

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) —   (Continued)
For the Years Ended December 31, 2020 and 2019
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Series B-1 12% Convertible Preferred Stock		Series B-2 12% Convertible Preferred Stock		Series B-3 8% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2019	1,327,500	$537	900,000	$1,761	2,100,000	$3,697	2,508,000	$1,224	41,190,905	$41	$194,130	$(196,215)	$5,175
Series A 12% convertible preferred stock dividend									13,275		49	(129)	(80)
Series B-1 12% convertible preferred stock dividend												(6)	(6)
Series B-2 12% convertible preferred stock dividend												(15)	(15)
Series B-3 8% convertible preferred stock dividend												(9)	(9)
Series C super dividend redeemable convertible preferred stock dividend									14,280		53	(104)	(51)
Issuance of common stock									11,150,620	10	47,809		47,819
Conversion of Series B Convertible Preferred to common			(900,000)	(1,767)	(2,100,000)	(3,697)	(2,508,000)	(1,224)	3,789,346	4	6,678
Issuance of common stock for warrant exercises									585,223	1	2,499		2,500
Issuance of common stock for stock option exercises									150,993		150		150
Warrant modification (Note 5)											6,622	(6,622)
Stock-based compensation expense											1,683		1,683
Net loss												(13,294)	(13,294)

Balance at December 31, 2019	1,327,500	$537	—	—	—	—	—	—	56,894,642	$56	$259,673	$(216,394)	$43,872
Series A 12% convertible preferred stock dividend									26.300		61	(61)
Series C super dividend redeemable convertible preferred stock dividend									33,416		76	(76)
Issuance of common stock									14,452		44		44
Conversion of Series A Convertible Preferred to common	(25,000)	(10)							4,553		11		1
Issuance of common stock for stock option exercises									84,624		219		219
Stock-based compensation expense									19,068		1,799		1,799
Net loss												(23,465)	(23,465)

Balance at December 31, 2020	1,302,500	$527	—	—	—	—	—	—	57,077,055	$56	$261,883	$(239,996)	$22,470

See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,465)	$(13,294)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of right to use asset	36	35
Stock-based compensation expense	1,799	1,683
Non-cash interest expense	87	87
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,594)	(356)
Accounts payable and accrued expenses	2,536	997

Net cash from operating activities	(20,601)	(10,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash from investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	263	50,469
Payment of preferred stock dividends	—	(394)

Net cash from financing activities	263	50,075

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,338)	39,227
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,480	8,253

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,142	$47,480

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$137	$102
See notes to consolidated financial statements.

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business, Basis of Presentation and Liquidity
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
Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.
The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2020, the Company had $27,142,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, including availability of the line of credit (see Note 8), to fund currently planned operations at least through March 31, 2022. We will require more cash to fund our operations after March 31, 2022 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. Currently, we expect to require an additional approximately
$45-$50 million
to cover costs of the trial to reach the planned interim analysis estimated to occur in the second half of 2023 along with drug manufacturing and other scientific support activities and general and administrative costs. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before March 31, 2022, we may be required to cease operations.
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
Use of Estimates.
 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, equity, revenue, expenses and related disclosure of contingent assets and liabilities. Management’s estimates and judgments include assumptions used in stock option valuations, useful lives of property and equipment and intangible assets, accrued liabilities, deferred income taxes and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.
Fair Value Measurements
. The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The estimated value of accounts payable and accrued expenses approximates their carrying value due to their short-term nature. There were no Level 2 or 3 assets or liabilities at December 31, 2020 or 2019.
Cash and Cash Equivalents.
 The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents at December 31, 2020 or 2019.
Prepaid Expenses and Other Current Assets.
 Prepaid expenses and other assets consist principally of prepaid insurance, deposits related to the NAVIGATE trial and deferred financing costs (see Note 8).

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
Security Deposit.
 At December 31, 2020 and 2019, the Company had a security deposit of $6,000 for leased office space included in Prepaid Expenses and Other Current Assets.
Long-Lived Assets.
The Company reviews all long-lived assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of assets to be held or used is measured by comparison of the carrying value of the asset to the future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds the discounted future cash flows expected to be generated by the asset. There were no impairments of long-lived assets at December 31, 2020 or 2019.
Accrued Expenses
. As part of the process of preparing our consolidated financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses include professional service fees, such as those arising from the services of attorneys and accountants and accrued payroll expenses. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or costs of such services, our reported expenses for a reporting period could be understated or overstated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services are often subject to our judgment. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the U.S.
Warrants.
 The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. There were no warrant liabilities as of December 31, 2020 or 2019.
Research and Development Expenses.
 Research and development expenses, including personnel costs, allocated facility costs, lab supplies, outside services, contract laboratory costs related to manufacturing drug product, clinical trials and preclinical studies are charged to research and development expense as incurred. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. Our current NAVIGATE clinical trial is being supported by third-party contract research organizations, or CROs, and other vendors. We accrue expenses for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. For clinical trial expenses and related expenses associated with the conduct of clinical trials, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients have been enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, review of contractual terms and correspondence with CROs. We base our estimates on the best information available at the time. We monitor patient enrollment levels and related activities to the extent possible through discussions with CRO personnel and based our estimates of clinical trial costs on the best information available at the time. However, additional information may become available to us which will allow us to make a more accurate estimate in future periods. In that event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain.
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

Recently Adopted Accounting Standards
. In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”)
No. 2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU
2019-12”),
which is intended to simplify various aspects related to accounting for income taxes. ASU
2019-12
removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard will be effective for the Company’s interim and annual periods beginning with the first quarter of fiscal 2021 and must be applied on a modified retrospective basis. This standard will not materially impact the Company’s consolidated financial statements.

3.	Property and Equipment
Property and equipment consist of the following at December 31:

	2020	2019
	(in thousands)
Leasehold improvements	$2	$2
Computer and office equipment	13	13
Furniture and fixtures	59	59

Total	74	74
Less accumulated depreciation and amortization	(74)	(74)

Property and equipment — net	$—	$—

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $0 and $0, respectively.

4.	Accrued Expenses
Accrued expenses consist of the following at December 31:

	2020	2019
	(in thousands)
Legal and accounting fees	$122	$81
Accrued compensation	789	973
Lease liability	44	39
Accrued research and development costs and other	3,087	—

Total	$4,042	$1,093

5.	Stockholders’ Equity
At December 31, 2020, the Company had 100,000,000 shares of common stock and 20,000,000 undesignated shares authorized. As of December 31, 2020, 1,742,500 shares have been designated for Series A 12% Convertible Preferred Stock, 900,000 shares have been designated for Series
B-1
Convertible Preferred Stock, 2,100,000 shares have been designated for Series
B-2
Convertible Preferred Stock, 1,000 shares have been designated for Series C Super Dividend Convertible Preferred Stock, 2,508,000 shares have been designated for Series
B-3
Convertible Preferred Stock, 12,748,500 have been designated as common stock and no shares remain undesignated. All issued and outstanding shares of Series
B-1,
Series
B-2
and Series
B-3
Preferred Stock were converted into Common Stock on January 19, 2019.
2020 At Market Issuance of Common Stock
On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. In June 2020, the Company issued 14,452 shares of its common stock under the 2020 At Market Agreement for net proceeds of approximately $44,000.

2017 At Market Issuance of Common Stock
On May 19, 2017, the Company entered into an At Market Issuance Sales Agreement (the “2017 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2017 At Market Agreement. During the year ended December 31, 2019, the Company issued 662,459 shares of its common stock under the 2017 At Market Agreement for net proceeds of approximately $2,930,000. There were no issuances of common stock under the 2017 At Market Agreement in 2020, and the 2017 At Market Agreement was terminated in May 2020.
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
In 2020, 25,000 shares of Series A were converted into 4,553 shares of common stock which included 387 shares relating to the prorated dividend prior to conversion. There were no shares of Series A converted into shares of common stock in 2019. Prior to 2018, a total of 410,000 shares of Series A had been converted into 69,312 shares of common stock.
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
The terms of the Series C are as follows:
Conversion Rights
. Each holder of Series C may convert all, but not less than all, of his Series C shares plus accrued and unpaid dividends into Common Stock at the price of $6.00 per share of Common Stock (“Conversion Price”), such that approximately 1,667 shares of Common Stock will be issued per each converted share of Series C (accrued and unpaid dividends will be issued as additional shares). At December 31, 2018 and 2017, the 176 outstanding shares of Series C were convertible into a total of approximately 293,340 shares of Common Stock.
Subject to the continuing obligation to pay post conversion dividends, the Company may convert all, but not less than all, of the Series C (plus all accrued and unpaid dividends) into Common Stock, at the Conversion Price, upon such time that the closing price of the Common Stock is no less than $18.00 per share for 15 consecutive trading days.
Dividends
. Holders of Series C shall be entitled to receive cumulative non-compounding
dividends at the rate per share of Series C equal to the greater of (i) 6% per annum of the Stated Value (also defined as the “Floor”) or (ii) 2.5% of net sales until the total dividends paid is equal to the initial investment and 1.25% of net sales thereafter. The maximum amount each Series C shareholder will receive in dividend payments is equal to $100,000 (the “Maximum Payout”). For purposes of this dividend calculation, net sales shall mean gross revenues actually received by the Company, from the sale or licensing of the product DAVANAT
®
(GM-CT-01),
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
Series C Post Conversion Dividend Right
. In the event that any share of Series C is converted into Common Stock before the Maximum Payout is paid in respect of such converted share of Series C, then the holder shall have the right to continue to receive dividends in respect of such converted share of Series C equal to the remaining payout (the “Series C Preferred Stock Post Conversion Dividend Right”) which shall be equal to the Maximum Payout less the cumulative dividends received through the conversion date. One share of Series C Preferred Stock Post Conversion Dividend Right shall be issued for each such converted share of Series C. The holder of each Series C Preferred Stock Post Conversion Dividend Right shall receive the remaining payout on an equal basis and in conjunction with the then outstanding shares of Series C and all the other then outstanding Series C Post Conversion Dividend Rights, in the same manner and subject to the same terms and conditions as applicable to the payment of dividends on each share of Series C, except that for purposes of calculating the dividend the Floor shall not apply. The Series C Preferred Stock Post Conversion Dividend Right shall have no stated value, liquidation preference or right to any dividends or distributions other than the remaining payout. The Series C Preferred Stock Post Conversion Right is subject to redemption in the same manner as outstanding Series C shares.
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
Liquidation Rights
. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Series C will receive $10,000 per share plus accrued and unpaid dividends, payable prior and in preference to any distributions to the holders of Common Stock but after and subordinate to the Series A 12% Convertible Preferred Stock (“Series A”), Series
B-1
and Series
B-2,
subject to the Maximum Payout.
Redemption
. Upon a sale of the Company, the Company shall redeem all of the then outstanding shares of Series C and Series C Preferred Stock Post Conversion Rights within thirty (30) days after the transaction constituting the sale of the Company is closed and such closing is fully funded. The price to redeem a share of Series C and each redeemed Series C Preferred Stock Post Conversion Redemption Right shall be equal to (i) (A) the applicable return on investment (“ROI”) percentage, multiplied by (B) $10,000, minus (ii) the cumulative dividends received through the redemption date. The redemption price shall be payable at the Company’s option either in cash or in shares of common stock valued at the higher of (i) $3.00 per share or (ii) the average market price for the ten consecutive trading days ending immediately prior to the date of redemption. The ROI Percentage shall mean the percentage that applies as of the redemption date, as follows:
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
Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2020 and 2019. At December 31, 2020, the Series C redemption value was $8,546,000.
Voting Rights
. The Series C shares have no voting rights.
6. Warrants
Warrant activity is summarized as follows:

Outstanding at December 31, 2018	10,647,026
Issued	2,622,154
Exercised	(730,976)
Canceled	—

Outstanding at December 31, 2019	12,538,204

Issued	—
Exercised	—
Canceled	—

Outstanding at December 31, 2020	12,538,204

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2020.

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
Summary of Stock-Based Compensation Plans
At December 31, 2020, the Company has a stock-based compensation plan where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs. In December 2019, the Company adopted the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) which provided for the issuance of up to 4,000,000 shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2020, 2,822,000 shares were available for future grant under the 2019 Plan. Also, the Company previously had the 2009 Incentive Compensation Plan (the “2009 Plan”) which, after amendments, provided for issuance of up to 6,733,334 shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. Provisions of the 2009 Plan stipulated that no grants could be made after February 2019; however, grants made prior to that date remain outstanding for their legal term.
In addition, the Company has awarded 1,477,379
non-plan
stock option grants to employees and
non-employees.
These
non-plan
grants have vesting periods and expiration dates similar to those options granted under the Incentive Plans. At December 31, 2020, 500,000 non-plan
grants were outstanding.
Stock-Based Compensation
Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Year Ended December 31,
	2020	2019
Research and development	$516	$318
General and administrative	1,283	1,365

Total stock-based compensation expense	$1,799	$1,683

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2020	2019
Risk-free interest rate	1.26%	2.68%
Expected life of the options	6.0 years	6.0 years
Expected volatility of the underlying stock	97.9%	103.7%
Expected dividend rate	0%	0%
As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 10 years, generally with 5 to 6 years representing the estimated life of options granted to employees. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends on common stock in the foreseeable future. At December 31, 2020, the Company does not anticipate any option awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.
The following table summarizes the stock option activity in the stock-based compensation plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	2,713,979	$4.67
Granted	530,000	4.72
Forfeited/Cancelled	(92,730)	2.91
Exercised	(150,993)	1.83

Outstanding, December 31, 2019	3,000,256	$4.88
Granted	1,095,000	2.51
Forfeited/Cancelled	(834)	1.80
Exercised	(106,847)	2.61

Outstanding, December 31, 2020	3,987,575	$4.29	6.34	$450

Exercisable, December 31, 2020	3,335,908	$4.68	5.75	$303
The aggregate intrinsic value in the table above represents the total pre-tax
amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2020, based on the closing price of the Company’s common stock of $2.24 on that date.
The weighted-average grant-date fair values of options granted during 2020 and 2019 were $1.92 and $3.83, respectively. As of December 31, 2020 and 2019, there were unvested options to purchase 651,667 and 407,500 shares of common stock, respectively. Total expected unrecognized compensation cost related to such unvested options is $1,052,000 at December 31, 2020, which is expected to be recognized over a weighted-average period of 2.53 years.
The aggregate intrinsic value of stock options exercised for the year ended December 31, 2020 and 2019 was $39,792 and $594,302, respectively.
During the years ended December 31, 2020 and 2019, 850,833 and 130,490 options became vested, respectively. The total grant date fair value of options vested during the years ended December 31, 2020 and 2019 was $2,531,758 and $491,000, respectively.

The following table summarizes additional information regarding outstanding and exercisable options under our stock-based compensation plans at December 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Price (Range)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
		(in years)
$0.87 – 1.00	190,500	5.95	$0.88	190,500	$0.88
$1.01 – 3.00	1,683,060	7.81	2.47	1,031,393	2.60
$3.01 – 5.00	1,053,040	7.17	4.35	1,053,040	4.35
$5.01 – 8.00	878,475	3.27	6.55	878,475	6.55
$8.01 – 13.38	182,500	3.06	13.38	182,500	13.38

	3,987,575	6.34	$4.29	3,335,908	$4.68

Restricted Stock Issuances
In January 2020, two directors elected to take restricted stock grants in lieu of cash retainers for 2020. A total of 32,693 shares of restricted stock valued at approximately $94,000 is being amortized to expense on a straight-line basis until January 9, 2021 when the stock vested in full.
In January 2019, two directors elected to take restricted stock grants in lieu of cash retainers for 2019. A total of 19,068 shares of restricted stock valued at approximately $90,000 is being amortized to expense on a straight-line basis until January 16, 2020 when the stock vested in full.
Deferred Stock Units
In September 2020, the Company entered into an employment agreement with its new Chief Executive Officer whereby 20% of his base salary and performance bonuses will be paid in cash, and 80% will be paid in the form of deferred stock units (“
DSUs
”) in accordance with the terms and subject to the provisions set forth in the DSU Agreement. DSUs credited to Mr. Lewis as of any date shall be fully vested and nonforfeitable at all times. The Company shall issue the shares underlying the outstanding whole number of DSUs credited to Mr. Lewis as follows: twenty five percent shall be issued on March 1, 2023, twenty five percent shall be issued on September 1, 2023 and fifty percent shall be issued on March 1, 2024. For the year ended December 31, 2020, approximately $132,000 of his compensation was recorded as stock compensation expense representing 50,307 shares of common stock to be issued under the DSU agreement with a weighted average grant date fair value of $2.62 per share. There is no unrecognized compensation expense related to the DSUs.

8.	Line of Credit
The Company has a $10 million Line of Credit arrangement with Richard E. Uihlein, a director and shareholder pursuant to an agreement established in December, 2017 and amended in December, 2018 and January, 2019. Under the arrangement the Company may borrow up to $10 million from Mr. Uihlein on an unsecured basis and with any borrowings bearing interest at the Applicable Federal Rate for short terms loans published by the Internal Revenue Service (0.14% in January 2021). Borrowings may be made through December 31, 2021 with repayment due on December 31, 2022. In connection with the Line of Credit agreement, the Company issued to Mr. Uihlein warrants to purchase 1 million shares of the Company’s common stock for $5 per share. Half of the warrants vested at closing of the Line of Credit and the other half vest ratably with borrowings under the agreement. As of the date of this Annual Report, there have been no borrowings under the Line of Credit.
The fair value of the 500,000 warrants vested at closing in December 2017 was $696,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 98%, risk free interest rate of 2.05% and zero dividends. The fair value of the vested warrants was recorded in other current assets and other assets
(non-current)
as a deferred financing cost and were to be amortized on a straight-line basis from December 19, 2017 through December 31, 2019. The remaining unamortized balance of the deferred financing cost on January 11, 2019 was adjusted to be recorded as expense on a straight-line basis through December 31, 2022. Amortization for the year ended December 31, 2020 and 2019 of $87,000 and $87,000, respectively, was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through December 31, 2022 reflecting the second extension.

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

	Year Ended December 31,
	(in thousands, except per share amounts)
	2020	2019
Net loss	$ (23,465)	$ (13,294)
Preferred stock dividends	(137)	(263)
Warrant modification	—	(6,622)

Net loss applicable to common stockholders	$ (23,602)	$ (20,179)

Basic and diluted net loss per share	$ (0.41)	$ (0.39)
Shares used in computing basic and diluted net loss per share	57,029	52,238
Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year Ended December 31,
	2020 (Shares)	2019 (Shares)
Warrants to purchase shares of common stock	12,538,204	12,538,204
Options to purchase shares of common stock	3,987,575	3,000,256
Shares of common stock issuable upon conversion preferred stock	510,424	514,590

	17,036,203	16,053,050

10.	Commitments and Contingencies
Lease Commitments
The Company has one operating lease for its office space which was amended effective January 1, 2019 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first two months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table below, the Company is responsible for our pro-rata
share of the operating expenses for the building. Our lease cost for the years ended December 31, 2020 and 2019 was $44,000 and $44,000 and is included in general and administrative expenses. As of December 31, 2020, the right to use lease asset consisted of $48,000 and is included in other assets. Also, at December 31, 2020, current lease liability of $44,000 is included in accrued expenses and other and noncurrent lease liability of $8,000 is in other noncurrent liabilities.
Maturity of operating lease as of December 31, 2020 in thousands:

2021	$48
2022	8

Total	56

Less imputed interest	4

Present value of lease liability	$52

The discount rate used in calculating the present value of the lease payments was 11.04%.

Legal Proceedings
The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. There are no pending legal proceedings.
Clinical Trial and Research Contingencies
The Company has entered into agreements with contractors for research and development activities to further its product candidates. The contracts generally may be canceled at any time by providing thirty days’ notice.

11.	Galectin Sciences LLC
In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned
by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3
for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process
research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH have a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC and an additional $1,711,000 in total from 2015 through 2018. The Company contributed $448,000 and $147,000 for the LLC expenses (recorded in research and development expenses) in 2020 and 2019, and SBH contributed $35,000 in 2019 and a total of $123,000 in 2017 and 2016, respectively. As of December 31, 2020, the Company’s ownership percentage in the LLC was 83.4%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling
interest is also deemed to be immaterial. The Company’s portion of the LLC’s net loss for 2014, prior to the change in accounting discussed previously, was $400,000, which includes the Company’s proportionate share of the
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

The components of the net deferred tax assets are as follows at December 31:

	2020	2019
	(in thousands)
Operating loss carryforwards	$46,203	$39,982
Tax credit carryforwards	910	910
Other temporary differences	5,438	5,278

	52,551	46,170
Less valuation allowance	(52,551)	(46,170)

Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2020	2019
Tax benefit at U.S. statutory rates	(21%)	(21%)
State tax benefit	(4.7%)	(4.7%)
Permanent differences	0.8%	0.8%
Impact of the 2017 Tax Act	—	—
Other	(2.2%)	(4.2%)
Expiring state NOL’s	—	—
Changes in valuation allowance	27.1%	29.1%

	0%	0%

As of December 31, 2020, the Company has federal and state net operating loss carryforwards totaling $44,838,000 which will never expire as a result of the 2017 Tax Act. As of December 31, 2020, the Company has federal and state net operating loss carryforwards totaling $136,202,000 and $138,676,000 respectively, which expire through 2037. The net operating losses include Federal and State excess benefits related to stock options of $2,120,000 that will be charged to additional paid-in
capital when utilized. In addition, the Company has federal and state research and development credits of $733,000 and $176,000, respectively, which expire through 2034. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Past and subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.
The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2020 and 2019, the Company does not have any significant uncertain tax positions.

F-2
1