Form 10-Q
period 2021-03-31
GALECTIN THERAPEUTICS INC
filed 2021-05-17
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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
(678)
620-3186
(Registrant’s Telephone Number, Including Area Code)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GALT	The Nasdaq Stock Market

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
of the Exchange Act).    ☐  Yes     ☒  No
The number of shares outstanding of the registrant’s common stock as of May 10, 2021 was 58,094,788.

GALECTIN THERAPEUTICS INC.
INDEX TO FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

		PAGE
	PART I — FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020	5

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	20

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Mine Safety Disclosures	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits	20

SIGNATURES		22

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2021	December 31, 2020
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,760	$27,142
Prepaid expenses and other current assets	2,034	2,323

Total current assets	22,794	29,465

Other assets	103	135

Total assets	$22,897	$29,600

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$382	$1,292
Accrued expenses and other	4,281	4,042
Accrued dividends payable	—	65

Total current liabilities	4,663	5,399

Other liabilities	—	8

Total liabilities	4,663	5,407

Commitments and contingencies (Note 9)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at March 31, 2021 and December 31, 2020, redemption value: $8,467,000, liquidation value: $1,760,000 at March 31, 2021	1,723	1,723
Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at March 31, 2021 and December 31, 2020, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,302,500 issued and outstanding at March 31, 2021 and December 31, 2020, liquidation value $1,302,500 at March 31, 2021	527	527
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2021 and December 31, 2020, 57,186,655 and 57,077,055 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	56	56
Additional paid-in capital	262,264	261,883
Retained deficit	(246,336)	(239,996)

Total stockholders’ equity	16,511	22,470

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$22,897	$29,600

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)
Operating expenses:
Research and development	$4,899	$2,144
General and administrative	1,418	1,440

Total operating expenses	6,317	3,584

Total operating loss	(6,317)	(3,584)

Other income (expense):
Interest income	1	50
Interest expense	(22)	(22)

Total other income (expense)	(21)	28

Net loss	$(6,338)	$(3,556)

Preferred stock dividends	(2)	6

Net loss applicable to common stockholders	$(6,340)	$(3,550)

Net loss per common share — basic and diluted	$(0.11)	$(0.06)
Weighted average common shares outstanding — basic and diluted	57,132	56,956
See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,338)	$(3,556)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation expense	254	430
Amortization of right to use lease asset	10	9
Non-cash interest expense	22	22
Changes in operating assets and liabilities:
Prepaid expenses and other assets	289	173
Accounts payable, accrued expenses and other liabilities	(619)	(1,449)

Net cash from operating activities	(6,382)	(4,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	219

Net cash flows from financing activities	—	219

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,382)	(4,152)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,142	47,480

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,760	$43,328

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$67	$60
Reclassification of accrued bonus to additional paid in capital	60	—
See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2019	176	$1,723

Balance at March 31, 2020	176	$1,723

Balance at December 31, 2020	176	$1,723

Balance at March 31, 2021	176	$1,723

	Series A 12% Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2019	1,327,500	$537	56,894,642	$56	$259,673	$(216,394)	$43,872
Series A 12% convertible preferred stock dividend			13,275		26	14	40
Series C super dividend redeemable convertible preferred stock dividend			17,600		34	(9)	25
Issuance of common stock for exercise of warrants and options			84,624		219		219
Stock-based compensation expense			19,068		430		430
Net loss						(3,556)	(3,556)

Balance at March 31, 2020	1,327,500	$537	57,029,209	$56	$260,382	$(219,945)	$41,030

Balance at December 31, 2020	1,302,500	$527	57,077,055	$56	$261,883	$(239,996)	$22,470
Series A 12% convertible preferred stock dividend			13,025		28	10	38
Series C super dividend redeemable convertible preferred stock dividend			17,600		39	(12)	27
Issuance of common stock for exercise of options			46,282
Stock-based compensation expense			32,693		314		314
Net loss						(6,338)	(6,338)

Balance at March 31, 2021	1,302,500	$527	57,186,655	$56	$262,264	$(246,336)	$16,511

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
The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form
10-Q
reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2021 and the results of its operations for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2020 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form
10-K
for the year ended December 31, 2020.
The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2021, the Company had $20,760,000 of unrestricted cash and cash equivalents available to fund future operations. On April 16, 2021, the Company received $10,000,000 in proceeds from a convertible promissory note (see Note 12). The Company believes there is sufficient cash, including availability of the line of credit (see Note 3), to fund currently planned operations at least through September 30, 2022. We will require more cash to fund our operations after September 30, 2022 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. Currently, we expect to require an additional approximately
$35-$40 million
to cover costs of the trial to reach the planned interim analysis estimated to occur in the second half of 2023 along with drug manufacturing and other scientific support activities and general and administrative costs. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before September 30, 2022, we may be required to cease operations. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.
The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name
“Pro-Pharmaceuticals,
Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.
2. Accrued Expenses and Other
Accrued expenses consist of the following:

	March 31, 202 1	December 31, 2020
	(in thousands)
Legal and accounting fees	$122	$122
Accrued compensation	291	789
Lease liability	42	44
Accrued research and development costs and other	3,826	3,087

Total	$4,281	$4,042

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
3. Line of Credit
The Company has a $10 million Line of Credit arrangement with Richard E. Uihlein, a director and shareholder pursuant to an agreement established in December, 2017 and amended in December, 2018 and January, 2019. Under the arrangement the Company may borrow up to $10 million from Mr. Uihlein on an unsecured basis and with any borrowings bearing interest at the Applicable Federal Rate for short terms loans published by the Internal Revenue Service (0.14% in January 2021). Borrowings may be made through December 31, 2021 with repayment due on December 31, 2022. In connection with the Line of Credit agreement, the Company issued to Mr. Uihlein warrants to purchase 1 million shares of the Company’s common stock for $5 per share. Half of the warrants vested at closing of the Line of Credit and the other half vest ratably with borrowings under the agreement. The 500,000 warrants that vested at closing were exercised in May 2019 for cash proceeds to the Company of $2.5 million. As of the date of this Quarterly Report, there have been no borrowings under the Line of Credit.
The fair value of the 500,000 warrants vested at closing in December 2017 was $696,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 98%, risk free interest rate of 2.05% and zero dividends. The fair value of the vested warrants was recorded in other current assets and other assets
(non-current)
as a deferred financing cost and were to be amortized on a straight-line basis from December 19, 2017 through December 31, 2019. The remaining unamortized balance of the deferred financing cost on January 11, 2019 was adjusted to be recorded as expense on a straight-line basis through December 31, 2022. Amortization for the three months ended March 31, 2021 and 2020 of $22,000 and $22,000, respectively, was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through December 31, 2022 reflecting the second extension.
4. Stock-Based Compensation
Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Three Months Ended March 31,
	2021	2020
Research and development	$67	$157
General and administrative	187	273

Total stock-based compensation expense	$254	$430

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan
grants to Company executives, from December 31, 2020 through March 31, 2021:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2020	3,987,575	$4.29
Granted	1,865,000	2.11
Exercised	(70,000)	0.87
Options forfeited/cancelled	(20,000)	2.86

Outstanding, March 31, 2021	5,762,575	$3.63

As of March 31, 2021, there was $3,781,000 of unrecognized compensation related to 2,415,834 unvested options, which is expected to be recognized over a weighted–average period of approximately 2.3 years. The weighted-average grant date fair value for options granted during the three months ended March 31, 2021 was $1.56. The Company granted 1,865,000 stock options during the three months ended March 31, 2021. During the three months ended March 31, 2021, 70,000 stock options were exercised on a net basis resulting in the issuance of 46,282 shares of common stock.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.54%	1.55%
Expected life of the options	6 years	6 years
Expected volatility of the underlying stock	91%	100%
Expected dividend rate	0%	0%
In January 2020, two directors elected to take restricted stock grants in lieu of cash retainers for 2020. A total of 32,693 shares of restricted stock valued at approximately $93,500 is being amortized to expense on a straight-line basis until January 9, 2021 when the stock vests in full.
In March 2021, one director elected to take a restricted stock grant in lieu of cash retainers for 2021. A total of 16,588 shares of restricted stock valued at approximately $35,000 is being amortized to expense on a straight-line basis until December 31, 2021 when the stock vests in full.
In September 2020, the Company entered into an employment agreement with its new Chief Executive Officer whereby 20% of his base salary and performance bonuses will be paid in cash, and 80% will be paid in the form of deferred stock units (“
DSUs
”) in accordance with the terms and subject to the provisions set forth in the DSU Agreement. DSUs credited to Mr. Lewis as of any date shall be fully vested and nonforfeitable at all times. The Company shall issue the shares underlying the outstanding whole number of DSUs credited to Mr. Lewis as follows: twenty five percent shall be issued on March 1, 2023, twenty five percent shall be issued on September 1, 2023 and fifty percent shall be issued on March 1, 2024. For the three months ended March 31, 2021, approximately $100,000 of his compensation was recorded as stock compensation expense representing 44,593 shares of common stock to be issued under the DSU agreement with a weighted average grant date fair value of $2.24 per share. Also, Mr. Lewis’ bonus for the year ended December 31, 2020 of $60,000 (which was included in accrued compensation at December 31, 2020) was approved in March 2021 and represents 27,027 shares of common stock to be issued under the DSU agreement with a grant date fair value of $2.22 per share. The $60,000 was reclassified from accrued compensation to additional paid in capital in March 2021
.
There is no unrecognized compensation expense related to the DSUs.
5. Common Stock Warrants
The following table summarizes the common stock warrant activity from December 31, 2020 through March 31, 2021:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2020	12,538,204	$4.22
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—

Outstanding, March 31, 2021	12,538,204	$4.22

The weighted average expiration of the warrants outstanding as of March 31, 2021 is 3.2 years.
6. Fair Value of Financial Instruments
The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 or level 3 assets or liabilities at March 31, 2021 or December 31, 2020.

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
Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	March 31, 2021 (shares)	March 31, 2020 (shares)
Warrants to purchase shares of common stock	12,538,204	12,538,204
Options to purchase shares of common stock	5,762,575	3,737,575
Shares of common stock issuable upon conversion of preferred stock	510,424	514,602

	18,811,203	16,790,381

8. Common Stock
2020 At Market Issuance of Common Stock
On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. During the quarter ended March 31, 2021, there were no issuances of shares of common stock under the 2020 At Market Agreement.
For the three months ended March 31, 2021 and 2020, the Company has issued a total of 30,625 and 30,875 shares of common stock, respectively, for dividends on Series A and Series C Preferred Stock.
9. Commitments and Contingencies
Other Legal Proceedings
The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. There are no significant pending legal proceedings.
Clinical Trial and Research Commitments
The Company has entered into agreements with contractors for research and development activities to further its product candidates. The contracts generally may be canceled at any time by providing thirty days’ notice.
10. Leases
The Company has one operating lease for its office space which was amended effective January 1, 2019 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first two months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata
share of the operating expenses for the building. Our lease cost for the three-month periods ended March 31, 2021 and 2020 was $11,000 for each period and is included in general and administrative expenses. As of March 31, 2021, the right to use lease asset consisted of $38,000 and is included in other assets. Also, at March 31, 2021, current lease liability of $42,000 is included in accrued expenses.

Maturity of operating lease as of March 31, 2021 in thousands:

2021	36
2022	8

Total	44
Less imputed interest	2

Present value of lease liability	$42

The discount rate used in calculating
the
present value of the lease payments was 11.04%
11. Galectin Sciences LLC
In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned
by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3
for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process
research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Since then, the Company has contributed a total of $2,456,000, including $57,000 for the three months ended March 31, 2021, for expenses of the LLC. Since the end of 2014, SBH has contributed $158,000 for expenses in the LLC. As of March 31, 2021, the Company’s ownership percentage in the LLC was 83.6%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling
interest is also deemed to be immaterial.
12. Subsequent Events
On April 16, 2021, Galectin Therapeutics Inc. (the “Company”) and Richard E. Uihlein, Chairman of our Board of Directors, entered into a debt financing arrangement whereby Mr. Uihlein loaned $10,000,000 to Company. In consideration for the loan, the Company issued a convertible promissory note (the “Note”) in the principal amount of ten million dollars.
The Note has a maturity date of April 16, 2025 and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The Note bears interest at the rate of two percent (2%) per annum, compounded annually, and accrues additional interest at a rate of two and one-half
percent (2.5%) per quarter (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such Additional Interest is payable if and only if the noteholder elects to convert the entire balance of the Note into the Company’s common stock on or prior to maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through at least September 30, 2022; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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
which has delayed and may continue to delay our clinical trial and development efforts, as well as the impact that
COVID-19
has on the volatility of the capital market and our ability to access the capital market and,

•
other risks detailed herein and from time to time in our SEC reports, including our Annual Report on Form
10-K
filed with the SEC for the fiscal year ended December 31, 2020, and our subsequent SEC filings.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Galectin Therapeutics appearing elsewhere herein.
Overview
We are a clinical stage biopharmaceutical company engaged in drug research and development to create new therapies for fibrotic disease, cancer and selected other diseases. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant products as starting material in manufacturing processes to create proprietary, patented complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that largely bind and inhibit galectin proteins, particularly galectin-3,
we are undertaking the focused pursuit of therapies for indications where galectin proteins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences and those where current treatment options, are limited specifically in NASH
(non-alcoholic
steatohepatitis) with cirrhosis and certain cancer indications. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when one of our programs becomes advanced and requires significant additional resources.
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

In September 2020,
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
The
COVID-19
pandemic has delayed and may continue to delay our recruitment of sites and enrollment of patients for our Phase 2b/3 NAVIGATE trial despite a recent uptick in screening activities. Many cities in the United States and Europe have experienced shut-downs, and while some cities have begun to loosen restrictions, they are at risk of experiencing new shut-downs and restrictions. In some countries, shutdown orders have also affected the regulatory process to authorize study starts. Governments and medical facilities are focusing their resources for battling the
COVID-19
pandemic. For several reasons, the pandemic makes enrolling patients for the NAVIGATE trial more challenging, including because patients eligible for the NAVIGATE trial have liver cirrhosis and, as such, are at a greater health risk of complications from
COVID-19
until vaccinations are more readily available and completed. We believe that as more people get vaccinated for
COVID-19,
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
Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Research and Development Expense.

	Three Months Ended March 31,		2021 as Compared to 2020 Three Months
	2021	2020	$ Change	% Change
	(In thousands, except %)
Research and development	$4,899	$2,144	$2,755	128%
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
Our research and development expenses were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Direct external expenses:
Clinical activities	$4,283	$1,019
Pre-clinical activities	111	243
All other research and development expenses	505	882

	$4,899	$2,144

Clinical programs expenses increased primarily due to costs related to our NAVIGATE trial during the three months ended March 31, 2021. Other research and development expense decreased primarily due to a decrease in non-cash
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

General and Administrative Expense.

	Three Months Ended March 31,		2021 as Compared to 2020 Three Months
	2021	2020	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,418	$1,440	$(22)	(2)%
General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease in general and administrative expenses for the three-months ended March 31, 2021 as compared to the same period in 2020 are due to a decrease in investor relations/business development expenses of approximately $73,000 and a decrease in non-cash
stock based compensation expenses of approximately $86,000, partially offset by an increase in insurance expense of $124,000.
Liquidity and Capital Resources
Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2021, we raised a net total of $197.7 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At March 31, 2021, the Company had $20.8 million of unrestricted cash and cash equivalents available to fund future operations. On April 16, 2021, the Company received $10 million in proceeds from a convertible promissory note. The Company also has a $10 million unsecured line of credit facility with stockholder and director, Richard E. Uihlein. The Company has not drawn under the line of credit. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through September 30, 2022. We will require more cash to fund our operations after September 30, 2022 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. Currently, we expect to require an additional approximately
$35-$40 million
to cover costs of the trial to reach the planned interim analysis estimated to occur in the second half of 2023 along with drug manufacturing and other scientific support activities and general and administrative costs. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.
Net cash used in operations increased by $2,011,000 to $6,382,000 for the three months ended March 31, 2021, as compared to $4,371,000 for the three months ended March 31, 2020. Cash operating expenses increased principally due to the preparations and expenses related to our NAVIGATE clinical trial with belapectin.
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
Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our 2020 Annual Report on Form
10-K.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2021, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
The information set forth in this report should be read in conjunction with the risk factors set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form
10-K
for the year ended December 31, 2020, which could materially impact our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Not Applicable
Item 6. Exhibits

Exhibit Number	Description of Document	Note Reference

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

Exhibit Number	Description of Document	Note Reference

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2021.

GALECTIN THERAPEUTICS INC.

By:	/s/ Joel Lewis
Name:	Joel Lewis
Title:	Chief Executive Officer and President (principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)