Form 10-Q
period 2021-06-30
GALECTIN THERAPEUTICS INC
filed 2021-08-16
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

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
(678)
620
-3186
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
of the Exchange Act).    ☐  Yes     ☒  No
The number of shares outstanding of the registrant’s common stock as of August 10, 2021 was 59,275,031.

GALECTIN THERAPEUTICS INC.
INDEX TO FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2021	December 31, 2020
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,598	$27,142
Prepaid expenses and other current assets	1,736	2,323

Total current assets	33,334	29,465

Other assets	71	135

Total assets	$33,405	$29,600

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$924	$1,292
Accrued expenses and other	5,065	4,042
Accrued dividends payable	65	65

Total current liabilities	6,054	5,399

Convertible note payable and accrued interest, net of debt discount – related party (Note 4)	9,643	—
Derivative liability (Note 4)	592	—
Other liabilities	—	8

Total liabilities	16,289	5,407

Commitments and contingencies (Note 10)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at June 30, 2021 and December 31, 2020, redemption value: $8,494,000, liquidation value: $1,760,000 at June 30, 2021	1,723	1,723
Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at June 30, 2021 and December 31, 2020, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,302,500 issued and outstanding at June 30, 2021 and December 31, 2020, liquidation value $1,302,500 at June 30, 2021	527	527
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2021 and December 31, 2020, 59,275,031 and 57,077,055 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	59	56
Additional paid-in capital	269,657	261,883
Retained deficit	(254,850)	(239,996)

Total stockholders’ equity	15,393	22,470

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$33,405	$29,600

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)		(in thousands, except per share data)
Operating expenses:
Research and development	$6,450	$4,681	$11,349	$6,825
General and administrative	1,743	1,421	3,161	2,861

Total operating expenses	8,193	6,102	14,510	9,686

Total operating loss	(8,193)	(6,102)	(14,510)	(9,686)

Other income (expense):
Interest income	1	9	2	59
Interest expense	(85)	(21)	(107)	(43)
Change in fair value of derivative	(172)	—	(172)	—

Total other income (expense)	(256)	(12)	(277)	16

Net loss	$(8,449)	$(6,114)	$(14,787)	$(9,670)

Preferred stock dividends	(65)	(66)	(67)	(60)

Net loss applicable to common stockholders	$(8,514)	$(6,180)	$(14,854)	$(9,730)

Net loss per common share — basic and diluted	$(0.15)	$(0.11)	$(0.26)	$(0.17)
Weighted average common shares outstanding — basic and diluted	58,312	57,035	57,725	56,995
See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,787)	$(9,670)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation expense	835	824
Amortization of right to use lease asset	20	17
Non-cash interest expense	107	43
Change in fair value of derivative	172	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	587	377
Accounts payable, accrued expenses and other liabilities	707	1,434

Net cash flows from operating activities	(12,359)	(6,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible note payable – related party	10,000	—
Net proceeds from issuance of common stock	6,815	263

Net cash flows from financing activities	16,815	263

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,456	(6,712)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,142	47,480

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,598	$40,768

NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$67	$60
Fair value of derivative related to related party convertible note payable	420	—
Reclassification of accrued bonus to additional paid in capital	60	—
See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2019	176	$1,723

Balance at June 30, 2020	176	$1,723

Balance at December 31, 2020	176	$1,723

Balance at June 30, 2021	176	$1,723

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Three Months Ended June 30, 2021 and 2020
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2020	1,327,500	$537	57,029,209	$56	$260,382	$(219,945)	$41,030
Series A 12% convertible preferred stock dividend						(40)	(40)
Series C super dividend redeemable convertible preferred stock dividend						(26)	(26)
Issuance of common stock			14,452		44		44
Stock-based compensation expense					394		394
Net loss						(6,114)	(6,114)

Balance at June 30, 2020	1,327,500	$537	57,043,661	$56	$260,820	$(226,125)	$35,288

Balance at March 31, 2021	1,302,500	$527	57,186,655	$56	$262,264	$(246,336)	$16,511
Series A 12% convertible preferred stock dividend						(38)	(38)
Series C super dividend redeemable convertible preferred stock dividend						(27)	(27)
Issuance of common stock			845,214	1	3,863		3,864
Issuance of common stock from exercise of warrants and options			1,243,162	2	2,949		2,951
Stock-based compensation expense					581		581
Net loss						(8,449)	(8,449)

Balance at June 30, 2021	1,302,500	$527	59,275,031	$59	$269,657	$(254,850)	$15,393

GALECTIN THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Six Months Ended June 30, 2021 and 2020
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2019	1,327,500	$537	56,894,642	$56	$259,673	$(216,394)	$43,872
Series A 12% convertible preferred stock dividend			13,275		26	(26)
Series C super dividend redeemable convertible preferred stock dividend			17,600		34	(35)	(1)
Issuance of common stock			14,452		44		44
Issuance of common stock for exercise of warrants and options			84,624		219		219
Stock-based compensation expense			19,068		824		824
Net loss						(9,670)	(9,670)

Balance at June 30, 2020	1,327,500	$537	57,043,661	$56	$260,820	$(226,125)	$35,288

Balance at December 31, 2020	1,302,500	$527	57,077,055	$56	$261,883	$(239,996)	$22,470
Series A 12% convertible preferred stock dividend			13,025		28	(28)
Series C super dividend redeemable convertible preferred stock dividend			17,600		39	(39)
Issuance of common stock			845,214	1	3,863		3,864
Issuance of common stock for exercise of warrants and options			1,289,444	2	2,949		2,951
Stock-based compensation expense			32,693		895		895
Net loss						(14,787)	(14,787)

Balance at June 30, 2021	1,302,500	$527	59,275,031	$59	$269,657	$(254,850)	$15,393

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
The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form
10-Q
reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2021 and the results of its operations for the three and six months ended June 30, 2021 and 2020 and its cash flows for the three and six months ended June 30, 2021 and 2020. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2020 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form
10-K
for the year ended December 31, 2020.
The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2021, the Company had $31,598,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, including availability of the line of credit (see Note 3), to fund currently planned operations at least through September 30, 2022. We will require more cash to fund our operations after September 30, 2022 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. Currently, we expect to require an additional approximately
$30-$35 million
to cover costs of the trial to reach the planned interim analysis estimated to occur in the second half of 2023 along with drug manufacturing and other scientific support activities and general and administrative costs. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before September 30, 2022, we may be required to cease operations. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.
The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name
“Pro-Pharmaceuticals,
Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.
2. Accrued Expenses and Other
Accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Legal and accounting fees	$94	$122
Accrued compensation	370	789
Lease liability	31	44
Accrued research and development costs and other	4,570	3,087

Total	$5,065	$4,042

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
3. Line of Credit – Related Party
The Company has a $10 million Line of Credit arrangement with Richard E. Uihlein, Chairman of Board of Directors and a shareholder pursuant to an agreement established in December, 2017 and amended in December, 2018 and January, 2019. Under the arrangement the Company may borrow up to $10 million from Mr. Uihlein on an unsecured basis and with any borrowings bearing interest at the Applicable Federal Rate for short terms loans published by the Internal Revenue Service (0.13% in June 2021). Borrowings may be made through December 31, 2021 with repayment due on December 31, 2022. In connection with the Line of Credit agreement, the Company issued to Mr. Uihlein warrants to purchase 1 million shares of the Company’s common stock for $5 per share. Half of the warrants vested at closing of the Line of Credit and the other half vest ratably with borrowings under the agreement. The 500,000 warrants that vested at closing were exercised in May 2019 for cash proceeds to the Company of $2.5 million. As of the date of this Quarterly Report, there have been no borrowings under the Line of Credit.
The fair value of the 500,000 warrants vested at closing in December 2017 was $696,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 98%, risk free interest rate of 2.05% and zero dividends. The fair value of the vested warrants was recorded in other current assets and other assets
(non-current)
as a deferred financing cost and were to be amortized on a straight-line basis from December 19, 2017 through December 31, 2019. The remaining unamortized balance of the deferred financing cost on January 11, 2019 was adjusted to be recorded as expense on a straight-line basis through December 31, 2022. Amortization for the six months ended June 30, 2021 and 2020 of $43,000 and $43,000, respectively, was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through December 31, 2022 reflecting the second extension.
4. Convertible Note Payable – Related Party
On April 16, 2021, the Company and Richard E. Uihlein entered into a debt financing arrangement whereby Mr. Uihlein loaned $10,000,000 to Company. In consideration for the loan, the Company issued a convertible promissory note (the “Note”) in the principal amount of ten million dollars.
The Note has a maturity date of April 16, 2025, is prepayable at the option of the Company in whole or in part at any time, and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The Note bears interest at the rate of two percent (2%) per annum, compounded annually. For the period ended June 30, 2021, approximately $41,000 of interest expense was accrued and included with the principal in the financial statements.
The Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent
(2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the Note at its inception. The fair value of the contingent interest derivative liability was $420,000 and $592,000 at note inception (April 16, 2021) and June 30, 2021, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability from April 16, 2021 to June 30, 2021 of $172,000 was charged to other expense for the three-month period ended June 30, 2021. The amortization of the debt discount of $420,000 recorded initially upon note inception of $22,000 was recorded as additional interest expense for the for the three-month period ended June 30, 2021.
The Company’s contractual cash obligations related to the outstanding convertible note payable is a repayment of the $10,000,000 plus accrued interest on April 16, 2025, unless converted at the option of the noteholder.

5. Stock-Based Compensation
Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	in thousands
Research and development	$89	$83	$156	$240
General and administrative	492	311	679	584

Total stock-based compensation expense	$581	$394	$835	$824

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan
grants to Company executives, from December 31, 2020 through June 30, 2021:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2020	3,987,575	$4.29
Granted	2,065,000	2.20
Exercised	(252,500)	2.19
Options forfeited/cancelled	(880,350)	5.52

Outstanding, June 30, 2021	4,919,725	$3.30

As of June 30, 2021, there was $3,532,185 of unrecognized compensation related to 2,413,751 unvested options, which is expected to be recognized over a weighted–average period of approximately 2.15 years. The weighted-average grant date fair value for options granted during the six months ended June 30, 2021 was $1.63. The Company granted 2,065,000 stock options during the six months ended June 30, 2021. During the six months ended June 30, 2021, 252,500 stock options were exercised on a net basis resulting in the issuance of 109,201 shares of common stock.
The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.57%	1.55%
Expected life of the options	6 years	6 years
Expected volatility of the underlying stock	91%	100%
Expected dividend rate	0%	0%
In January 2020, two directors elected to take restricted stock grants in lieu of cash retainers for 2020. A total of 32,693 shares of restricted stock valued at approximately $93,500 was amortized to expense on a straight-line basis until January 9, 2021 when the stock vested in full.
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
”) in accordance with the terms and subject to the provisions set forth in the DSU Agreement. DSUs credited to Mr. Lewis as of any date shall be fully vested and nonforfeitable at all times. The Company shall issue the shares underlying the outstanding whole number of DSUs credited to Mr. Lewis as follows: twenty five percent shall be issued on March 1, 2023, twenty five percent shall be issued on September 1, 2023 and fifty percent shall be issued on March 1, 2024. For the six months ended June 30, 2021, $200,000 of his compensation was recorded as stock compensation expense representing 73,946 shares of common stock to be issued under the DSU agreement with a weighted average grant date fair value of $2.70 per share. Also, Mr. Lewis’ bonus for the year ended December 31, 2020 of $60,000 (which was included in accrued compensation at December 31, 2020) was approved in March 2021 and represents 27,027 shares of common stock to be issued under the DSU agreement with a grant date fair value of $2.22 per share. The $60,000 was reclassified from accrued compensation to additional paid in capital in March 2021. There is no unrecognized compensation expense related to the DSUs.

6. Common Stock Warrants
The following table summarizes the common stock warrant activity from December 31, 2020 through June 30, 2021:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2020	12,538,204	$4.22
Granted	—	—
Exercised	(1,180,240)	2.50
Forfeited/cancelled	—	—

Outstanding, June 30, 2021	11,357,964	$4.40

The weighted average expiration of the warrants outstanding as of June 30, 2021 is 3.2 years.
7. Fair Value of Financial Instruments
The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 or level 3 assets or liabilities at December 31, 2020.
Assets and liabilities measured and recorded at fair value on a recurring basis at the end of June 30, 2021 were as follows:

	Level 1	Level 2	Level 3	Total
Derivative Liability – Contingent Interest			$592,000	$592,000
The derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at June 30, 2021 are as follows:

	Inception	June 30, 2021
Stock Price	$2.19	$3.20
Conversion Price of conversion feature	$5.00	$5.00
Term	4 years	3.8 years
Risk Free Interest Rate	0.59%	0.67%
Credit Adjusted Discount Rate	7.60%	7.11%
Volatility	88%	91%
Dividend Rate	0%	0
The roll forward of the derivative liability – contingent interest is as follows:

Balance – December 31, 2020	$—
Issuance of convertible note payable – related party	420,000
Fair Value Adjustment	172,000

Balance – June 30, 2021	$592,000
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
Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	June 30, 2021 (shares)	June 30, 2020 (shares)
Warrants to purchase shares of common stock	11,357,964	12,538,204
Options to purchase shares of common stock	4,919,725	3,737,575
Shares of common stock issuable upon conversion of convertible note payable	2,049,428	—
Shares of common stock issuable upon conversion of preferred stock	510,424	514,602

	18,837,541	16,790,381

9. Common Stock
2020 At Market Issuance of Common Stock
On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. During the six months ended June 30, 2021, the Company issued 845,214 shares of common stock under the 2020 At Market Agreement for net proceeds of $3,864,000.
For the six months ended June 30, 2021 and 2020, the Company issued a total of 30,625 and 30,875 shares of common stock, respectively, for dividends on Series A and Series C Preferred Stock.
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
11. Leases
The Company has one operating lease for its office space which was amended effective January 1, 2019 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first two months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata
share of the operating expenses for the building. Our lease cost for the six-month
periods ended June 30, 2021 and 2020 was $22,000 for each period and is included in general and administrative expenses. As of June 30, 2021, the right to use lease asset consisted of $28,000 and is included in other assets. Also, at June 30, 2021, current lease liability of $31,000 is included in accrued expenses.
Maturity of operating lease as of June 30, 2021 in thousands:

2021	24
2022	8

Total	32
Less imputed interest	1

Present value of lease liability	$31

The discount rate used in calculating the present value of the lease payments was 11.04%
12. Galectin Sciences LLC
In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned
by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3
for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process
research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Since then, the Company has contributed a total of $2,529,000, including $73,000 for the three months ended June 30, 2021, for expenses of the LLC. Since the end of 2014, SBH has contributed $158,000 for expenses in the LLC. As of June 30, 2021, the Company’s ownership percentage in the LLC was 84%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling
interest is also deemed to be immaterial.

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

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Galectin Therapeutics appearing elsewhere herein.    Furthermore, in this Quarterly Report on Form
10-Q,
we refer to other sources of information, such as the information posted on our website or peer reviewed publications. The information from these sources are not incorporated by reference to this Quarterly Report on Form
10-Q.
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
Q-1
2016. Early data was reported in February 2017 and additional data were reported in September 2018. A further expansion cohort of patients with melanoma and HNSCC was reported in July 2021.

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
The
COVID-19
pandemic has delayed and may continue to delay our recruitment of sites and enrollment of patients for our Phase 2b/3 NAVIGATE trial. While there has been a large decline in cases and hospitalizations in the United States because of vaccinations, the decline in the rate of vaccinations and the emergence of variants has extended the pandemic within the United States and has caused continued concern particularly in medical and hospital settings. While many cities in the United States and Europe had loosened restrictions, many of those restrictions are being re-imposed.
In some countries, shutdown orders have also affected the regulatory process to authorize study starts. Governments and medical facilities continue to focus their resources for battling the
COVID-19
pandemic. For several reasons, the pandemic makes enrolling patients for the NAVIGATE trial more challenging, including because patients eligible for the NAVIGATE trial have liver cirrhosis and, as such, are at a greater health risk of complications from
COVID-19.
Even with vaccinations being more readily available, we continue to be impacted by
COVID-19.
We believe that as more people get vaccinated for
COVID-19
in the United States and in other countries, site recruitment and patient enrollment will accelerate. At this time, we estimate that enrollment completion will occur around the end of 2021.
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
The expansion cohort enrolled nine melanoma patients and five head and neck squamous cell carcinoma cancer patients. Compared to the initial phase 1b patients, reported earlier, the cohort in this extension study was heavily pretreated with systemic therapy, including chemotherapy, immunotherapy with checkpoint inhibitors and cytokines, melanoma mutation-directed therapies (BRAF inhibitors and MEK inhibitors), as well as surgery and radiation therapies (external and radio-labeled). Patients also had a high burden of metastasis, with the lungs, soft tissues, and the liver being the most frequently involved organs. Four of the nine melanoma patients had a choroidal (ocular) tumor as a primary site of their cancer and had also developed liver metastasis. The treatment consisted of Belapectin 4 mg/Kg of lean body mass administered every three weeks by infusion, after the infusion of pembrolizumab. Pembrolizumab was administered according to its label. Patients’ response was evaluated at day 85, according to the Response Evaluation Criteria in Solid Tumors (RECIST) criteria. The median number of treatment cycles was four (range
3-15)
for melanoma patients and five (range
4-8)
for head and neck cancer patients. Melanoma patient results included one partial response, four stable disease, and four progressive disease, providing a disease control rate of 56% (five out of nine patients). Head and neck cancer patients observed included two stable disease and three progressive disease, providing a disease control rate of 40% (two out of five patients). The combination of Belapectin and pembrolizumab was well tolerated and appeared safe. The most frequent adverse event related to pembrolizumab, in six patients, was grade 1 (mild) pruritus (itching), a known and labeled side-effect of pembrolizumab. The second most frequent adverse event related to pembrolizumab was grade 2 fatigue in three patients. All other adverse events were mild (grade 1). There were no grade 3 or above adverse events. Similar to the initial phase 1 study results, the frequency and severity of toxicities related to pembrolizumab, notably immune-mediated adverse events, was less than anticipated. No adverse event was deemed related to belapectin.
Discussions are ongoing about the planning and feasibility of a multicenter Phase 2 study.
Results of Operations
Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020
Research and Development Expense.

	Three Months Ended		Six Months Ended		2021 as Compared to 2020
	June 30,		June 30,		Three Months		Six Months
	2021	2020	2021	2020	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$6,450	$4,681	$11,349	$6,825	$1,769	38%	$4,524	66%
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

Our research and development expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Direct external expenses:
Clinical programs	$5,878	$3,779	$10,161	$4,798
Pre-clinical activities	70	121	181	363
All other research and development expenses	502	781	1,007	1,664

	$6,450	$4,681	$11,349	$6,825
Clinical programs expenses increased primarily due to costs related to our NAVIGATE trial during the three and six months ended June 30, 2021.
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
General and Administrative Expense.

					2021 as Compared to 2020
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months		Six Months
	2021	2020	2021	2020	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,743	$1,421	$3,161	$2,861	$322	23%	$300	10%
General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase in general and administrative expenses for the three months ended June 30, 2021 as compared to the same period in 2020 are due to increases in insurance expense of $130,000, investor relations/business development expense of $209,000 and non-cash
stock based compensation expense of $181,000 partially offset by decrease in legal fees expense of $174,000. The primary reasons for the increase in general and administrative expenses for the six months ended June 30, 2021 as compared to the same period in 2020 are due to increases in insurance expense of $254,000, investor relations/business development expense of $135,000 and non-cash
stock based compensation expense of $95,000 partially offset by decrease in legal fees expense of $192,000.
Liquidity and Capital Resources
Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of June 30, 2021, we raised a net total of $214.5 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At June 30, 2021, the Company had $31.6 million of unrestricted cash and cash equivalents available to fund future operations. The Company also has a $10 million unsecured line of credit facility with stockholder and director, Richard E. Uihlein. The Company has not drawn under the line of credit. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through September 30, 2022. We will require more cash to fund our operations after September 30, 2022 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. Currently, we expect to require an additional approximately
$30-$35 million
to cover costs of the trial to reach the planned interim analysis estimated to occur in the second half of 2023 along with drug manufacturing and other scientific support activities and general and administrative costs. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Net cash used in operations increased by $5,384,000 to $12,359,000 for the six months ended June 30, 2021, as compared to $6,975,000 for the six months ended June 30, 2020. Cash operating expenses increased principally due to the preparations and expenses related to our NAVIGATE clinical trial with belapectin.
Net cash provided by financing activities for the six months ended June 30, 2021, of $16,815,000 represents proceeds of $10,000,000 from a convertible note payable, $2,951,000 from the exercise of common stock warrants and $3,864,000 in net proceeds from issuance of common shares under our ATM. Net cash provided by financing activities for the six months ended June 30, 2020, of $263,000 represents proceeds of $219,000 from the exercise of common stock options and $44,000 in net proceeds from issuance of common shares under our ATM.
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
Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses, derivatives and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our 2020 Annual Report on Form
10-K.
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
promulgated under the Securities Exchange Act of 1934) and concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2021, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.2**
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form
10-Q
for the fiscal quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

101.INS	Inline XBRL Instance Document**

Exhibit Number	Description of Document	Note Reference

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101)*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2021.

GALECTIN THERAPEUTICS INC.

By:	/s/ Joel Lewis
Name:	Joel Lewis
Title:	Chief Executive Officer and President (principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)