Form 10-Q
period 2021-09-30
GALECTIN THERAPEUTICS INC
filed 2021-11-15
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 001-31791

GALECTIN THERAPEUTICS INC.

Nevada	04-3562325
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4960 Peachtree Industrial Blvd., Suite 240, Norcross, GA	30071
(Address of Principal Executive Offices)	(Zip Code)

(678) 620 -3186
(Registrant’s Telephone Number, Including Area Code)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GALT	The Nasdaq Stock Market LLC

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2021 was 59,341,305.

GALECTIN THERAPEUTICS INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		PAGE
	PART I — FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	5

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	6

	Notes to Unaudited Condensed Consolidated Financial Statements	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4.	Controls and Procedures	24

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	25

ITEM 1A.	Risk Factors	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	25

ITEM 4.	Mine Safety Disclosures	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits	25

SIGNATURES		26

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2021	December 31, 2020
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,600	$27,142
Prepaid expenses and other current assets	1,398	2,323
Total current assets	37,998	29,465
Other assets	40	135
Total assets	$38,038	$29,600
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,917	$1,292
Accrued expenses and other	6,382	4,042
Accrued dividends payable	—	65
Total current liabilities	8,299	5,399
Convertible notes payable and accrued interest, net of debt discounts – related party (Note 4)	19,299	—
Derivative liabilities (Note 4)	1,191	—
Other liabilities	—	8
Total liabilities	28,789	5,407
Commitments and contingencies (Note 10)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at September 30, 2021 and December 31, 2020, redemption value: $8,414,000, liquidation value: $1,760,000 at September 30, 2021	1,723	1,723
Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at September 30, 2021 and December 31, 2020, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,302,500 issued and outstanding at September 30, 2021 and December 31, 2020, liquidation value $1,302,500 at September 30, 2021	527	527
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2021 and December 31, 2020, 59,341,305 and 57,077,055 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	59	56
Additional paid-in capital	270,347	261,883
Retained deficit	(263,407)	(239,996)
Total stockholders’ equity	7,526	22,470
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$38,038	$29,600

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)		(in thousands, except per share data)
Operating expenses:
Research and development	$6,613	$4,780	$17,962	$11,605
General and administrative	1,631	1,146	4,792	4,007
Total operating expenses	8,244	5,926	22,754	15,612
Total operating loss	(8,244)	(5,926)	(22,754)	(15,612)
Other income (expense):
Interest income	1	5	3	64
Interest expense	(111)	(22)	(217)	(65)
Change in fair value of derivative	(166)	—	(338)	—
Total other income (expense)	(276)	(17)	(552)	(1)
Net loss	$(8,520)	$(5,943)	$(23,306)	$(15,613)
Preferred stock dividends	(37)	(12)	(104)	(72)
Net loss applicable to common stockholders	$(8,557)	$(5,955)	$(23,410)	$(15,685)
Net loss per common share — basic and diluted	$(0.14)	$(0.10)	$(0.40)	$(0.28)
Weighted average common shares outstanding — basic and diluted	59,290	57,047	58,253	57,013

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,306)	$(15,613)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation expense	1,422	1,232
Amortization of right to use lease asset	30	27
Non-cash interest expense	217	64
Change in fair value of derivative	338	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	925	(598)
Accounts payable, accrued expenses and other liabilities	3,017	(299)
Net cash flows from operating activities	(17,357)	(15,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible notes payable – related party	20,000	—
Net proceeds from issuance of common stock	6,815	263
Net cash flows from financing activities	26,815	263
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,458	(14,924)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,142	47,480
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,600	$32,556
NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$104	$137
Fair value of derivatives related to related party convertible notes payable	853	—
Reclassification of accrued bonus to additional paid in capital	60	—

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2019	176	$1,723
Balance at September 30, 2020	176	$1,723
Balance at December 31, 2020	176	$1,723
Balance at September 30, 2021	176	$1,723

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Three Months Ended September 30, 2021 and 2020
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2020	1,327,500	$537	57,043,661	$56	$260,820	$(226,124)	$35,289
Series A 12% convertible preferred stock dividend			13,025		35	4	39
Series C super dividend redeemable convertible preferred stock dividend			15,816		42	(16)	26
Issuance of common stock for conversion of Series A 12% Convertible Preferred Stock	(25,000)	(10)	4,553		11	(1)
Stock-based compensation expense					408		408
Net loss						(5,943)	(5,943)
Balance at September 30, 2020	1,302,500	$527	57,077,055	$56	$261,316	$(232,080)	$29,819
Balance at June 30, 2021	1,302,500	$527	59,275,031	$59	$269,657	$(254,850)	$15,393
Series A 12% convertible preferred stock dividend			13,025		50	(11)	39
Series C super dividend redeemable convertible preferred stock dividend			13,512		53	(26)	27
Issuance of common stock from exercise of warrants and options			39,737
Stock-based compensation expense					587		587
Net loss						(8,520)	(8,520)
Balance at September 30, 2021	1,302,500	$527	59,341,305	$59	$270,347	$(263,407)	$7,526

Index
GALECTIN THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Nine Months Ended September 30, 2021 and 2020
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2019	1,327,500	$537	56,894,642	$56	$259,673	$(216,394)	$43,872
Series A 12% convertible preferred stock dividend			26,300		61	(22)	39
Series C super dividend redeemable convertible preferred stock dividend			33,416		76	(50)	26
Issuance of common stock for conversion of Series A 12% Convertible Preferred Stock	(25,000)	(10)	4,553		11	(1)
Issuance of common stock			14,452		44		44
Issuance of common stock for exercise of warrants and options			84,624		219		219
Stock-based compensation expense			19,068		1,232		1,232
Net loss						(15,613)	(15,613)
Balance at September 30, 2020	1,302,500	$527	57,077,055	$56	$261,316	$(232,080)	$29,819
Balance at December 31, 2020	1,302,500	$527	57,077,055	$56	$261,883	$(239,996)	$22,470
Series A 12% convertible preferred stock dividend			26,050		78	(40)	38
Series C super dividend redeemable convertible preferred stock dividend			31,112		92	(65)	27
Issuance of common stock			845,214	1	3,863		3,864
Issuance of common stock for exercise of warrants and options			1,329,181	2	2,949		2,951
Stock-based compensation expense			32,693		1,482		1,482
Net loss						(23,306)	(23,306)
Balance at September 30, 2021	1,302,500	$527	59,341,305	$59	$270,347	$(263,407)	$7,526

See notes to consolidated financial statements.

Index
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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 2021 and the results of its operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the three and nine months ended September 30, 2021 and 2020. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2020 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2020.
The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2021, the Company had $36,600,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, including a $10,000,000 convertible note payable that will close in December 2021 (see Note 4), to fund currently planned operations at least through March 31, 2023. We will require more cash to fund our operations after March 31, 2023 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. Currently, we expect to require an additional approximately $30-$35 million to cover costs of the trial to reach the planned interim analysis estimated to occur around the end of the first quarter of 2024 along with drug manufacturing and other scientific support activities and general and administrative costs. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before March 31, 2023, we may be required to cease operations. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses and Other

Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Legal and accounting fees	$127	$122
Accrued compensation	520	789
Lease liability	19	44
Accrued research and development costs and other	5,716	3,087
Total	$6,382	$4,042

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

Index
3. Line of Credit – Related Party

The Company has a $10 million Line of Credit arrangement with Richard E. Uihlein, Chairman of Board of Directors and a shareholder pursuant to an agreement established in December, 2017 and amended in December, 2018 and January, 2019. Under the arrangement the Company may borrow up to $10 million from Mr. Uihlein on an unsecured basis and with any borrowings bearing interest at the Applicable Federal Rate for short terms loans published by the Internal Revenue Service (0.17% in September 2021). Borrowings may be made through December 31, 2021 with repayment due on December 31, 2022. In connection with the Line of Credit agreement, the Company issued to Mr. Uihlein warrants to purchase 1 million shares of the Company’s common stock for $5 per share. Half of the warrants vested at closing of the Line of Credit and the other half vest ratably with borrowings under the agreement. The 500,000 warrants that vested at closing were exercised in May 2019 for cash proceeds to the Company of $2.5 million. As of the date of this Quarterly Report, there have been no borrowings under the Line of Credit.

The fair value of the 500,000 warrants vested at closing in December 2017 was $696,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 98%, risk free interest rate of 2.05% and zero dividends. The fair value of the vested warrants was recorded in other current assets and other assets (non-current) as a deferred financing cost and were to be amortized on a straight-line basis from December 19, 2017 through December 31, 2019. The remaining unamortized balance of the deferred financing cost on January 11, 2019 was adjusted to be recorded as expense on a straight-line basis through December 31, 2022. Amortization for the nine months ended September 30, 2021 and 2020 of $65,000 and $65,000, respectively, was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through December 31, 2022 reflecting the second extension.

4. Convertible Notes Payable – Related Party

On April 16, 2021, the Company and Richard E. Uihlein entered into a debt financing arrangement whereby Mr. Uihlein loaned $10,000,000 to Company. In consideration for the loan, the Company issued a convertible promissory note (the “April Note”) in the principal amount of ten million dollars.

The April Note has a maturity date of April 16, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The April Note bears interest at the rate of two percent (2%) per annum, compounded annually. From April 16, 2021 through September 30, 2021, approximately $92,000 of interest expense was accrued and included with the principal in the financial statements.

The April Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the April Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the April Note at its inception. The fair value of the contingent interest derivative liability was $420,000 and $776,000 at note inception (April 16, 2021) and September 30, 2021, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability from April 16, 2021 to September 30, 2021 of $356,000 was charged to other expense for the period ended September 30, 2021. The amortization of the debt discount of $420,000 recorded initially upon note inception of $48,000 was recorded as additional interest expense from April 16, 2021 through September 30, 2021.

On September 17, 2021, the Company and Mr. Uihlein entered into a loan agreement in the aggregate of $20,000,000 (the “Loan Agreement”) to be funded in two closings and evidenced by two separate unsecured convertible promissory notes.  The first of the two promissory notes was also executed and delivered on September 17, 2021, (the “September Note”) to evidence the first loan in the principal amount of $10,000,000.  The second closing under the Loan Agreement for the remaining $10,000,000 will occur on or before December 17, 2021.

The September Note has a maturity date of September 17, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $8.64 per share at the option of the noteholder. The September Note bears interest at the rate of two percent (2%) per annum, compounded annually. From September 17, 2021 through September 30, 2021, approximately $7,000 of interest expense was accrued and included with the principal in the financial statements.

Index
The September Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the September Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the September Note at its inception. The fair value of the contingent interest derivative liability was $433,000 and $415,000 at note inception (September 17, 2021) and September 30, 2021, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability from September 17, 2021 to September 30, 2021 of ($18,000) was recorded to other expense for the three month period ended September 30, 2021. The amortization of the debt discount of $433,000 recorded initially upon note inception of $5,000 was recorded as additional interest expense for the for the three month period ended September 30, 2021.

Under the terms of the Loan Agreement, the Line of Credit for $10 million between the Company and Mr. Uihlein, (See Note 3) will be terminated upon closing of the second $10 million unsecured convertible loan in December 2021. Currently there are no borrowings under the Line of Credit.

The Company’s contractual cash obligations related to the outstanding convertible notes payable is a repayment of the April Note of the $10,000,000 plus accrued interest on April 16, 2025 and a repayment of the September Note of the $10,000,000 plus accrued interest on September 17, 2025, unless converted at the option of the noteholder.

5. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	in thousands
Research and development	$91	$138	$247	$378
General and administrative	496	270	1,175	854
Total stock-based compensation expense	$587	$408	$1,422	$1,232

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2020 through September 30, 2021:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2020	3,987,575	$4.29
Granted	2,260,000	2.31
Exercised	(396,664)	2.35
Options forfeited/cancelled	(1,190,350)	5.18
Outstanding, September 30, 2021	4,660,561	$3.27

As of September 30, 2021, there was $3,346,200 of unrecognized compensation related to 2,401,668 unvested options, which is expected to be recognized over a weighted–average period of approximately 2 years. The weighted-average grant date fair value for options granted during the nine months ended September 30, 2021 was $1.71. The Company granted 2,260,000 stock options during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, 396,664 stock options were exercised on a net basis resulting in the issuance of 148,938 shares of common stock.

Index
The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.58%	1.26%
Expected life of the options	6 years	6 years
Expected volatility of the underlying stock	91%	98%
Expected dividend rate	0%	0%

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

In September 2020, the Company entered into an employment agreement with its new Chief Executive Officer whereby 20% of his base salary and performance bonuses will be paid in cash, and 80% will be paid in the form of deferred stock units (“DSUs”) in accordance with the terms and subject to the provisions set forth in the DSU Agreement. DSUs credited to Mr. Lewis as of any date shall be fully vested and nonforfeitable at all times. The Company shall issue the shares underlying the outstanding whole number of DSUs credited to Mr. Lewis as follows: twenty five percent shall be issued on March 1, 2023, twenty five percent shall be issued on September 1, 2023 and fifty percent shall be issued on March 1, 2024. For the nine months ended September 30, 2021, $300,000 of his compensation was recorded as stock compensation expense representing 104,378 shares of common stock to be issued under the DSU agreement with a weighted average grant date fair value of $2.87 per share. Also, Mr. Lewis’ bonus for the year ended December 31, 2020 of $60,000 (which was included in accrued compensation at December 31, 2020) was approved in March 2021 and represents 27,027 shares of common stock to be issued under the DSU agreement with a grant date fair value of $2.22 per share. The $60,000 was reclassified from accrued compensation to additional paid in capital in March 2021. There is no unrecognized compensation expense related to the DSUs.

6. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2020 through September 30, 2021:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2020	12,538,204	$4.22
Granted	—	—
Exercised	(1,180,240)	2.50
Forfeited/cancelled	—	—
Outstanding, September 30, 2021	11,357,964	$4.40

The weighted average expiration of the warrants outstanding as of September 30, 2021 is 3.0 years.

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

Index
Assets and liabilities measured and recorded at fair value on a recurring basis at the end of September 30, 2021 were as follows:

	Level 1	Level 2	Level 3	Total
Derivative Liability – Contingent Interest April Note	$—	$—	$776,000	$776,000
Derivative Liability – Contingent Interest September Note	$—	$—	$415,000	$415,000

The April Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at September 30, 2021 are as follows:

	Inception	September 30, 2021
Stock Price	$2.19	$3.88
Conversion Price of conversion feature	$5.00	$5.00
Term	4 years	3.54 years
Risk Free Interest Rate	0.59%	0.76%
Credit Adjusted Discount Rate	7.60%	7.95%
Volatility	88%	85%
Dividend Rate	0%	0%

The roll forward of the April Note derivative liability – contingent interest is as follows:

Balance – December 31, 2020	$—
Issuance of April convertible note payable – related party	420,000
Fair Value Adjustment	356,000
Balance – September 30, 2021	$776,000
The September Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at September 30, 2021 are as follows:

	Inception	September 30, 2021
Stock Price	$4.06	$3.88
Conversion Price of conversion feature	$8.64	$8.64
Term	4 years	3.97 years
Risk Free Interest Rate	0.68%	0.76%
Credit Adjusted Discount Rate	7.59%	7.94%
Volatility	91%	91%
Dividend Rate	0%	0%
The roll forward of the September Note derivative liability – contingent interest is as follows:

Balance – December 31, 2020	$—
Issuance of September convertible note payable – related party	433,000
Fair Value Adjustment	(18,000)
Balance – September 30, 2021	$415,000

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

Index
Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	September 30, 2021 (shares)	September 30, 2020 (shares)
Warrants to purchase shares of common stock	11,357,964	12,538,204
Options to purchase shares of common stock	4,660,561	3,987,575
Shares of common stock issuable upon conversion of convertible notes payable	3,271,876	—
Shares of common stock issuable upon conversion of preferred stock	510,424	510,424
	19,800,825	17,036,203

9. Common Stock

2020 At Market Issuance of Common Stock

On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. During the nine months ended September 30, 2021, the Company issued 845,214 shares of common stock under the 2020 At Market Agreement for net proceeds of $3,864,000.

For the nine months ended September 30, 2021 and 2020, the Company issued a total of 57,162 and 59,716 shares of common stock, respectively, for dividends on Series A and Series C Preferred Stock.

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

11. Leases

The Company has one operating lease for its office space which was amended effective January 1, 2019 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first two months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the nine-month periods ended September 30, 2021 and 2020 was $33,000 for each period and is included in general and administrative expenses. As of September 30, 2021, the right to use lease asset consisted of $18,000 and is included in other assets. Also, as of September 30, 2021, current lease liability of $19,000 is included in accrued expenses.

Maturity of operating lease as of September 30, 2021 in thousands:

2021	12
2022	8
Total	20
Less imputed interest	(1)
Present value of lease liability	$19

The discount rate used in calculating the present value of the lease payments was 11.04%

Index

12. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Since then, the Company has contributed a total of $2,585,000, including $56,000 for the three months ended September 30, 2021, for expenses of the LLC. Since the end of 2014, SBH has contributed $158,000 for expenses in the LLC. As of September 30, 2021, the Company’s ownership percentage in the LLC was 84.2%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

Index
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

Index
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

Index
Our product pipeline is shown below:

Indication Fibrosis	Drug	Status

NASH with Advanced Fibrosis: NASH-CX trial and NASH-FX trial	belapectin
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

Index
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

NASH-CX Trial: The NASH-CX trial was a larger multi-center clinical trial that explored the use of belapectin for the treatment of liver fibrosis and resultant portal hypertension in patients with well-compensated NASH cirrhosis. Enrollment in this trial was completed in September 2016, and a total of 162 patients at 36 sites in the United States were randomized to receive either 2 mg/kg LBM of belapectin, 8 mg/kg LBM of belapectin or placebo, with 54 patients in each group. Approximately 50% of patients at baseline had esophageal varices (a complication of portal hypertension). The primary endpoint was a reduction in hepatic venous pressure gradient (HVPG). Patients received an infusion of belapectin or placebo every other week for one year, a total of 26 infusions, and were evaluated to determine the change in HVPG as compared with placebo. Secondary or exploratory endpoints included fibrosis on liver biopsy, measurement of liver stiffness (FibroScan(R)) and assessment of liver metabolism (13C-methacetin breath test, Exalenz). Top line data readout was reported in December 2017. The study demonstrated a favorable safety profile and clinically meaningful efficacy results in patients without esophageal varices at baseline demonstrated by a prevention of development of varices when compared to placebo.

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

Index
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

The study design provides for a pre-specified interim analysis (IA). The IA of efficacy and safety data will be conducted after all planned subjects in Phase 2b component have completed at least 78 weeks (18 months) of treatment and an esophago-gastro-duodeno endoscopic assessment. The purpose of the IA is to allow potential seamless adaptive modifications of the study, including: (1) the selection of the optimal dose of belapectin for Phase 3, (2) the re-estimation of the study sample size for the Phase 3 portion of the trial, (3) the re-evaluation of the randomization ratio for the Phase 3 portion of the trial, (4) the refinement of the inclusion and exclusion criteria for the Phase 3 portion of the trial, including the cirrhosis status and, (5) possible termination of the study for overwhelming efficacy or for futility.

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

Index
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

The COVID-19 pandemic has delayed and may continue to delay our recruitment of sites and enrollment of patients for our Phase 2b/3 NAVIGATE trial. While there has been a large decline in cases and hospitalizations in the United States because of vaccinations, the decline in the rate of vaccinations and the emergence of variants has extended the pandemic within the United States and has caused continued concern particularly in medical and hospital settings. While many cities in the United States and Europe had loosened restrictions, many of those restrictions are being re-imposed. In some countries, shutdown orders have also affected the regulatory process to authorize study starts. Governments and medical facilities continue to focus their resources for battling the COVID-19 pandemic. For several reasons, the pandemic makes enrolling patients for the NAVIGATE trial more challenging, including because patients eligible for the NAVIGATE trial have liver cirrhosis and, as such, are at a greater health risk of complications from COVID-19. Even with vaccinations being more readily available, we continue to be impacted by COVID-19. We have experienced increases in the rate of enrollment in the United States but not in Europe, Latin America, and South Korea. We believe that as more people get vaccinated for COVID-19 in the United States and in other countries, site recruitment and patient enrollment will accelerate. At this time, we estimate that enrollment completion will occur around June 30, 2022.

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

Promising results were reported in the Phase 1b trial combining belapectin with pembrolizumab (KEYTRUDA®). Cohort 1 was completed (n=6, 5 with melanoma, one with head and neck cancer) with one partial response and one mixed response in the melanoma patients. There was a rapid and marked tumor response after 3 doses of combined belapectin and pembrolizumab in the one partial response patient who had failed high-dose IL-2 and oncolytic virus + ipilimumab. The study is ongoing and progression to further development will be based on response rate as compared to historical response rates to pembrolizumab alone. In September 2018 we announced additional preliminary clinical data from cohort 3 of this investigator-initiated trial. When aggregated with cohorts previously reported, the data shows a 50% objective response rate in advanced melanoma with belapectin in combination with KEYTRUDA, and a significant decrease in the frequency of suppressive myeloid-derived suppressor cells following treatment in the responding patients (on day 85 post-treatment). Fourteen advanced melanoma patients across three dose cohorts now have Objective Response Rate (ORR) and Disease Control Rate (DCR) data. Six patients completed in cohort 3 (8 mg/kg LBM) have now been added to the three patients completed in cohort 2 (4 mg/kg LBM) and five patients completed in cohort 1 (2 mg/kg LBM). Cohorts 1 and 3 each had two patients with an objective response. All three patients in cohort 2 had an objective response. In addition to the fourteen advanced melanoma patients, six patients with head and neck cancer were enrolled in this trial with a 33% ORR and 67% DCR. These data, taken together with the observed favorable safety and tolerability of the combination, in the view of the principal investigator, provide compelling rationale to move forward. Given that all three melanoma patients were responders at the 4 mg/kg dose, the investigators continued the trial with the expansion of the 4 mg/Kg cohort to include additional advanced melanoma patients and additional head and neck cancer patients.

Index
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

Results of Operations

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

Research and Development Expense.

	Three Months Ended		Nine Months Ended		2021 as Compared to 2020
	September 30,		September 30,		Three Months		Nine Months
	2021	2020	2021	2020	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$6,613	$4,780	$17,962	$11,605	$1,833	38%	$6,357	55%

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

Index
Our research and development expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Direct external expenses:
Clinical programs	$5,768	$3,768	$15,928	$8,566
Pre-clinical activities	237	64	418	427
All other research and development expenses	608	948	1,616	2,612
	$6,613	$4,780	$17,962	$11,605

Clinical programs expenses increased primarily due to costs related to our NAVIGATE trial during the three and nine months ended September 30, 2021.

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

General and Administrative Expense.

					2021 as Compared to 2020
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months		Nine Months
	2021	2020	2021	2020	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,631	$1,146	$4,792	$4,007	$485	42%	$785	20%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase in general and administrative expenses for the three months ended September 30, 2021 as compared to the same period in 2020 are due to increases in insurance expense of $131,000, and non-cash stock-based compensation expense of $226,000. The primary reasons for the increase in general and administrative expenses for the nine months ended September 30, 2021 as compared to the same period in 2020 are due to increases in insurance expense of $385,000, investor relations/business development expense of $103,000 and non-cash stock-based compensation expense of $322,000, partially offset by decrease in legal fees expense of $206,000.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of September 30, 2021, we raised a net total of $214.5 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At September 30, 2021, the Company had $36,600,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, including a $10,000,000 convertible note payable that will close in December 2021 (see Note 4), to fund currently planned operations at least through March 31, 2023. We will require more cash to fund our operations after March 31, 2023 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. Currently, we expect to require an additional approximately $30-$35 million to cover costs of the trial to reach the planned interim analysis estimated to occur around the end of the first quarter of 2024 along with drug manufacturing and other scientific support activities and general and administrative costs. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before March 31, 2023, we may be required to cease operations. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

Index
Net cash used in operations increased by $2,170,000 to $17,357,000 for the nine months ended September 30, 2021, as compared to $15,187,000 for the nine months ended September 30, 2020. Cash operating expenses increased principally due to the preparations and expenses related to our NAVIGATE clinical trial with belapectin.

Net cash provided by financing activities for the nine months ended September 30, 2021, of $26,815,000 represents proceeds of $20,000,000 from two convertible notes payable, $2,951,000 from the exercise of common stock warrants and $3,864,000 in net proceeds from issuance of common shares under our ATM. Net cash provided by financing activities for the nine months ended September 30, 2020, of $263,000 represents proceeds of $219,000 from the exercise of common stock options and $44,000 in net proceeds from issuance of common shares under our ATM.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
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

Index
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

32.2**
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section  906 of the Sarbanes-Oxley Act of 2002

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

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

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2021.

GALECTIN THERAPEUTICS INC.

By:	/s/ Joel Lewis
Name:	Joel Lewis
Title:	Chief Executive Officer and President (principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)