Form 10-K
period 2021-12-31
GALECTIN THERAPEUTICS INC
filed 2022-03-31
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2022 was $139 million.

The number of shares outstanding of the registrant’s common stock as of February 28, 2022 was 59,357,893.

INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

Index
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

Our lead galectin-3 inhibitor is belapectin (GR-MD-02), which has been demonstrated in preclinical models to reverse liver fibrosis and cirrhosis and in clinical studies to decrease portal hypertension and prevent its complication: the development of esophageal varices. Belapectin has the potential to treat many diseases due to galectin-3’s involvement in multiple key biological pathways such as fibrosis, immune cell function and immunity, cell differentiation, cell growth, and apoptosis (cell death). The importance of galectin-3 in the fibrotic process is supported by experimental evidence. Animals with the galectin-3 gene “knocked-out” can no longer develop fibrosis in response to experimental stimuli compared to animals with an intact galectin-3 gene. We are using our galectin-3 inhibitor to treat advanced liver fibrosis and liver cirrhosis in NASH patients. We have completed two Phase 1 clinical studies, a Phase 2 clinical study in NASH patients with advanced fibrosis (NASH-FX) and a second Phase 2b clinical trial in NASH patients with compensated cirrhosis and portal hypertension (NASH-CX).

We are now engaged in a large, global Phase 2b/3 clinical trial. Our study protocol was filed with the FDA on April 30, 2020, for a seamless adaptively-designed Phase 2b/3 clinical study, the NAVIGATE trial (formerly called NASH-RX), evaluating the safety and efficacy of our galectin-3 inhibitor, belapectin, for the prevention of esophageal varices in patients with non-alcoholic steatohepatitis (NASH) cirrhosis (Further details are available at www.clinicaltrials.gov under study NCT04365868); this study began enrolling patients in Q2-2020. In September 2020, the Company received a letter from the FDA providing comments, asking questions and providing guidance on various aspects of the ongoing NAVIGATE trial.  These comments were addressed, and the study proceeded accordingly.

Additionally, a study protocol entitled “A Single-dose, Open-label, Pharmacokinetic Study of Belapectin (GR-MD-02) in Subjects With Normal Hepatic Function and Subjects With Varying Degrees of Hepatic Impairment” has been filed with the FDA to examine the effects of the drug in subjects with normal hepatic function and subjects with varying degrees of hepatic impairment (study details are listed under study NCT04332432 on www.clinicaltrials.gov); this study became fully enrolled in February 2022.

We endeavor to leverage our scientific and product development expertise as well as established relationships with outside sources to achieve cost-effective and efficient drug development. These outside sources, amongst others, provide us with expertise in preclinical models, pharmaceutical development, toxicology, clinical trial operations, pharmaceutical manufacturing, including physical and chemical drug characterization, and commercial development. We also have established through our majority-owned joint venture subsidiary, Galectin Sciences LLC, a discovery program developing small molecules that inhibit galectin-3 and may afford alternative drug delivery (e.g., oral) and as a result expand the potential uses of galectin-3 inhibitor beyond belapectin. Three chemical series of composition of matter patents have been filed.

We are also pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immuno-oncology following our previous successful collaboration with Providence Portland Cancer Center. We are now planning a phase 2 trial in advanced or metastatic head and neck cancer using belapectin in combination with a checkpoint (PD-1) inhibitor. All of our proposed products are presently in development, including pre-clinical and clinical trials.

Index
We were founded in July 2000 as Pro-Pharmaceuticals, Inc., a Massachusetts corporation. On April 25, 2001, DTR-Med Pharma Corp. (“DTR”), which was incorporated in Nevada on January 26, 2001, entered into a stock exchange agreement with Pro-Pharmaceuticals, Inc., whereby DTR acquired all of the outstanding shares of common stock of Pro-Pharmaceuticals, Inc. On May 10, 2001, DTR changed its name to “Pro-Pharmaceuticals, Inc.” and on June 7, 2001, the Massachusetts corporation was merged into the Nevada corporation. On May 26, 2011, Pro-Pharmaceuticals, Inc. changed its name to “Galectin Therapeutics Inc.” In October 2012, we moved our headquarters to a suburb of Atlanta, GA to be closer to a center of discovery collaboration while maintaining a laboratory operation in the Boston area.

Our Drug Development Programs

Galectins are a class of proteins that are made by many cells in the body, but predominantly in cells of the immune system. As a group, these proteins are able to bind to sugar molecules that are attached to other proteins, called glycoproteins that are responsible for various functions within the body, most notably inflammation and fibrosis. Galectins, in particular galectin-3,act as a  molecular glue, bringing together molecules that have sugars on them. Galectin-3, is known to be markedly increased in a number of important diseases including inflammatory diseases leading to organs scarring (e.g. liver, lung, kidney, and heart) and cancers. The increase in galectin-3 , by creating the so-called galectin-3 fibrosome, promotes the progression of multiple diseases. Published data substantiating the importance of galectin-3 in the fibrotic process arises from gene knockout experiments in animal studies. For instance, mice genetically altered to eliminate the galectin-3 gene, and thus unable to produce galectin-3, do not develop liver fibrosis in response to toxic insult to the liver.

We have one new proprietary chemical entity (NCE) in development, belapectin, which has shown promise in preclinical and clinical studies for the treatment of liver fibrosis, severe skin disease, and cancer (melanoma and head and neck squamous cell carcinoma). Currently we are focusing on development of belapectin for the treatment of NASH cirrhosis and Head and neck cancer. Belapectin is a proprietary, patented compound derived from natural, plant-based, starting materials, which, following chemical processing, exhibits the properties of binding to and inhibiting galectin-3.

Our product pipeline is shown below:

Indication	Drug	Status
Prevention of esophageal varices in NASH cirrhosis

Phase 1 interaction trial: NASH-CX trial and NASH-FX trial	belapectin
IND submitted January 2013. Results from the Phase 1 interaction trial were reported in 2014, with final results reported in January 2015.
The Phase 2 NASH FX trial was conducted in patients with advanced fibrosis but not cirrhosis. Its principal purpose was to evaluate various imaging modalities. The NASH FX trial top line data was reported in September 2016 and published in Alimentary Pharmacology and Therapeutics in 2016.

The Phase 2 NASH CX trial was conducted in patients with compensated cirrhosis and portal hypertension. The NASH CX trial top line data was reported in December 2017 and was published in Gastroenterology in 2020.

Index
Indication	Drug	Status
NASH NAVIGATE
Following FDA feedback, the NAVIGATE trial is an adaptive Phase 2b/3 trial for the prevention of esophageal varices in NASH patients with compensated cirrhosis and clinical signs of portal hypertension. A Phase 2b interim efficacy analysis will be incorporated to confirm previous Phase 2 data, select an optimal dose and reaffirm the risk/benefit of belapectin. The Phase 3 end of study analysis will evaluate the development of esophageal varices as the same primary outcome of efficacy and a composite clinical endpoint including progression to varices requiring treatment as a key secondary outcome of efficacy ( www.clinicaltrials.gov NCT04365868). The first patient was randomized in the third quarter of 2020.

Phase 1 study: hepatic insufficiency		A hepatic impairment study is being conducted in subjects with normal hepatic function and subjects with varying degrees of hepatic impairment (www.clinicaltrials.gov NCT04332432) and began enrolling patients in the second quarter of 2020. The study completed enrollment in February 2022.

Cancer Immunotherapy

Melanoma, Head, Neck Squamous Cell Carcinoma (HNSCC)	belapectin
Investigator IND study in process. A Phase 1B study began in Q-1 2016. Early data was reported in February 2017 and additional data were reported in September 2018.  Data from an extension trial was reported in July 2021 for additional melanoma and HNSCC patients which provided a rational basis for additional trials which the Company is exploring.

Liver cirrhosis. Belapectin is our lead product candidate for treatment of compensated NASH cirrhosis in patients with portal hypertension. Our preclinical data show that belapectin has a significant therapeutic effect on liver fibrosis as shown in several relevant animal models. In addition, in NASH animal models, belapectin has been shown to reduce liver fat, inflammation, portal pressure, and ballooning degeneration (death of liver cells). Therefore, we chose belapectin as the lead candidate in a development program targeted initially at fibrotic liver disease associated with non-alcoholic steatohepatitis (NASH). In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase 1 study in patients with NASH and advanced liver fibrosis to evaluate the safety of belapectin and pharmacodynamics biomarkers of disease. On March 1, 2013, the FDA indicated we could proceed with a US Phase 1 clinical trial for belapectin with a development program aimed at obtaining support for a proposed indication of belapectin for treatment of NASH with advanced fibrosis. The Phase 1 trial was completed and demonstrated that belapectin up to 8 mg/kg Lean Body Mass (LBM), i.v. was safe and well tolerated.

Additionally, an open label drug-drug phase 1 interaction study was completed in healthy volunteers during the second quarter of 2015 with belapectin and it showed that with 8 mg/kg LBM dose of belapectin and 2 mg/kg LBM dose of midazolam there was no drug-drug interaction, and no serious adverse events or drug-related adverse events were observed. The secondary objective was to assess the safety and tolerability of belapectin when administered concomitantly with midazolam.

Our Phase 2 program in fibrotic disease consisted of two separate human clinical trials. The main clinical trial was the Phase 2b NASH-CX study for one year for patients with NASH with compensated cirrhosis and portal hypertension, which began enrolling patients in June 2015. This study was a randomized, placebo-controlled, double-blind, parallel-group Phase 2b trial to evaluate the safety and efficacy of belapectin for treatment of liver fibrosis and resultant portal hypertension in NASH patients with compensated cirrhosis. A smaller, exploratory NASH-FX trial was conducted to explore potential use of various non-invasive imaging techniques in NASH patients with advanced fibrosis but not cirrhosis.

Index
NASH-FX Trial: The NASH-FX trial was a Phase 2a pilot trial for patients with NASH and advanced fibrosis that explored use of three non-invasive imaging technologies. It was a short, single site, four-month trial in 30 NASH patients with advanced fibrosis (F3) randomized 1:1 to either 9 bi-weekly doses of 8 mg/kg LBM of belapectin or placebo. The trial did not meet its primary endpoint as measured using multi-parametric magnetic resonance imaging (LiverMultiScan(R), Perspectum Diagnostics). The trial also did not meet secondary endpoints that measure liver stiffness as a surrogate for fibrosis using, magnetic resonance-elastography and FibroScan® score.  With a four-month treatment period and a small number of patients per arm the study was not powered to demonstrate efficacy results in established advanced liver fibrosis. In the trial however, belapectin was found to be safe and well tolerated with no serious adverse events and showing evidence of a pharmacodynamic effect. These results provided support for further development in NASH.

NASH-CX Trial: The NASH-CX trial was a larger multi-center clinical trial that explored the use of belapectin for the treatment of patients with well-compensated NASH cirrhosis and portal hypertension. Enrollment was completed in September 2016, and a total of 162 patients at 36 sites in the United States were randomized to receive either 2 mg/kg LBM of belapectin, 8 mg/kg LBM of belapectin or placebo. Approximately 50% of patients at baseline had esophageal varices (a complication of portal hypertension). The primary endpoint was a reduction in hepatic venous pressure gradient (HVPG), a hemodynamic measure that estimates portal hypertension. Patients received an infusion of belapectin or placebo every other week for one year and were evaluated to determine the change in HVPG as compared with placebo. Secondary or exploratory endpoints included evaluation of fibrosis on liver biopsy, measurement of liver stiffness (FibroScan(R)) and assessment of liver metabolism (13C-methacetin breath test). Top line data readout was reported in December 2017. The study demonstrated a favorable safety profile and clinically meaningful efficacy results in patients without esophageal varices at baseline as demonstrated by a decrease in portal pressure associated with the prevention of development of varices when compared to placebo.

In the total patient population, the primary endpoint HVPG showed a trend toward benefit with belapectin treatment, but the difference from placebo was not statistically significant. The mean change in HVPG of placebo from baseline to week 54 was 0.3 mm Hg. The mean change in HVPG from baseline was -0.37 and -0.42 for the 2 mg/kg LBM dose and 8 mg/kg LBM dose of belapectin, respectively.

In those NASH cirrhosis patients with portal hypertension who have not yet developed esophageal varices at baseline (about 50% of the total population), there was a statistically significant effect of the 2 mg/kg LBM dose of belapectin on the absolute change in HVPG (-1.08 mm Hg, p<0.01). The effect of the 8 mg/Kg LBM dose of belapectin on absolute or percent change in HVPG from baseline to week 54 was not significant.

Also because of the clinical relevance of this population, a responder analysis was performed on those patients without esophageal varices at baseline. Analysis was performed looking at two groups: those with an equal to or greater than 2 mm Hg decrease in HVPG from baseline or those with an equal to or greater than 2 mm Hg and a greater than or equal to 20% decrease in HVPG from baseline. In both cases, the change observed in the belapectin 2 mg/kg LBM group was statistically significant (p<0.01) while that of the 8 mg/kg LBM group was not.

Over the 54-week treatment period, in patients without varices at baseline there were also a statistically significantly fewer new varices that developed in the belapectin treatment groups (0% and 4% in the 2 mg/kg LBM and the 8 mg/kg LBM, respectively) vs placebo (18%). This meant that the decrease seen in portal pressure was associated with a decreased incidence of esophageal varices. The results were noticeable in the belapectin 2 mg/Kg LBM group as statistical significance against placebo was achieved for both parameters. As esophageal varices can lead to hemorrhagic complication, which can be fatal, and are a severe complication of liver cirrhosis, we believe the prevention of esophageal varices may represent a clinically relevant measure of clinical efficacy in patients with NASH cirrhosis.

The major conclusions from the NASH-CX trial results were that: (i) belapectin had a statistically significant and clinically meaningful effect in improving HVPG vs placebo in patients with NASH cirrhosis who did not have esophageal varices at baseline, (ii) Belapectin in the total patient population was associated with a statistically significant improvement in hepatocyte ballooning (ie cell death), (iii) There was a statistically significant reduction (p=0.02) in the development of new esophageal varices in drug-treated patients compared to placebo. We believe that the prevention of esophageal varices is a clinically relevant endpoint related to patient outcomes, (iv) While there was a drug effect in both the 2 mg/kg LBM and 8 mg/kg LBM groups on the development of varices and liver biopsy there was a consistently greater and statistically significant effect of the 2 mg/kg LBM dose of belapectin, (v) belapectin appears to be safe and well tolerated in this one year clinical trial, a feature that is of prime importance for a cirrhotic population and (vi) This is the first large, randomized clinical trial to demonstrate a clinically meaningful improvement in portal hypertension in patients with compensated NASH cirrhosis who have not yet developed esophageal varices.

Index
Further information and details on the NASH-CX results is available in public presentations posted to our website and filed with the SEC and in a peer reviewed publication in Gastroenterology 2020;158:1334–1345.

NASH NAVIGATE Trial: Building on the experience of the NASH-CX trial, the NAVIGATE Trial is a seamless adaptively-designed Phase 2b/3 clinical study evaluating the safety and efficacy of our galectin-3 inhibitor, belapectin, for the prevention of esophageal varices in patient with non-alcoholic steatohepatitis (NASH) cirrhosis. The major features of this innovative Phase 2b/3 study design are: i) In patients with NASH cirrhosis and clinical signs of portal hypertension but without esophageal varices at baseline, this trial will assess the effect of belapectin on the incidence of new varices (the primary endpoint) – as well as assessing the effect of belapectin on the incidence of additional clinically significant cirrhosis-related outcomes (a key secondary efficacy endpoint), (ii) The study targets NASH patients with a clearly identified unmet medical need: patients with compensated cirrhosis who have clinical signs of portal hypertension and, thus, are at risk of developing esophageal varices, a potentially life-threatening complication of cirrhosis (bleeding varices are a cause of death in about one-third of cirrhotic patients). There is currently no approved treatment for preventing varices in these patients. In addition, the development of esophageal varices reflects the progression of hepatic cirrhosis and thus portends the development of other cirrhosis complications such as ascites, hepatic encephalopathy, and liver failure, and (iii) During the first 18 months, two belapectin dose levels (2 mg/kg LBM and 4 mg/kg LBM) will be compared to placebo (phase 2b). Then, at the interim analysis (IA), the best belapectin dose will be selected, based on efficacy and safety, for continued evaluation (Phase 3). The belapectin dose selected for the phase 2b/3 were based on the analysis of the NASH-CX trial. Prior belapectin clinical studies have also indicated the good tolerance and safety profile of belapectin with doses of up to 8 mg/kg LBM for up to 52 weeks, an important feature to inform the future risk benefit analysis in patients with NASH cirrhosis.

The study design provides for a pre-specified interim analysis (IA). The IA of efficacy and safety data will be conducted after all planned subjects in Phase 2b component have completed at least 78 weeks (18 months) of treatment and a second esophago-gastro-duodeno endoscopic assessment. The purpose of the IA is to allow potential seamless adaptive modifications of the study, including: (1) the selection of the optimal dose of belapectin for Phase 3, (2) the re-estimation of the study sample size for Phase 3 portion of the trial, (3) the re-evaluation of the randomization ratio for the Phase 3 portion of the trial, (4) the refinement of the inclusion and exclusion criteria for the Phase 3 portion of the trial, including the cirrhosis status, (5) and/or termination of the study for overwhelming efficacy or for futility.

The trial design also includes a blinded sample size re-estimation (“SSR”) during the Phase 2b, prior to the IA, to allow for potential sample size readjustment. The SSR will be conducted when 50% of the patients have completed 18 months of therapy. This will allow us to confirm the underlying assumption regarding the rate of varices development, currently estimated from our prior Phase 2b trial (NASH-CX). The study design also minimizes invasive testing requirements, such as the measurement of HVPG or repeated liver biopsies, which we believe are particularly risky in patients with portal hypertension and will facilitate enrollment and retention of patients. It also provides for a seamless transition of patients from the Phase 2b component into the phase 3 stage, including the potential addition of new patients. The trial design preserves the surrogate end-point concepts (development of new varices versus variceal hemorrhage) previously discussed with FDA.

We believe that these adaptations taken together are innovative and optimize conduct of the NAVIGATE trial with a clinically relevant primary outcome giving belapectin the best opportunity to show a positive therapeutic effect to address an unmet medical need. As a testimony of this innovation, the NAVIGATE trial design was presented to the hepatology community and featured during the last meeting of the American Association for the Study of Liver Diseases, in November 2021. If the IA results of the NAVIGATE trial are compelling, there could be the potential for accelerated FDA approval and/or partnership opportunity with a pharmaceutical company.

In the Phase 3 component of this trial, as proposed in the protocol, the primary endpoint remain the development of varices. Secondary endpoints include a composite clinical outcomes endpoint, including varices requiring treatment (development of large varices or varices with a red wale), decompensating events, all-cause mortality, MELD score increase, liver transplant. Also, NASH non-invasive biomarkers will be evaluated. To target a population at risk of developing esophageal varices, patient selection will be based on clinical signs of portal hypertension, including, but not limited to, a low platelet count, an increased spleen size and/or evidence of abdominal collaterals circulation.

The focus and goal of the therapeutic program is to stop the progression of and/or reverse portal hypertension and thereby prevent the development of varices, potentially one of the most immediately life-threatening complication of cirrhosis. Based on the results of the NASH-CX trial and subject to confirmation in later stage clinical trials, we believe that this goal is achievable in a significant portion of the NASH cirrhosis patient population i.e. those NASH cirrhosis patients with clinical signs of portal hypertension for whom, currently no specific, liver targeted, treatment are available.

Index
The COVID-19 pandemic has delayed and may continue to delay our regulatory and ethics approvals, recruitment of sites, and enrollment of patients for our Phase 2b/3 NAVIGATE trial despite a recent uptick in screening activities. Many investigational centers in the United States and Europe have experienced shut-downs, and while some have loosened or removed restrictions, there may be a risk of experiencing new shut-downs and restrictions. In some countries, shutdown orders have also affected the regulatory process to authorize study starts. Governments and medical facilities have focused their resources for battling the COVID-19 pandemic. For several reasons, the pandemic makes enrolling patients for the NAVIGATE trial more challenging, including because patients eligible for the NAVIGATE trial have liver cirrhosis and, as such, are at a greater health risk of complications from COVID-19. It is also important to consider the safety of our candidate participants first, as cirrhotic patients with portal hypertension are immune compromised. We believe that as we continue to emerge from the COVID-19 pandemic, site recruitment and patient enrollment will accelerate and we have experienced increases in enrollment, particularly in the U.S.  However, we have not seen the enrollment in Europe that we anticipated, and conditions there remain uncertain.  Consequently, we have activated multiple sites in Latin America.  At this time, although enrollment completion is targeted for June 30, 2022, it may require an additional quarter to complete.

We have identified and activated approximately 138 clinical trial sites in 14 countries for the NAVIGATE trial.

Further details on the NAVIGATE trial can be found on www.clinicaltrials.gov under study NCT04365868 and on our NAVIGATE website (navigatenash.com).

The Company also has commenced a Hepatic Impairment Study, which will run in parallel with the phase 2b/3 trial as part of the development program. The Hepatic Impairment Study is being conducted at three sites and involves approximately 40 patients (divided amongst normal healthy volunteers, and patients with hepatic impairment categorized as Child-Turcotte-Pugh (CTP) classes A (mild), B (moderate), and C (severe). Each subject will receive a single infusion of belapectin (4 mg/kg LBM) and their serum belapectin levels will be monitored for up to approximately two weeks to define the effects of various stages of cirrhosis on serum belapectin levels. The tolerance and safety of belapectin will be evaluated.  Enrollment in this study was completed in February 2022, and the results will be announced when available.  Based on the results from this hepatic impairment study, the Company may consider including patients with more advanced cirrhosis in the Phase 3 portion of its NAVIGATE trial. Until dosing and safety profile is further informed in CTP Class B and/or Class C patients, the NAVIGATE trial will enroll only CTP Class A patients. Further details on this hepatic impairment study can be found on www.clinicaltrials.gov study NCT04332432.

Cancer Immunotherapy. We believe there is potential for galectin inhibition to play a key role in the innovative area of cancer immunotherapy. For example, there have been several recent approvals of drugs that enhance a patient’s immune system to fight cancer. It is our goal to use ourgalectin-3 inhibitor to further enhance the immune system function to help the body to fight cancer in a way that complements other approaches to this type of therapy. This hypothesis is supported by the fact that galectin-3 is expressed at high levels in multiple types of tumors and their micro-environment, where it fosters the malignant nature of the tumors, and protects the tumors from immune attack by the patient’s own defense mechanism. Our drug candidates provide a promising new therapeutic approach to enhance the activity of the immune system against cancer cells. Preclinical studies have indicated that belapectin enhances the immune response to cancer cells, increased tumor shrinkage and enhanced survival in immune competent mice with prostate, breast, melanoma and sarcoma cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1, or with the immune cell activator anti-OX40. These preclinical data led to the filing of two Investigator-sponsored INDs and the initiation of Phase 1B studies of belapectin in combination with Yervoy® (ipilimumab) in metastatic melanoma and another phase 1B study in combination with KEYTRUDA (pembrolizumab) in patients with metastatic melanoma and head and neck squamous cell carcinoma. These studies were conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI).

The phase IB study in combination with Yervoy was rapidly discontinued after the first patients were recruited because of the availability on new treatment in the selected population.

          Promising results were reported in the Phase 1b trial combining belapectin with pembrolizumab (KEYTRUDA®). When aggregated cohorts are combined, in advanced melanoma, a 50% objective response rate with belapectin in combination with KEYTRUDA, was documented. In addition, a 33% response rate was documented in patients with head and neck cancer The results have been published in 2021 in a highly rated peer reviewed journal (Curti et al. Journal of Immunotherapy of cancer 2021;9:e002371). There was also a suggestion that the combination of belapectin with pembrolizumab could decrease the auto-immune side-effect induced by pembrolizumab. These side-effects, which are directly linked to the mechanism of action of pembrolizumab, can be poorly tolerated and even severe enough to lead to treatment interruption, even if the effect on the cancer was encouraging. This is of course, a very frustrating situation for patients who have to discontinue an active treatment but have no other options available to them. We believe these data, taken together with the observed favorable safety and tolerability of the combination, provide a rationale to move the belapectin program in oncology forward.

Index
Late in 2021, we engaged three noted physicians – Dr. Chetan Bettegowda, from Johns Hopkins, and Dr. Nishant Agrawal and Dr. Ari Rosenberg, both from University of Chicago Medical Center – as consultants to help define the path forward in oncology.  In consultation with our oncology experts, we have now selected the treatment of recurrent or metastatic head and neck cancer as the lead indication to pursue for belapectin in combination with an immune checkpoint inhibitor. The decision is notably based on the lack of available treatments for these patients, the limited number of therapies in development, and the resulting very high medical need. We are currently working to compile an IND package with the objective for Galectin Therapeutics to file an IND and are planning a phase 2 trial to be filed with the FDA oncology division.

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

Index
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

As of December 31, 2021, Galectin Therapeutics Inc. held 23 granted U.S. patents, 100 foreign granted, 3 foreign patent applications pending, and 2 U.S. patent applications pending. Many of our patents and patent applications cover composition of matter for complex carbohydrate drugs and/or methods of use for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent or for use in treatment of fibrosis. The scheduled expiration dates of our United States patents span out to 2034 before considering any potential extensions. We have corresponding patent applications pending in various territories where we see potential for commercial interest. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to Our Intellectual Property”. Our competitive position, in part, is contingent upon protection of our intellectual property. Galectin Sciences LLC has 3 granted international patent, 1 international patent allowed, 3 US patent application pending, and 27 foreign applications pending.

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

During the years ended December 31, 2021 and 2020, our expenditures for research and development were $24.0 million and $18.0 million, respectively. We expense all research and development costs as they are incurred.

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

Index
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

Index
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

Index
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

Human Capital Resources

As of February 28, 2022, we currently have nine full-time employees, six of whom are involved primarily in management of our pre-clinical research and development and clinical trials and three who were involved primarily in management and administration of our Company. We also utilize several contractors and consultants who provide product development, manufacture, analytical testing, clinical trial expertise, and clinical trial support.

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

Index
If any of the following risks actually happen, our business, financial condition and operating results could be materially adversely affected. In this case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Company

We have incurred net losses to date and must raise additional capital in order to continue to operate.

We have incurred net losses in each year of operation since our inception in July 2000 and have no revenues. Our accumulated deficit as of December 31, 2021 was $271 million. We had $39.6 million of unrestricted cash as of December 31, 2021. The Company believes there is sufficient cash to fund currently planned operations at least through March 31, 2023. We will require more cash to fund our operations after March 31, 2023 and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

We may raise capital through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources. Additional funding may not be available on favorable terms or at all. In our most recent significant financing, our chairman, Richard E. Uihlein, provided $30 million in convertible debt financing in three transactions in 2021.  Though his investments in the Company, Mr. Uihlein has been a critical source of funding. There is no assurance as to the level of future investments to be made in the Company by Mr. Uihlein. If adequate funds are not otherwise available, we may need to significantly curtail operations. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, products and/or potential markets. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, our equity holders may experience dilution of their proportionate ownership of the Company.

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

Index
If we are unable to generate revenues from the sale of our products, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

We are dependent on the success of our lead product candidate, belapectin, and we cannot be certain that our product candidates will receive regulatory approval or be successfully commercialized.

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

To obtain FDA approval, we will need to conduct one or more Phase 3 clinical trial for belapectin; however, we cannot assure you that we will be able to finance Phase 3 trials. Additionally, we cannot assure you that our future trials will yield successful results, that they will lead to the generation of revenue, or that we will obtain regulatory approval in other countries.

Pre-clinical studies and clinical trials are expensive, time-consuming and ultimately may not be successful. The results of pre-clinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Also, it is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. For example, although there was positive data from our NASH-CX Phase 2 trial for belapectin, it did not meet its primary endpoint. Similarly, our Phase 2a pilot trial NASH-FX for patients with advanced fibrosis, which explored three non-invasive imaging technologies, did not meet its primary endpoint. We may engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. Additional clinical trials may not start or be completed as we forecast and may not achieve the desired results. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate.

Difficulty and delays in enrolling patients and registering sites for conducting clinical trials may prevent or delay product development and strain our limited financial resources.

There are other life sciences companies conducting clinical trials in patients with the disease indications that our product candidates target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we do not know how many of the eligible patients may be enrolled in competing studies and who are consequently not available to us for our clinical trials.

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

Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the study and potential reduced enrollment due to the COVID-19 pandemic. The delay or inability to meet planned patient enrollment may result in increased costs and delays or termination of the trial, which could have a harmful effect on our ability to develop products.

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

Index
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

Index
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

We are highly dependent on our current base of a few employees and external consultants. These individuals, among other things, design and lead our pre-clinical and clinical studies, as well as our U.S. and European regulatory processes. With little or no redundancy in our personnel, the loss of any personnel or failure to attract or retain other key personnel and consultants could result in a loss of experience and accumulated knowledge and prevent us from developing our products and core technologies and pursuing collaborative relationships.

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

Index
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

Index
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

Index
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

Index
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

Index
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

Risks Related to Information Technology and Cybersecurity

We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.

Index
We rely extensively on information technology systems, networks and services that are managed and hosted provided by third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our personnel or others with authorized access to our systems or unauthorized persons could negatively impact our operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction or modification of confidential information stored in our, or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from malicious cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. As the COVID-19 pandemic continues to progress, we have observed an increase in cybersecurity incidents across the industry, predominantly ransomware and social engineering attacks. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and due to the nature of some of these attacks, there is also a risk that they may remain undetected for a period of time. There can be no assurance that we will be able to prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

Risks Related to Our Common Stock

The market price of our common stock may be volatile and adversely affected by several factors. This could subject us to securities class action litigation, and our stockholders could incur substantial losses.

The market price of our common stock could fluctuate significantly in response to various factors and events, including but not limited to:

•	the results of our pre-clinical studies and clinical trials, including interim results, as well as those of our competitors;

•	regulatory actions with respect to our products or our competitors’ products;

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	our issuance of additional securities, including debt or equity or a combination thereof, which may be necessary to fund our operating expenses and the cost of our clinical trials;

•	announcements of technological innovations or new products by us or our competitors;

•	the success of competitive products;

•	loss of any strategic relationship;

•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

•	regulatory or legal developments in the United States and other countries;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results;

•	sales of our common stock by us, our insiders or our other stockholders;

•	whether an active trading market in our common stock develops and is maintained;

•	engagement and retention of senior management needed for our clinical trials; and

•	novel and unforeseen market forces and trading strategies, such as the massive short squeeze rally caused by retail investors on companies such as Gamestop.

Index
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

Our articles of incorporation authorize the issuance of capital stock including 20,000,000 authorized undesignated shares (all have been designated as of December 31, 2021), and empowers our board of directors to prescribe, by resolution and without stockholder approval, a class or series of undesignated shares, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, in the event that additional undesignated shares are authorized under our charter documents, our board of directors may designate and issue additional shares or series of preferred stock that would rank senior to the shares of common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution

Nevada law and our charter documents could make it more difficult for a third party to acquire us and discourage a takeover, which could depress the trading price of our common stock.

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

Index
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

Our shares of common stock have been thinly traded, so you may be unable to sell at or near ask prices or even at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock is currently traded on The NASDAQ Capital Market and experiences periods when it is considered “thinly-traded.” This situation may be attributable to several factors, including the fact that we are a small company that is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community that generate or influence sales volume. Furthermore, even if our stock came to the attention of such persons, they may be reluctant to follow us or purchase or recommend the purchase of our shares. Therefore, there may be periods of several days, weeks or months when trading activity in our shares is minimal, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will be sustained, or that current trading levels will be sustained or not diminish.

Concentration of ownership by our principal stockholders may limit your ability to influence the outcome of director elections and other transactions requiring stockholder approval.

A significant percentage of our outstanding stock is held by a limited number of investors, including Richard E. Uihlein. Mr. Uihlein, the chairman of our board of directors, who beneficially owns approximately 13.4% of our outstanding common stock as of February 28, 2022 (which does not include any shares issuable upon exercise of options and warrants) and the 10X Fund, LP , which now owns 10.4% of the issued and outstanding shares of common stock of the Company as of February 28, 2022 (which does not include any shares issuable upon exercise of options and warrants). Mr. Uihlein is also an investor in the 10X Fund as a limited partner but is not deemed to be a beneficial owner of, or have a reportable interest in, any shares owned by 10X Fund. As a result of their ownership of shares of common stock, Mr. Uihlein and 10X Fund have and will have significant influence over corporate actions requiring stockholder approval, including the following actions:

•	to elect or defeat the election of our directors;

•	to amend or prevent amendment of our certificate of incorporation or bylaws;

•	to effect or prevent a merger, sale of assets or other corporate transaction; and

•	to control the outcome of any other matter submitted to our stockholders for vote.

Index
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

Index
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

We lease 3,610 square feet for our executive offices located at 4960 Peachtree Industrial Blvd., Norcross, GA. We also lease on a month-to-month basis approximately 300 square feet in Natick, MA, for use by research and development employees and which is collocated with one of our research and development service vendors. We believe these spaces are suitable for our present operations.

Item 3.	Legal Proceedings

From time to time, the Company is exposed to litigation relating to its operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse effect on its financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Index
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on The NASDAQ Capital Market under the symbol GALT effective March 23, 2012.

Holders of Common Stock

As of February 28, 2022, there were 138 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through at least March 31, 2023; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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

Index
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

Results of Operations from the Years Ended December 31, 2021 and 2020

Research and Development Expense

	Year ended December 31,		2021 as Compared to 2020
	2021	2020	$Change	% Change
	(in thousands, except %)
Research and development	$23,818	$17,976	$5,842	32%

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

Our research and development expenses were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Direct external expenses:
Clinical programs	$20,830	$14,229
Pre-clinical activities	562	532
Other research and development expenses:
Payroll and other including stock-based compensation	2,426	3,215
	$23,818	$17,976

Index
Clinical programs expenses increased in the year ended December 31, 2021 over the year ended December 31, 2020 primarily due to costs related to our the NAVIGATE clinical trial activities and preparations and some preclinical activities incurred in support of the planned clinical program such as development and reproductive toxicity studies, clinical supplies and other supportive activities.

General and Administrative Expense

	Year ended December 31,		2021 as Compared to 2020
	2021	2020	$ Change	% Change
	(in thousands, except %)
General and administrative	$6,361	$5,468	$893	16%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase for the year ended December 31, 2021, as compared to the same period for 2020, are due to an increase in non-cash stock-based compensation of $373,000 and increase in insurance expense of $395,000.

Other Income and Expense

During the year ended December 31, 2021, other income and expense consisted of $4,000 of interest income offset by amortization of the debt discount associated with warrants issued with a line of credit entered into in December 2017 of $174,000 which is classified as interest expense, and interest expense and amortization of debt discounts on convertible notes payable of $315,000.

Results of Operations from the Years Ended December 31, 2020 and 2019

Research and Development Expense

	Year ended December 31,		2020 as Compared to 2019
	2020	2019	$ Change	% Change
	(in thousands, except %)
Research and development	$17,796	$7,467	$10,509	141%

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

Index
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

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2021, we raised a net total of $234.5 million from these offerings. At December 31, 2021, the Company had $39.6 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash to fund currently planned operations at least through March 31, 2023. We will require more cash to fund our operations after March 31, 2023 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. Currently, we expect to require an additional approximately $45-$50 million to cover costs of the trial to reach the planned interim analysis estimated to occur in the first quarter of 2024 along with drug manufacturing and other scientific support activities and general and administrative costs and further amounts to complete the Phase 3 portion of the trial. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Index
2021 compared to 2020

Net cash used in operations increased by $3,707,000 to $24,308,000 for 2021, as compared to $20,601,000 for 2020. Cash operating expenses increased principally due to increased research and development activities primarily related to our NAVIGATE clinical trial and associated activities.

There were no equipment purchases or other investing activities in 2021 or 2020.

Net cash provided by financing activities was $36,814,000 during 2021 as compared to $263,000 during 2020, due primarily to the transactions described below.

In 2021, we received proceeds of $30,000,000 from three related-party convertible notes payable, $2,950,000 from the exercise of common stock warrants and $3,864,000 in net proceeds from issuance of common shares under our ATM.  In 2020, we received proceeds of $44,000 from issuances of common stock through the At the Market issuances and received $219,000 from exercise of common stock options.

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

Operating leases

Effective December 31, 2018, the Company entered into an amendment to its operating lease for office space in Norcross, GA for a term of thirty-eight months, beginning on January 1, 2019 and ending February 28, 2022 at a rate of approximately $3,800 per month. The amended lease provided for free rent for the first two months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building.  The Company renewed its existing office space lease effective in February 2022 for 38 months at substantially the same terms.

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

Index
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

Due to the nature of our operations, assets and debt, we are not exposed to any significant market risks at December 31, 2021 and 2020.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Our management has concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO 2013 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting. Management conducted an evaluation of internal controls based on the COSO 2013 framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Each of our directors is elected annually and holds office until his or her successor has been elected and qualified or until the earlier of his or her death, resignation or removal. Our board of directors currently consists of eleven members, all of whom were elected at our 2021 Annual Meeting of Stockholders.

The following table sets for the certain biographical information about our directors as of February 28, 2022, and the qualifications, experiences and skills considered in determining that each such person should serve as a director.

Name	Age	Director Since
Gilbert F. Amelio, Ph.D. (2)(3)	78	2009
James C. Czirr	68	2009
Kary Eldred (1)	47	2018
Kevin D. Freeman (1)(2)(3)	60	2011
Joel Lewis	52	2017
Gilbert S. Omenn, M.D., Ph.D. (2)	80	2014
Marc Rubin, M.D. (3)	67	2011
Elissa J. Schwartz, Ph.D. (3)	51	2020
Harold H. Shlevin, Ph.D.	72	2019
Richard E. Uihlein, Chairman	76	2017
Richard A. Zordani (1)	49	2020

(1)	Member of audit committee
(2)	Member of compensation committee
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

James C. Czirr, has served as a director pursuant to contractual rights set forth in certain warrants to purchase Common Stock that 10X Fund L.P. holds since February 2009, served as Chairman of the Board from February 2009 until January 2016 and Executive Chairman from February 2010 until January 2016, is a co-founder of 10X Fund, L.P. and is a managing member of 10X Capital Management LLC, the general partner of 10X Fund, L.P. Mr. Czirr was a co-founder of Galectin Therapeutics in July 2000. Mr. Czirr was instrumental in the early-stage development of Safe Science Inc., a developer of anti-cancer drugs; served from 2005 to 2008 as Chief Executive Officer of Minerva Biotechnologies Corporation, a developer of nano particle bio chips to determine the cause of solid tumors.  Mr. Czirr is an early stage investor and on the board of directors of Gold Express a private gold mining company with multiple exploration properties in the U.S.   Mr. Czirr received a B.B.A. degree from the University of Michigan. We believe that Mr. Czirr is best situated to sit on our Board because he is the director who was a co-founder of the Company and is familiar with our business and industry.

Index
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

Joel Lewis, a director since 2017, became our President and Chief Executive Officer on September 2, 2020. Previously, he was the Managing Director of Shareholder Services at Uline, Inc. (a distributor of shipping, packaging and industrial supplies), a position he held from 2007 through 2019. Mr. Lewis is a financial executive with over 26 years of experience started his career in public accounting in 1992. Prior to his employment with Uline Inc., Mr. Lewis served as a Tax and Accounting Manager for Century America LLC from 2001 to 2006 and a Tax Manager for Deloitte & Touche from 1998 to 2001. After spending a decade in public accounting where he specialized in both financial reporting and taxation, Mr. Lewis migrated to privately held companies focusing on high-net-worth family businesses. Mr. Lewis has a wide range of expertise including working in a variety of industries and disciplines including taxation, restructuring, acquisition and private equity ventures. Mr. Lewis is a registered CPA in the state of Illinois. He holds a B.S. in Accountancy from the University of Illinois and a Masters in Taxation from DePaul University. We believe that Mr. Lewis’ qualifications to sit on our Board include his business and financial expertise and his service as a board observer on our Board during 2017.

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

Index
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

Harold Shlevin, Ph.D., retired from being our President and Chief Executive Officer on September 2, 2020, a position he had held since June 14, 2018; however, Dr. Shlevin has entered into a consulting agreement with the Company which ran through December 31, 2021. Dr. Shlevin previously served as our Chief Operating Officer and Secretary from October 1, 2012. Dr. Shlevin previously had been employed at the Georgia Institute of Technology’s Advanced Technology Development Center as Principle and Manager of bioscience commercialization efforts since November 2009, where he has assisted faculty in identifying technology worthy of commercialization, catalyzed formation of new start-up bioscience companies, and mentored new company management. From October 2008 to November 2009, he served as Head of Operations and Commercial Development for Altea Therapeutics Corporation, an advanced drug delivery company focused on the delivery of therapeutic levels of water-soluble biotherapeutics and small drugs through the skin. At Altea, he was responsible for pharmaceutical research and development, clinical research, regulatory affairs, engineering, clinical and commercial manufacturing, quality assurance, information technology, facility operations and finance. From July 2006 to September 2008, Dr. Shlevin served as the President and Chief Executive Officer of Tikvah Therapeutics, Inc., a start-up pharmaceutical enterprise focused on later-stage development of neuroscience therapeutics. From May 2000 to January 2006, he served as President and CEO of Solvay Pharmaceuticals, Inc. (US). In January 2006, he was promoted to a global senior Vice President role within Solvay Pharmaceuticals, SA and member of the Board of Solvay Pharmaceuticals, SA. Previously, Dr. Shlevin served on the Board of Directors of Cardiome Pharma Corporation (NASDAQ: CRME), now known as Correvio Pharma Corp. (NASDAQ: CORV) from 2004 to June 2016. He was Chair of the Compensation Committee and member of the Corporate Governance Committee and Audit Committees. We believe Dr. Shlevin’s qualifications to sit on our Board of Directors include his extensive executive leadership and management experience in the pharmaceutical industry.

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

Index
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

EXECUTIVE OFFICERS

Joel Lewis, see above under directors.

Pol F. Boudes, M.D., age 64, became the Company’s Chief Medical Officer on March 2, 2020. Prior to joining the Company, Dr. Boudes served as the Chief Medical Officer of CymaBay Therapeutics from March 2014 through October 2019, where he worked on CymaBay’s proprietary NASH compound and was instrumental in inventing and launching programs in rare liver diseases. Prior to his time at CymaBay, Dr. Boudes served as the Chief Medical Officer of Amicus Therapeutics, a company focusing on rare lysosomal storage disorders. Following this experience, Dr. Boudes became a Board member of Protalix BioTherapeutics, a company developing plant cell expressed recombinant proteins with improved therapeutic profiles, notably for lysosomal disorders. Before his time working as a Chief Medical Officer, Dr. Boudes held positions of increased responsibilities in clinical development at Bayer HealthCare Pharmaceuticals, Wyeth Research, Hoffman-La Roche and Pasteur Merieux.

Index
Jack W. Callicutt, age 54, became our Chief Financial Officer on July 1, 2013. From August 2012 through June 2012, Mr. Callicutt was the Chief Financial Officer of REACH Health, Inc., a telemedicine technology company headquartered in Alpharetta, GA. From April 2010 through August 2012, Mr. Callicutt was the Chief Financial Officer of Vystar Corporation, a publicly traded company that holds proprietary technology to remove antigenic proteins from natural rubber latex. Prior to that Mr. Callicutt was Chief Financial Officer of IVOX, Inc., Tikvah Therapeutics and Corautus Genetics, a publicly traded biotechnology company which was developing gene therapy for treatment of cardiovascular disease. Mr. Callicutt previously spent more than fourteen years in public accounting, most recently as a senior manager at Deloitte, where he specialized in technology companies from 1989 to 2003. Mr. Callicutt is a Certified Public Accountant and graduated with honors from Delta State University with a B.B.A. in accounting and computer information systems.

None of the directors, executive officers and significant employees share any familial relationship.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes of ownership of such securities with the SEC. All reports were timely filed during the fiscal year ended December 31, 2021.

Item 11.	Executive Compensation

COMPENSATION PHILOSOPHY DISCUSSION

The Compensation Committee is responsible for creating and reviewing the compensation of the Company’s executive officers, as well as overseeing the Company’s compensation and benefit plans and policies and administering the Company’s equity incentive plans. The following Compensation Philosophy Discussion (“Compensation Discussion”) describes our 2021 executive compensation program and explains the Company’s compensation philosophy, policies, and practices, focusing primarily on the compensation of our named executive officers, or NEOs. This Compensation Discussion is intended to be read in conjunction with the tables that follow, which provide detailed historical compensation information for our following NEOs:

Name	Title
Joel Lewis	Chief Executive Officer and President
Pol F. Boudes, M.D.	Chief Medical Officer
Jack W. Callicutt	Chief Financial Officer

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

Index
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

In 2014 and 2015, the Compensation Committee undertook a review of our compensation policies and practices and retained the compensation consulting firm of Barney & Barney LLC to provide compensation information and analysis with respect to the life science and healthcare industry and with respect to our peer companies within the industry. Barney & Barney LLC reviewed information from industry and other sources, surveys and databases, including publicly-available compensation information of other companies with which we compete, to gauge the competitiveness of our compensation programs. Barney & Barney LLC then reported its findings to the Compensation Committee, with recommendations to bring the Company’s executive compensation closer to the 50th percentile of the total compensation of our competitor companies. These findings continued to inform the Compensation Committee’s decisions on compensation in subsequent years, including 2021.

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

Name	2021 Base Salary	2020 Base Salary
Joel Lewis	$500,000(3)	$500,000 (1)(3)
Pol F. Boudes, M.D..	$455,000	$440,500(2)
Jack W. Callicutt	$302,100	$302,100

(1)	Mr. Lewis became our President and Chief Executive Officer on September 2, 2020.

(2)	Dr. Boudes became our Chief Medical Officer on March 3, 2020.

(3)
Pursuant to Mr. Lewis’s Employment Agreement and Deferred Stock Unit Agreement, 20% of Mr. Lewis’ base salary will be paid in cash and 80% will be paid in the form of deferred-stock units in accordance with the terms and subject to the provisions of the DSU Agreement.

Index
Performance Bonuses

In addition to the payment of base salaries, the Company believes that annual performance bonuses can play an important role in providing appropriate incentives to its NEOs to achieve the Company’s strategic objectives.

In prior years, performance bonuses were awarded based on the Company’s Employee Short-Term and Long-Term Incentive Program (the “Program”), which was adopted for executives and employees of the Company. The Program is a performance-based program and was adopted in recognition of the importance of aligning executive and employee interests with that of our stockholders. Our Program is designed to reward the efforts of our executives and employees and to be competitive in attracting and retaining them. There are two elements of the Program: (1) a short-term incentive in the form of cash bonuses and (2) a long-term incentive in the form of stock option grants. The cash bonus incentive is targeted to be up to 30% to 50% of the NEO’s base salary as of the end of the applicable year. Half of each NEO’s annual performance bonus is based upon achievement of the Company’s documented performance objectives for the year and the other half is based upon achievement of individual performance objectives set for the year. The 2021 performance bonuses were paid in February 2022.

Name	Performance Bonus Amount	Awarded Amount As % of Base Salary
Joel Lewis	$250,000(1)	50%
Pol F. Boudes, M.D.	$136,500	30%
Jack W. Callicutt	$90,630	30%

(1) Pursuant to Mr. Lewis’s Employment Agreement and Deferred Stock Unit Agreement, 20% of Mr. Lewis’ bonus will be paid in cash and 80% will be paid in the form of deferred-stock units in accordance with the terms and subject to the provisions of the DSU Agreement

Long-Term Incentive Compensation

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

On March 25, 2021, the NEOs were awarded the options noted below based on 2020 performance. For the performance options, 25% vest on each of September 30, 2021, March 31, 2022, September 30, 2022 and March 31, 2023. The exercise price of the options is set at the closing price of our stock as of the grant date.  The NEOs also were awarded longer term option grants that vest 100% when the Company has received the interim results of the NAVIGATE clinical trial and makes a public announcement that it has received the interim results.

Index
Name	Grant Date	Number of Securities Underlying Options	Exercise Price
Joel Lewis	3/25/2021	70,000	$2.11
Joel Lewis	3/25/2021	140,000	$2.11
Pol Boudes, M.D.	3/25/2021	50,000	$2.11
Pol Boudes, M.D.	3/25/2021	100,000	$2.11
Jack W. Callicutt	3/25/2021	50,000	$2.11
Jack W. Callicutt	3/25/2021	100,000	$2.11

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

Joel Lewis, Chief Executive Officer

In connection with the appointment of Mr. Lewis, the Company and Mr. Lewis entered into an employment agreement, dated August 31, 2020 (the “Employment Agreement”), and a Deferred Stock Unit Agreement, dated August 31, 2020 (the “DSU Agreement”). The Employment Agreement has an initial term of two years and automatically renews for additional one-year terms thereafter, unless either Mr. Lewis or the Company elects not to renew. Mr. Lewis will serve as Chief Executive Officer of the Company effective as of September 2, 2020 (the “Start Date”), and will be paid an annual base salary of $500,000. Under the terms of the Employment Agreement, 20% of his base salary will be paid in cash, and 80% will be paid in the form of deferred-stock-units (“DSUs”) in accordance with the terms and subject to the provisions set forth in the DSU Agreement. In addition, Mr. Lewis is entitled to participate in the Company’s performance bonus plan with a potential of up to 50% of his annual base salary, which will also be paid 20% in cash and 80% in DSU’s. Further, Mr. Lewis received on the date of the agreement an initial grant of options to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share, which options shall vest one-twelfth on a quarterly basis for twelve consecutive quarters, such that the options shall be fully vested twelve quarters following the date of grant (the “Award”). The options under the Award shall be issued pursuant to the Company’s 2019 Omnibus Equity Incentive Plan (the “Plan”). Pursuant to the Employment Agreement, Mr. Lewis is also eligible to receive healthcare benefits as may be provided from time to time by the Company to its employees generally, to participate in the Company’s 401(k) plan and to receive paid time off annually in accordance with the Company’s policies in effect from time to time. Finally, pursuant to the Employment Agreement, the Company will be required to furnish a lump sum cash payment to Mr. Lewis upon a termination of Mr. Lewis without “Cause” or upon Mr. Lewis’ resignation for “Good Reason” as such terms are defined in the Employment Agreement or in the event the Company gives notice of non-renewal on or before September 30, 2023. The Employment Agreement includes customary intellectual property, assignment, and other representations by Mr. Lewis.

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

Pol F. Boudes, M.D., Chief Medical Officer

On February 19, 2020, the Company entered into an Employment Agreement with Dr. Boudes (the “Agreement”), which governs the terms of Dr. Boudes’ employment in his position as the Company’s Chief Medical Officer. Dr. Boudes will serve as the Chief Medical Officer of the Company during an initial term that commences on March 2, 2020 (the “Commencement Date”) and expires on February 28, 2021 (the “Initial Term”). Following the Initial Term, the term of the Agreement automatically renews for successive twelve (12) month terms unless either party provides the other party with notice of non-renewal at least sixty (60) days prior to the expiration of the then-current term. Under the Agreement, the Company has agreed to pay Dr. Boudes a base salary of $444,500 per year (the “Base Salary”). Provided that certain performance objectives are met, Dr. Boudes will also be entitled to receive an annual performance bonus equal to thirty percent (30%) of the Base Salary (the “Performance Bonus”). Subject to certain restrictions described in the Agreement, Dr. Boudes will receive a $100,000 signing bonus pursuant to the Agreement. Dr. Boudes will also be granted options to purchase 300,000 shares (the “Options”) of the Company’s common stock pursuant to the Company’s 2019 Omnibus Equity Incentive Plan. The Options vest as follows: twenty percent (20%) of the Options shall vest upon one (1) year of employment, twenty percent (20%) of the Options shall vest upon two (2) years of employment, twenty percent (20%) of the Options shall vest upon three (3) years of employment, and the remaining forty percent (40%) of the Options shall vest upon four (4) years of employment.

Index
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

Index
SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to our NEOs for the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Joel Lewis, Chief Executive Officer & President	2021(2)	500,000	250,000	329,177	88,444(3)	1,167,621
	2020(4)	164,773	75,000	486,125	27,660(5)	753,558
Pol F. Boudes, M.D., Chief Medical Officer	2021(6)	452,583	136,500	235,126	99,474(7)	923,683
	2020(8)	367,083	210,000	419,460	85,938(9)	1,082,481
Jack W. Callicutt,	2021(10)	302,100	90,630	235,126	78,062(11)	705,918
Chief Financial Officer	2020(12)	300,675	236,050	110,190	73,457(13)	720,372

(1)
Represents the aggregate grant date fair value of option awards made during 2021 and 2020 computed in accordance with the Stock Compensation Topic of the FASB ASC, as modified of supplemented. Fair value was calculated using the Black-Scholes options pricing model. For a description of the assumptions used to determine these amounts, see Note 7 of the Notes to the Consolidated Financial Statements in our Annual Reports on Form 10-K (or Form 10-K/A, as applicable) for the fiscal years ended December 31, 2021 and 2020.

(2)	Mr. Lewis’s performance bonus for 2021 was approved in January 2022. Pursuant to his employment agreement 20% of his salary and bonus are paid in cash and 80% are in deferred stock units.
(3)	Includes $76,844 for health and other insurance and $11,600 for 401(k) plan contributions.
(4)
Mr. Lewis became our Chief Executive Officer and President effective September 2, 2020, and his performance bonus was prorated for 2020 and paid in March 2021. Pursuant to his employment agreement, 20% his salary and bonus are paid in cash and 80% are in deferred stock units.

(5)	Includes $25,419 for health and other insurance and $2,341 for 401(k) plan contributions.
(6)	Dr. Boudes’ performance bonus for 2021 was paid in February 2022.
(7)	Includes $87,874 for health and other insurance and $11,600 for 401(k) plan contributions.
(8)
Dr. Boudes became our Chief Medical Officer effective March 2, 2020. He was paid a $100,000 bonus upon joining the Company. His performance bonus of $110,000 was prorated for 2020 and paid in March 2021.

(9)	Includes $74,538 for health and other insurance and $11,400 for 401(k) plan contributions.
(10)	Mr. Callicutt’s performance bonus for 2021 was paid in February 2022.
(11)	Includes $66,462 for health and other insurance and $11,600 for 401(k) plan contributions.
(12)	Mr. Callicutt’s bonus amount in 2020 consisted of $75,525 retention bonuses paid in July 2020 and January 2021 and $85,000 performance bonus earned in 2020 which was paid in March 2021.
(13)	Includes $62,057 for health and other insurance and $11,400 for 401(k) plan contributions.

Index
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2021

The following table sets forth information regarding all outstanding equity awards held by the NEOs at December 31, 2021. The exercise price of the options is set at the closing price of our stock at the date prior to or as of the date of grant. Outstanding options have been approved by our Compensation Committee and our Board.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joel Lewis	54,250	(1)	—			2.39	12/14/2027	—	—	—	—
	35,000	(2)	—			4.72	01/16/2029
	40,000	(3)	—			2.86	01/09/2030
	104,166	(4)	145,834	(4)		2.65	08/31/2030
	17,500	(5)	52,500	(5)		2.11	03/25/2031
	—		140,000	(6)		2.11	03/25/2031
Pol F. Boudes, M.D.	60,000	(7)	240,000	(7)		1.75	03/12/2030	—	—	—	—
	12,500	(5)	37,500	(5)		2.11	03/25/2031
	—		100,000	(6)		2.11	03/25/2031
Jack W. Callicutt	26,000	(8)	—			13.38	01/21/2024	—	—	—	—
	8,706	(9)	—			1.37	01/20/2026
	90,000	(10)	—			5.87	01/15/2028
	90,000	(11)	—			4.16	05/22/2028
	50,000	(12)	—			4.72	01/16/2029
	50,000	(13)	—			2.86	01/09/2030
	12,500	(5)	37,500	(5)		2.11	03/25/2031
	—		100,000	(6)		2.11	03/25/2031

(1)	100% of the options vested in full on December 14, 2018.
(2)	100% of the options vested in full on January 16, 2020.
(3)	100% of the options vested in full on December 31, 2020.
(4)	One-twelfth of the total options vest quarterly from August 31, 2020, which was the grant date.
(5)	25% of the options vested on September 30, 2021, 25% vest on March 31, 2022, 25% vest on September 30, 2022, 25% vest on March 31, 2023.
(6)	100% of the options vest when the Company has received the interim results of the NAVIGATE clinical trial and makes a public announcement that it has received the interim results.
(7)	20% of the options vest on each of March 2, 2021, March 2, 2022, and March 2023 and 40% of the options vest on March 2, 2024.
(8)	25% of the options vested on January 21, 2014, the grant date with the remainder vested ratably on a monthly basis over a three-year period.
(9)	25% of the options vested on January 29, 2015, the grant date with the remainder vested ratably on a monthly basis over a three-year period.
(10)	25% of the options vested on January 15, 2018 (grant date), 25% vested on June 30, 2018, and 50% vested on December 31, 2018.
(11)	25% of the options vested on June 30, 2018, 25% vested on September 30, 2018, and 50% vested on December 31, 2018.
(12)	25% of the options vested on June 30, 2019, 25% vested on December 31, 2019, 25% vested on June 30, 2020, and 25% vested on December 31, 2020.
(13)	25% of the options vested on June 30, 2020, 25% vested on December 31, 2020, 25% vested on June 30, 2021, and 25% vested on December 31, 2021.

Index
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

Index
 Potential Payments Upon Termination or Change-in-Control

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

Index
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

Index
DIRECTOR COMPENSATION

The following table details the total compensation earned by our non-employee directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Gilbert F. Amelio, Ph.D.	47,000	—	171,800	—	—	218,800
James C. Czirr	38,500	—	171,800	—	—	210,300
Kary Eldred	42,500	—	171,800	—	—	214,300
Kevin D. Freeman	51,000	—	171,800	—	—	222,800
Gilbert S. Omenn, M.D., Ph.D.	45,000	—	171,800	—	—	216,800
Marc Rubin, M.D.	38,500	—	171,800	—	—	210,300
Elissa J. Schwartz, Ph.D.	35,000	—	171,800	—	—	206,800
Harold H. Shlevin, Ph.D.	35,000	—	171,800	—	—	206,800
Richard Uihlein	—	35,000	171,800	—	—	206,800
Richard A. Zordani	50,000	—	171,800	—	—	221,800

(1)	Mr. Uihlein elected to receive restricted stock in lieu of cash retainer for their service. The restricted shares vested in full on December 31, 2021
(2)
Represents the grant date fair value of option awards based upon the Black Scholes valuation model made in 2021. Two option grants were made on March 25, 2021.   Each non-employee director received one grant of 40,000 options which will vest in full on March 31, 2022. Each non-employee director also received one grant of 70,000 options which will vest 100% when the Company has received the interim results of the NAVIGATE clinical trial and makes a public announcement that it has received the interim results. For a description of the assumptions used to determine these amounts, see Note 9 to the Notes to the Consolidated Financial Statements herein our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

(3)	Excludes travel expense reimbursements.

Name	Number of Shares Subject to Option Awards Held as of December 31, 2021
Gilbert F. Amelio, Ph.D.	185,000
James C. Czirr	365,125
Kary Eldred	211,875
Kevin D. Freeman	289,839
Gilbert S. Omenn, M.D., Ph.D.	288,750
Marc Rubin, M.D.	214,565
Elissa J. Schwartz, Ph.D.	110,000
Harold H. Shlevin, Ph.D.	503,000
Richard Uihlein	176,362
Richard A. Zordani	110,000
TOTAL	2,454,516

For a more detailed description of the assumptions used for purposes of determining grant date fair value, see Note 9 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included herein the Form 10-K for the 2021 fiscal year.

We also reimburse our directors for reasonable travel and other related expenses.

Index
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

The following table sets forth, as of February 28, 2022, certain information concerning the beneficial ownership of our common stock and Series A Preferred Stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. The table also sets forth, in its final column, the combined voting power of the voting securities on all matters presented to the stockholders for their approval at the Annual Meeting, except for such separate class votes as are required by law.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after February 28, 2022 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock (3)	Shares of Series A Preferred Stock Beneficially Owned	Percent of Series A Preferred Stock (4)
5% Stockholders
James C. Czirr	12,994,601(5)	19.9%	100,000	7.7%
10X Fund, L.P. (8)	11,911,193(6)	18.3%	—	—
David Smith (9)	—	—	175,000	13.4%
Early Equities LLC (9)	—	—	100,000(7)	7.7%
Richard E. Uihlein (11)	16,576,495(12)	24.4%	—	—
Directors and Named Executive Officers
James C. Czirr	12,994,601(5)	19.9%	100,000	7.7%
Gilbert F. Amelio, Ph.D.	175,614	*	—	—
Kevin Freeman	955,734(10)	1.6%	—	—
Joel Lewis	757,047	1.3%	—	—
Gilbert S. Omenn, M.D., Ph.D.	300,990	*	50,000	3.8%
Marc Rubin, M.D.	158,146	*	—	—
Richard E. Uihlein	16,576,495(12)	24.4%	—	—
Richard A. Zordani	60,353	*	—	—

Index
Name and Address (1)	Shares of Common Stock Beneficially Owned (2)		Percent of Common Stock (3)	Shares of Series A Preferred Stock Beneficially Owned	Percent of Series A Preferred Stock (4)
Elissa J. Schwartz, Ph.D.	41,000		*	—	—
Kary Eldred	951,575	(13)	1.6%	—	—
Harold H. Shlevin, Ph.D.	441,706		*	—	—
Pol F. Boudes	145,000		*	—	—
Jack W. Callicutt	343,905		*	—	—
All executive officers and directors as a group (13 persons)	33,902,166	(14)	44.3%	150,000	11.0%

* Less than 1%.
(1)	Except as otherwise indicated, the address for each named person is c/o Galectin Therapeutics Inc., 4960 Peachtree Industrial Blvd., Suite 240, Norcross, GA 30071.
(2)
Includes the following number of shares of our common stock issuable upon exercise of outstanding stock options granted to our named executive officers and directors that are exercisable within 60 days after February 28, 2022.

Directors, Nominees and Named Executive Officers	Options Exercisable Within 60 Days
James C. Czirr	295,125
Gilbert F. Amelio, Ph.D.	115,000
Marc Rubin, M.D.	144,565
Gilbert S. Omenn, M.D., Ph.D	218,750
Kevin Freeman	219,839
Kary Eldred	141,875
Joel Lewis	289,249
Richard E. Uihlein.	106,362
Harold Shlevin, Ph.D.	433,000
Richard A. Zordani	40,000
Elissa J. Schwartz, Ph.D.	40,000
Pol F. Boudes, M.D.	145,000
Jack Callicutt	339,706
All executive officers and directors as a group	2,528,471

(3)
For each named person and group included in this table, percentage ownership of our common stock is calculated by dividing the number of shares of our common stock beneficially owned by such person or group by the sum of (i) 59,357,893 shares of our common stock outstanding as of February 28, 2022 and (ii) the number of shares of our common stock that such person has the right to acquire within 60 days after February 28, 2022.

(4)	Based on 1,302,500 shares of Series A preferred stock outstanding as of February 28, 2022.
(5)
Includes (i) 6,178,940 shares of common shares, and (ii) 5,732,253 common shares issuable upon exercise of warrants as to which Mr. Czirr, in his capacity as a managing member of 10X Capital Management Fund, LLC, a Florida limited liability company and general partner of 10X Fund (referred to herein as 10X Management) has shared voting and investment power, and disclaims beneficial ownership, also includes 771,616 shares of common stock owned directly by Mr. Czirr, 295,125 shares issuable upon the exercise of vested stock options owned by Mr. Czirr, and 16,667 shares of our common stock issuable upon conversion of Series A preferred stock owned by Mr. Czirr.

(6)	Includes (i) 6,178,940 shares of common shares, and (ii) 5,732,253 common shares issuable upon exercise of warrants
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

Index
(10)
Includes 565,994 shares of the Company’s common stock managed by Cross Consulting and Services, LLC, a Texas limited liability company, d/b/a Freeman Global Investment Counsel. Mr. Freeman, in his capacity as CEO of Freeman Global Investment Counsel, has voting and investment control over, but disclaims beneficial ownership of, these shares.

(11)	Contact: c/o Uline Corporation, 12575 Uline Drive, Pleasant Prairie, WI 53158
(12)
Includes (i) 7,942,869 shares of common stock, (ii) 3,136,384 common shares issuable upon the exercise of common stock purchase warrants, (iii) 106,362 common shares issuable upon the exercise of common stock options, (iv) 83,334 common shares issuable upon conversion of Series C preferred non-voting stock and (iv) 5,307,546 common shares issuable upon conversion of convertible notes payable.

(13)
Includes 44,915 shares of common stock, 16,869 common stock purchase warrants, and 141,875 common stock options personally owned by Mr. Eldred and 431,527 shares of common stock and 311,964 common stock purchase warrants owned by two private foundations over which Mr. Eldred shares management control, and 4,425 shares of Common Stock held in a trust for a minor child; however, Mr. Eldred disclaims beneficial ownership of the shares and warrants owned by such private foundations and trust.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2021 about the securities issued, or authorized for future issuance, under our equity compensation plans, consisting of our 2001 Stock Incentive Plan, our 2003 Non-Employee Director Stock Incentive Plan, our 2009 Incentive Compensation Plan and our 2019 Omnibus Equity Incentive Plan at December 31, 2021.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,895,561	$3.14	3,266,179

Item 13.	Certain Relationships, Related Transactions and Director Independence

Certain Relationships and Related Transactions

Except as set forth below, since the beginning of fiscal year 2021, we did not participate in any transactions in which any of the Company Nominees, Series B Directors or Series B Nominees, executive officers, any beneficial owner of more than 5% of our common stock, nor any of their immediate family members, had a direct or indirect material interest.

Our Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, conduct an appropriate review of, and be responsible for the oversight of, all related party transactions on an ongoing basis. Except as set forth below, there were no related party transactions during the fiscal year ended December 31, 2021.

The Company entered into three separate $10 million convertible notes payable with Richard E. Uihlein, a director and shareholder, pursuant to agreements in April, September and December 2021.   Additional details of the convertible notes payable are included in Footnote 5 to the financial statements in this Form 10-K.  In connection with the issuance of the last of the three convertible notes in December 2021, the Company terminated its then existing $10 million Line of Credit arrangement with Richard E. Uihlein.

Index
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

Item 14.	Principal Accountant Fees and Services

The Board of Directors has appointed Cherry Bekaert LLP as our independent auditors for the fiscal year ending December 31, 2021.

FEES PAID TO CHERRY BEKAERT LLP

	Fiscal Year 2021	Fiscal Year 2020
Audit Fees (1)	$143,000	$135,000
Audit-Related Fees (2)	8,500	14,323
Tax Fees	33,275	17,000
All Other Fees	—	—
Total Fees	$184,775	$166,323

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements dated December 31, 2021 and 2020 included in our Annual Reports on Form 10-K for fiscal years then ended, and review of financial statements included in our Quarterly Reports on Form 10-Q for each fiscal quarter during the 2021 and 2020 fiscal years.

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

Index
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

Index
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

Index
Exhibit Number	Description of Document

3.5
Certificate of Designation of Preferences, Rights and Limitation of Series C Super Dividend Convertible Preferred Stock of Pro-Pharmaceuticals, Inc., as filed with the Secretary of State of Nevada on December  30, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.)

3.6
Certificate of Change as filed with the Nevada Secretary of State on March  1, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

4.2	Form of Common Stock Purchase Warrant issued to Richard E. Uihlein (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 19, 2017.)

4.3
First Amendment to Common Stock Purchase Warrant, dated December  20, 2018, by and between Richard E. Uihlein and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 3, 2019.)

4.4
Second Amendment to Common Stock Purchase Warrant, dated January  11, 2019, by and between Richard E. Uihlein and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

4.5	Form of Amended and Restated Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

Index
Exhibit Number	Description of Document

4.6	Form of Amended and Restated 10X Fund Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

4.7	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 6, 2019.)

4.8	Form of Warrant Agency Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 6, 2019.)

4.9*	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 6, 2019.)

4.10	Description of Registrant’s securities (Incorporated by reference to exhibit 4.20 the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed on March 31, 2021.)

10.1†	Galectin Therapeutics 2009 Incentive Compensation Plan (as amended) (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 6, 2019.)

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

10.5†	Galectin Therapeutics 2019 Omnibus Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive proxy statement filed with the Commission on October 17, 2019.)

Index
Exhibit Number	Description of Document

10.6†
Employment Agreement dated June 20, 2013 between Jack W. Callicutt and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.7†
Amendment to Employment Agreement dated August 11, 2017 between Jack W. Callicutt and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2017.)

10.8
Project Addendum (with Master Services Agreement), dated March 6, 2015, by and between Galectin Therapeutics Inc. and PPD Development, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 12, 2015.)***

10.9
Project Addendum Modification, dated March  11, 2016, by and between Galectin Therapeutics, Inc. and PPD Development, L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March  15, 2016.)***

10.10†
Employment Agreement, dated February  19, 2020, by and between Galectin Therapeutics Inc. and Pol F. Boudes, M.D. (Incorporated by reference to the Company’s Current Report on Form  8-K as filed with the Commission on February 20, 2020.)

10.11***
Master Services Agreement, effective as of March 12, 2020, by and between Galectin Therapeutics, Inc. and Covance Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 17, 2020.)

10.12***
Work Order, dated as of March 12, 2020, by and between Galectin Therapeutics, Inc. and Covance Clinical Research Unit Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 17, 2020.)

10.13***
Work Order, dated as of June 22, 2020, by and between Galectin Therapeutics Inc. and Covance Inc. (Incorporated by reference to the Company’s Current Report on Form  8-K as filed with the Commission on June 26, 2020.)

10.14	Convertible Promissory Note, dated April 16, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 19, 2021.)

10.15	Loan Agreement, dated September 17, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 21, 2021.)

10.16	Unsecured Convertible Promissory Note, dated September 17, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 21, 2021.)

10.17	Unsecured Convertible Promissory Note, dated December 20, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 21, 2021.)

Index
Exhibit Number	Description of Document

21.1*	Subsidiaries of Galectin Therapeutics Inc.

23.1*	Consent of Cherry Bekaert LLP, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
#	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***
Galectin Therapeutics, Inc. has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

Item 16.	Form 10–K Summary

None

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

GALECTIN THERAPEUTICS INC.

By:	/S/ JOEL LEWIS
Name: JOEL LEWIS. Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOEL LEWIS	Chief Executive Officer, President and Director	March 31, 2022
Joel Lewis	(principal executive officer)

/S/ JACK W. CALLICUTT	Chief Financial Officer	March 31, 2022
Jack W. Callicutt	(principal financial and accounting officer)

/S/ RICHARD E. UIHLEIN	Director and Chairman of the Board	March 31, 2022
Richard E. Uihlein

/S/ GILBERT F. AMELIO, Ph.D.	Director	March 31, 2022
Gilbert F. Amelio, Ph.D.

/S/ JAMES C. CZIRR	Director	March 31, 2022
James C. Czirr

/S/ KARY ELDRED	Director	March 31, 2022
Kary Eldred

/S/ KEVIN D. FREEMAN	Director	March 31, 2022
Kevin D. Freeman

/S/ GILBERT S. OMENN, M.D., Ph.D.	Director	March 31, 2022
Gilbert S. Omenn, M.D., Ph.D.

/S/ MARC RUBIN, M.D.	Director	March 31, 2022
Marc Rubin, M.D.

/S/ ELISSA J. SCHWARTZ, Ph.D.	Director	March 31, 2022
Elissa J. Schwartz, Ph.D.

/S/ HAROLD H. SHLEVIN, Ph.D.	Director	March 31, 2022
Harold H. Shlevin, Ph.D.

/S/ RICHARD A. ZORDANI	Director	March 31, 2022
Richard A. Zordani

Index
Galectin Therapeutics Inc. and subsidiaries
Table of Contents

1.	Reports of Independent Registered Public Accounting Firm (PCAOB ID 677)	F-1
2.	Consolidated Balance Sheets as of December 31, 2021 and 2020	F-4
3.	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020	F-5
5.	Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2021 and 2020	F-6
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020	F-8
6.	Notes to Consolidated Financial Statements	F-9

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Galectin Therapeutics Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Galectin Therapeutics Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern
Description of Matter
As described further in Note 1 to the consolidated financial statements, the Company has incurred losses each year from inception through December 31, 2021, and expects to incur additional losses in the foreseeable future. Currently, management’s forecasts and related assumptions illustrate the Company’s ability to sufficiently fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. The judgments with the highest degree of impact and subjectivity in reaching this conclusion included management’s estimates of research and development clinical trial costs and other general and administrative costs. As a result, a high degree of auditor judgment and increased audit effort was required in performing audit procedures to evaluate the reasonableness of management’s estimates.

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

Index
Valuation of Derivative Liabilities
Description of Matter
As discussed in Note 5 to the consolidated financial statements, during the year ended December 31, 2021, the Company and a related party entered into three debt financing arrangements for a total of $30 million loaned to the Company. These arrangements include various conversion and other features, including a contingent interest component that has been bifurcated and recognized as a derivative liability. At December 31, 2021, the Company’s derivative liabilities related to the related party convertible notes payable totaled $1.1 million. As more fully described in Note 6 to the consolidated financial statements, the Company utilizes a Monte Carlo Geometric Brownian Stock Path Model in measuring the fair value of the derivative liabilities, which requires the use of estimates and assumptions. Auditing management’s valuations of the derivative liabilities was challenging due to the complexity of the valuation model and the inputs that are highly sensitive to changes such as the common stock market price, volatility, risk free rates, and yields.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, the following:
•   Obtained an understanding of the internal controls and processes in place over the Company’s process used in determining the valuation of the derivative liabilities.
•   Evaluated the Company’s use of the models used and tested the significant assumptions used in the models, as described above.
•   We evaluated the completeness and accuracy of underlying data used in supporting the assumptions and estimates.
•   In addition, we involved valuation specialists to assist in assessing the significant assumptions and methodologies used by the Company.

Accrued and Prepaid Clinical Trial Expenses
Description of Matter
The Company’s accrued expenses total approximately $7.2 million at December 31, 2021, which included the estimated obligation for clinical trial expenses incurred as of    December 31, 2021, but not paid as of that date in the amount of approximately $6.4 million. In addition, the Company’s total prepaid expenses and other current assets totaled $2.2M, which included amounts that were paid in advance of services incurred pursuant to clinical trials in the amount of approximately $1.1 million.

As discussed in Note 2 to the consolidated financial statements, when the third-party contract research organization and other vendor billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those vendors, including personnel costs, allocated facility costs, lab supplies, outside services, contract laboratory costs related to manufacturing drug product, clinical trials and preclinical studies costs incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities, and the expected duration of the vendor service contract, where applicable. Payments for these activities are based on the terms of the individual arrangements and may result in payment terms that differ from the pattern of costs incurred. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the clinical expense.

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

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, the following:
•   Obtained an understanding of the internal controls and processes in place over the Company’s process used in determining the completeness and existence of accrued and prepaid clinical trial expenses.
•   Tested the accuracy and completeness of the underlying data used in determining the accrued and prepaid clinical trial expenses and evaluating the assumptions and estimates used by management to adjust the actual information received. We corroborated the schedules of the underlying data used in the accrual calculation with the Company’s third-party contract research organization who oversees the clinical trials. To evaluate the completeness of the accrual, we also tested subsequent invoices received to assess the impact to the accrual.

/s/ CHERRY BEKAERT LLP

We have served as the Company’s auditor since 2015.

Atlanta, Georgia
March 31, 2022

Index

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$39,648	$27,142
Prepaid expenses and other current assets	2,172	2,323
Total current assets	41,820	29,465
Property and equipment, net	—	—
Other	7	135
Total assets	$41,827	$29,600
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,805	$1,292
Accrued expenses	7,163	4,042
Accrued dividends payable	65	65
Total current liabilities	9,033	5,399
Convertible notes payable and accrued interest, net of debt discounts – related party (Note 5)	29,048	—
Derivative liabilities (Note 6)	1,130	—
Other liabilities	—	8
Total liabilities	39,211	5,407
Commitments and contingencies (Note 12)
Series C 6% super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 issued and outstanding at December 31, 2021 and 2020, redemption value: $8,441,000, liquidation value: $1,786,000 at December 31, 2021	1,723	1,723
Stockholders’ equity:
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at December 31, 2021 and 2020, 20,000,000 shares designated at December 31, 2021 and 2020, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,302,500 issued and outstanding at December 31, 2021 and 2020, liquidation value $1,302,500 at December 31, 2021	527	527
Common stock, $0.001 par value; 150,000,000 and 100,000,000 shares authorized at December 31, 2021 and 2020, respectively, 59,341,305 and 57,077,055 issued and outstanding at December 31, 2021 and 2020, respectively	59	56
Additional paid-in capital	271,001	261,883
Accumulated deficit	(270,694)	(239,996)
Total stockholders’ equity	893	22,470
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$41,827	$29,600

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$23,818	$17,976
General and administrative	6,361	5,468
Total operating expenses	30,179	23,444
Total operating loss	(30,179)	(23,444)
Other income (expense):
Interest income	3	66
Interest expense	(489)	(87)
Change in fair value of derivatives	138	—
Total other income (expense)	(348)	(21)
Net loss	$(30,527)	$(23,465)
Preferred stock dividends	(171)	(137)
Net loss applicable to common stockholders	$(30,698)	$(23,602)
Basic and diluted net loss per share	$(0.52)	$(0.41)
Weighted average common and potential common shares outstanding basic and diluted	58,527	57,029

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2021 and 2020
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at January 1, 2020	176	$1,723
Balance at December 31, 2020	176	$1,723
Balance at December 31, 2021	176	$1,723

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) —   (Continued)
For the Years Ended December 31, 2021 and 2020
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2020	1,327,500	$537	56,894,642	$56	$259,673	$(216,394)	$43,872
Series A 12% convertible preferred stock dividend			26.300		61	(61)
Series C super dividend redeemable convertible preferred stock dividend			33,416		76	(76)
Issuance of common stock			14,452		44		44
Conversion of Series A Convertible Preferred to common	(25,000)	(10)	4,553		11		1
Issuance of common stock for stock option exercises			84,624		219		219
Stock-based compensation expense			19,068		1,799		1,799
Net loss						(23,465)	(23,465)

Balance at December 31, 2020	1,302,500	$527	57,077,055	$56	$261,883	$(239,996)	$22,470
Series A 12% convertible preferred stock dividend			26,050		79	(79)
Series C super dividend redeemable convertible preferred stock dividend			31,112		92	(92)
Issuance of common stock			845,214	1	3,863		3,864
Issuance of common stock for warrant exercises			1,180,240	2	2,948		2,950
Issuance of common stock for stock option exercises			148,941
Stock-based compensation expense			32,693		2,136		2,136
Net loss						(30,527)	(30,527)

Balance at December 31, 2021	1,302,500	$527	59,341,305	$59	$271,001	$(270,694)	$893

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,527)	$(23,465)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of right to use asset	41	36
Stock-based compensation expense	2,076	1,799
Non-cash interest expense	489	87
Change in fair value of derivatives	(138)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	65	(1,594)
Accounts payable, accrued expenses and other liabilities	3,686	2,536
Net cash from operating activities	(24,308)	(20,601)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash from investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible notes payable – related party	30,000
Net proceeds from issuance of common stock and warrants	6,814	263
Net cash from financing activities	36,814	263
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	12,506	(20,338)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,142	47,480
CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,648	$27,142
NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$171	$137
Fair value of derivatives regarding related party convertible notes payable	1,268	—
Reclassification of accrued bonus to additional paid in capital	60	—

See notes to consolidated financial statements.

Index
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

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2021, the Company had $39,648,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, to fund currently planned operations at least through March 31, 2023. We will require more cash to fund our operations after March 31, 2023 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. Currently, we expect to require an additional approximately $45-$50 million to cover costs of the trial to reach the planned interim analysis estimated to occur in the first half of 2024 along with drug manufacturing and other scientific support activities and general and administrative costs. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before March 31, 2023, we may be required to cease operations.

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

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and Galectin Therapeutics Security Corp., its wholly-owned subsidiary, which was incorporated in Delaware on December 23, 2003 and Galectin Sciences LLC (see Note 13). All intercompany transactions have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, equity, revenue, expenses and related disclosure of contingent assets and liabilities. Management’s estimates and judgments include assumptions used in stock option valuations, useful lives of property and equipment and intangible assets, accrued liabilities, derivative valuations, deferred income taxes and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

Fair Value Measurements. The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The estimated value of accounts payable and accrued expenses approximates their carrying value due to their short-term nature. There were no Level 2 or 3 assets or liabilities at December 31, 2020.  See Footnote 6 for Fair Value of Derivatives related to Convertible Notes Payable at December 31, 2021, which are level 3 liabilities.

Cash and Cash Equivalents. The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents at December 31, 2021 or 2020.

Prepaid Expenses and Other Current Assets. Prepaid expenses and other assets consist principally of prepaid insurance, deposits related to the NAVIGATE trial and deferred financing costs (see Note 10).

Index
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

Security Deposit. At December 31, 2021 and 2020, the Company had a security deposit of $6,000 for leased office space included in Prepaid Expenses and Other Current Assets.

Long-Lived Assets. The Company reviews all long-lived assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of assets to be held or used is measured by comparison of the carrying value of the asset to the future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds the discounted future cash flows expected to be generated by the asset. There were no impairments of long-lived assets at December 31, 2021 or 2020.

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

Warrants. The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. There were no warrant liabilities as of December 31, 2021 or 2020.

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

Index
3.	Property and Equipment

Property and equipment consist of the following at December 31:

	2021	2020
	(in thousands)
Leasehold improvements	$2	$2
Computer and office equipment	13	13
Furniture and fixtures	59	59
Total	74	74
Less accumulated depreciation and amortization	(74)	(74)
Property and equipment — net	$—	$—

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $0 and $0, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2021	2020
	(in thousands)
Legal and accounting fees	$68	$122
Accrued compensation	728	789
Lease liability	8	44
Accrued research and development costs and other	6,359	3,087
Total	$7,163	$4,042

5.	Convertible Notes Payable – Related Party

On April 16, 2021, the Company and Richard E. Uihlein entered into a debt financing arrangement whereby Mr. Uihlein loaned $10,000,000 to Company. In consideration for the loan, the Company issued a convertible promissory note (the “April Note”) in the principal amount of ten million dollars.

The April Note has a maturity date of April 16, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The April Note bears interest at the rate of two percent (2%) per annum, compounded annually. For the year ended December 31, 2021, approximately $142,000 of interest expense was accrued and included with the principal in the financial statements.

The April Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the April Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the April Note at its inception. The fair value of the contingent interest derivative liability was $420,000 and $495,000 at note inception (April 16, 2021) and December 31, 2021, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability from April 16, 2021 to December 31, 2021 of $75,000 was charged to other expense for the period ended December 31, 2021. The amortization of the debt discount of $420,000 recorded initially upon note inception of $74,000 was recorded as additional interest expense for the for the year ended December 31, 2021.

Index
On September 17, 2021, the Company and Mr. Uihlein entered into a loan agreement in the aggregate of $20,000,000 (the “Loan Agreement”) to be funded in two closings and evidenced by two separate unsecured convertible promissory notes.  The first of the two promissory notes was also executed and delivered on September 17, 2021, (the “September Note”) to evidence the first loan in the principal amount of $10,000,000.  The second closing under the Loan Agreement for the remaining $10,000,000 occurred on December 20, 2021.

The September Note has a maturity date of September 17, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $8.64 per share at the option of the noteholder. The September Note bears interest at the rate of two percent (2%) per annum, compounded annually. For the year ended December 31, 2021, approximately $58,000 of interest expense was accrued and included with the principal in the financial statements.

The September Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the September Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the September Note at its inception. The fair value of the contingent interest derivative liability was $433,000 and $250,000 at note inception (September 17, 2021) and December 31, 2021, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability from September 17, 2021 to December 31, 2021 of ($183,000) was recorded to other expense for the year ended December 31, 2021. The amortization of the debt discount of $433,000 recorded initially upon note inception of $32,000 was recorded as additional interest expense for the for the year ended December 31, 2021.

On December 20, 2021, the second of the two promissory notes under the Loan Agreement was executed and delivered, (the “December Note”) to evidence the second loan in the principal amount of $10,000,000.  The December Note has a maturity date of December 20, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.43 per share at the option of the noteholder. The December Note bears interest at the rate of two percent (2%) per annum, compounded annually. For the year ended December 31, 2021, approximately $7,000 of interest expense was accrued and included with the principal in the financial statements.

The December Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the December Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the December Note at its inception. The fair value of the contingent interest derivative liability was $415,000 and $385,000 at note inception (December 20, 2021) and December 31, 2021, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability from December 20, 2021 to December 31, 2021 of ($30,000) was recorded to other expense for the year ended December 31, 2021. The amortization of the debt discount of $415,000 recorded initially upon note inception of $3,000 was recorded as additional interest expense for the for the year ended December 31, 2021.

The Company’s contractual cash obligations related to the outstanding convertible notes payable is a repayment of the April Note of the $10,000,000 plus accrued interest on April 16, 2025 and a repayment of the September Note of the $10,000,000 plus accrued interest on September 17, 2025 and a repayment of the December Note of the $10,000,000 plus accrued interest on December 30, 2025, unless converted at the option of the noteholder.

Index
6.	Fair Value of Financial Instruments

Assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2021 were as follows:

	Level 1	Level 2	Level 3	Total
Derivative Liability – Contingent Interest April Note	—	—	$495,000	$495,000
Derivative Liability – Contingent Interest September Note	—	—	$250,000	$250,000
Derivative Liability – Contingent Interest December Note	—	—	$385,000	$385,000

The April Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at December 31, 2021 are as follows:

	Inception	December 31, 2021
Stock Price	$2.19	$2.07
Conversion Price of conversion feature	$5.00	$5.00
Term	4 years	3.29 years
Risk Free Interest Rate	0.59%	0.97%
Credit Adjusted Discount Rate	7.60%	8.43%
Volatility	88%	80%
Dividend Rate	0%	0

The roll forward of the April Note derivative liability – contingent interest is as follows:

Balance – December 31, 2020	$—
Issuance of April convertible note payable – related party	420,000
Fair Value Adjustment	75,000
Balance – December 31, 2021	$495,000

The September Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at December 31, 2021 are as follows:

	Inception	December 31, 2021
Stock Price	$4.06	$2.07
Conversion Price of conversion feature	$8.64	$8.64
Term	4 years	3.72 years
Risk Free Interest Rate	0.68%	1.12%
Credit Adjusted Discount Rate	7.59%	8.42%
Volatility	91%	82%
Dividend Rate	0%	0

The roll forward of the September Note derivative liability – contingent interest is as follows:

Balance – December 31, 2020	$—
Issuance of September convertible note payable – related party	433,000
Fair Value Adjustment	(183,000)
Balance – December 31, 2021	$250,000

Index
The December Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at December 31, 2021 are as follows:

	Inception	December 31, 2021
Stock Price	$2.32	$2.07
Conversion Price of conversion feature	$5.43	$5.43
Term	4 years	3.97 years
Risk Free Interest Rate	1.04%	1.12%
Credit Adjusted Discount Rate	8.54%	8.42%
Volatility	86%	84%
Dividend Rate	0%	0

The roll forward of the December Note derivative liability – contingent interest is as follows:

Balance – December 31, 2020	$—
Issuance of September convertible note payable – related party	415,000
Fair Value Adjustment	(30,000)
Balance – December 31, 2021	$385,000

7.	Stockholders’ Equity

At December 31, 2021, the Company had 150,000,000 shares of common stock and 20,000,000 undesignated shares authorized. As of December 31, 2021, 1,742,500 shares have been designated for Series A 12% Convertible Preferred Stock, 900,000 shares have been designated for Series B-1 Convertible Preferred Stock, 2,100,000 shares have been designated for Series B-2 Convertible Preferred Stock, 1,000 shares have been designated for Series C Super Dividend Convertible Preferred Stock, 2,508,000 shares have been designated for Series B-3 Convertible Preferred Stock, 12,748,500 have been designated as common stock and no shares remain undesignated. All issued and outstanding shares of Series B-1, Series B-2 and Series B-3 Preferred Stock were converted into Common Stock on January 19, 2019.

2020 At Market Issuance of Common Stock

On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. During the year ended December 31, 2021, the Company issued 845,214 shares of common stock under the 2020 At Market Agreement for net proceeds of $3,864,000.  In June 2020, the Company issued 14,452 shares of its common stock under the 2020 At Market Agreement for net proceeds of approximately $44,000.

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

Index
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

Index
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

Voting Rights. The Series C shares have no voting rights.

8.	Warrants

Warrant activity is summarized as follows:

	Warrants	Weighted average exercise price

Outstanding at December 31, 2019	12,538,204	$4.22
Issued	—
Exercised	—
Canceled	—
Outstanding at December 31, 2020	12,538,204	$4.22
Issued	—
Exercised	(1,180,240)	$2.50
Canceled	(500,000)	$5.00
Outstanding at December 31, 2021	10,857,964	$4.37

Index
The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2021.

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
February 12, 2009 Series B-1 Transaction $3.00 Investor Warrants — Class B	1,200,000	$3.00	February 12, 2009	February 12, 2024
May 13, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	600,000	$3.00	May 13, 2009	May 13, 2024
June 30, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	333,333	$3.00	June 30, 2009	June 30, 2024
August 12, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	200,000	$3.00	August 12, 2009	August 12, 2024
September 30, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	216,666	$3.00	September 30, 2009	September 30, 2024
November 4, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	106,666	$3.00	November 4, 2009	November 4, 2024
December 8, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	133,143	$3.00	December 8, 2009	December 8, 2024
January 29, 2010 Series B-2 Transaction $3.00 Investor Warrants — Class B	216,667	$3.00	January 29, 2010	January 29, 2025
March 8, 2010 Series B-2 Transaction $3.00 Investor Warrants — Class B	223,334	$3.00	March 8, 2010	March 8, 2025
April 30, 2010 Series B-2 Transaction $3.00 Investor Warrants — Class B	204,192	$3.00	April 30, 2010	April 30, 2025
May 10, 2010 Series B-2 Transaction $3.00 Investor Warrants — Class B	143,166	$3.00	May 10, 2010	May 10, 2025
September 22, 2016 Series B-3 Transaction $3.00 Investor Warrants	698,158	$3.00	September 22, 2016	September 22, 2023
September 29, 2016 Series B-3 Transaction $3.00 Investor Warrants	846,100	$3.00	September 29, 2016	September 29, 2023
December 22, 2016 Private placement warrants	1,466,204	$5.00	December 22, 2016	December 23, 2023
December 23, 2016 Series B-3 Transaction $3.00 Investor Warrants	924,780	$3.00	December 23, 2016	December 23, 2023
December 28, 2016 Private placement warrants	644,468	$5.00	December 28, 2016	December 28, 2023
February 27, 2017 Private placement warrants	76,776	$5.00	February 27, 2017	February 27, 2024
2018 and 2017 Warrants issued for services	2,157	$5.00	Various dates in 2018 and 2017	Various dates in 2025 and 2024
May 23, 2019 Rights offering warrants	2,622,154	$7.00	May 23, 2019	May 23, 2026
Total outstanding warrants	10,857,964

Index
9.	Stock-Based Compensation

Summary of Stock-Based Compensation Plans

At December 31, 2021, the Company has a stock-based compensation plan where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs. In December 2019, the Company adopted the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) which provided originally for the issuance of up to 4,000,000 shares of the Company’s common stock, subsequently increased to 7,000,000 in December 2021, in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2021, 3,266,179 shares were available for future grant under the 2019 Plan. Also, the Company previously had the 2009 Incentive Compensation Plan (the “2009 Plan”) which, after amendments, provided for issuance of up to 6,733,334 shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. Provisions of the 2009 Plan stipulated that no grants could be made after February 2019; however, grants made prior to that date remain outstanding for their legal term.

In addition, the Company has awarded 1,477,379 non-plan stock option grants to employees and non-employees. These non-plan grants have vesting periods and expiration dates similar to those options granted under the Incentive Plans. At December 31, 2021, there were no non-plan grants outstanding.

Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Year Ended December 31,
	2021	2020
Research and development	$420	$516
General and administrative	1,656	1,283
Total stock-based compensation expense	$2,076	$1,799

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2021	2020
Risk-free interest rate	0.66%	1.26%
Expected life of the options	6.0 years	6.0 years
Expected volatility of the underlying stock	91.7%	97.9%
Expected dividend rate	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 10 years, generally with 5 to 6 years representing the estimated life of options granted to employees. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends on common stock in the foreseeable future. At December 31, 2021, the Company does not anticipate any option awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover.

Index
The following table summarizes the stock option activity in the stock-based compensation plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	3,000,256	$4.88
Granted	1,095,000	2.51
Forfeited/Cancelled	(23,057)	1.80
Exercised	(84,624)	2.61
Outstanding, December 31, 2020	3,987,575	$4.29
Granted	2,660,000	2.39
Forfeited/Cancelled	(1,603,073)	5.31
Exercised	(148,941)	2.35
Outstanding, December 31, 2021	4,895,561	$3.14	7.94	$246
Exercisable, December 31, 2021	2,158,477	$4.09	6.29	$169

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2021, based on the closing price of the Company’s common stock of $2.07 on that date.

The weighted-average grant-date fair values of options granted during 2021 and 2020 were $1.78 and $1.92, respectively. As of December 31, 2021 and 2020, there were unvested options to purchase 2,737,084 and 651,667 shares of common stock, respectively. Total expected unrecognized compensation cost related to such unvested options is $3,654,000 at December 31, 2021, which is expected to be recognized over a weighted-average period of 2.07 years.

The aggregate intrinsic value of stock options exercised for the year ended December 31, 2021 and 2020 was $532,447 and $39,792, respectively.

During the years ended December 31, 2021 and 2020, 284,583 and 850,833 options became vested, respectively. The total grant date fair value of options vested during the years ended December 31, 2021 and 2020 was $514,287 and $2,531,758, respectively.

The following table summarizes additional information regarding outstanding and exercisable options under our stock-based compensation plans at December 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Price (Range)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
		(in years)
$0.87 – 1.00	120,500	4.96	$0.89	120,500	$0.89
$1.01 – 3.00	3,404,521	8.65	2.32	962,437	2.54
$3.01 – 5.00	1,013,040	7.12	4.14	718,040	4.36
$5.01 – 8.00	220,000	6.11	5.92	220,000	5.92
$8.01 – 13.38	137,500	2.06	13.38	137,500	13.38
	4,895,561	7.94	$3.14	2,158,477	$4.09

Index
Restricted Stock Issuances

In January 2020, two directors elected to take restricted stock grants in lieu of cash retainers for 2020. A total of 32,693 shares of restricted stock valued at approximately $93,500 was amortized to expense on a straight-line basis until January 9, 2021 when the stock vested in full.

In March 2021, one director elected to take a restricted stock grant in lieu of cash retainers for 2021. A total of 16,588 shares of restricted stock valued at approximately $35,000 is being amortized to expense on a straight-line basis until December 31, 2021 when the stock vested in full.

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

For the year ended December 31, 2021, $400,000 of Mr. Lewis’ compensation was recorded as stock compensation expense representing 142,206 shares of common stock to be issued under the DSU agreement with a weighted average grant date fair value of $2.81 per share. Also, Mr. Lewis’ bonus for the year ended December 31, 2020 of $60,000 (which was included in accrued compensation at December 31, 2020) was approved in March 2021 and represents 27,027 shares of common stock to be issued under the DSU agreement with a grant date fair value of $2.22 per share. The $60,000 was reclassified from accrued compensation to additional paid in capital in March 2021. For the year ended December 31, 2020, approximately $132,000 of his compensation was recorded as stock compensation expense representing 50,307 shares of common stock to be issued under the DSU agreement with a weighted average grant date fair value of $2.62 per share. There is no unrecognized compensation expense related to the DSUs.

10.	Line of Credit – Related Party

The Company had a $10 million Line of Credit arrangement with Richard E. Uihlein, Chairman of Board of Directors and a shareholder pursuant to an agreement established in December, 2017 and amended in December, 2018 and January, 2019.  The line of credit was terminated in conjunction with the December 2021 Convertible Note Payable (see Note   ). Under the arrangement the Company was permitted borrow up to $10 million from Mr. Uihlein on an unsecured basis and with any borrowings bearing interest at the Applicable Federal Rate for short terms loans published by the Internal Revenue Service (0.13% in June 2021). Borrowings were to be made through December 31, 2021 with repayment due on December 31, 2022. In connection with the Line of Credit agreement, the Company issued to Mr. Uihlein warrants to purchase 1 million shares of the Company’s common stock for $5 per share. Half of the warrants vested at closing of the Line of Credit, and the other half would have vested ratably with borrowings under the agreement but expired with the termination of the Line of Credit. The 500,000 warrants that vested at closing were exercised in May 2019 for cash proceeds to the Company of $2.5 million. There were no borrowings under the Line of Credit prior to its termination in December 2021.

The fair value of the 500,000 warrants vested at closing in December 2017 was $696,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 98%, risk free interest rate of 2.05% and zero dividends. The fair value of the vested warrants was recorded in other current assets and other assets (non-current) as a deferred financing cost and were to be amortized on a straight-line basis from December 19, 2017 through December 31, 2019. The remaining unamortized balance of the deferred financing cost on January 11, 2019 was adjusted to be recorded as expense on a straight-line basis through December 31, 2022.  Upon termination of the Line of Credit in December 2021, all remaining unamortized costs were expensed.  Amortization for the year ended December 31, 2021 and 2020 of $174,000 and $87,000, respectively, was recorded as interest expense.

Index
11.	Loss Per Share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2021 and 2020, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the exercise of warrants and stock options or the conversion of Convertible Notes, or the conversion of convertible preferred stock as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2021 and 2020 as the inclusion thereof would have been anti-dilutive:

	Year Ended December 31,
	2021 (Shares)	2020 (Shares)
Warrants to purchase shares of common stock	10,857,964	12,538,204
Options to purchase shares of common stock	4,895,561	3,987,575
Shares of common stock issuable upon conversion of convertible notes payable	5,214,806	—
Shares of common stock issuable upon conversion preferred stock	510,424	510,424
	21,478,755	17,036,203

12.	Commitments and Contingencies

Lease Commitments

The Company has one operating lease for its office space which was amended effective January 1, 2019 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first two months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table below, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the years ended December 31, 2021 and 2020 was $44,000 and $44,000 and is included in general and administrative expenses. As of December 31, 2021, the right to use lease asset consisted of $7,000 and is included in other assets. Also, at December 31, 2021, current lease liability of $8,000 is included in accrued expenses. The Company renewed its existing office space lease effective in February 2022 for 38 months at substantially the same terms.

Maturity of operating lease as of December 31, 2021 in thousands:

2022	$8
Total	8
Less imputed interest	0
Present value of lease liability	$8

The discount rate used in calculating the present value of the lease payments was 11.04%.

Index
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

13.	Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH have a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC and an additional $1,858,000 in total from 2015 through 2019. The Company contributed $226,000 and $448,000 for the LLC expenses (recorded in research and development expenses) in 2021 and 2020, and SBH contributed $35,000 in 2019 and a total of $123,000 in 2017 and 2016, respectively. As of December 31, 2021, the Company’s ownership percentage in the LLC was 84.4%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial. The Company’s portion of the LLC’s net loss for 2014, prior to the change in accounting discussed previously, was $400,000, which includes the Company’s proportionate share of the non-cash charge associated with the contributed IPR&D of $200,000.

14.	Income Taxes

The components of the net deferred tax assets are as follows at December 31:

	2021	2020
	(in thousands)
Operating loss carryforwards	$54,949	$46,203
Tax credit carryforwards	3,720	910
Other temporary differences	1,652	5,438
	60,321	52,551
Less valuation allowance	(60,321)	(52,551)
Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2021	2020
Tax benefit at U.S. statutory rates	(21%)	(21%)
State tax benefit	(4.7%)	(4.7%)
Permanent differences	0.5%	0.8%
Other	(0.1%)	(2.2%)
Changes in valuation allowance	25.3%	27.1%
	0%	0%

Index
As of December 31, 2021, the Company has federal and state net operating loss carryforwards totaling $72,855,000 and $79,191,000, respectively, which will never expire as a result of the 2017 Tax Act. As of December 31, 2021, the Company has federal and state net operating loss carryforwards totaling $134,273,000 and $102,003,000 respectively, which expire through 2037. In addition, the Company has federal and state research and development credits of $2,437,000 and $1,282,000, respectively, which expire through 2035. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Past and subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2021 and 2020, the Company does not have any significant uncertain tax positions.