Form 10-Q
period 2022-03-31
GALECTIN THERAPEUTICS INC
filed 2022-05-16
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of May 9, 2022 was 59,388,518.

GALECTIN THERAPEUTICS INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

		PAGE
	PART I — FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	5

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4.	Controls and Procedures	22

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Mine Safety Disclosures	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits	22

SIGNATURES		24

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,606	$39,648
Prepaid expenses and other current assets	1,901	2,172
Total current assets	33,507	41,820
Other assets	108	7
Total assets	$33,615	$41,827
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,906	$1,805
Accrued expenses and other	7,629	7,163
Accrued dividends payable	—	65
Total current liabilities	9,535	9,033
Convertible notes payable and accrued interest, net of discounts – related party (Note 3)	29,275	29,048
Derivative liabilities (Note 4)	901	1,130
Other liabilities	97	—
Total liabilities	39,808	39,211
Commitments and contingencies (Note 9)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at March 31, 2022 and December 31, 2021, redemption value: $8,362,000, liquidation value: $1,760,000 at March 31, 2022	1,723	1,723
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at March 31, 2022 and December 31, 2021, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,302,500 issued and outstanding at March 31, 2022 and December 31, 2021, liquidation value $1,302,500 at March 31, 2022	527	527
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2022 and December 31, 2021, 59,388,518 and 59,341,305 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	59	59
Additional paid-in capital	272,108	271,001
Retained deficit	(280,610)	(270,694)
Total stockholders’ equity (deficit)	(7,916)	893
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$33,615	$41,827

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)
Operating expenses:
Research and development	$8,058	$4,899
General and administrative	1,877	1,418
Total operating expenses	9,935	6,317
Total operating loss	(9,935)	(6,317)
Other income (expense):
Interest income	1	1
Change in fair value of derivatives	229	—
Interest expense	(227)	(22)
Total other income (expense)	3	(21)
Net loss	$(9,932)	$(6,338)
Preferred stock dividends	16	(2)
Net loss applicable to common stockholders	$(9,916)	$(6,340)
Net loss per common share — basic and diluted	$(0.17)	$(0.11)
Weighted average common shares outstanding — basic and diluted	59,354	57,132

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,932)	$(6,338)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation expense	858	254
Amortization of right to use lease asset	10	10
Non-cash interest expense	80	22
Change in fair value of derivative liabilities	(229)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	160	289
Accounts payable, accrued expenses and other liabilities	864	(619)
Accrued interest on convertible debt - related party	147	—
Net cash from operating activities	(8,042)	(6,382)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	—
Net cash flows from financing activities	—	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,042)	(6,382)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,648	27,142
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,606	$20,760
NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$49	$67
Reclassification of accrued bonus to additional paid in capital	200	60
Noncash right to use lease asset	111	—

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2020	176	$1,723
Balance at March 31, 2021	176	$1,723
Balance at December 31, 2021	176	$1,723
Balance at March 31, 2022	176	$1,723

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2020	1,302,500	$527	57,077,055	$56	$261,883	$(239,996)	$22,470
Series A 12% convertible preferred stock dividend			13,025		28	10	38
Series C super dividend redeemable convertible preferred stock dividend			17,600		39	(12)	27
Issuance of common stock for exercise of options			46,282
Stock-based compensation expense			32,693		314		314
Net loss						(6,338)	(6,338)
Balance at March 31, 2021	1,302,500	$527	57,186,655	$56	$262,264	$(246,336)	$16,511
Balance at December 31, 2021	1,302,500	$527	59,341,305	$59	$271,001	$(270,694)	$893
Series A 12% convertible preferred stock dividend			13,025		20	18	38
Series C super dividend redeemable convertible preferred stock dividend			17,600		29	(2)	27
Stock-based compensation expense			16,588		1,058		1,058
Net loss						(9,932)	(9,932)
Balance at March 31, 2022	1,302,500	$527	59,388,518	$59	$272,108	$(280,610)	$(7,916)

See notes to unaudited condensed consolidated financial statements.

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2022 and the results of its operations for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2021 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2021.
The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2022, the Company had $31,606,000 of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash to fund currently planned operations at least through May 16, 2023. We will require more cash to fund our operations after May 16, 2023 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. Currently, we expect to require an additional approximately $40-$45 million to cover costs of the trial to reach the planned interim analysis estimated to occur in mid-2024 along with drug manufacturing and other scientific support activities and general and administrative costs. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us. If we are unsuccessful in raising additional capital to fund operations before May 16, 2023, we may be required to cease operations. Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not currently include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses and Other

Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Legal and accounting fees	$90	$68
Accrued compensation	300	728
Lease liability	14	8
Accrued research and development costs and other	7,225	6,359
Total	$7,629	$7,163

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

The April Note has a maturity date of April 16, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The April Note bears interest at the rate of two percent (2%) per annum, compounded annually. For the three months ended March 31, 2022, approximately $49,000 of interest expense was accrued and included with the principal in the financial statements.  Inception to March 31, 2022, approximately $191,000 of interest expense has been accrued and included with the principal balance.

The April Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the April Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the April Note at its inception. The fair value of the contingent interest derivative liability was $420,000 and $391,000 at note inception (April 16, 2021) and March 31, 2022, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability from December 31, 2021 to March 31, 2022 of ($104,000) was charged to other income for the three months ended March 31, 2022. The amortization of the debt discount of $420,000 recorded initially upon note inception of $26,000 was recorded as additional interest expense for the for the three months ended March 31, 2022.

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

The September Note has a maturity date of September 17, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $8.64 per share at the option of the noteholder. The September Note bears interest at the rate of two percent (2%) per annum, compounded annually.  For the three months ended March 31, 2022, approximately $49,000 of interest expense was accrued and included with the principal in the financial statements.  Inception to March 31, 2022, approximately $107,000 of interest expense has been accrued and included with the principal balance.

The September Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the September Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the September Note at its inception. The fair value of the contingent interest derivative liability was $433,000 and $188,000 at note inception (September 17, 2021) and March 31, 2022, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability from December 31, 2021 to March 31, 2022 of ($62,000) was recorded to other income for the three months ended March 31, 2022. The amortization of the debt discount of $433,000 recorded initially upon note inception of $27,000 was recorded as additional interest expense for the three months ended March 31, 2022.

Index
On December 20, 2021, the second of the two promissory notes under the Loan Agreement was executed and delivered, (the “December Note”) to evidence the second loan in the principal amount of $10,000,000. The December Note has a maturity date of December 20, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.43 per share at the option of the noteholder. The December Note bears interest at the rate of two percent (2%) per annum, compounded annually. For the three months ended March 31, 2022, approximately $49,000 of interest expense was accrued and included with the principal in the financial statements.  Inception to March 31, 2022, approximately $56,000 of interest expense has been accrued and included with the principal balance.

The December Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the December Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the December Note at its inception. The fair value of the contingent interest derivative liability was $415,000 and $323,000 at note inception (December 20, 2021) and March 31, 2022, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability from December 31, 2021 to March 31, 2022 of ($63,000) was recorded to other income for three months ended March 31, 2022. The amortization of the debt discount of $415,000 recorded initially upon note inception of $26,000 was recorded as additional interest expense for the for three months ended March 31, 2022.

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

4. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 assets or liabilities at March 31, 2022 or December 31, 2021. See below for Fair Value of Derivatives related to Convertible Notes Payable at March 31, 2022 and December 31, 2021, which are level 3 liabilities.

Assets and liabilities measured and recorded at fair value on a recurring basis at March 31, 2022 were as follows:

	Level 1	Level 2	Level 3	Total
Derivative Liability – Contingent Interest April Note	$—	$—	$391,000	$391,000
Derivative Liability – Contingent Interest September Note	$—	$—	$188,000	$188,000
Derivative Liability – Contingent Interest December Note	$—	$—	$323,000	$323,000

The April Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at March 31, 2022 are as follows:

	Inception	March 31, 2022
Stock Price	$2.19	$1.61
Conversion Price of conversion feature	$5.00	$5.00
Term	4 years	3.04 years
Risk Free Interest Rate	0.59%	2.45%
Credit Adjusted Discount Rate	7.60%	10.25%
Volatility	88%	78%
Dividend Rate	0%	0%

The roll forward of the April Note derivative liability – contingent interest is as follows:

Balance – December 31, 2020	$—
Issuance of April convertible note payable – related party	420,000
Fair Value Adjustment	75,000
Balance – December 31, 2021	$495,000
Fair Value Adjustment	(104,000)
Balance – March 31, 2022	$391,000

Index
The September Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at March 31, 2022 are as follows:

	Inception	March 31, 2022
Stock Price	$4.06	$1.61
Conversion Price of conversion feature	$8.64	$8.64
Term	4 years	3.47 years
Risk Free Interest Rate	0.68%	2.45%
Credit Adjusted Discount Rate	7.59%	10.25%
Volatility	91%	78%
Dividend Rate	0%	0%

The roll forward of the September Note derivative liability – contingent interest is as follows:

Balance – December 31, 2020	$—
Issuance of September convertible note payable – related party	433,000
Fair Value Adjustment	(183,000)
Balance – December 31, 2021	$250,000
Fair Value Adjustment	(62,000)
Balance – March 31, 2022	$188,000

The December Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at March 31, 2022 are as follows:
	Inception	March 31, 2022
Stock Price	$2.32	$1.61
Conversion Price of conversion feature	$5.43	$5.43
Term	4 years	3.73 years
Risk Free Interest Rate	1.04%	2.44%
Credit Adjusted Discount Rate	8.54%	10.25%
Volatility	86%	79%
Dividend Rate	0%	0%

The roll forward of the December Note derivative liability – contingent interest is as follows:

Balance – December 31, 2020	$—
Issuance of September convertible note payable – related party	415,000
Fair Value Adjustment	(30,000)
Balance – December 31, 2021	$385,000
Fair Value Adjustment	(62,000)
Balance – March 31, 2022	$323,000

5. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Three Months Ended March 31,
	2022	2021
Research and development	$225	$67
General and administrative	633	187
Total stock-based compensation expense	$858	$254

Index
The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2021 through March 31, 2022:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2021	4,895,561	$3.14
Granted	745,000	1.98
Exercised	—
Options forfeited/cancelled	(10,000)	4.50
Outstanding, March 31, 2022	5,630,561	$2.98

As of March 31, 2021, there was $3,995,000 of unrecognized compensation related to 2,945,001 unvested options, which is expected to be recognized over a weighted–average period of approximately 1.75 years. The weighted-average grant date fair value for options granted during the three months ended March 31, 2022 was $1.48. The Company granted 745,000 stock options during the three months ended March 31, 2022.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.23%	0.54%
Expected life of the options	5.5 years	6 years
Expected volatility of the underlying stock	95%	91%
Expected dividend rate	0%	0%

In January 2022, the Company’s board chairman elected to take restricted stock grants in lieu of cash retainers for 2022. A total of 17,677 shares of restricted stock valued at approximately $35,000 is being amortized to expense on a straight-line basis until December 31, 2022 when the stock vests in full.

In March 2021, the Company’s board chairman elected to take a restricted stock grant in lieu of cash retainers for 2021. A total of 16,588 shares of restricted stock valued at approximately $35,000 was amortized to expense on a straight-line basis until December 31, 2021 when the stock vested in full.

In September 2020, the Company entered into an employment agreement with its new Chief Executive Officer whereby 20% of his base salary and performance bonuses will be paid in cash, and 80% will be paid in the form of deferred stock units (“DSUs”) in accordance with the terms and subject to the provisions set forth in the DSU Agreement. DSUs credited to Mr. Lewis as of any date shall be fully vested and nonforfeitable at all times. The Company shall issue the shares underlying the outstanding whole number of DSUs credited to Mr. Lewis as follows: twenty five percent shall be issued on March 1, 2023, twenty five percent shall be issued on September 1, 2023 and fifty percent shall be issued on March 1, 2024. For the three months ended March 31, 2022, approximately $103,000 of his compensation was recorded as stock compensation expense representing 55,626 shares of common stock to be issued under the DSU agreement with a weighted average grant date fair value of $1.86 per share. Also, Mr. Lewis’ bonus for the year ended December 31, 2021 of $200,000 (which was included in accrued compensation at December 31, 2021) was approved in January 2022 and represents 103,627 shares of common stock to be issued under the DSU agreement with a grant date fair value of $1.93 per share. The $200,000 was reclassified from accrued compensation to additional paid in capital in January 2022. There is no unrecognized compensation expense related to the DSUs.

Index
6. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2021 through March 31, 2022:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2021	10,857,964	$4.37
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—
Outstanding, March 31, 2022	10,857,964	$4.37

The weighted average expiration of the warrants outstanding as of March 31, 2022 is 2.5 years.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	March 31, 2022 (shares)	March 31, 2021 (shares)
Warrants to purchase shares of common stock	10,857,964	12,538,204
Options to purchase shares of common stock	5,630,561	5,762,575
Shares of common stock issuable upon conversion of convertible notes payable	5,365,259	—
Shares of common stock issuable upon conversion of preferred stock	510,424	510,424
	22,364,208	18,811,203

8. Common Stock

2020 At Market Issuance of Common Stock

On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. During the quarter ended March 31, 2022, there were no issuances of shares of common stock under the 2020 At Market Agreement.

For each of the three months ended March 31, 2022 and 2021, the Company issued a total of 30,625 and 30,625 shares of common stock, respectively, for dividends on Series A and Series C Preferred Stock.

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

Index
10. Leases

The Company has one operating lease for its office space which was amended effective March 1, 2022 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first six and a half months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the three-month periods ended March 31, 2022 and 2021 was approximately $11,000 for each period and is included in general and administrative expenses. As of March 31, 2022, the right to use lease asset consisted of $108,000 and is included in other assets. Also, at March 31, 2022, current lease liability of $14,000 is included in accrued expenses and long term lease liability was $97,000 and included in other liabilities.

Maturity of operating lease as of March 31, 2022 in thousands:

2022	14
2023	50
2024	51
2025	18
Total	133
Less imputed interest	22
Present value of lease liability	$111

The discount rate used in calculating the present value of the lease payments was 11%.

11. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Cumulatively, the Company has contributed a total of $3,068,000, including $43,000 for the three months ended March 31, 2022, for expenses of the LLC. Since the end of 2014, SBH has contributed $158,000 for expenses in the LLC. As of March 31, 2022, the Company’s ownership percentage in the LLC was 84.6%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through at least May 16, 2023; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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

•
the impact resulting from the outbreak of COVID-19, which has delayed and may continue to delay our clinical trial and development efforts, as well as the impact that COVID-19 has on the volatility of the capital market and our ability to access the capital market and,

•
other risks detailed herein and from time to time in our SEC reports, including our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2021, and our subsequent SEC filings.

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

Index
Our product pipeline is shown below:

Indication	Drug	Status
Prevention of esophageal varices in NASH cirrhosis

Phase 1 interaction trial:	belapectin	IND submitted January 2013. Results from the Phase 1 interaction trial were reported in 2014, with final results reported in January 2015.
NASH-CX trial and NASH-FX trial
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

NASH NAVIGATE
Following FDA feedback, the NAVIGATE trial is an adaptive Phase 2b/3 trial for the prevention of esophageal varices in NASH patients with compensated cirrhosis and clinical signs of portal hypertension. A Phase 2b interim efficacy analysis will be incorporated to confirm previous Phase 2 data, select an optimal dose and reaffirm the risk/benefit of belapectin. The Phase 3 end of study analysis will evaluate the development of esophageal varices as the same primary outcome of efficacy and a composite clinical endpoint including progression to varices requiring treatment as a key secondary outcome of efficacy (www.clinicaltrials.gov NCT04365868). The first patient was randomized in the third quarter of 2020.

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

NASH-CX Trial: The NASH-CX trial was a larger multi-center clinical trial that explored the use of belapectin for the treatment of patients with well-compensated NASH cirrhosis and portal hypertension. Enrollment was completed in September 2016, and a total of 162 patients at 36 sites in the United States were randomized to receive either 2 mg/kg LBM of belapectin, 8 mg/kg LBM of belapectin or placebo. Approximately 50% of patients at baseline had esophageal varices (a complication of portal hypertension). The primary endpoint was a reduction in hepatic venous pressure gradient (HVPG), a hemodynamic measure that estimates portal hypertension. Patients received an infusion of belapectin or placebo every other week for one year and were evaluated to determine the change in HVPG as compared with placebo. Secondary or exploratory endpoints included evaluation of fibrosis on liver biopsy, measurement of liver stiffness (FibroScan) and assessment of liver metabolism (13C-methacetin breath test). Top line data readout was reported in December 2017. The study demonstrated a favorable safety profile and clinically meaningful efficacy results in patients without esophageal varices at baseline as demonstrated by a decrease in portal pressure associated with the prevention of development of varices when compared to placebo.

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

Index
The COVID-19 pandemic has delayed and may continue to delay our regulatory and ethics approvals, recruitment of sites, and enrollment of patients for our Phase 2b/3 NAVIGATE trial despite a recent uptick in screening activities. Many investigational centers in the United States and Europe have experienced shut-downs, and while some have loosened or removed restrictions, there may be a risk of experiencing new shut-downs and restrictions. In some countries, shutdown orders have also affected the regulatory process to authorize study starts. Governments and medical facilities have focused their resources for battling the COVID-19 pandemic. For several reasons, the pandemic makes enrolling patients for the NAVIGATE trial more challenging, including because patients eligible for the NAVIGATE trial have liver cirrhosis and, as such, are at a greater health risk of complications from COVID-19. It is also important to consider the safety of our candidate participants first, as cirrhotic patients with portal hypertension are immune compromised. We believe that as we continue to emerge from the COVID-19 pandemic, site recruitment and patient enrollment will accelerate and we have experienced increases in enrollment, particularly in the U.S. However, we have not seen the enrollment in Europe that we anticipated, and conditions there remain uncertain. Consequently, we have activated multiple sites in Latin America. At this time, enrollment completion of the Phase 2b portion of the trial is expected around the end of September 2022.

We have identified and activated approximately 140 clinical trial sites in 15 countries for the NAVIGATE trial.

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

Index
Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Research and Development Expense.

	Three Months Ended March 31,		2022 as Compared to 2021 Three Months
	2022	2021	$ Change	% Change
	(In thousands, except %)
Research and development	$8,058	$4,899	$3,159	64%

We generally categorize research and development expenses as either direct external expenses, comprised of amounts paid to third party vendors for services, or all other research and development expenses, comprised of employee payroll and general overhead allocable to research and development. We consider a clinical program to have begun upon acceptance by the FDA, or similar agency outside of the United States, to commence a clinical trial in humans, at which time we begin tracking expenditures by the product candidate. Clinical program expenses comprise payments to vendors related to preparation for, and conduct of, all phases of the clinical trial, including costs for drug manufacture, patient dosing and monitoring, data collection and management, oversight of the trials and reports of results. Pre-clinical expenses comprise all research and development amounts incurred before human trials begin, including payments to vendors for services related to product experiments and discovery, toxicology, pharmacology, metabolism, and efficacy studies, as well as manufacturing process development for a drug candidate.

Our research and development expenses were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Direct external expenses:
Clinical activities	$6,869	$4,283
Pre-clinical activities	359	111
All other research and development expenses	830	505
	$8,058	$4,899

Clinical programs expenses increased primarily due to costs related to our NAVIGATE trial during the three months ended March 31, 2022. Other research and development expense increased primarily due to an increase in non-cash stock-based compensation expense of $158,000 and payroll due to adding employees of $166,000.

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

Index
General and Administrative Expense.

	Three Months Ended March 31,		2022 as Compared to 2021 Three Months
	2022	2021	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,877	$1,418	$459	32%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase in general and administrative expenses for the three-months ended March 31, 2022 as compared to the same period in 2021 is due to a increase in non-cash stock based compensation expenses of approximately $446,000.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2022, we raised a net total of $234.5 million from these offerings. We have operated at a loss since our inception and have had no significant revenues. We anticipate that losses will continue for the foreseeable future. At March 31, 2022, the Company had $31.6 million of unrestricted cash and cash equivalents available to fund future operations. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through May 16, 2023. We will require more cash to fund our operations after May 16, 2023 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. Currently, we expect to require an additional approximately $40-$45 million to cover costs of the trial to reach the planned interim analysis estimated to occur in mid-2024 along with drug manufacturing and other scientific support activities and general and administrative costs. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Net cash used in operations increased by $1,660,000 to $8,042,000 for the three months ended March 31, 2022, as compared to $6,382,000 for the three months ended March 31, 2021. Cash operating expenses increased principally due to the preparations and expenses related to our NAVIGATE clinical trial with belapectin.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our 2021 Annual Report on Form 10-K.

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

Index
Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially impact our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit Number	Description of Document	Note Reference

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document** (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

Index
Exhibit Number	Description of Document	Note Reference

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document**

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2022.

GALECTIN THERAPEUTICS INC.

By:	/s/ Joel Lewis
Name:	Joel Lewis
Title:	Chief Executive Officer and President (principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)