Form 10-Q
period 2022-06-30
GALECTIN THERAPEUTICS INC
filed 2022-08-15
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2022 was 59,395,805.

GALECTIN THERAPEUTICS INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2022	December 31, 2021
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,178	$39,648
Prepaid expenses and other current assets	1,607	2,172
Total current assets	25,785	41,820
Other assets	101	7
Total assets	$25,886	$41,827
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,964	$1,805
Accrued expenses and other	7,864	7,163
Accrued dividends payable	64	65
Total current liabilities	10,892	9,033
Convertible note payable and accrued interest, net of debt discount – related party (Note 3)	29,504	29,048
Derivative liability (Note 4)	626	1,130
Other liabilities	87	—
Total liabilities	41,109	39,211
Commitments and contingencies (Note 9)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at June 30, 2022 and December 31, 2021, redemption value: $8,388,000, liquidation value: $1,760,000 at June 30, 2022	1,723	1,723
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at June 30, 2022 and December 31, 2021, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,260,000 and 1,302,500 issued and outstanding at June 30, 2022 and December 31, 2021, respectively; liquidation value $1,260,000 and $1,302,500 at June 30, 2022 and December 31, 2021, respectively	510	527
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2022 and December 31, 2021, 59,395,805 and 59,341,305 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	59	59
Additional paid-in capital	272,772	271,001
Retained deficit	(290,287)	(270,694)
Total stockholders’ equity (deficit)	(16,946)	893
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$25,886	$41,827

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)		(in thousands, except per share data)
Operating expenses:
Research and development	$8,074	$6,450	$16,132	$11,349
General and administrative	1,588	1,743	3,465	3,161
Total operating expenses	9,662	8,193	19,597	14,510
Total operating loss	(9,662)	(8,193)	(19,597)	(14,510)
Other income (expense):
Interest income	3	1	4	2
Interest expense	(229)	(85)	(456)	(107)
Change in fair value of derivative	275	(172)	504	(172)
Total other income (expense)	49	(256)	52	(277)
Net loss	$(9,613)	$(8,449)	$(19,545)	$(14,787)
Preferred stock dividends	(64)	(65)	(48)	(67)
Net loss applicable to common stockholders	$(9,677)	$(8,514)	$(19,593)	$(14,854)
Net loss per common share — basic and diluted	$(0.16)	$(0.15)	$(0.33)	$(0.26)
Weighted average common shares outstanding — basic and diluted	59,389	58,312	59,372	57,725

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,545)	$(14,787)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation expense	1,505	835
Amortization of right to use lease asset	17	20
Non-cash interest expense	158	107
Change in fair value of derivative	(504)	172
Changes in operating assets and liabilities:
Prepaid expenses and other assets	454	587
Accounts payable, accrued expenses and other liabilities	2,147	666
Accrued interest on convertible notes payable - related party	298	41
Net cash flows from operating activities	(15,470)	(12,359)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible note payable – related party	—	10,000
Net proceeds from issuance of common stock	—	6,815
Net cash flows from financing activities	—	16,815
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,470)	4,456
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,648	27,142
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,178	$31,598
NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$49	$67
Fair value of derivative related to related party convertible note payable	—	420
Reclassification of accrued bonus to additional paid in capital	200	60
Noncash right to use lease asset	111	—

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2020	176	$1,723
Balance at June 30, 2021	176	$1,723
Balance at December 31, 2021	176	$1,723
Balance at June 30, 2022	176	$1,723

See notes to unaudited condensed consolidated financial statements.

GALECTIN THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Three Months Ended June 30, 2022 and 2021
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2021	1,302,500	$527	57,186,655	$56	$262,264	$(246,336)	$16,511
Series A 12% convertible preferred stock dividend						(38)	(38)
Series C super dividend redeemable convertible preferred stock dividend						(27)	(27)
Issuance of common stock			845,214	1	3,863		3,864
Issuance of common stock from exercise of warrants and options			1,243,162	2	2,949		2,951
Stock-based compensation expense					581		581
Net loss						(8,449)	(8,449)
Balance at June 30, 2021	1,302,500	$527	59,275,031	$59	$269,657	$(254,850)	$15,393
Balance at March 31, 2022	1,302,500	$527	59,388,518	$59	$272,108	$(280,610)	$(7,916)
Series A 12% convertible preferred stock dividend						(38)	(38)
Series C super dividend redeemable convertible preferred stock dividend						(26)	(26)
Issuance of common stock from conversion of Series A convertible preferred stock	(42,500)	(17)	7,287		17
Stock-based compensation expense					647		647
Net loss						(9,613)	(9,613)
Balance at June 30, 2022	1,260,000	$510	59,395,805	$59	$272,772	$(290,287)	$(16,946)

GALECTIN THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Six Months Ended June 30, 2022 and 2021
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2020	1,302,500	$527	57,077,055	$56	$261,883	$(239,996)	$22,470
Series A 12% convertible preferred stock dividend			13,025		28	(28)
Series C super dividend redeemable convertible preferred stock dividend			17,600		39	(39)
Issuance of common stock			845,214	1	3,863		3,864
Issuance of common stock for exercise of warrants and options			1,289,444	2	2,949		2,951
Stock-based compensation expense			32,693		895		895
Net loss						(14,787)	(14,787)
Balance at June 30, 2021	1,302,500	$527	59,275,031	$59	$269,657	$(254,850)	$15,393
Balance at December 31, 2021	1,302,500	$527	59,341,305	$59	$271,001	$(270,694)	$893
Series A 12% convertible preferred stock dividend			13,025		20	(20)
Series C super dividend redeemable convertible preferred stock dividend			17,600		29	(28)	1
Issuance of common stock from conversion of Series A convertible preferred stock	(42,500)	(17)	7,287		17
Stock-based compensation expense			16,588		1,705		1,705
Net loss						(19,545)	(19,545)
Balance at June 30, 2022	1,260,000	$510	59,395,805	$59	$272,772	$(290,287)	$(16,946)

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2022 and the results of its operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the three and six months ended June 30, 2022 and 2021. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2021 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2021.
The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2022, the company had $24,178,000 of unrestricted cash and cash equivalents available to fund future operations.  In July 2022, the Company entered into a $60 million unsecured line of credit financing with its chairman, Richard E. Uihlein (See Note 12). The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through December 31, 2024. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses and Other

Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Legal and accounting fees	$100	$68
Accrued compensation	521	728
Lease liability	28	8
Accrued research and development costs and other	7,215	6,359
Total	$7,864	$7,163

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

The April Note has a maturity date of April 16, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The April Note bears interest at the rate of two percent (2%) per annum, compounded annually. For the six months ended June 30, 2022, approximately $100,000 of interest expense was accrued and included with the principal in the financial statements.  Inception to June 30, 2022, approximately $241,000 of interest expense has been accrued and included with the principal balance.

The April Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the April Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the April Note at its inception. The fair value of the contingent interest derivative liability was $420,000 and $276,000 at note inception (April 16, 2021) and June 30, 2022, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability from December 31, 2021 to June 30, 2022 of ($219,000) was charged to other income for the six months ended June 30, 2022. The amortization of the debt discount of $420,000 recorded initially upon note inception of $52,000 was recorded as additional interest expense for the for the six months ended June 30, 2022.

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

The September Note has a maturity date of September 17, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $8.64 per share at the option of the noteholder. The September Note bears interest at the rate of two percent (2%) per annum, compounded annually.  For the six months ended June 30, 2022, approximately $100,000 of interest expense was accrued and included with the principal in the financial statements.  Inception to June 30, 2022, approximately $157,000 of interest expense has been accrued and included with the principal balance.

The September Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the September Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the September Note at its inception. The fair value of the contingent interest derivative liability was $433,000 and $131,000 at note inception (September 17, 2021) and June 30, 2022, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability from December 31, 2021 to June 30, 2022 of ($119,000) was recorded to other income for the six months ended June 30, 2022. The amortization of the debt discount of $433,000 recorded initially upon note inception of $54,000 was recorded as additional interest expense for the six months ended June 30, 2022.

On December 20, 2021, the second of the two promissory notes under the Loan Agreement was executed and delivered, (the “December Note”) to evidence the second loan in the principal amount of $10,000,000. The December Note has a maturity date of December 20, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.43 per share at the option of the noteholder. The December Note bears interest at the rate of two percent (2%) per annum, compounded annually. For the six months ended June 30, 2022, approximately $100,000 of interest expense was accrued and included with the principal in the financial statements.  Inception to June 30, 2022, approximately $106,000 of interest expense has been accrued and included with the principal balance.

The December Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the December Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the December Note at its inception. The fair value of the contingent interest derivative liability was $415,000 and $219,000 at note inception (December 20, 2021) and June 30, 2022, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability from December 31, 2021 to June 30, 2022 of ($166,000) was recorded to other income for six months ended June 30, 2022. The amortization of the debt discount of $415,000 recorded initially upon note inception of $52,000 was recorded as additional interest expense for the for six months ended June 30, 2022.

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

4. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 2 assets or liabilities at June 30, 2022 or December 31, 2021. See below for Fair Value of Derivatives related to Convertible Notes Payable at June 30, 2022 and December 31, 2021, which are level 3 liabilities.

Assets and liabilities measured and recorded at fair value on a recurring basis at June 30, 2022 were as follows:

	Level 1	Level 2	Level 3	Total
Derivative Liability – Contingent Interest April Note	$—	$—	$276,000	$276,000
Derivative Liability – Contingent Interest September Note	$—	$—	$131,000	$131,000
Derivative Liability – Contingent Interest December Note	$—	$—	$219,000	$219,000

The April Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at June 30, 2022 are as follows:

		June 30,
	Inception	2022
Stock Price	$2.19	$1.31
Conversion Price of conversion feature	$5.00	$5.00
Term	4 years	2.79 years
Risk Free Interest Rate	0.59%	2.99%
Credit Adjusted Discount Rate	7.60%	15.53%
Volatility	88%	80%
Dividend Rate	0%	0%

The roll forward of the April Note derivative liability – contingent interest is as follows:

Balance – December 31, 2020	$—
Issuance of April convertible note payable – related party	420,000
Fair Value Adjustment	75,000
Balance – December 31, 2021	$495,000
Fair Value Adjustment	(219,000)
Balance – June 30, 2022	$276,000

The September Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at June 30, 2022 are as follows:

	Inception	June 30, 2022
Stock Price	$4.06	$1.31
Conversion Price of conversion feature	$8.64	$8.64
Term	4 years	3.22 years
Risk Free Interest Rate	0.68%	2.99%
Credit Adjusted Discount Rate	7.59%	15.53%
Volatility	91%	88%
Dividend Rate	0%	0%

The roll forward of the September Note derivative liability – contingent interest is as follows:

Balance – December 31, 2020	$—
Issuance of September convertible note payable – related party	433,000
Fair Value Adjustment	(183,000)
Balance – December 31, 2021	$250,000
Fair Value Adjustment	(119,000)
Balance – June 30, 2022	$131,000

The December Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at June 30, 2022 are as follows:
		June 30,
	Inception	2022
Stock Price	$2.32	$1.31
Conversion Price of conversion feature	$5.43	$5.43
Term	4 years	3.48 years
Risk Free Interest Rate	1.04%	2.99%
Credit Adjusted Discount Rate	8.54%	15.53%
Volatility	86%	87%
Dividend Rate	0%	0%

The roll forward of the December Note derivative liability – contingent interest is as follows:

Balance – December 31, 2020	$—
Issuance of September convertible note payable – related party	415,000
Fair Value Adjustment	(30,000)
Balance – December 31, 2021	$385,000
Fair Value Adjustment	(166,000)
Balance – June 30, 2022	$219,000

5. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	in thousands
Research and development	$154	$89	$379	$156
General and administrative	493	492	1,126	679
Total stock-based compensation expense	$647	$581	$1,505	$835

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2021 through June 30, 2022:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2021	4,895,561	$3.14
Granted	945,000	1.84
Exercised	—	—
Options forfeited/cancelled	(195,000)	2.21
Outstanding, June 30, 2022	5,645,561	$2.93

As of June 30, 2022, there was $3,343,648 of unrecognized compensation related to 2,809,583 unvested options, which is expected to be recognized over a weighted–average period of approximately 1.6 years. The weighted-average grant date fair value for options granted during the six months ended June 30, 2022 was $1.37. The Company granted 945,000 stock options during the six months ended June 30, 2022.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.56%	0.57%
Expected life of the options	5.6 years	6 years
Expected volatility of the underlying stock	94%	91%
Expected dividend rate	0%	0%

In January 2022, one director elected to take a restricted stock grant in lieu of cash retainers for 2022. A total of 17,677 shares of restricted stock valued at approximately $35,000 is being amortized to expense on a straight-line basis until December 31, 2022 when the stock vests in full.

In March 2021, one director elected to take a restricted stock grant in lieu of cash retainers for 2021. A total of 16,588 shares of restricted stock valued at approximately $35,000 is being amortized to expense on a straight-line basis until December 31, 2021 when the stock vested in full.

In September 2020, the Company entered into an employment agreement with its new Chief Executive Officer whereby 20% of his base salary and performance bonuses will be paid in cash, and 80% will be paid in the form of deferred stock units (“DSUs”) in accordance with the terms and subject to the provisions set forth in the DSU Agreement. DSUs credited to Mr. Lewis as of any date shall be fully vested and nonforfeitable at all times. The Company shall issue the shares underlying the outstanding whole number of DSUs credited to Mr. Lewis as follows: twenty five percent shall be issued on March 1, 2023, twenty five percent shall be issued on September 1, 2023 and fifty percent shall be issued on March 1, 2024. For the six months ended June 30, 2022, approximately $208,000 of his compensation was recorded as stock compensation expense representing 130,546 shares of common stock to be issued under the DSU agreement with a weighted average grant date fair value of $1.60 per share. Also, Mr. Lewis’ bonus for the year ended December 31, 2021 of $200,000 (which was included in accrued compensation at December 31, 2021) was approved in January 2022 and represents 103,627 shares of common stock to be issued under the DSU agreement with a grant date fair value of $1.93 per share. The $200,000 was reclassified from accrued compensation to additional paid in capital in January 2022. There is no unrecognized compensation expense related to the DSUs.

6. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2020 through June 30, 2022:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2021	10,857,964	$4.37
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—
Outstanding, June 30, 2022	10,857,964	$4.37

The weighted average expiration of the warrants outstanding as of June 30, 2022 is 2.2 years.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	June 30, 2022 (shares)	June 30, 2021 (shares)
Warrants to purchase shares of common stock	10,857,964	11,357,964
Options to purchase shares of common stock	5,645,561	4,919,725
Shares of common stock issuable upon conversion of convertible note payable	5,515,161	2,049,428
Shares of common stock issuable upon conversion of preferred stock	503,340	510,424
	22,522,026	18,837,541

8. Common Stock

2020 At Market Issuance of Common Stock

On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. There were no issuances of common stock under the 2020 At Market agreement during the six months ended June 30, 2022.  During the six months ended June 30, 2021, the Company issued 845,214 shares of common stock under the 2020 At Market Agreement for net proceeds of $3,864,000.

For the six months ended June 30, 2022 and 2021, the Company issued a total of 30,625 and 30,625 shares of common stock, respectively, for dividends on Series A and Series C Preferred Stock.

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
10. Leases

The Company has one operating lease for its office space which was amended effective March 1, 2022 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first six and a half months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the six-month periods ended June 30, 2022 and 2021 was approximately $22,000 for each period and is included in general and administrative expenses. As of June 30, 2022, the right to use lease asset consisted of $101,000 and is included in other assets. Also, at June 30, 2022, current lease liability of $28,000 is included in accrued expenses and long term lease liability was $87,000 and included in other liabilities.

Maturity of operating lease as of June 30, 2022 in thousands:

2022	14
2023	50
2024	51
2025	18
Total	133
Less imputed interest	18
Present value of lease liability	$115

The discount rate used in calculating the present value of the lease payments was 11%.

11. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Cumulatively, the Company has contributed a total of $3,109,000, including $84,000 for the six months ended June 30, 2022, for expenses of the LLC. Since the end of 2014, SBH has contributed $158,000 for expenses in the LLC. As of June 30, 2022, the Company’s ownership percentage in the LLC was 84.8%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

12. Subsequent Event

On July 25, 2022, the Company and Richard E. Uihlein (the “Lender”) entered into a Line of Credit Letter Agreement (the “Credit Agreement”), pursuant to which the Lender shall provide the Company a line of credit of up to $60.00 million (the “Line of Credit”) to finance the Company’s working capital needs. The Company may draw upon the Line of Credit through July 31, 2024.

Each advance made pursuant to the Credit Agreement shall be evidenced by an unsecured, convertible promissory note (individually, a “Promissory Note,” and collectively, the “Promissory Notes”), and bear interest at the Applicable Federal Rate for short term loans (currently 2.84%), plus two (2%) percent. Principal and interest on the Promissory Notes are due on or before January 31, 2026. Only with the consent of the Lender, may the Promissory Notes be prepaid, in whole or in part, at any time without premium or penalty, but with interest on the amount or amounts prepaid.

At the election of Lender, the principal and accrued interest on Promissory Note(s) may be converted into the number of shares of the Company’s Common Stock equal to the amount of principal and accrued interest on such Promissory Note divided by the price equal to the closing price of the Common Stock on the date of such Promissory Note, but in no event less than $3.00 per share.

In connection with the Credit Agreement, the Company agreed to issue the Lender warrants to purchase up to an aggregate of 1,700,000 shares of the Company’s common stock, par value $0.001 per share (collectively, the “Warrants”). Upon execution of the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 500,000 shares of Company’s Common Stock at an exercise price of $5.00 per share, which Warrant is exercisable upon issuance. Further, pursuant to the Credit Agreement, the Company shall issue to the Lender additional Warrants to purchase up to the remaining 1,200,000 shares of the Company’s common stock, ratably, upon borrowings under the Credit Agreement, with exercise prices equal to 150% of the closing price of the Company’s common Stock on the date of the Promissory Note evidencing such draw, but in no event more than $10.00 per share nor less than $3.00 per share.  The Warrants expire on July 31, 2029.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through at least December 31, 2024; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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

Cancer Immunotherapy

Melanoma, Head, Neck Squamous Cell	belapectin	Investigator IND study in process. A Phase 1B study began in Q-1 2016. Early data was
Carcinoma (HNSCC)		reported in February 2017 and additional data were reported in September 2018.
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

The COVID-19 pandemic has delayed and may continue to delay our regulatory and ethics approvals, recruitment of sites, and enrollment of patients for our Phase 2b/3 NAVIGATE trial despite a recent uptick in screening activities. Many investigational centers in the United States and Europe have experienced shut-downs, and while some have loosened or removed restrictions, there may be a risk of experiencing new shut-downs and restrictions. In some countries, shutdown orders have also affected the regulatory process to authorize study starts. Governments and medical facilities have focused their resources for battling the COVID-19 pandemic. For several reasons, the pandemic makes enrolling patients for the NAVIGATE trial more challenging, including because patients eligible for the NAVIGATE trial have liver cirrhosis and, as such, are at a greater health risk of complications from COVID-19. It is also important to consider the safety of our candidate participants first, as cirrhotic patients with portal hypertension are immune compromised. We believe that as we continue to emerge from the COVID-19 pandemic, site recruitment and patient enrollment will accelerate and we have experienced increases in enrollment, particularly in the U.S. However, we have not seen the enrollment in Europe that we anticipated, and conditions there remain uncertain. Consequently, we have activated multiple sites in Latin America. At this time, enrollment completion of the Phase 2b portion of the trial is expected in the fourth quarter of 2022.

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

Results of Operations

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

Research and Development Expense.

	Three Months Ended		Six Months Ended		2022 as Compared to 2021
	June 30,		June 30,		Three Months		Six Months
	2022	2021	2022	2021	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$8,074	$6,450	$16,132	$11,349	$1,624	25%	$4,783	42%

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

Our research and development expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Direct external expenses:
Clinical programs	$6,791	$5,878	$13,660	$10,161
Pre-clinical activities	368	70	727	181
All other research and development expenses	915	502	1,745	1,007
	$8,074	$6,450	$16,132	$11,349

Clinical programs expenses increased primarily due to costs related to our NAVIGATE trial during the three and six months ended June 30, 2022.

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

General and Administrative Expense.

					2022 as Compared to 2021
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months		Six Months
	2022	2021	2022	2021	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,588	$1,743	$3,465	$3,161	$(155)	(9)%	$304	10%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease in general and administrative expenses for the three months ended June 30, 2022 as compared to the same period in 2021 are due to decreases investor relations/business development expense of $212,000. The primary reasons for the increase in general and administrative expenses for the six months ended June 30, 2022 as compared to the same period in 2021 are due to increases in non-cash stock based compensation expense of $446,000 partially offset by decrease in investor relations/business development expense of $187,000.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. At June 30, 2022, the Company had $24,178,000 of unrestricted cash and cash equivalents available to fund future operations.  In July 2022, the Company entered into a $60 million unsecured line of credit financing with its chairman, Richard E. Uihlein (See Note 12).   The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through December 31, 2024. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

Net cash used in operations increased by $3,111,000 to $15,470,000 for the six months ended June 30, 2022, as compared to $12,359,000 for the six months ended June 30, 2021. Cash operating expenses increased principally due to the preparations and expenses related to our NAVIGATE clinical trial with belapectin.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (Inline XBRL):

101.INS	Inline XBRL Instance Document**

Exhibit Number	Description of Document	Note Reference

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document**

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101)**

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2022.

GALECTIN THERAPEUTICS INC.

By:	/s/ Joel Lewis
Name:	Joel Lewis
Title:	Chief Executive Officer and President (principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer (principal financial and accounting officer)