Form 10-K
period 2022-12-31
GALECTIN THERAPEUTICS INC
filed 2023-03-30
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2022 was $59 million.

The number of shares outstanding of the registrant’s common stock as of February 28, 2023 was 59,443,682.

INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

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

In February 2023, we completed randomizations totaling 357 patients in a large, global Phase 2b/3 clinical trial. Our study protocol was filed with the FDA on April 30, 2020, for a seamless adaptively-designed Phase 2b/3 clinical study, the NAVIGATE trial, evaluating the safety and efficacy of our galectin-3 inhibitor, belapectin, for the prevention of esophageal varices in patients with non-alcoholic steatohepatitis (NASH) cirrhosis (Further details are available at www.clinicaltrials.gov under study NCT04365868); this study began enrolling patients in Q2-2020. In September 2020, the Company received a letter from the FDA providing comments, asking questions and providing guidance on various aspects of the ongoing NAVIGATE trial. These comments were addressed, and the study proceeded accordingly.

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

We are also pursuing a development pathway to clinical enhancement and commercialization for our lead compounds in immuno-oncology following our previous successful collaboration with Providence Portland Cancer Center. In 2022, we filed a new IND with FDA for advanced or metastatic head and neck cancer using belapectin in combination with a checkpoint (PD-1) inhibitor and received a Study May Proceed letter. The proposed phase 2 trial commencement is dependent on timing of financing.

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

Index
Our Drug Development Programs

Galectins are a class of proteins that are made by many cells in the body, but predominantly in cells of the immune system. As a group, these proteins are able to bind to sugar molecules that are attached to other proteins, called glycoproteins that are responsible for various functions within the body, most notably inflammation and fibrosis. Galectins, in particular galectin-3,act as a molecular glue, bringing together molecules that have sugars on them. Galectin-3, is known to be markedly increased in a number of significant diseases including inflammatory diseases leading to organs scarring (e.g. liver, lung, kidney, and heart) and cancers. The increase in galectin-3, by creating the so-called galectin-3 fibrosome, promotes the progression of multiple diseases. Published data substantiating the importance of galectin-3 in the fibrotic process arises from gene knockout experiments in animal studies. For instance, mice genetically altered to eliminate the galectin-3 gene, and thus unable to produce galectin-3, do not develop liver fibrosis in response to toxic insult to the liver.

We have one new proprietary chemical entity (NCE) in development, belapectin, which has shown promise in preclinical and clinical studies for the treatment of liver fibrosis, severe skin disease, and cancer (melanoma and head and neck squamous cell carcinoma). Currently, we are focusing on development of belapectin for the treatment of NASH cirrhosis and head and neck cancer. Belapectin is a proprietary, patented compound derived from natural, plant-based, starting materials, which following chemical processing, exhibits the properties of binding to and inhibiting galectin-3.

Our product pipeline is shown below:

Indication Prevention of esophageal varices in NASH cirrhosis	Drug	Status

Phase 1 interaction trial: NASH-CX trial and NASH-FX trial	belapectin
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

NASH NAVIGATE
Following FDA feedback, the NAVIGATE trial is an adaptive Phase 2b/3 trial for the prevention of esophageal varices in NASH patients with compensated cirrhosis and clinical signs of portal hypertension. A Phase 2b interim efficacy analysis will be incorporated to confirm previous Phase 2 data, select an optimal dose and reaffirm the risk/benefit of belapectin. The Phase 3 end of study analysis will evaluate the development of esophageal varices as the same primary outcome of efficacy and a composite clinical endpoint including progression to varices requiring treatment as a key secondary outcome of efficacy ( www.clinicaltrials.gov NCT04365868). The final patient was randomized in February 2023.

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
Investigator IND study was completed. A Phase 1B study began in Q-1 2016. Early data  was reported in February 2017 and additional data were reported in September 2018. Data from an extension trial was reported in July 2021 for additional melanoma and HNSCC patients which provided a rational basis for additional trials which the Company is exploring.   In the third quarter of 2022, the Company announced its IND application for belapectin in combination with a checkpoint inhibitor for the treatment of HNSCC was filed and a Study May Proceed letter was received from FDA.   The Company is reviewing options for financing this trial which will determine when such trial could commence.

Index
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

The COVID-19 pandemic has delayed and may continue to delay our regulatory and ethics approvals, recruitment of sites, and enrollment of patients for our Phase 2b/3 NAVIGATE trial despite a recent uptick in screening activities. Many investigational centers in the United States and Europe have experienced shut-downs, and while some have loosened or removed restrictions, there may be a risk of experiencing new shut-downs and restrictions. In some countries, shutdown orders have also affected the regulatory process to authorize study starts. Governments and medical facilities focused their resources for battling the COVID-19 pandemic. For several reasons, the pandemic made enrolling patients for the NAVIGATE trial more challenging, including because patients eligible for the NAVIGATE trial have liver cirrhosis and, as such, are at a greater health risk of complications from COVID-19. It is also important to consider the safety of our candidate participants first, as cirrhotic patients with portal hypertension are immune compromised. As we emerged from the COVID-19 pandemic, site recruitment and patient enrollment accelerated and we experienced increases in enrollment, particularly in the United States.  However, we did not see the enrollment in Europe that we anticipated, and conditions there remain uncertain. Consequently, we activated multiple sites in Latin America.  The final patient was randomized in February 2023, and we expect topline results from the IA in Fall of 2024.

We have activated more than 150 clinical trial sites in 14 countries for the NAVIGATE trial.

Further details on the NAVIGATE trial can be found on www.clinicaltrials.gov under study NCT04365868 and on our NAVIGATE website (navigatenash.com).

Index
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

The phase IB study in combination with Yervoy was rapidly discontinued after the first patients were recruited because of the availability of new treatment in the selected population.

Promising results were reported in the Phase 1b trial combining belapectin with pembrolizumab (KEYTRUDA®). When aggregated cohorts are combined, in advanced melanoma, a 50% objective response rate with belapectin in combination with KEYTRUDA, was documented. In addition, a 33% response rate was documented in patients with head and neck cancer The results have been published in 2021 in a highly rated peer reviewed journal (Curti et al. Journal of Immunotherapy of cancer 2021;9:e002371). There was also a suggestion that the combination of belapectin with pembrolizumab could decrease the auto-immune side-effect induced by pembrolizumab. These side-effects, which are directly linked to the mechanism of action of pembrolizumab, can be poorly tolerated and even severe enough to lead to treatment interruption, even if the effect on the cancer was encouraging. This is, a very frustrating situation for patients who have to discontinue an active treatment but have no other options available to them. We believe these data, taken together with the observed favorable safety and tolerability of the combination, provide a rationale to move the belapectin program in oncology forward.

Late in 2021, we engaged three noted physicians – Dr. Chetan Bettegowda, from Johns Hopkins, and Dr. Nishant Agrawal and Dr. Ari Rosenberg, both from University of Chicago Medical Center – as consultants to help define the path forward in oncology. In consultation with our oncology experts, we have now selected the treatment of recurrent or metastatic head and neck cancer as the lead indication to pursue for belapectin in combination with an immune checkpoint inhibitor. The decision is notably based on the lack of available treatments for these patients, the limited number of therapies in development, and the resulting very high medical need. We filed an IND with FDA and are planning a phase 2 trial to be filed with the FDA oncology division.

Patents and Proprietary Rights

Our development and commercial viability, and ultimately our competitiveness, depend on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contract restrictions to protect the proprietary aspects of our technologies. We seek to protect our intellectual property by requiring employees, consultants, and any third parties with access to our proprietary information to execute confidentiality agreements and by restricting access to that information.

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

Index
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

As of December 31, 2022, Galectin Therapeutics Inc. held 20 granted U.S. patents, 100 foreign granted, 5 foreign patent applications pending, and 1 U.S. patent applications pending. Many of our patents and patent applications cover composition of matter for complex carbohydrate drugs and/or methods of use for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent or for use in treatment of fibrosis. The scheduled expiration dates of our many of our United States patents span out to 2034 before considering any potential extensions. We have corresponding patent applications pending in various territories where we see potential for commercial interest. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to Our Intellectual Property”. Our competitive position, in part, is contingent upon protection of our intellectual property. Galectin Sciences LLC has 3 granted U.S. patents, 11 granted international patents, 2 US patent application pending, and 21 foreign applications pending.

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

During the years ended December 31, 2022 and 2021, our expenditures for research and development were $31.7 million and $23.8 million, respectively. We expense all research and development costs as they are incurred.

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

Index
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

Human Capital Resources

As of February 28, 2023, we currently have twelve full-time employees, nine of whom are involved primarily in management of our pre-clinical research and development and clinical trials and three who were involved primarily in management and administration of our Company. We also utilize several contractors and consultants who provide product development, manufacture, analytical testing, clinical trial expertise, and clinical trial support.

Index
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

We have incurred net losses in each year of operation since our inception in July 2000 and have no revenues. Our accumulated deficit as of December 31, 2022 was $310 million. We had $18.6 million of unrestricted cash as of December 31, 2022 and $50 million available under a line of credit provided by our chairman, Richard E. Uihlein.. The Company believes there is sufficient cash to fund currently planned operations at least through December 31, 2024. We will require more cash to fund our operations after December 31, 2024 and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

We may raise capital through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources. Additional funding may not be available on favorable terms or at all. Though his investments in the Company, Mr. Uihlein has been a critical source of funding via equity and debt financings. There is no assurance as to the level of future investments to be made in the Company by Mr. Uihlein. If adequate funds are not otherwise available, we may need to significantly curtail operations. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, products and/or potential markets. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, our equity holders may experience dilution of their proportionate ownership of the Company.

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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

Our articles of incorporation authorize the issuance of capital stock including 20,000,000 authorized undesignated shares (all have been designated as of December 31, 2022), and empowers our board of directors to prescribe, by resolution and without stockholder approval, a class or series of undesignated shares, including the number of shares in the class or series and the voting powers, designations, rights, preferences, restrictions and the relative rights in each such class or series. Accordingly, in the event that additional undesignated shares are authorized under our charter documents, our board of directors may designate and issue additional shares or series of preferred stock that would rank senior to the shares of common stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution

Nevada law and our charter documents could make it more difficult for a third party to acquire us and discourage a takeover, which could depress the trading price of our common stock.

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

Index
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

A significant percentage of our outstanding stock is held by a limited number of investors, including Richard E. Uihlein. Mr. Uihlein, the chairman of our board of directors, who beneficially owns approximately 13.5% of our outstanding common stock as of February 28, 2023 (which does not include any shares issuable upon exercise of options and warrants) and the 10X Fund, LP , which now owns 10.4% of the issued and outstanding shares of common stock of the Company as of February 28, 2023 (which does not include any shares issuable upon exercise of options and warrants). Mr. Uihlein is also an investor in the 10X Fund as a limited partner but is not deemed to be a beneficial owner of, or have a reportable interest in, any shares owned by 10X Fund. As a result of their ownership of shares of common stock, Mr. Uihlein and 10X Fund have and will have significant influence over corporate actions requiring stockholder approval, including the following actions:

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

Index
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

Holders of Common Stock

As of February 28, 2023, there were 134 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

Index
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

Results of Operations from the Years Ended December 31, 2022 and 2021

Research and Development Expense

	Year ended December 31,		2022 as Compared to 2021
	2022	2021	$Change	% Change
	(in thousands, except %)
Research and development	$31,737	$23,818	$7,919	33%

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

Our research and development expenses were as follows:

	Year Ended December 31,
	2022	2021
Direct external expenses:	(in thousands)

Clinical programs	$26,748	$20,830
Pre-clinical activities	1,262	562
Other research and development expenses:
Payroll and other including stock-based compensation	3,727	2,426
	$31,737	$23,818

Index
Clinical programs expenses increased in the year ended December 31, 2022 over the year ended December 31, 2021 primarily due to costs related to our the NAVIGATE clinical trial activities and preparations and some preclinical activities incurred in support of the planned clinical program such as development and reproductive toxicity studies, clinical supplies and other supportive activities.  Payroll and other costs increased primarily due to additional employees being hired in research and development.

General and Administrative Expense

	Year ended December 31,		2022 as Compared to 2021
	2022	2021	$ Change	% Change
	(in thousands, except %)
General and administrative	$6,615	$6,361	$254	4%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase for the year ended December 31, 2022, as compared to the same period for 2021 are due to an increase in non-cash stock-based compensation of $399,000 partially offset by decreases in legal fees and insurance expense of $146,000 and $131,000, respectively.

Other Income and Expense

During the year ended December 31, 2022, other income and expense consisted of $52,000 of interest income offset by interest expense and amortization of debt discounts on convertible notes payable and convertible line of credit of $1,033,000.

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

Our research and development expenses were as follows:

	Year Ended December 31,
	2021	2020
Direct external expenses:	(in thousands)

Clinical programs	$20,830	$14,229
Pre-clinical activities	562	532
Other research and development expenses:
Payroll and other including stock-based compensation	2,426	3,215
	$23,818	$17,976

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

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2022, we raised a net total of $244.5 million from these offerings. At December 31, 2022, the Company had $18.6 million of unrestricted cash and cash equivalents in addition to $50 million available under a line of credit provided by our chairman available to fund future operations. The Company believes there is sufficient cash to fund currently planned operations at least through December 31, 2024. We will require more cash to fund our operations after December 31, 2024 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

2022 compared to 2021

Net cash used in operations increased by $6,748,000 to $31,056,000 for 2022, as compared to $24,308,000 for 2021. Cash operating expenses increased principally due to increased research and development activities primarily related to our NAVIGATE clinical trial and associated activities.

There were no equipment purchases or other investing activities in 2022 or 2021.

Net cash provided by financing activities was $10,000,000 during 2022 as compared to $36,814,000 during 2021, due primarily to the transactions described below.

In 2022, we received $10,000,000 in proceeds under a convertible line of credit provided by our chairman.  In 2021, we received proceeds of $30,000,000 from three related-party convertible notes payable, $2,950,000 from the exercise of common stock warrants and $3,864,000 in net proceeds from issuance of common shares under our ATM.

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

Index
Operating leases

Effective February 28, 2022, the Company entered into an amendment to its operating lease for office space in Norcross, GA for a term of thirty-eight months, beginning on March 1, 2022 and ending April 30, 2025 at an average rate of approximately $4,250 per month. The amended lease provided for free rent for the first six months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building.

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

Due to the nature of our operations, assets and debt, we are not exposed to any significant market risks at December 31, 2022 and 2021.

Index
Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Our management has concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO 2013 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting. Management conducted an evaluation of internal controls based on the COSO 2013 framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

(c) Changes in Internal Control Over Financial Reporting

Except as follows, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  During the course of preparing and reviewing the Company’s interim financial statements for the period ended September 30, 2022, we identified a computational error in an accrual relating to research and development costs. This error was corrected in the financial statements as of and for the period ended September 30, 2022. We determined that this deficiency constitutes a "material weakness" in our internal control over financial reporting. We have advised our audit committee of this deficiency in our internal control over financial reporting, and the fact that this deficiency constitutes a "material weakness." A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. We performed additional procedures during the fourth quarter of 2022 to remediate this material weakness. Specifically, we have implemented additional reviews of research and development accruals and have enhanced documentation of processes. Management believes that these efforts have effectively remediated the material weakness.

Index
Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Each of our directors is elected annually and holds office until his or her successor has been elected and qualified or until the earlier of his or her death, resignation or removal. Our board of directors currently consists of eleven members, all of whom were elected at our 2022 Annual Meeting of Stockholders.

The following table sets for the certain biographical information about our directors as of February 28, 2023, and the qualifications, experiences and skills considered in determining that each such person should serve as a director.

Name	Age	Director Since
Gilbert F. Amelio, Ph.D. (2)(3)	79	2009
James C. Czirr	69	2009
Kary Eldred (1)	48	2018
Kevin D. Freeman (1)(2)(3)	61	2011
Joel Lewis	53	2017
Gilbert S. Omenn, M.D., Ph.D. (2)	81	2014
Marc Rubin, M.D. (3)	68	2011
Elissa J. Schwartz, Ph.D. (3)	52	2020
Harold H. Shlevin, Ph.D.	73	2019
Richard E. Uihlein, Chairman	77	2017
Richard A. Zordani (1)	50	2020

(1)	Member of audit committee
(2)	Member of compensation committee
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

Index
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

Index
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

Clawback Policy

At this time, the Company has not adopted a policy regarding the recovery by the Company of certain incentive-based compensation awarded to current and former executives in the event of a accounting errors.  In February 2023, the Nasdaq Stock Market released a proposed version of a clawback rule that would require listed companies to have a clawback policy.  Upon the SEC’s approval of such rule, the Company intends to adopt a clawback policy in compliance with Nasdaq listing requirements.

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

Index
EXECUTIVE OFFICERS

Joel Lewis, see above under directors.

Pol F. Boudes, M.D., age 65, became the Company’s Chief Medical Officer on March 2, 2020. Prior to joining the Company, Dr. Boudes served as the Chief Medical Officer of CymaBay Therapeutics from March 2014 through October 2019, where he worked on CymaBay’s proprietary NASH compound and was instrumental in inventing and launching programs in rare liver diseases. Prior to his time at CymaBay, Dr. Boudes served as the Chief Medical Officer of Amicus Therapeutics, a company focusing on rare lysosomal storage disorders. Following this experience, Dr. Boudes became a Board member of Protalix BioTherapeutics, a company developing plant cell expressed recombinant proteins with improved therapeutic profiles, notably for lysosomal disorders. Before his time working as a Chief Medical Officer, Dr. Boudes held positions of increased responsibilities in clinical development at Bayer HealthCare Pharmaceuticals, Wyeth Research, Hoffman-La Roche and Pasteur Merieux.

Jack W. Callicutt, age 55, became our Chief Financial Officer on July 1, 2013. From August 2011 through June 2012, Mr. Callicutt was the Chief Financial Officer of REACH Health, Inc., a telemedicine technology company headquartered in Alpharetta, GA. From April 2010 through August 2012, Mr. Callicutt was the Chief Financial Officer of Vystar Corporation, a publicly traded company that holds proprietary technology to remove antigenic proteins from natural rubber latex. Prior to that Mr. Callicutt was Chief Financial Officer of IVOX, Inc., Tikvah Therapeutics and Corautus Genetics, a publicly traded biotechnology company which was developing gene therapy for treatment of cardiovascular disease. Mr. Callicutt previously spent more than fourteen years in public accounting, most recently as a senior manager at Deloitte, where he specialized in technology companies from 1989 to 2003. Mr. Callicutt is a Certified Public Accountant and graduated with honors from Delta State University with a B.B.A. in accounting and computer information systems.

None of the directors, executive officers and significant employees share any familial relationship.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes of ownership of such securities with the SEC. All reports were timely filed during the fiscal year ended December 31, 2022, except as set forth below.

Delinquent Section 16(a) Reports

One of our directors, James C. Czirr, and one of our 10% shareholders, 10X Fund, L.P. did not timely file two change on ownership reports on Form 4, resulting in the untimely disclosure of two transactions.

Item 11.	Executive Compensation

COMPENSATION PHILOSOPHY DISCUSSION

The Compensation Committee is responsible for creating and reviewing the compensation of the Company’s executive officers, as well as overseeing the Company’s compensation and benefit plans and policies and administering the Company’s equity incentive plans. The following Compensation Philosophy Discussion (“Compensation Discussion”) describes our 2022 executive compensation program and explains the Company’s compensation philosophy, policies, and practices, focusing primarily on the compensation of our named executive officers, or NEOs. This Compensation Discussion is intended to be read in conjunction with the tables that follow, which provide detailed historical compensation information for our following NEOs:

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

Index
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

At our last “Say-on-Pay vote” held at our 2022 annual meeting of stockholders approximately 90% of votes cast were in favor of the compensation of our NEOs, as disclosed in the proxy materials for the 2022 annual meeting. At our 2019 annual meeting, the holders of approximately 78% of our outstanding common stock voting on the matter voted in favor of holding the tockholder advisory vote every three years. As a result of such vote, our Board decided to hold the “Say-on-Pay” advisory vote every three years. Accordingly, the Company’s next “Say-on-Pay” advisory vote on the compensation of our NEOs will be held at our 2025 annual meeting of stockholders.

In 2014 and 2015, the Compensation Committee undertook a review of our compensation policies and practices and retained the compensation consulting firm of Barney & Barney LLC to provide compensation information and analysis with respect to the life science and healthcare industry and with respect to our peer companies within the industry. Barney & Barney LLC reviewed information from industry and other sources, surveys and databases, including publicly-available compensation information of other companies with which we compete, to gauge the competitiveness of our compensation programs. Barney & Barney LLC then reported its findings to the Compensation Committee, with recommendations to bring the Company’s executive compensation closer to the 50th percentile of the total compensation of our competitor companies. These findings continued to inform the Compensation Committee’s decisions on compensation in subsequent years, including 2022.

The Compensation Committee may use a compensation consultant in 2023 and will take into account publicly-available data relating to the compensation practices and policies of other companies within and outside our industry. The Compensation Committee intends to benchmark its executive compensation program to target at least the 50th percentile of the total compensation programs of our competitor companies; however, adjusted as deemed to be in the best interest of the Company to assure retention of key employees during the NAVIGATE trial.

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

Name	2022 Base Salary		2021 Base Salary
Joel Lewis	$525,000	(1)	$500,000	(1)
Pol F. Boudes, M.D..	$475,000		$455,000
Jack W. Callicutt	$320,000		$302,100

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

In prior years, performance bonuses were awarded based on the Company’s Employee Short-Term and Long-Term Incentive Program (the “Program”), which was adopted for executives and employees of the Company. The Program is a performance-based program and was adopted in recognition of the importance of aligning executive and employee interests with that of our stockholders. Our Program is designed to reward the efforts of our executives and employees and to be competitive in attracting and retaining them. There are two elements of the Program: (1) a short-term incentive in the form of cash bonuses and (2) a long-term incentive in the form of stock option grants. The cash bonus incentive is targeted to be up to 30% to 50% of the NEO’s base salary as of the end of the applicable year. Half of each NEO’s annual performance bonus is based upon achievement of the Company’s documented performance objectives for the year and the other half is based upon achievement of individual performance objectives set for the year. The 2022 performance bonuses were paid in February 2023.

Name	Performance Bonus Amount		Awarded Amount As % of Base Salary
Joel Lewis	$262,500	(1)	50%
Pol F. Boudes, M.D.	$142,500		30%
Jack W. Callicutt	$96,000		30%

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

On January 24, 2022, the NEOs were awarded the options noted below based on 2021 performance. For the performance options, 25% vest on each of June 30, 2022, December 31, 2022, June 30, 2023, and December 31, 2023. The exercise price of the options is set at the closing price of our stock as of the grant date.

Name	Grant Date	Number of Securities Underlying Options	Exercise Price
Joel Lewis	1/24/2022	70,000	$1.98
Pol Boudes, M.D.	1/24/2022	50,000	$1.98
Jack W. Callicutt	1/24/2022	50,000	$1.98

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

On July 25, 2022, we entered into amendments to the Employment Agreement and DSU Agreement with Mr. Lewis.   Pursuant to the amendments, Mr. Lewis’ base salary earned in 2023 will be paid 20% in cash and 80% in DSUs.   Additionally, the term of the Employment Agreement was extended until December 31, 2024.  Unless either party gives written notice of non-renewal at least 60 days prior to December 31, 2024, the amended employment agreement will automatically renew for an additional twelve months.   Also, if either Mr. Lewis terminates his employment for Good Reason (ii) the Company terminates Mr. Lewis’s employment without Cause, or if this Employment Agreement expires as a result of the Company giving written notice of non-renewal, then the Company shall pay to Mr. Lewis (1) any accrued benefits, (2) a lump sum amount equal to twelve (12) months of Mr. Lewis’s base salary payable within thirty (30) days after the date of such termination, and (3) the performance bonus, if any, for the year in which termination occurs, based on actual individual and Company performance results and multiplied by a fraction, (A) the numerator of which shall be the number of days elapsed from the beginning of the fiscal year in which such termination occurs and (B) the denominator of which shall be 365; provided, however, that the portion of the performance bonus payable in the form of DSUs, will be paid in accordance with the terms of the DSU Award Agreements. Notwithstanding the foregoing, the payments described in clauses above are expressly conditioned upon Mr. Lewis executing returning a full release of the Company and its affiliates and from all obligations and any usual and customary indemnification obligations of the Company to Mr. Lewis as an officer thereof.

Index
Pursuant to the DSU Agreement, 80% of Mr. Lewis’ base salary under the Employment Agreement shall be payable in DSUs, which DSUs credited to Mr. Lewis as of any date shall be fully vested and nonforfeitable at all times. Pursuant to an amendment to the DSU Agreement in July 2022, the Company shall issue the shares underlying the outstanding whole number of DSUs credited to Mr. Lewis as follows: twenty five percent shall be issued on March 1, 2023, twenty five percent shall be issued on September 1, 2028 and fifty percent shall be issued on March 1, 2024.

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

Index
SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to our NEOs for the fiscal years ended December 31, 2022 and 2021.

		Salary	Bonus	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($) (1)	($)	($)
Joel Lewis, Chief Executive Officer & President	2022(2)	522,917	262,500	103,517	85,247(3)	974,181
	2021(2)	500,000	250,000	329,177	88,444(4)	1,167,621
Pol F. Boudes, M.D., Chief Medical Officer	2022(5)	473,333	142,500	73,940	104,804(6)	794,577
	2021(5)	452,583	136,500	235,126	99,474(7)	923,683
Jack W. Callicutt,	2022(8)	318,508	96,000	73,940	78,116(9)	566,564
Chief Financial Officer	2021(8)	302,100	90,630	235,126	78,062(10)	705,918

(1)
Represents the aggregate grant date fair value of option awards made during 2022 and 2021 computed in accordance with the Stock Compensation Topic of the FASB ASC, as modified of supplemented. Fair value was calculated using the Black-Scholes options pricing model. For a description of the assumptions used to determine these amounts, see Note 9 of the Notes to the Consolidated Financial Statements in our Annual Reports on Form 10-K (or Form 10-K/A, as applicable) for the fiscal years ended December 31, 2022 and 2021.

(2)
Mr. Lewis’s performance bonuses for 2022 and 2021 were approved in January 2022 and January 2023, respectively. Pursuant to his employment agreement 20% of his salary and bonus are paid in cash and 80% are awarded in deferred stock units.

(3)	Includes $73,047 for health and other insurance and $12,200 for 401(k) plan contributions.
(4)	Includes $76,844 for health and other insurance and $11,600 for 401(k) plan contributions.
(5)	Dr. Boudes’ performance bonuses for 2022 and 2021 were approved in January 2022 and January 2023, respectively.
(6)	Includes $92,604 for health and other insurance and $11,200 for 401(k) plan contributions.
(7)	Includes $87,874 for health and other insurance and $11,600 for 401(k) plan contributions.
(8)	Mr. Callicutt’s performance bonuses for 2022 and 2021 were approved in January 2022 and January 2023, respectively.
(9)	Includes $65,916 for health and other insurance and $12,200 for 401(k) plan contributions.
(10)	Includes $66,462 for health and other insurance and $11,600 for 401(k) plan contributions.

Index
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2022

The following table sets forth information regarding all outstanding equity awards held by the NEOs at December 31, 2022. The exercise price of the options is set at the closing price of our stock at the date prior to or as of the date of grant. Outstanding options have been approved by our Compensation Committee and our Board.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joel Lewis	54,250(1)	—		2.39	12/14/2027	—	—	—	—
	35,000(2)	—		4.72	01/16/2029
	40,000(3)	—		2.86	01/09/2030
	187,500(4)	62,500(4)		2.65	08/31/2030
	52,500(5)	17,500(5)		2.11	03/25/2031
	—	140,000(6)		2.11	03/25/2031
	35,000(7)	35,000(7)		1.98	01/24/2032
Pol F. Boudes, M.D.	120,000(8)	180,000(8)		1.75	03/12/2030	—	—	—	—
	37,500(5)	12,500(5)		2.11	03/25/2031
	—	100,000(6)		2.11	03/25/2031
	25,000(7)	25,000(7)		1.98	01/24/2032
Jack W. Callicutt	26,000(9)	—		13.38	01/21/2024	—	—	—	—
	8,706(10)	—		1.37	01/20/2026
	90,000(11)	—		5.87	01/15/2028
	90,000(12)	—		4.16	05/22/2028
	50,000(13)	—		4.72	01/16/2029
	50,000(14)	—		2.86	01/09/2030
	37,500(5)	12,500(5)		2.11	03/25/2031
	—	100,000(6)		2.11	03/25/2031
	25,000(7)	25,000(7)		1.98	01/24/2032

(1)	100% of the options vested in full on December 14, 2018.
(2)	100% of the options vested in full on January 16, 2020.
(3)	100% of the options vested in full on December 31, 2020.
(4)	One-twelfth of the total options vest quarterly from August 31, 2020, which was the grant date.
(5)	25% of the options vested on September 30, 2021, 25% vested on March 31, 2022, 25% vested on September 30, 2022, 25% vest on March 31, 2023.
(6)	100% of the options vest when the Company has received the interim results of the NAVIGATE clinical trial and makes a public announcement that it has received the interim results.
(7)	25% of the options vested on June 30, 2022, 25% vested on December 31, 2022, 25% vest on June 30, 2023, 25% vest on December 31, 2023.
(8)	20% of the options vest on each of March 2, 2021, March 2, 2022, and March 2023 and 40% of the options vest on March 2, 2024.
(9)	25% of the options vested on January 21, 2014, the grant date with the remainder vested ratably on a monthly basis over a three-year period.
(10)	25% of the options vested on January 29, 2015, the grant date with the remainder vested ratably on a monthly basis over a three-year period.
(11)	25% of the options vested on January 15, 2018 (grant date), 25% vested on June 30, 2018, and 50% vested on December 31, 2018.
(12)	25% of the options vested on June 30, 2018, 25% vested on September 30, 2018, and 50% vested on December 31, 2018.
(13)	25% of the options vested on June 30, 2019, 25% vested on December 31, 2019, 25% vested on June 30, 2020, and 25% vested on December 31, 2020.
(14)	25% of the options vested on June 30, 2020, 25% vested on December 31, 2020, 25% vested on June 30, 2021, and 25% vested on December 31, 2021.

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

Index
Potential Payments Upon Termination or Change-in-Control

Joel Lewis:

If either Mr. Lewis terminates his employment for Good Reason (ii) the Company terminates Mr. Lewis’s employment without Cause, or if this Employment Agreement expires as a result of the Company giving written notice of non-renewal, then the Company shall pay to Mr. Lewis (1) any accrued benefits, (2) a lump sum amount equal to twelve (12) months of Mr. Lewis’s base salary payable within thirty (30) days after the date of such termination, and (3) the performance bonus, if any, for the year in which termination occurs, based on actual individual and Company performance results and multiplied by a fraction, (A) the numerator of which shall be the number of days elapsed from the beginning of the fiscal year in which such termination occurs and (B) the denominator of which shall be 365; provided, however, that the portion of the performance bonus payable in the form of DSUs, will be paid in accordance with the terms of the DSU Award Agreements. Notwithstanding the foregoing, the payments described in clauses above are expressly conditioned upon Mr. Lewis executing returning a full release of the Company and its affiliates and from all obligations and any usual and customary indemnification obligations of the Company to Mr. Lewis as an officer thereof.

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

Index
DIRECTOR COMPENSATION

The following table details the total compensation earned by our non-employee directors during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Gilbert F. Amelio, Ph.D.	50,500	—	58,934	—	—	109,434
James C. Czirr	35,000	—	58,934	—	—	93,934
Kary Eldred	42,500	—	58,934	—	—	101,434
Kevin D. Freeman	51,000	—	58,934	—	—	109,934
Gilbert S. Omenn, M.D., Ph.D.	45,000	—	58,934	—	—	109,934
Marc Rubin, M.D.	38,500	—	58,934	—	—	97,434
Elissa J. Schwartz, Ph.D.	38,500	—	58,934	—	—	97,434
Harold H. Shlevin, Ph.D.	35,000	—	58,934	—	—	114,200
Richard Uihlein	—	35,000	58,934	—	—	93,394
Richard A. Zordani	50,000	—	58,934	—	—	108,934

(1)	Mr. Uihlein elected to receive restricted stock in lieu of cash retainer for their service. The restricted shares vested in full on December 31, 2022.
(2)
Represents the grant date fair value of option awards based upon the Black Scholes valuation model made in 2022. The option grants were made on January 24, 2022. Each non-employee director received one grant of 40,000 options which will vest in full on December 31, 2022. For a description of the assumptions used to determine these amounts, see Note 9 to the Notes to the Consolidated Financial Statements herein our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

(3)	Excludes travel expense reimbursements.

Name	Number of Shares Subject to Option Awards Held as of December 31, 2022
Gilbert F. Amelio, Ph.D.	225,000
James C. Czirr	405,125
Kary Eldred	251,875
Kevin D. Freeman	329,839
Gilbert S. Omenn, M.D., Ph.D.	328,750
Marc Rubin, M.D.	254,565
Elissa J. Schwartz, Ph.D.	150,000
Harold H. Shlevin, Ph.D.	543,000
Richard Uihlein	216,362
Richard A. Zordani	150,000
TOTAL	2,854,516

For a more detailed description of the assumptions used for purposes of determining grant date fair value, see Note 9 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included herein the Form 10-K for the 2022 fiscal year.

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

The following table sets forth, as of February 28, 2023, certain information concerning the beneficial ownership of our common stock and Series A Preferred Stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. The table also sets forth, in its final column, the combined voting power of the voting securities on all matters presented to the stockholders for their approval at the Annual Meeting, except for such separate class votes as are required by law.

Index
The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after February 28, 2023 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock (3)	Shares of Series A Preferred Stock Beneficially Owned	Percent of Series A Preferred Stock (4)
5% Stockholders
James C. Czirr	13,026,601(5)	19.9%	100,000	7.9%
10X Fund, L.P. (8)	11,901,193(6)	18.3%	—	—
David Smith (9)	—	—	175,000	13.9%
Early Equities LLC (9)	—	—	100,000(7)	7.9%
Richard E. Uihlein (11)	20,684,300(12)	28.7%	—	—
Directors and Named Executive Officers
James C. Czirr	13,026,601(5)	19.9%	100,000	7.9%
Gilbert F. Amelio, Ph.D.	215,614	*	—	—
Kevin Freeman	996,625(10)	1.6%	—	—
Joel Lewis	1,342,623	2.2%	—	—
Gilbert S. Omenn, M.D., Ph.D.	340,990	*	50,000	3.8%
Marc Rubin, M.D.	198,146	*	—	—
Richard E. Uihlein	20,684,300(12)	24.4%	—	—
Richard A. Zordani	110,353	*	—	—
Elissa J. Schwartz, Ph.D.	81,000	*	—	—
Kary Eldred	993,875(13)	1.7%	—	—
Harold H. Shlevin, Ph.D.	481,706	*	—	—
Pol F. Boudes	255,000	*	—	—
Jack W. Callicutt	397,905	*	—	—
All executive officers and directors as a group (13 persons)	39,124,738(14)	48.1%	150,000	11.7%

* Less than 1%.
(1)	Except as otherwise indicated, the address for each named person is c/o Galectin Therapeutics Inc., 4960 Peachtree Industrial Blvd., Suite 240, Norcross, GA 30071.
(2)
Includes the following number of shares of our common stock issuable upon exercise of outstanding stock options granted to our named executive officers and directors that are exercisable within 60 days after February 28, 2023.

Directors, Nominees and Named Executive Officers	Options Exercisable Within 60 Days
James C. Czirr	335,125
Gilbert F. Amelio, Ph.D.	155,000
Marc Rubin, M.D.	184,565
Gilbert S. Omenn, M.D., Ph.D	258,750
Kevin Freeman	259,839
Kary Eldred	181,875
Joel Lewis	442,583
Richard E. Uihlein.	146,362
Harold Shlevin, Ph.D.	473,000
Richard A. Zordani	80,000
Elissa J. Schwartz, Ph.D.	80,000
Pol F. Boudes, M.D.	255,000
Jack Callicutt	389,706
All executive officers and directors as a group	3,241,805

(3)
For each named person and group included in this table, percentage ownership of our common stock is calculated by dividing the number of shares of our common stock beneficially owned by such person or group by the sum of (i) 59,443,682 shares of our common stock outstanding as of February 28, 2023 and (ii) the number of shares of our common stock that such person has the right to acquire within 60 days after February 28, 2023.

(4)	Based on 1,260,000 shares of Series A preferred stock outstanding as of February 28, 2023.
(5)
Includes (i) 6,178,940 shares of common shares, and (ii) 5,732,253 common shares issuable upon exercise of warrants as to which Mr. Czirr, in his capacity as a managing member of 10X Capital Management Fund, LLC, a Florida limited liability company and general partner of 10X Fund (referred to herein as 10X Management) has shared voting and investment power, and disclaims beneficial ownership, also includes 773,616 shares of common stock owned directly by Mr. Czirr, 335,125 shares issuable upon the exercise of vested stock options owned by Mr. Czirr, and 16,667 shares of our common stock issuable upon conversion of Series A preferred stock owned by Mr. Czirr.

(6)	Includes (i) 6,178,940 shares of common shares, and (ii) 5,732,253 common shares issuable upon exercise of warrants.
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
(10)
Includes 546,885 shares of the Company’s common stock managed by Cross Consulting and Services, LLC, a Texas limited liability company, d/b/a Freeman Global Investment Counsel. Mr. Freeman, in his capacity as CEO of Freeman Global Investment Counsel, has voting and investment control over, but disclaims beneficial ownership of, these shares.

(11)	Contact: c/o Uline Corporation, 12575 Uline Drive, Pleasant Prairie, WI 53158
(12)
Includes (i) 8,027,001 shares of common stock, (ii) 3,136,384 common shares issuable upon the exercise of common stock purchase warrants, (iii) 146,362 common shares issuable upon the exercise of common stock options, (iv) 83,334 common shares issuable upon conversion of Series C preferred non-voting stock, (iv) 5,915,409 common shares issuable upon conversion of convertible notes payable and (v) 3,375,810 common shares issuable upon conversion of convertible line of credit..

(13)
Includes 47,215 shares of common stock, 16,869 common stock purchase warrants, and 181,875 common stock options personally owned by Mr. Eldred and 431,527 shares of common stock and 311,964 common stock purchase warrants owned by two private foundations over which Mr. Eldred shares management control, and 4,425 shares of Common Stock held in a trust for a minor child; however, Mr. Eldred disclaims beneficial ownership of the shares and warrants owned by such private foundations and trust.

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

Index
EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2022, about the securities issued, or authorized for future issuance, under our equity compensation plans, consisting of our 2001 Stock Incentive Plan, our 2003 Non-Employee Director Stock Incentive Plan, our 2009 Incentive Compensation Plan and our 2019 Omnibus Equity Incentive Plan at December 31, 2022.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,745,561	$2.90	1,966,279

Item 13.	Certain Relationships, Related Transactions and Director Independence

Certain Relationships and Related Transactions

Except as set forth below, since the beginning of fiscal year 2022, we did not participate in any transactions in which any of the Company’s executive officers, any beneficial owner of more than 5% of our common stock, nor any of their immediate family members, had a direct or indirect material interest.

Our Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, conduct an appropriate review of, and be responsible for the oversight of, all related party transactions on an ongoing basis. Except as set forth below, there were no related party transactions during the fiscal year ended December 31, 2022.

The Company entered into an unsecured convertible line of credit totaling $60 million convertible notes payable with Richard E. Uihlein, a director and shareholder, pursuant to an agreement in July 2022. Additional details of the convertible line of credit are included in Footnote 10 to the financial statements in this Form 10-K.

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

Index
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

Item 14.	Principal Accountant Fees and Services

The Board of Directors has appointed Cherry Bekaert LLP as our independent auditors for the fiscal year ending December 31, 2022.

FEES PAID TO CHERRY BEKAERT LLP

	Fiscal Year 2022	Fiscal Year 2021
Audit Fees (1)	$155,000	$143,000
Audit-Related Fees (2)	15,000	8,500
Tax Fees	27,875	33,275
All Other Fees	—	—
Total Fees	$197,875	$184,775

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements dated December 31, 2022 and 2021 included in our Annual Reports on Form 10-K for fiscal years then ended, and review of financial statements included in our Quarterly Reports on Form 10-Q for each fiscal quarter during the 2022 and 2021 fiscal years.

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

3.7*	Amendment to the Articles of Incorporation of Galectin Therapeutics Inc.

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

4.2	Form of Common Stock Purchase Warrant issued to Richard E. Uihlein (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 19, 2017.)

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

4.5	Form of Amended and Restated Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

Index
Exhibit Number	Description of Document

4.6	Form of Amended and Restated 10X Fund Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

4.7	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 6, 2019.)

4.8	Form of Warrant Agency Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 6, 2019.)

4.9	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 6, 2019.)

4.10	Form of Common Stock Purchase Warrant (Incorporated by reference to exhibit 4.1 the Company’s Current Report on Form 8-K as filed with the Commission on July 26, 2022.)

4.11	Description of Registrant’s securities (Incorporated by reference to exhibit 4.20 the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed on March 31, 2021.)

10.1†	Galectin Therapeutics 2009 Incentive Compensation Plan (as amended) (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 6, 2019.)

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

10.18
Line of Credit Letter Agreement, dated as of July 25, 2022, by and between Richard E. Uihlein and the Company. (Incorporated by reference to exhibit 10.1 the Company’s Current Report on Form 8-K as filed with the Commission on July 26, 2022.)

10.19	Form of Convertible Promissory Note issued to Richard E. Uihlein. (Incorporated by reference to exhibit 10.2 the Company’s Current Report on Form 8-K as filed with the Commission on July 26, 2022.)

10.20	Employment Agreement Amendment of Joel Lewis. (Incorporated by reference to exhibit 10.3 the Company’s Current Report on Form 8-K as filed with the Commission on July 26, 2022.)

10.21	2023 Deferred Stock Unit Agreement. (Incorporated by reference to exhibit 10.4 the Company’s Current Report on Form 8-K as filed with the Commission on July 26, 2022.)

10.22	2020 Deferred Stock Unit Amendment. (Incorporated by reference to exhibit 10.5 the Company’s Current Report on Form 8-K as filed with the Commission on July 26, 2022.)

Index
Exhibit Number	Description of Document

21.1*	Subsidiaries of Galectin Therapeutics Inc.

23.1*	Consent of Cherry Bekaert LLP, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
#	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***
Galectin Therapeutics, Inc. has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

Item 16.	Form 10–K Summary

None

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

GALECTIN THERAPEUTICS INC.

By:	/S/ JOEL LEWIS
Name: JOEL LEWIS.
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOEL LEWIS	Chief Executive Officer, President and Director	March 30, 2023
Joel Lewis	(principal executive officer)

/S/ JACK W. CALLICUTT	Chief Financial Officer	March 30, 2023
Jack W. Callicutt	(principal financial and accounting officer)

/S/ RICHARD E. UIHLEIN	Director and Chairman of the Board	March 30, 2023
Richard E. Uihlein

/S/ GILBERT F. AMELIO, Ph.D.	Director	March 30, 2023
Gilbert F. Amelio, Ph.D.

/S/ JAMES C. CZIRR	Director	March 30, 2023
James C. Czirr

/S/ KARY ELDRED	Director	March 30, 2023
Kary Eldred

/S/ KEVIN D. FREEMAN	Director	March 30, 2023
Kevin D. Freeman

/S/ GILBERT S. OMENN, M.D., Ph.D.	Director	March 30, 2023
Gilbert S. Omenn, M.D., Ph.D.

/S/ MARC RUBIN, M.D.	Director	March 30, 2023
Marc Rubin, M.D.

/S/ ELISSA J. SCHWARTZ, Ph.D.	Director	March 30, 2023
Elissa J. Schwartz, Ph.D.

/S/ HAROLD H. SHLEVIN, Ph.D.	Director	March 30, 2023
Harold H. Shlevin, Ph.D.

/S/ RICHARD A. ZORDANI	Director	March 30, 2023
Richard A. Zordani

Index

Galectin Therapeutics Inc. and subsidiaries
Table of Contents

1.	Reports of Independent Registered Public Accounting Firm (PCAOB ID 677)	F-1
2.	Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
3.	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021	F-4
4.	Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2022 and 2021	F-5
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021	F-7
6.	Notes to Consolidated Financial Statements	F-8

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Galectin Therapeutics Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Galectin Therapeutics Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern
Description of Matter
As described further in Note 1 to the consolidated financial statements, the Company has incurred losses each year from inception through December 31, 2022, and expects to incur additional losses in the foreseeable future. Currently, management’s forecasts and related assumptions illustrate the Company’s ability to sufficiently fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

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

Index
Valuation of Derivative Liabilities
Description of Matter
As discussed in Note 5 to the consolidated financial statements, during the year ended December 31, 2021, the Company and a related party entered into three debt financing arrangements for a total of $30 million loaned to the Company. These arrangements include various conversion and other features, including a contingent interest component that has been bifurcated and recognized as a derivative liability. At December 31, 2022, the Company’s derivative liabilities related to the related party convertible notes payable totaled $573 thousand. As more fully described in Note 6 to the consolidated financial statements, the Company utilizes a Monte Carlo Geometric Brownian Stock Path Model in measuring the fair value of the derivative liabilities, which requires the use of estimates and assumptions. Auditing management’s valuations of the derivative liabilities was challenging due to the complexity of the valuation model and the inputs that are highly sensitive to changes such as the common stock market price, volatility, risk free rates, and yields.

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

Accrued and Prepaid Clinical Trial Expenses
Description of Matter
The Company’s accrued expenses total approximately $9.1 million at December 31, 2022, which included the estimated obligation for clinical trial expenses incurred as of December 31, 2022, but not paid as of that date in the amount of approximately $7.3 million. In addition, the Company’s total prepaid expenses and other current assets totaled $2.0 million, which included amounts that were paid in advance of services incurred pursuant to clinical trials in the amount of approximately $1.1 million.

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

Atlanta, Georgia
March 30, 2023

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,592	$39,648
Prepaid expenses and other current assets	1,960	2,172
Total current assets	20,552	41,820
Property and equipment, net	—	—
Other	733	7
Total assets	$21,285	$41,827
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,890	$1,805
Accrued expenses	9,058	7,163
Accrued dividends payable	64	65
Total current liabilities	13,012	9,033
Convertible notes payable and accrued interest, net of debt discounts – related party (Note 5)	29,964	29,048
Derivative liabilities (Note 6)	573	1,130
Borrowing and accrued interest under convertible line of credit, net of debt discount – related party (Note 10)	9,864	—
Other liabilities	66	—
Total liabilities	53,479	39,211
Commitments and contingencies (Note 12)
Series C 6% super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 issued and outstanding at December 31, 2022 and 2021, redemption value: $8,335,000, liquidation value: $1,786,000 at December 31, 2022	1,723	1,723
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at December 31, 2022 and 2021, 20,000,000 shares designated at December 31, 2022 and 2021, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,260,000 and 1,302,500 issued and outstanding at December 31, 2022 and 2021, respectively, liquidation value $1,260,000 at December 31, 2022	510	527
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2022 and 2021, 59,426,005 and 59,341,305 issued and outstanding at December 31, 2022 and 2021, respectively	59	59
Additional paid-in capital	275,081	271,001
Accumulated deficit	(309,567)	(270,694)
Total stockholders’ equity (deficit)	(33,917)	893
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$21,285	$41,827

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$31,737	$23,818
General and administrative	6,615	6,361
Total operating expenses	38,352	30,179
Total operating loss	(38,352)	(30,179)
Other income (expense):
Interest income	52	3
Interest expense	(1,033)	(489)
Change in fair value of derivatives	557	138
Total other income (expense)	(424)	(348)
Net loss	$(38,776)	$(30,527)
Preferred stock dividends	(97)	(171)
Net loss applicable to common stockholders	$(38,873)	$(30,698)
Basic and diluted net loss per share	$(0.65)	$(0.52)
Weighted average common and potential common shares outstanding basic and diluted	59,391	58,527

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2022 and 2021
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at January 1, 2021	176	$1,723
Balance at December 31, 2021	176	$1,723
Balance at December 31, 2022	176	$1,723

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) —   (Continued)
For the Years Ended December 31, 2022 and 2021
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2021	1,302,500	$527	57,077,055	$56	$261,883	$(239,996)	$22,470
Series A 12% convertible preferred stock dividend			26,050		79	(79)
Series C super dividend redeemable convertible preferred stock dividend			31,112		92	(92)
Issuance of common stock			845,214	1	3,863		3,864
Issuance of common stock for warrant exercises			1,180,240	2	2,948		2,950
Issuance of common stock for stock option exercises			148,941
Stock-based compensation expense			32,693		2,136		2,136
Net loss						(30,527)	(30,527)

Balance at December 31, 2021	1,302,500	$527	59,341,305	$59	$271,001	$(270,694)	$893
Series A 12% convertible preferred stock dividend			25,625		40	(40)
Series C super dividend redeemable convertible preferred stock dividend			35,200		57	(57)
Conversion of Series A Convertible Preferred to common	(42,500)	(17)	7,287		17
Issuance of common stock purchase warrants in connection with related party line of credit					899		899
Stock-based compensation expense			16,588		3,067		3,067
Net loss						(38,776)	(38,776)

Balance at December 31, 2022	1,260,000	$510	59,426,005	$59	$275,081	$(309,567)	$(33,917)

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,776)	$(30,527)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of right to use asset	32	41
Stock-based compensation expense	2,867	2,076
Non-cash interest expense	410	283
Change in fair value of derivatives	(557)	(138)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	101	65
Accrued interest on convertible notes payable and convertible line of credit – related party	623	206
Accounts payable, accrued expenses and other liabilities	4,244	3,686
Net cash from operating activities	(31,056)	(24,308)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash from investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible line of credit – related party	10,000	—
Net proceeds from convertible notes payable – related party	—	30,000
Net proceeds from issuance of common stock and warrants	—	6,814
Net cash from financing activities	10,000	36,814
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,056)	12,506
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,648	27,142
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,592	$39,648
NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$97	$171
Fair value of derivatives regarding related party convertible notes payable	—	1,268
Reclassification of accrued bonus to additional paid in capital	200	60
Noncash right to use lease asset	111	—
Common stock purchase warrants issued in connection with related party line of credit	899	—

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

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2022, the company had $18,592,000 of unrestricted cash and cash equivalents available to fund future operations.  In July 2022, the Company entered into a $60 million unsecured line of credit financing with its chairman, Richard E. Uihlein (See Note 10). The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through December 31, 2024. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

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

Fair Value Measurements. The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The estimated value of accounts payable and accrued expenses approximates their carrying value due to their short-term nature. See Footnote 6 for Fair Value of Derivatives related to Convertible Notes Payable at December 31, 2022 and 2021, which are level 3 liabilities.

Cash and Cash Equivalents. The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents at December 31, 2022 or 2021.

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

Security Deposit. At December 31, 2022 and 2021, the Company had a security deposit of $6,000 for leased office space included in Prepaid Expenses and Other Current Assets.

Long-Lived Assets. The Company reviews all long-lived assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of assets to be held or used is measured by comparison of the carrying value of the asset to the future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds the discounted future cash flows expected to be generated by the asset. There were no impairments of long-lived assets at December 31, 2022 or 2021.

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

Warrants. The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. There were no warrant liabilities as of December 31, 2022 or 2021.

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

Concentration of Credit Risk. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents and certificates of deposit with well-capitalized financial institutions. At times, those amounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk beyond the normal credit risk associated with commercial banking relationships. The Company has no other significant concentrations of credit risk.

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

Recent Accounting Standards. In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements. See Notes 5 and 10 for disclosures related to convertible borrowings.

Index
3.	Property and Equipment

Property and equipment consist of the following at December 31:

	2022	2021
	(in thousands)
Leasehold improvements	$2	$2
Computer and office equipment	13	13
Furniture and fixtures	59	59
Total	74	74
Less accumulated depreciation and amortization	(74)	(74)
Property and equipment — net	$—	$—

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $0 and $0, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2022	2021
	(in thousands)
Legal and accounting fees	$65	$68
Accrued compensation	973	728
Lease liability	40	8
Accrued research and development costs and other	7,980	6,359
Total	$9,058	$7,163

5.	Convertible Notes Payable – Related Party

On April 16, 2021, the Company and Richard E. Uihlein entered into a debt financing arrangement whereby Mr. Uihlein loaned $10,000,000 to Company. In consideration for the loan, the Company issued a convertible promissory note (the “April 2021 Note”) in the principal amount of ten million dollars.

The April 2021 Note has a maturity date of April 16, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The April 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the years ended December 31, 2022 and 2021, approximately $200,000 and $142,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The April 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the April 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the April 2021 Note at its inception. The fair value of the contingent interest derivative liability was $420,000 at note inception (April 16, 2021). The fair value of the contingent interest derivative liability was $249,000 and $495,000 and December 31, 2022 and 2021, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability from April 16, 2021 to December 31, 2021 and for the year ended December 31, 2022 of $75,000 and $(246,000), respectively, was charged to other expense/(income) for the years ended December 31, 2022 and 2021. The amortization of the original $420,000 debt discount of $105,000 and $74,000 was recorded as additional interest expense for the years ended December 31, 2022 and 2021, respectively.

Index
On September 17, 2021, the Company and Mr. Uihlein entered into a loan agreement in the aggregate of $20,000,000 (the “Loan Agreement”) to be funded in two closings and evidenced by two separate unsecured convertible promissory notes.  The first of the two promissory notes was also executed and delivered on September 17, 2021, (the “September 2021 Note”) to evidence the first loan in the principal amount of $10,000,000.  The second closing under the Loan Agreement for the remaining $10,000,000 occurred on December 20, 2021.

The September 2021 Note has a maturity date of September 17, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $8.64 per share at the option of the noteholder. The September 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the years ended December 31, 2022 and 2021, approximately $200,000 and $58,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The September 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the September 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the September Note at its inception. The fair value of the contingent interest derivative liability was $433,000 at note inception (September 17, 2021). The fair value of the contingent interest derivative liability was $109,000 and $250,000 and December 31, 2022 and 2021, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability from September 17, 2021 to December 31, 2021 and for the year ended December 31, 2022 of ($183,000) and ($141,000), respectively, was recorded to other expense/(income) for the years ended December 31, 2021 and 2022. The amortization of the original $433,000 debt discount of $108,000 and $32,000 was recorded as additional interest expense for the years ended December 31, 2022 and 2021, respectively.

On December 20, 2021, the second of the two promissory notes under the Loan Agreement was executed and delivered, (the “December 2021 Note”) to evidence the second loan in the principal amount of $10,000,000.  The December 2021 Note has a maturity date of December 20, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.43 per share at the option of the noteholder. The December Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the year ended December 31, 2022 and 2021, approximately $200,000 and $7,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The December 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the December 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the December Note at its inception. The fair value of the contingent interest derivative liability was $415,000 at note inception (December 20, 2021). The fair value of the contingent interest derivative liability was $214,000 and $385,000 at December 31, 2022 and 2021, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability from December 20, 2021 to December 31, 2021 and for the year ended December 31, 2022 of ($30,000) and ($170,000), respectively was recorded to other expense/(income) for the years ended December 31, 2022 and 2021. The amortization of the original $415,000 debt discount of $104,000 and $3,000 was recorded as additional interest expense for the years ended December 31, 2022 and 2021, respectively.

The Company’s contractual cash obligations related to the outstanding convertible notes payable is a repayment of the April 2021 Note of the $10,000,000 plus accrued interest on April 16, 2025 and a repayment of the September 2021 Note of the $10,000,000 plus accrued interest on September 17, 2025 and a repayment of the December 2021 Note of the $10,000,000 plus accrued interest on December 30, 2025, unless converted at the option of the noteholder.

Index
6.	Fair Value of Financial Instruments

There were no level 1 or 2 assets or liabilities at December 31, 2022 or 2021.

Level 3 assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Derivative Liability – Contingent Interest April Note	$249,000	$495,000
Derivative Liability – Contingent Interest September Note	$109,000	$250,000
Derivative Liability – Contingent Interest December Note	$215,000	$385,000

The April 2021 Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Stock Price	$1.13	$2.07
Conversion Price of conversion feature	$5.00	$5.00
Term	2.29 years	3.29 years
Risk Free Interest Rate	4.41%	0.97%
Credit Adjusted Discount Rate	14.76%	8.43%
Volatility	81%	80%
Dividend Rate	0%	0%

The roll forward of the April 2021 Note derivative liability – contingent interest is as follows:

Balance – December 31, 2020	$—
Issuance of April convertible note payable – related party	420,000
Fair Value Adjustment	75,000
Balance – December 31, 2021	495,000
Fair Value Adjustment	(246,000)
Balance – December 31, 2022	$249,000

The September 2021 Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Stock Price	$1.13	$2.07
Conversion Price of conversion feature	$8.64	$8.64
Term	2.72 years	3.72 years
Risk Free Interest Rate	4.22%	1.12%
Credit Adjusted Discount Rate	14.76%	8.42%
Volatility	81%	82%
Dividend Rate	0%	0%

The roll forward of the September 2021 Note derivative liability – contingent interest is as follows:

Balance – December 31, 2020	$—
Issuance of September convertible note payable – related party	433,000
Fair Value Adjustment	(183,000)
Balance – December 31, 2021	250,000
Fair Value Adjustment	(141,000)
Balance – December 31, 2022	$109,000

Index
The December 2021 Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Stock Price	$1.13	$2.07
Conversion Price of conversion feature	$5.43	$5.43
Term	2.97 years	3.97 years
Risk Free Interest Rate	4.22%	1.12%
Credit Adjusted Discount Rate	14.76%	8.42%
Volatility	83%	84%
Dividend Rate	0%	0%

The roll forward of the December 2021 Note derivative liability – contingent interest is as follows:

Balance – December 31, 2020	$—
Issuance of September convertible note payable – related party	415,000
Fair Value Adjustment	(30,000)
Balance – December 31, 2021	385,000
Fair Value Adjustment	(170,000)
Balance – December 31, 2022	$215,000

7.	Stockholders’ Equity

At December 31, 2022, the Company had 150,000,000 shares of common stock and 20,000,000 undesignated shares authorized. As of December 31, 2022, 1,742,500 shares have been designated for Series A 12% Convertible Preferred Stock, 900,000 shares have been designated for Series B-1 Convertible Preferred Stock, 2,100,000 shares have been designated for Series B-2 Convertible Preferred Stock, 1,000 shares have been designated for Series C Super Dividend Convertible Preferred Stock, 2,508,000 shares have been designated for Series B-3 Convertible Preferred Stock, 12,748,500 have been designated as common stock and no shares remain undesignated. All issued and outstanding shares of Series B-1, Series B-2 and Series B-3 Preferred Stock were converted into Common Stock on January 19, 2019.

2020 At Market Issuance of Common Stock

On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. During the year ended December 31, 2021, the Company issued 845,214 shares of common stock under the 2020 At Market Agreement for net proceeds of $3,864,000. There were no issuances of common stock under the 2020 At Market Agreement during the year ended December 31, 2022.

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

In 2022, 42,500 shares of Series A were converted into 7,287 shares of common stock. There were no shares of Series A converted into shares of common stock in 2021. Prior to 2021, a total of 465,000 shares of Series A had been converted into 73,865 shares of common stock.

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

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2022 and 2021. At December 31, 2022, the Series C redemption value was $8,335,000.

Voting Rights. The Series C shares have no voting rights.

8.	Warrants

Warrant activity is summarized as follows:

	Warrants	Weighted average exercise price

Outstanding at December 31, 2020	12,538,204	$4.22
Issued	—
Exercised	(1,180,240)	2.50
Canceled	(500,000)	5.00
Outstanding at December 31, 2021	10,857,964	$4.37
Issued	700,000	4.43
Exercised	—
Canceled	—
Outstanding at December 31, 2022	11,557,964	$4.37

Index
The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2022.

Issued in Connection With	Number Issued	Exercise Price	Exercisable Date	Expiration Date
February 12, 2009 Series B-1 Transaction $3.00 Investor Warrants — Class B	1,200,000	$3.00	February 12, 2009	February 12, 2024
May 13, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	600,000	$3.00	May 13, 2009	May 13, 2024
June 30, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	333,333	$3.00	June 30, 2009	June 30, 2024
August 12, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	200,000	$3.00	August 12, 2009	August 12, 2024
September 30, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	216,666	$3.00	September 30, 2009	September 30, 2024
November 4, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	106,666	$3.00	November 4, 2009	November 4, 2024
December 8, 2009 Series B-2 Transaction $3.00 Investor Warrants — Class B	133,143	$3.00	December 8, 2009	December 8, 2024
January 29, 2010 Series B-2 Transaction $3.00 Investor Warrants — Class B	216,667	$3.00	January 29, 2010	January 29, 2025
March 8, 2010 Series B-2 Transaction $3.00 Investor Warrants — Class B	223,334	$3.00	March 8, 2010	March 8, 2025
April 30, 2010 Series B-2 Transaction $3.00 Investor Warrants — Class B	204,192	$3.00	April 30, 2010	April 30, 2025
May 10, 2010 Series B-2 Transaction $3.00 Investor Warrants — Class B	143,166	$3.00	May 10, 2010	May 10, 2025
September 22, 2016 Series B-3 Transaction $3.00 Investor Warrants	698,158	$3.00	September 22, 2016	September 22, 2023
September 29, 2016 Series B-3 Transaction $3.00 Investor Warrants	846,100	$3.00	September 29, 2016	September 29, 2023
December 22, 2016 Private placement warrants	1,466,204	$5.00	December 22, 2016	December 23, 2023
December 23, 2016 Series B-3 Transaction $3.00 Investor Warrants	924,780	$3.00	December 23, 2016	December 23, 2023
December 28, 2016 Private placement warrants	644,468	$5.00	December 28, 2016	December 28, 2023
February 27, 2017 Private placement warrants	76,776	$5.00	February 27, 2017	February 27, 2024
2018 and 2017 Warrants issued for services	2,157	$5.00	Various dates in 2018 and 2017	Various dates in 2025 and 2024
May 23, 2019 Rights offering warrants	2,622,154	$7.00	May 23, 2019	May 23, 2026
July 22, 2022 Warrants issued in connection of related party line of credit	500,000	$5.00	July 22, 2022	July 31, 2029
December 19, 2022 Warrants issued for draw on related party line of credit	200,000	$3.00	December 19, 2022	July 31, 2029
Total outstanding warrants	11,557,964

Index
9.	Stock-Based Compensation

Summary of Stock-Based Compensation Plans

At December 31, 2022, the Company has a stock-based compensation plan where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs. In December 2019, the Company adopted the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) which provided originally for the issuance of up to 4,000,000 shares of the Company’s common stock, subsequently increased to 7,000,000 in December 2021, in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2022, 1,966,279 shares were available for future grant under the 2019 Plan. Also, the Company previously had the 2009 Incentive Compensation Plan (the “2009 Plan”) which, after amendments, provided for issuance of up to 6,733,334 shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. Provisions of the 2009 Plan stipulated that no grants could be made after February 2019; however, grants made prior to that date remain outstanding for their legal term.

Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Year Ended December 31,
	2022	2021
Research and development	$810	$420
General and administrative	2,057	1,656
Total stock-based compensation expense	$2,867	$2,076

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2022	2021
Risk-free interest rate	1.85%	0.66%
Expected life of the options	5.7 years	6.0 years
Expected volatility of the underlying stock	93.7%	91.7%
Expected dividend rate	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 10 years, generally with 5 to 6 years representing the estimated life of options granted to employees. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends on common stock in the foreseeable future. At December 31, 2022, the Company does not anticipate any option awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover; however, any forfeitures will be accounted for as incurred.

Index
The following table summarizes the stock option activity in the stock-based compensation plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	3,987,575	$4.29
Granted	2,660,000	2.39
Forfeited/Cancelled	(1,603,073)	5.31
Exercised	(148,941)	2.35
Outstanding, December 31, 2021	4,895,561	$3.14
Granted	1,070,000	1.75
Forfeited/Cancelled	(220,000)	2.68
Exercised	—	—
Outstanding, December 31, 2022	5,745,561	$2.90	7.38	$30
Exercisable, December 31, 2022	3,551,395	$3.35	6.71	$29

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2022, based on the closing price of the Company’s common stock of $1.13 on that date.

The weighted-average grant-date fair values of options granted during 2022 and 2021 were $1.31 and $1.78, respectively. As of December 31, 2022 and 2021, there were unvested options to purchase 2,194,166 and 2,737,084 shares of common stock, respectively. Total expected unrecognized compensation cost related to such unvested options is $2,209,000 at December 31, 2022, which is expected to be recognized over a weighted-average period of 1.45 years.

The aggregate intrinsic value of stock options exercised for the year ended December 31, 2022 and 2021 was $0 and $532,447, respectively.

During the years ended December 31, 2022 and 2021, 1,452,918 and 284,583 options became vested, respectively. The total grant date fair value of options vested during the years ended December 31, 2022 and 2021 was $2,382,842 and $514,287, respectively.

The following table summarizes additional information regarding outstanding and exercisable options under our stock-based compensation plans at December 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Price (Range)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
		(in years)
$0.87 – 1.00	120,500	3.96	$0.89	120,500	$0.89
$1.01 – 3.00	4,364,521	8.11	2.19	2,300,356	2.31
$3.01 – 5.00	903,040	5.85	4.14	773,039	4.31
$5.01 – 8.00	220,000	5.11	5.92	220,000	5.92
$8.01 – 13.38	137,500	1.06	13.38	137,500	13.38
	5,745,561	7.38	$2.90	3,551,395	$3.35

Index
Restricted Stock Issuances

In March 2021, one director elected to take a restricted stock grant in lieu of cash retainers for 2021. A total of 16,588 shares of restricted stock valued at approximately $35,000 is being amortized to expense on a straight-line basis until December 31, 2021 when the stock vested in full.

In January 2022, one director elected to take a restricted stock grant in lieu of cash retainers for 2022. A total of 17,677 shares of restricted stock valued at approximately $35,000 is being amortized to expense on a straight-line basis until December 31, 2022 when the stock vested in full.

Deferred Stock Units

In September 2020, the Company entered into an employment agreement with its new Chief Executive Officer whereby 20% of his base salary and performance bonuses will be paid in cash, and 80% will be paid in the form of deferred stock units (“DSUs”) in accordance with the terms and subject to the provisions set forth in the DSU Agreement. DSUs credited to Mr. Lewis as of any date shall be fully vested and nonforfeitable at all times. Pursuant to an amendment to the DSU Agreement in July 2022, the Company shall issue the shares underlying the outstanding whole number of DSUs credited to Mr. Lewis as follows: twenty five percent shall be issued on March 1, 2023, fifty percent shall be issued on March 1, 2024 and twenty five percent shall be issued on September 1, 2028.

For the year ended December 31, 2022, $418,000 of Mr. Lewis’ compensation was recorded as stock compensation expense representing 268,596 shares of common stock to be issued under the DSU agreement with a weighted average grant date fair value of $1.56 per share. Also, Mr. Lewis’ bonus for the year ended December 31, 2021 of $200,000 (which was included in accrued compensation at December 31, 2021) was approved in January 2022, and represents 103,627 shares of common stock to be issued under the DSU agreement with a grant date fair value of $1.93 per share. The $200,000 was reclassified from accrued compensation to additional paid in capital in January 2022.

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

10.	Convertible Line of Credit – Related Party

On July 25, 2022, the Company and Richard E. Uihlein (the “Lender”) entered into a Line of Credit Letter Agreement (the “Credit Agreement”), pursuant to which the Lender shall provide the Company a line of credit of up to $60.0 million (the “Line of Credit”) to finance the Company’s working capital needs. The Company may draw upon the Line of Credit through July 31, 2024.

Each advance made pursuant to the Credit Agreement shall be evidenced by an unsecured, convertible promissory note (individually, a “Promissory Note,” and collectively, the “Promissory Notes”), and bear interest at the Applicable Federal Rate for short term loans, plus two (2%) percent. Principal and interest on the Promissory Notes are due on or before January 31, 2026. Only with the consent of the Lender, may the Promissory Notes be prepaid, in whole or in part, at any time without premium or penalty, but with interest on the amount or amounts prepaid.

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

The fair value of the 500,000 warrants vested at closing on July 25, 2022 was $738,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 92%, risk free interest rate of 3.19% and zero dividends. The fair value of the vested warrants was recorded in other assets (non-current) as a deferred financing cost and will be amortized on a straight-line basis from July 25, 2022 through January 31, 2026. Amortization for the period ended December 31, 2022 of $92,000 was recorded as interest expense.

On December 19, 2022, the Company executed a $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.4% (Applicable Federal Rate for short term loans on date of draw of 4.46% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was $23,000 at December 31, 2022. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

Index
The fair value of the 200,000 warrants vested at closing on December 19, 2022 was $160,780 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 91%, risk free interest rate of 4.06% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal to be amortized on a straight-line basis, which is not materially different than the effective interest method, from December 19, 2022 through January 31, 2026. Amortization for the period ended December 31, 2022 of $2,000 was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through January 31, 2026.

11.	Loss Per Share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2022 and 2021, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the exercise of warrants and stock options or the conversion of Convertible Notes, or the conversion of convertible preferred stock as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2022 and 2021 as the inclusion thereof would have been anti-dilutive:

	Year Ended December 31,
	2022 (Shares)	2021 (Shares)
Warrants to purchase shares of common stock	11,557,964	10,857,964
Options to purchase shares of common stock	5,745,561	4,895,561
Shares of common stock issuable upon conversion of convertible notes payable – related party	5,815,514	5,214,806
Shares of common stock issuable upon conversion of convertible line of credit – related party	3,341,003	-
Shares of common stock issuable upon conversion preferred stock	503,340	510,424
	26,963,382	21,478,755

12.	Commitments and Contingencies

Lease Commitments

The Company has one operating lease for its office space which was amended effective March 1, 2022 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first six and one-half months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table below, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the years ended December 31, 2022 and 2021 was $43,000 and $44,000, respectively, and is included in general and administrative expenses. As of December 31, 2022, the right to use lease asset consisted of $86,000 and is included in other assets. Also, at December 31, 2022, current lease liability of $40,000 is included in accrued expenses and the noncurrent lease liability of $66,000 is included in other long term liabilities. The Company renewed its existing office space lease effective in February 2022 for 38 months at substantially the same terms.

Maturity of operating lease as of December 31, 2022 in thousands:

2023	$50
2024	51
2025	18
Total	119
Less imputed interest	13
Present value of lease liability	$106

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

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH have a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC and an additional $2,306,000 in total from 2015 through 2020. The Company contributed $213,000 and $226,000 for the LLC expenses (recorded in research and development expenses) in 2022 and 2021, and SBH contributed $35,000 in 2019 and a total of $123,000 in 2017 and 2016, respectively. As of December 31, 2022, the Company’s ownership percentage in the LLC was 85.3%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial. The Company’s portion of the LLC’s net loss for 2014, prior to the change in accounting discussed previously, was $400,000, which includes the Company’s proportionate share of the non-cash charge associated with the contributed IPR&D of $200,000.

14.	Income Taxes

The components of the net deferred tax assets are as follows at December 31:

	2022	2021
	(in thousands)
Operating loss carryforwards	$53,119	$54,949
Tax credit carryforwards	3,558	3,720
Other temporary differences	9,168	1,652
	65,845	60,321
Less valuation allowance	(65,845)	(60,321)
Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2022	2021
Tax benefit at U.S. statutory rates	(21%)	(21%)
State tax benefit	4.2%	(4.7%)
Permanent differences	0.5%	0.5%
Other	(1.4%)	(0.1%)
Changes in valuation allowance	17.7%	25.3%
	0%	0%

Index
As of December 31, 2022, the Company has federal and state net operating loss carryforwards totaling $80,810,000 and $87,141,000, respectively, which will never expire as a result of the 2017 Tax Act. As of December 31, 2022, the Company has federal and state net operating loss carryforwards totaling $131,317,000 and $102,003,000 respectively, which expire through 2037. In addition, the Company has federal and state research and development credits of $2,276,000 and $1,282,000, respectively, which expire through 2042. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Past and subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2022 and 2021, the Company does not have any significant uncertain tax positions.