Form 10-Q
period 2023-03-31
GALECTIN THERAPEUTICS INC
filed 2023-05-15
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of May 8, 2023 was 59,582,253.

GALECTIN THERAPEUTICS INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

	PART I — FINANCIAL INFORMATION	PAGE
ITEM 1.	Unaudited Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022	5

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 and 2022	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4.	Controls and Procedures	22

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Mine Safety Disclosures	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits	22

SIGNATURES		24

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,799	$18,592
Prepaid expenses and other current assets	1,753	1,960
Total current assets	19,552	20,552
Other assets	673	733
Total assets	$20,225	$21,285
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,553	$3,890
Accrued expenses and other	8,980	9,058
Accrued dividends payable	—	64
Total current liabilities	11,533	13,012
Convertible notes payable and accrued interest, net of discounts – related party (Note 3)	30,200	29,964
Derivative liabilities (Note 4)	1,342	573
Borrowing and accrued interest under convertible line of credit, net of debt discount – related party (Note 9)	19,741	9,864
Other liabilities	55	66
Total liabilities	62,871	53,479
Commitments and contingencies (Note 10)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at March 31, 2023 and December 31, 2022, redemption value: $8,256,000, liquidation value: $1,760,000 at March 31, 2023	1,723	1,723
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at March 31, 2023 and December 31, 2022, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,260,000 issued and outstanding at March 31, 2023 and December 31, 2022, liquidation value $1,260,500 at March 31, 2023	510	510
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2023 and December 31, 2022, 59,582,253 and 59,426,005 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	59	59
Additional paid-in capital	276,156	275,081
Retained deficit	(321,094)	(309,567)
Total stockholders’ equity (deficit)	(44,369)	(33,917)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$20,225	$21,285

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Operating expenses:
Research and development	$8,799	$8,058
General and administrative	1,543	1,877
Total operating expenses	10,342	9,935
Total operating loss	(10,342)	(9,935)
Other income (expense):
Interest income	44	1
Change in fair value of derivatives	(769)	229
Interest expense	(460)	(227)
Total other income (expense)	(1,185)	3
Net loss	$(11,527)	$(9,932)
Preferred stock dividends	0	16
Net loss applicable to common stockholders	$(11,527)	$(9,916)
Net loss per common share — basic and diluted	$(0.19)	$(0.17)
Weighted average common shares outstanding — basic and diluted	59,480	59,354

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,527)	$(9,932)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation expense	662	858
Amortization of right to use lease asset	32	10
Non-cash interest expense	144	80
Change in fair value of derivative liabilities	769	(229)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	183	160
Accounts payable, accrued expenses and other liabilities	(1,372)	864
Accrued interest on convertible debt - related party	316	147
Net cash from operating activities	(10,793)	(8,042)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible line of credit – related party	10,000	—
Net cash flows from financing activities	10,000	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(793)	(8,042)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,592	39,648
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,999	$31,606
NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$62	$49
Reclassification of accrued bonus to additional paid in capital	210	200
Common stock purchase warrants issued in connection with related party line of credit	297	—
Noncash right to use lease asset	—	111

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2021	176	$1,723
Balance at March 31, 2022	176	$1,723
Balance at December 31, 2022	176	$1,723
Balance at March 31, 2023	176	$1,723

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	1,302,500	$527	59,341,305	$59	$271,001	$(270,694)	$893
Series A 12% convertible preferred stock dividend			13,025		20	18	38
Series C super dividend redeemable convertible preferred stock dividend			17,600		29	(2)	27
Stock-based compensation expense			16,588		1,058		1,058
Net loss						(9,932)	(9,932)
Balance at March 31, 2022	1,302,500	$527	59,388,518	$59	$272,108	$(280,610)	$(7,916)
Balance at December 31, 2022	1,260,000	$510	59,426,005	$59	$275,081	$(309,567)	$(33,917)
Series A 12% convertible preferred stock dividend			12,600		26	(11)	15
Series C super dividend redeemable convertible preferred stock dividend			17,600		36	11	47
Common stock purchase warrants issued in connection with related party line of credit					297		297
Stock-based compensation expense			126,048		716		716
Net loss						(11,527)	(11,527)
Balance at March 31, 2023	1,260,000	$510	59,582,253	$59	$276,156	$(321,094)	$(44,369)

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2023 and the results of its operations for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2022 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2022.
The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2023, the company had $17,799,000 of unrestricted cash and cash equivalents available to fund future operations.  In July 2022, the Company entered into a $60 million unsecured line of credit financing with its chairman, Richard E. Uihlein (See Note 10). The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through December 31, 2024. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses and Other

Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Legal and accounting fees	$142	$65
Accrued compensation	386	973
Lease liability	42	40
Accrued research and development costs and other	8,410	7,980
Total	$8,980	$9,058

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

The April 2021 Note has a maturity date of April 16, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The April 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the three months ended March 31, 2023 and 2022, approximately $50,000 and $50,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The April 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the April 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the April 2021 Note at its inception. The fair value of the contingent interest derivative liability was $420,000 at note inception (April 16, 2021). The fair value of the contingent interest derivative liability was $587,000 and $249,000 at March 31, 2023 and December 31, 2022, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the three months ended March 31, 2023 and 2022 of $338,000 and $(104,000), respectively, was charged to other expense/(income) for the three months ended March 31, 2023 and 2022. The amortization of the original $420,000 debt discount of $26,000 and $26,000 was recorded as additional interest expense for the three months ended March 31, 2023 and 2022, respectively.

The September 2021 Note has a maturity date of September 17, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $8.64 per share at the option of the noteholder. The September 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the three months ended March 31, 2023 and 2022, approximately $50,000 and $50,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The September 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects   to convert the entire balance of the September 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the September Note at its inception. The fair value of the contingent interest derivative liability was $433,000 at note inception (September 17, 2021). The fair value of the contingent interest derivative liability was $276,000 and $109,000 and March 31, 2023 and December 31, 2022, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability three months ended March 31, 2023 and 2022 of $167,000 and ($62,000), respectively, was recorded to other expense/(income) for three months ended March 31, 2023 and 2022. The amortization of the original $433,000 debt discount of $27,000 and $27,000 was recorded as additional interest expense for the three months ended March 31, 2023 and 2022.

Index
On December 20, 2021, the second of the two promissory notes under the Loan Agreement was executed and delivered, (the “December 2021 Note”) to evidence the second loan in the principal amount of $10,000,000. The December 2021 Note has a maturity date of December 20, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.43 per share at the option of the noteholder. The December Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For three months ended March 31, 2023 and 2022, approximately $50,000 and $50,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The December 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects   to convert the entire balance of the December 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the December Note at its inception. The fair value of the contingent interest derivative liability was $415,000 at note inception (December 20, 2021). The fair value of the contingent interest derivative liability was $479,000 and $215,000 at March 31, 2023 and December 31, 2022, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for three months ended March 31, 2023 and 2022.of $264,000 and ($63,000), respectively was recorded to other expense/(income) for three months ended March 31, 2023 and 2022.. The amortization of the original $415,000 debt discount of $26,000 and $26,000 was recorded as additional interest expense for three months ended March 31, 2023 and 2022, respectively.

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

4. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 1 or 2 assets or liabilities at March 31, 2023 or December 31, 2022. See below for Fair Value of Derivatives related to Convertible Notes Payable at March 31, 2023 and December 31, 2022, which are level 3 liabilities.

Level 3 assets and liabilities measured and recorded at fair value on a recurring basis at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Derivative Liability – Contingent Interest April Note	$587,000	$249,000
Derivative Liability – Contingent Interest September Note	$276,000	$109,000
Derivative Liability – Contingent Interest December Note	$479,000	$215,000

The April Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Stock Price	$2.10	$1.13
Conversion Price of conversion feature	$5.00	$5.00
Term	2.04 years	2.29 years
Risk Free Interest Rate	4.06%	4.41%
Credit Adjusted Discount Rate	14.04%	14.76%
Volatility	85%	81%
Dividend Rate	0%	0%

The roll forward of the April Note derivative liability – contingent interest is as follows for the three months ended March 31, 2023 and 2022:

Balance – December 31, 2022	$249,000
Fair Value Adjustment	338,000
Balance – March 31, 2023	$587,000

Balance – December 31, 2021	$495,000
Fair Value Adjustment	(104,000)
Balance – March 31, 2022	$391,000

Index
The September Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Stock Price	$2.10	$1.13
Conversion Price of conversion feature	$8.64	$8.64
Term	2.47 years	2.72 years
Risk Free Interest Rate	3.94%	4.22%
Credit Adjusted Discount Rate	14.04%	14.76%
Volatility	80%	81%
Dividend Rate	0%	0%

The roll forward of the September Note derivative liability – contingent interest is as follows:

Balance – December 31, 2022	$109,000
Fair Value Adjustment	167,000
Balance – March 31, 2023	$276,000

Balance – December 31, 2021	250,000
Fair Value Adjustment	(62,000)
Balance – March 31, 2022	$188,000

The December Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Stock Price	$2.10	$1.13
Conversion Price of conversion feature	$5.43	$5.43
Term	2.73 years	2.97 years
Risk Free Interest Rate	3.81%	4.22%
Credit Adjusted Discount Rate	14.04%	14.76%
Volatility	80%	83%
Dividend Rate	0%	0%

The roll forward of the December Note derivative liability – contingent interest is as follows:

Balance – December 31, 2022	$215,000
Fair Value Adjustment	264,000
Balance – March 31, 2023	$479,000

Balance – December 31, 2021	$109,000
Fair Value Adjustment	167,000
Balance – March 31, 2022	$276,000

5. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Three Months Ended March 31,
	2023	2022
Research and development	$270	$225
General and administrative	392	633
Total stock-based compensation expense	$662	$858

Index
The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2022 through March 31, 2023:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2022	5,745,561	$2.90
Granted	800,000	1.11
Exercised	—	—
Options forfeited/cancelled	(18,803)	3.59
Outstanding, March 31, 2023	6,526,758	$2.67

As of March 31, 2023, there was $2,268,000 of unrecognized compensation related to 2,850,833 unvested options, which is expected to be recognized over a weighted–average period of approximately 1.29 years. The weighted-average grant date fair value for options granted during the three months ended March 31, 2022 was $0.80. The Company granted 800,000 stock options during the three months ended March 31, 2023.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.76%	1.23%
Expected life of the options	5.5 years	5.5 years
Expected volatility of the underlying stock	86%	95%
Expected dividend rate	0%	0%

In January 2023, the Company’s board chairman elected to take restricted stock grants in lieu of cash retainers for 2023. A total of 36,036 shares of restricted stock valued at approximately $40,000 is being amortized to expense on a straight-line basis until December 31, 2023 when the stock vests in full. In January 2022, the Company’s board chairman elected to take restricted stock grants in lieu of cash retainers for 2022. A total of 17,677 shares of restricted stock valued at approximately $35,000 is being amortized to expense on a straight-line basis until December 31, 2022 when the stock vested in full.

In September 2020, the Company entered into an employment agreement with its new Chief Executive Officer whereby 20% of his base salary and performance bonuses will be paid in cash, and 80% will be paid in the form of deferred stock units (“DSUs”) in accordance with the terms and subject to the provisions set forth in the DSU Agreement. DSUs credited to Mr. Lewis as of any date shall be fully vested and nonforfeitable at all times. Pursuant to an amendment to the DSU Agreement in July 2022, the Company shall issue the shares underlying the outstanding whole number of DSUs credited to Mr. Lewis as follows: twenty five percent shall be issued on March 1, 2023, fifty percent shall be issued on March 1, 2024 and twenty five percent shall be issued on September 1, 2028.  On March 1, 2023, twenty five percent of the DSU’s were issued to Mr. Lewis in accordance with the DSU Agreement.   A total of 183,900 shares were due to be issued; however, 75,529 shares were withheld to cover income tax withholding of $156,345 resulting in 108,371 shares actually issued.

For the three months ended March 31, 2023, approximately $112,000 of his compensation was recorded as stock compensation expense representing 72,440 shares of common stock to be issued under the DSU agreement with a weighted average grant date fair value of $1.55 per share.  For the three months ended March 31, 2022, approximately $103,000 of his compensation was recorded as stock compensation expense representing 55,626 shares of common stock to be issued under the DSU agreement with a weighted average grant date fair value of $1.86 per share.

Also, Mr. Lewis’ bonus for the year ended December 31, 2022 of $210,000 (which was included in accrued compensation at December 31, 2022) was approved in January 2023 and represents 143,836 shares of common stock to be issued under the DSU agreement with a grant date fair value of $1.46 per share. The $210,000 was reclassified from accrued compensation to additional paid in capital in January 2023. There is no unrecognized compensation expense related to the DSUs.

Index
6. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2022 through March 31, 2023:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2022	11,557,964	$4.37
Granted	200,000	3.26
Exercised	—	—
Forfeited/cancelled	—	—
Outstanding, March 31, 2023	11,757,964	$4.35

The weighted average expiration of the warrants outstanding as of March 31, 2023 is 1.8 years.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	March 31, 2023	March 31, 2022
	(shares)	(shares)
Warrants to purchase shares of common stock	11,757,964	10,857,964
Options to purchase shares of common stock	6,526,758	5,630,561
Shares of common stock issuable upon conversion of convertible notes payable – related party	5,966,437	5,365,259
Shares of common stock issuable upon conversion of convertible line of credit – related party	6,727,849	—
Shares of common stock issuable upon conversion of preferred stock	503,340	510,424
	31,482,348	22,364,208

8. Common Stock

2020 At Market Issuance of Common Stock

On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. During the quarter ended March 31, 2023, there were no issuances of shares of common stock under the 2020 At Market Agreement.

For each of the three months ended March 31, 2023 and 2022, the Company issued a total of 30,200 and 30,625 shares of common stock, respectively, for dividends on Series A and Series C Preferred Stock.

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

The fair value of the 500,000 warrants vested at closing on July 25, 2022 was $738,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 92%, risk free interest rate of 3.19% and zero dividends. The fair value of the vested warrants was recorded in other assets (non-current) as a deferred financing cost and will be amortized on a straight-line basis from July 25, 2022 through January 31, 2026. Amortization for the three months ended March 31, 2023 of $52,000 was recorded as interest expense.

On December 19, 2022, the Company executed a $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.46% (Applicable Federal Rate for short term loans on date of draw of 4.46% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was $23,000 at December 31, 2022. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on December 19, 2022 was $160,780 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 91%, risk free interest rate of 4.06% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal to be amortized on a straight-line basis, which is not materially different than the effective interest method, from December 19, 2022 through January 31, 2026. Amortization for the three months ended March 31, 2023 of $13,000 was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through January 31, 2026.

On March 31, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.41% (Applicable Federal Rate for short term loans on date of draw of 4.41% plus 2%). The effective interest rate is approximately 7.1%.  The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.26 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on March 31, 2023 was $296,680 at the date of issuance based on the following assumptions: an expected life of 6.33 years, volatility of 88%, risk free interest rate of 3.94% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal to be amortized on a straight-line basis, which is not materially different than the effective interest method, from March 31, 2023 through January 31, 2026.

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

Index
11. Leases

The Company has one operating lease for its office space which was amended effective March 1, 2022 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first six and a half months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the three-month periods ended March 31, 2023 and 2022 was approximately $13,000 for each period and is included in general and administrative expenses. As of March 31, 2023, the right to use lease asset consisted of $78,000 and is included in other assets. Also, at March 31, 2023, current lease liability of $42,000 is included in accrued expenses and long term lease liability was $55,000 and included in other liabilities.

Maturity of operating lease as of March 31, 2023 in thousands:

2023	38
2024	51
2025	18
Total	107
Less imputed interest	10
Present value of lease liability	$97

The discount rate used in calculating the present value of the lease payments was 11%.

12. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Cumulatively, the Company has contributed a total of $3,364,000, including $126,000 for the three months ended March 31, 2023, for expenses of the LLC. Since the end of 2014, SBH has contributed $158,000 for expenses in the LLC. As of March 31, 2023, the Company’s ownership percentage in the LLC was 85.8%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

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

•
the impact resulting from the outbreak of COVID-19, which has delayed and may continue to delay our clinical trial and development efforts, as well as the impact that COVID-19 has on the volatility of the capital market and our ability to access the capital market and,

•
other risks detailed herein and from time to time in our SEC reports, including our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2022, and our subsequent SEC filings.

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

We have one new proprietary chemical entity (NCE) in development, belapectin, which has shown promise in preclinical and clinical studies for the treatment of liver fibrosis, severe skin disease, and cancer (melanoma and head and neck squamous cell carcinoma). Currently, we are focusing on development of belapectin for the treatment of NASH cirrhosis and head and neck cancer. Belapectin is a proprietary, patented compound derived from natural, plant-based, starting materials, which following chemical processing, exhibits the properties of binding to and inhibiting galectin.

Index
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

In the Phase 3 component of this trial, as proposed in the protocol, the primary endpoint remains the development of varices. Secondary endpoints include a composite clinical outcomes endpoint, including varices requiring treatment (development of large varices or varices with a red wale), decompensating events, all-cause mortality, MELD score increase, liver transplant. Also, NASH non-invasive biomarkers will be evaluated. To target a population at risk of developing esophageal varices, patient selection will be based on clinical signs of portal hypertension, including, but not limited to, a low platelet count, an increased spleen size and/or evidence of abdominal collaterals circulation.

The focus and goal of the therapeutic program is to stop the progression of and/or reverse portal hypertension and thereby prevent the development of varices, potentially one of the most immediately life-threatening complications of cirrhosis. Based on the results of the NASH-CX trial and subject to confirmation in later stage clinical trials, we believe that this goal is achievable in a significant portion of the NASH cirrhosis patient population i.e. those NASH cirrhosis patients with clinical signs of portal hypertension for whom, currently no specific, liver targeted, treatment are available.

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

Promising results were reported in the Phase 1b trial combining belapectin with pembrolizumab (KEYTRUDA®). When aggregated cohorts are combined, in advanced melanoma, a 50% objective response rate with belapectin in combination with KEYTRUDA, was documented. In addition, a 33% response rate was documented in patients with head and neck cancer. The results have been published in 2021 in a highly rated peer reviewed journal (Curti et al. Journal of Immunotherapy of cancer 2021;9:e002371). There was also a suggestion that the combination of belapectin with pembrolizumab could decrease the auto-immune side-effect induced by pembrolizumab. These side-effects, which are directly linked to the mechanism of action of pembrolizumab, can be poorly tolerated and even severe enough to lead to treatment interruption, even if the effect on the cancer was encouraging. This is, a very frustrating situation for patients who have to discontinue an active treatment but have no other options available to them. We believe these data, taken together with the observed favorable safety and tolerability of the combination, provide a rationale to move the belapectin program in oncology forward.

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

Index
Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Research and Development Expense.

	Three Months Ended March 31,		2023 as Compared to 2022 Three Months

	2023	2022	$ Change	% Change
		(In thousands, except %)
Research and development	$8,799	$8,058	$741	9%

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

Our research and development expenses were as follows:

	Three Months Ended March 31,
	2023	2022
Direct external expenses:	(in thousands)

Clinical activities	$6,820	$6,869
Pre-clinical activities	772	359
All other research and development expenses	1,207	830
	$8,799	$8,058

Other research and development expenses increased primarily due to additional employees hired after the first quarter of 2022.

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

Index
General and Administrative Expense.

	Three Months Ended March 31,		2023 as Compared to 2022 Three Months

	2023	2022	$ Change	% Change
		(In thousands, except %)
General and administrative	$1,543	$1,877	$(334)	(18)%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease in general and administrative expenses for the three-months ended March 31, 2023 as compared to the same period in 2022 is due to a decrease insurance expense of 67,000 and decrease in non-cash stock based compensation expenses of approximately $241,000.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2022, we raised a net total of $254.5 million from these offerings. At March 31, 2023, the Company had $17.8 million of unrestricted cash and cash equivalents in addition to $40 million remaining available under a line of credit provided by our chairman available to fund future operations. The Company believes there is sufficient cash to fund currently planned operations at least through December 31, 2024. We will require more cash to fund our operations after December 31, 2024 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Net cash used in operations increased by $2,751,000 to $10,793,000 for the three months ended March 31, 2032, as compared to $8,042,000 for the three months ended March 31, 2022. Cash operating expenses increased principally due to the preparations and expenses related to our NAVIGATE clinical trial with belapectin.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our 2022 Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially impact our business, financial condition or future results.

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

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2023.

GALECTIN THERAPEUTICS INC.

By:	/s/ Joel Lewis
Name:	Joel Lewis
Title:	Chief Executive Officer and President
(principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer
(principal financial and accounting officer)