Form 10-Q
period 2023-09-30
GALECTIN THERAPEUTICS INC
filed 2023-11-13
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 8, 2023 was 61,848,657.

GALECTIN THERAPEUTICS INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

	PART I — FINANCIAL INFORMATION	PAGE
ITEM 1.	Unaudited Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	5

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2023 and 2022	6

	Notes to Unaudited Condensed Consolidated Financial Statements	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4.	Controls and Procedures	25

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	25

ITEM 1A.	Risk Factors	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	25

ITEM 4.	Mine Safety Disclosures	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits	25

SIGNATURES		27

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2023	December 31, 2022
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,362	$18,592
Prepaid expenses and other current assets	1,249	1,960
Total current assets	21,611	20,552
Other assets	552	733
Total assets	$22,163	$21,285
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,681	$3,890
Accrued expenses and other	7,841	9,058
Accrued dividends payable	—	64
Total current liabilities	10,522	13,012
Convertible notes payable and accrued interest, net of discounts – related party (Note 3)	30,666	29,964
Derivative liabilities (Note 4)	1,342	573
Borrowing and accrued interest under convertible line of credit, net of debt discount – related party (Note 9)	30,474	9,864
Other liabilities	32	66
Total liabilities	73,036	53,479
Commitments and contingencies (Note 10)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at September 30, 2023 and December 31, 2022, redemption value: $8,203,000, liquidation value: $1,760,000 at September 30, 2023	1,723	1,723
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at September 30, 2023 and December 31, 2022, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,260,000 issued and outstanding at September 30, 2023 and December 31, 2022, liquidation value $1,260,000 at September 30, 2023	510	510
Common stock, $0.001 par value; 150,000,000 shares authorized at September 30, 2023 and December 31, 2022, 61,848,657 and 59,426,005 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	61	59
Additional paid-in capital	291,145	275,081
Accumulated deficit	(344,312)	(309,567)
Total stockholders’ equity (deficit)	(52,596)	(33,917)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$22,163	$21,285

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)		(in thousands, except per share data)
Operating expenses:
Research and development	$7,732	$6,598	$23,902	$22,730
General and administrative	1,434	1,524	4,609	4,989
Total operating expenses	9,166	8,122	28,511	27,719
Total operating loss	(9,166)	(8,122)	(28,511)	(27,719)
Other income (expense):
Interest income	62	18	156	22
Interest expense	(835)	(269)	(1,945)	(725)
Change in fair value of derivative	(489)	(224)	(769)	280
Total other income (expense)	(1,262)	(475)	(2,558)	(423)
Net loss	$(10,428)	$(8,597)	$(31,069)	$(28,142)
Preferred stock dividends	6	16	(57)	(32)
Warrant modification	(3,619)	—	(3,619)	—
Net loss applicable to common stockholders	$(14,041)	$(8,581)	$(34,745)	$(28,174)
Net loss per common share — basic and diluted	$(0.24)	$(0.14)	$(0.58)	$(0.47)
Weighted average common shares outstanding — basic and diluted	59,704	59,396	59,590	59,380

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,069)	$(28,142)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation expense	1,764	2,186
Amortization of right to use lease asset	24	24
Non-cash interest expense	505	276
Change in fair value of derivative liabilities	769	(280)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	711	772
Accounts payable, accrued expenses and other liabilities	(2,406)	899
Accrued interest on convertible debt - related party	1,439	448
Net cash from operating activities	(28,263)	(23,817)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock purchase warrants	10,033	—
Net proceeds from convertible line of credit – related party	20,000	—
Net cash flows from financing activities	30,033	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	1,770	(23,817)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,592	39,648
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,362	$15,831
NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$57	$32
Reclassification of accrued bonus to additional paid in capital	210	200
Common stock purchase warrants issued in connection with related party line of credit	477	738
Warrant modification	3,619	—
Noncash right to use lease asset	—	111

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2021	176	$1,723
Balance at September 30, 2022	176	$1,723
Balance at December 31, 2022	176	$1,723
Balance at September 30, 2023	176	$1,723

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Three Months Ended September 30, 2023 and 2022
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2022	1,302,500	$527	59,395,805	$59	$272,772	$(290,287)	$(16,946)
Series A 12% convertible preferred stock dividend			12,600		21	18	39
Series C super dividend redeemable convertible preferred stock dividend			17,600		29	(2)	27
Issuance of common stock purchase warrants from related party line of credit					738		738
Stock-based compensation expense					681		681
Net loss						(8,597)	(8,597)
Balance at September 30, 2022	1,260,000	$510	59,426,005	$59	$274,241	$(298,868)	$(24,058)
Balance at June 30, 2023	1,260,000	$510	59,582,253	$59	$276,852	$(330,271)	$(52,850)
Series A 12% convertible preferred stock dividend			12,600		24	14	38
Series C super dividend redeemable convertible preferred stock dividend			17,600		33	(8)	25
Issuance of common stock from exercise of warrants			2,236,204	2	10,031		10,033
Warrant modification					3,619	(3,619)	—
Stock-based compensation expense					586		586
Net loss						(10,428)	(10,428)
Balance at September 30, 2023	1,260,000	$510	61,848,657	$61	$291,145	$(344,312)	$(52,596)

Index
GALECTIN THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Nine Months Ended September 30, 2023 and 2022
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	1,302,500	$527	59,341,305	$59	$271,001	$(270,694)	$893
Series A 12% convertible preferred stock dividend			25,625		41	(2)	39
Series C super dividend redeemable convertible preferred stock dividend			35,200		58	(30)	28
Issuance of common stock from conversion of Series A convertible preferred stock	(42,500)	(17)	7,287		17
Issuance of common stock purchase warrants from related party line of credit					738		738
Stock-based compensation expense			16,588		2,386		2,386
Net loss						(28,142)	(28,142)
Balance at September 30, 2022	1,260,000	$510	59,426,005	$59	$274,241	$(298,868)	$(24,058)
Balance at December 31, 2022	1,260,000	$510	59,426,005	$59	$275,081	$(309,567)	$(33,917)
Series A 12% convertible preferred stock dividend			25,200		50	(12)	38
Series C super dividend redeemable convertible preferred stock dividend			35,200		69	(45)	24
Issuance of common stock from exercise of warrants			2,236,204	2	10,031		10,033
Warrant modification					3,619	(3,619)	—
Common stock purchase warrants issued in connection with related party line of credit					477		477
Stock-based compensation expense			126,048		1,818		1,818
Net loss						(31,069)	(31,069)
Balance at September 30, 2023	1,260,000	$510	61,848,657	$61	$291,145	$(344,312)	$(52,596)

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 2023 and the results of its operations for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2022 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2022.

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2023, the company had $20,362,000 of unrestricted cash and cash equivalents available to fund future operations.  In July 2022, the Company entered into a $60 million unsecured line of credit financing with its chairman, Richard E. Uihlein (See Note 12). The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through December 31, 2024. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses and Other

Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Legal and accounting fees	$150	$65
Accrued compensation	857	973
Lease liability	45	40
Accrued research and development costs and other	6,789	7,980
Total	$7,841	$9,058

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

The April 2021 Note has a maturity date of April 16, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The April 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the three months ended September 30, 2023 and 2022, approximately $52,000 and $52,000, respectively, of interest expense was accrued and included with the principal in the financial statements.  For the nine months ended September 30, 2023 and 2022, approximately $154,000 and $154,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The April 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the April 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the April 2021 Note at its inception. The fair value of the contingent interest derivative liability was $420,000 at note inception (April 16, 2021). The fair value of the contingent interest derivative liability was $600,000 and $249,000 at September 30, 2023 and December 31, 2022, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the three months ended September 30, 2023 and 2022 of $233,000 and $97,000, respectively, was charged to other expense/(income) for the three months ended September 30, 2023 and 2022.  The change in the fair value of the derivative liability for the nine months ended September 30, 2023 and 2022 of $351,000 and $(122,000), respectively, was charged to other expense/(income) for the nine months ended September 30, 2023 and 2022. The amortization of the original $420,000 debt discount of $26,000 and $26,000 was recorded as additional interest expense for the three months ended September 30, 2023 and 2022, respectively.  The amortization of the original $420,000 debt discount of $78,000 and $78,000 was recorded as additional interest expense for the nine months ended September 30, 2023 and 2022, respectively.

The September 2021 Note has a maturity date of September 17, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $8.64 per share at the option of the noteholder. The September 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the three months ended September 30, 2023 and 2022, approximately $52,000 and $51,000, respectively, of interest expense was accrued and included with the principal in the financial statements.  For the nine months ended September 30, 2023 and 2022, approximately $153,000 and $150,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The September 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the September 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the September Note at its inception.  The fair value of the contingent interest derivative liability was $433,000 at note inception (September 17, 2021). The fair value of the contingent interest derivative liability was $238,000 and $109,000 and September 30, 2023 and December 31, 2022, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for three months ended September 30, 2023 and 2022 of $78,000 and $46,000, respectively, was recorded to other expense/(income) for three months ended September 30, 2023 and 2022. The change in the fair value of the derivative liability for nine months ended September 30, 2023 and 2022 of $129,000 and ($73,000), respectively, was recorded to other expense/(income) for nine months ended September 30, 2023 and 2022.  The amortization of the original $433,000 debt discount of $27,000 and $27,000 was recorded as additional interest expense for the three months ended September 30, 2023 and 2022.  The amortization of the original $433,000 debt discount of $81,000 and $81,000 was recorded as additional interest expense for the nine months ended September 30, 2023 and 2022.

On December 20, 2021, the second of the two promissory notes under the Loan Agreement was executed and delivered, (the “December 2021 Note”) to evidence the second loan in the principal amount of $10,000,000. The December 2021 Note has a maturity date of December 20, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.43 per share at the option of the noteholder. The December Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For three months ended September 30, 2023 and 2022, approximately $51,000 and $50,000, respectively, of interest expense was accrued and included with the principal in the financial statements.  For nine months ended September 30, 2023 and 2022, approximately $152,000 and $150,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The December 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the December 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the December Note at its inception. The fair value of the contingent interest derivative liability was $415,000 at note inception (December 20, 2021). The fair value of the contingent interest derivative liability was $504,000 and $215,000 at September 30, 2023 and December 31, 2022, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for three months ended September 30, 2023 and 2022 of $178,000 and $81,000, respectively was recorded to other expense/(income) for three months ended September 30, 2023 and 2022.  The change in the fair value of the derivative liability for nine months ended September 30, 2023 and 2022 of $289,000 and ($85,000), respectively was recorded to other expense/(income) for nine months ended September 30, 2023 and 2022.  The amortization of the original $415,000 debt discount of $26,000 and $26,000 was recorded as additional interest expense for three months ended September 30, 2023 and 2022, respectively.  The amortization of the original $415,000 debt discount of $78,000 and $78,000 was recorded as additional interest expense for nine months ended September 30, 2023 and 2022, respectively.

The Company’s contractual cash obligations related to the outstanding convertible notes payable are a repayment of the April 2021 Note of the $10,000,000 plus accrued interest on April 16, 2025 and a repayment of the September 2021 Note of the $10,000,000 plus accrued interest on September 17, 2025 and a repayment of the December 2021 Note of the $10,000,000 plus accrued interest on December 30, 2025, unless converted at the option of the noteholder.

Index
4. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 1 or 2 assets or liabilities at September 30, 2023 or December 31, 2022. See below for Fair Value of Derivatives related to Convertible Notes Payable at September 30, 2023 and December 31, 2022, which are level 3 liabilities.

Level 3 assets and liabilities measured and recorded at fair value on a recurring basis at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Derivative Liability – Contingent Interest April Note	$600,000	$249,000
Derivative Liability – Contingent Interest September Note	$238,000	$109,000
Derivative Liability – Contingent Interest December Note	$504,000	$215,000

The April Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Stock Price	$1.92	$1.13
Conversion Price of conversion feature	$5.00	$5.00
Term	1.54 years	2.29 years
Risk Free Interest Rate	5.25%	4.41%
Credit Adjusted Discount Rate	12.97%	14.76%
Volatility	76%	81%
Dividend Rate	0%	0%

The roll forward of the April Note derivative liability – contingent interest is as follows for the nine months ended September 30, 2023 and 2022:

Balance – December 31, 2022	$249,000
Fair Value Adjustment	351,000
Balance – September 30, 2023	$600,000

Balance – December 31, 2021	$495,000
Fair Value Adjustment	(122,000)
Balance – September 30, 2022	$373,000

Index
The September Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Stock Price	$1.92	$1.13
Conversion Price of conversion feature	$8.64	$8.64
Term	1.97 years	2.72 years
Risk Free Interest Rate	5.03%	4.22%
Credit Adjusted Discount Rate	12.97%	14.76%
Volatility	72%	81%
Dividend Rate	0%	0%

The roll forward of the September Note derivative liability – contingent interest is as follows:

Balance – December 31, 2022	$109,000
Fair Value Adjustment	129,000
Balance – September 30, 2023	$238,000

Balance – December 31, 2021	250,000
Fair Value Adjustment	(73,000)
Balance – September 30, 2022	$177,000

The December Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Stock Price	$1.92	$1.13
Conversion Price of conversion feature	$5.43	$5.43
Term	2.22 years	2.97 years
Risk Free Interest Rate	5.03%	4.22%
Credit Adjusted Discount Rate	12.97%	14.76%
Volatility	74%	83%
Dividend Rate	0%	0%

The roll forward of the December Note derivative liability – contingent interest is as follows:

Balance – December 31, 2022	$215,000
Fair Value Adjustment	289,000
Balance – September 30, 2023	$504,000

Balance – December 31, 2021	$385,000
Fair Value Adjustment	(84,000)
Balance – September 30, 2022	$301,000

Index
5. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	in thousands
Research and development	$223	$216	$626	$595
General and administrative	363	465	1,138	1,591
Total stock-based compensation expense	$586	$681	$1,764	$2,186

The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2022 through September 30, 2023:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2022	5,745,561	$2.90
Granted	1,025,000	1.18
Exercised	—	—
Options forfeited/cancelled	(343,803)	2.50
Outstanding, September 30, 2023	6,426,758	$2.64

As of September 30, 2023, there was $1,225,000 of unrecognized compensation related to 2,514,164 unvested options, which is expected to be recognized over a weighted–average period of approximately 1.1 years. The weighted-average grant date fair value for options granted during the nine months ended September 30, 2023 was $0.85. The Company granted 1,025,000 stock options during the nine months ended September 30, 2023.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.84%	1.56%
Expected life of the options	5.5 years	5.6 years
Expected volatility of the underlying stock	86%	94%
Expected dividend rate	0%	0%

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

In September 2020, the Company entered into an employment agreement with its new Chief Executive Officer whereby 20% of his base salary and performance bonuses will be paid in cash, and 80% will be paid in the form of deferred stock units (“DSUs”) through December 31, 2022 in accordance with the terms and subject to the provisions set forth in the DSU Agreement. DSUs credited to Mr. Lewis as of any date shall be fully vested and nonforfeitable at all times. Pursuant to an amendment to the DSU Agreement in July 2022, the Company shall issue the shares earned through December 31, 2022 underlying the outstanding whole number of DSUs credited to Mr. Lewis as follows: twenty five percent shall be issued on March 1, 2023, fifty percent shall be issued on March 1, 2024 and twenty five percent shall be issued on September 1, 2028.  On March 1, 2023, twenty five percent of the DSU’s were issued to Mr. Lewis in accordance with the DSU Agreement.   A total of 183,900 shares were due to be issued; however, 75,529 shares were withheld to cover income tax withholding of $156,345 resulting in 108,371 shares actually issued. Additionally, a 2023 DSU Agreement was executed in July 2022, whereby Mr. Lewis would continue to receive 20% of salary and bonus in cash and 80% in DSUs for 2023. The shares under the 2023 DSU Agreement are to be issued fifty percent on March 1, 2025 and fifty percent on January 5, 2026.

For the nine months ended September 30, 2023, approximately $343,000 of his compensation was recorded as stock compensation expense representing 212,266 shares of common stock to be issued under the DSU agreement with a weighted average grant date fair value of $1.66 per share.  For the nine months ended September 30, 2022, approximately $313,000 of his compensation was recorded as stock compensation expense representing 186,647 shares of common stock to be issued under the DSU agreement with a weighted average grant date fair value of $1.68 per share.

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

Index
6. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2022 through September 30, 2023:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2022	11,557,964	$4.37
Granted	400,000	3.13
Exercised	(2,236,204)	4.49
Forfeited/cancelled	(20,799)	5.00
Outstanding, September 30, 2023	9,700,961	$4.30

The weighted average expiration of the warrants outstanding as of September 30, 2023 is 2.7 years.

On September 22, 2023, the Company executed an agreement with 10X Fund L.P., and 10X Capital Management LLC whereby the Company extended the exercise date for a total of 5,732,253 common stock purchase warrants to the earliest of (a) September 30, 2026, (b) thirty days after 10X fails to vote all of the shares of common stock in the Company then owned by it in the manner recommended by the board of directors of the Company in any vote of the stockholders of the Company; or (c) thirty days after the shares of common stock of the Company have a closing price of $6.00 or greater for 10 consecutive trading days. Previously, the common stock purchase warrants exercise dates would have expired at various dates from September 22, 2023 through May 10, 2025.

Also pursuant to the terms of the agreement, the right of the 10X Fund L.P. to nominate a member of the board of directors was eliminated, and the cashless exercise option in certain of the common stock purchase warrants was deleted. Finally, a beneficial ownership limitation provision was added in the Series B Warrants, which would have the effect of decreasing 10X Fund’s beneficial ownership to 9.99% and would bar the voluntary exercise of any warrants that would result in 10X Fund’s ownership beyond 9.99% without at least 61 days’ prior notice from 10X Fund.

The Company has accounted for the modified terms of the warrants pursuant to ASC 815, Derivatives and Hedging, whereby the Company has recognized a deemed dividend for the change in fair value of the warrants immediately before and immediately after the modification. In September 2023, the Company recognized a non cash deemed dividend of $3,619,000 related to the extension of the 5,732,253 warrants. The following assumptions were used to value the extension of the warrants immediately before and immediately after the modification: a) immediately before the modification — an expected life range of 0 to 1.63 years, volatility range of 71% to 77%%, risk free interest rate range of 5.37% and zero dividends and; b) immediately following the modification — an expected life of 3 years, volatility of 79%, risk free interest rate range of 4.59% and zero dividends.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	September 30, 2023	September 30, 2022
	(shares)	(shares)
Warrants to purchase shares of common stock	9,700,961	11,357,964
Options to purchase shares of common stock	6,426,758	5,645,561
Shares of common stock issuable upon conversion of convertible notes payable – related party	6,267,886	5,665,338
Shares of common stock issuable upon conversion of convertible line of credit – related party	10,333,695	—
Shares of common stock issuable upon conversion of preferred stock	503,340	503,340
	33,232,640	23,172,203
8. Common Stock

2020 At Market Issuance of Common Stock

On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. During the nine months ended September 30, 2023, there were no issuances of shares of common stock under the 2020 At Market Agreement.

For each of the nine months ended September 30, 2023 and 2022, the Company issued a total of 60,400 and 60,825 shares of common stock, respectively, for dividends on Series A and Series C Preferred Stock.

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

The fair value of the 500,000 warrants vested at closing on July 25, 2022 was $738,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 92%, risk free interest rate of 3.19% and zero dividends. The fair value of the vested warrants was recorded in other assets (non-current) as a deferred financing cost and will be amortized on a straight-line basis from July 25, 2022 through January 31, 2026. Amortization for the nine months ended September 30, 2023 and 2022 of $157,000 and $39,000, respectively, was recorded as interest expense.

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

The fair value of the 200,000 warrants vested at closing on December 19, 2022 was $160,780 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 91%, risk free interest rate of 4.06% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal to be amortized on a straight-line basis, which is not materially different than the effective interest method, from December 19, 2022 through January 31, 2026. Amortization for the nine months ended September 30, 2023 of $30,000 was recorded as interest expense.

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

The fair value of the 200,000 warrants vested at closing on March 31, 2023 was $296,680 at the date of issuance based on the following assumptions: an expected life of 6.33 years, volatility of 88%, risk free interest rate of 3.94% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from March 31, 2023 through January 31, 2026. Amortization for the nine months ended September 30, 2023 of $52,000 was recorded as interest expense.

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

The fair value of the 200,000 warrants vested at closing on June 30, 2023 was $179,920 at the date of issuance based on the following assumptions: an expected life of 6.08 years, volatility of 85%, risk free interest rate of 3.59% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from June 30, 2023 through January 31, 2026. Amortization for the nine months ended September 30, 2023 of $18,000 was recorded as interest expense.

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

Index
11. Leases

The Company has one operating lease for its office space which was amended effective March 1, 2022 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first six and a half months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the nine-month periods ended September 30, 2023 and 2022 was approximately $32,000 for each period and is included in general and administrative expenses. As of September 30, 2023, the right to use lease asset consisted of $62,000 and is included in other assets. Also, at September 30, 2023, current lease liability of $45,000 is included in accrued expenses and long term lease liability was $32,000 and included in other liabilities.

Maturity of operating lease as of September 30, 2023 in thousands:

2023	13
2024	51
2025	18
Total	82
Less imputed interest	5
Present value of lease liability	$77

The discount rate used in calculating the present value of the lease payments was 11%.

12. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Cumulatively, the Company has contributed a total of $3,641,000, including $127,000 for the three months ended September 30, 2023, for expenses of the LLC. Since the end of 2014, SBH has contributed $711,000 for expenses in the LLC. As of September 30, 2023, the Company’s ownership percentage in the LLC was 83.7%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

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
Prevention of esophageal
varices
in
NASH cirrhosis

Phase 1 interaction trial:	belapectin	IND submitted January 2013. Results from the Phase 1 interaction trial were reported
NASH-CX trial and		in 2014, with final results reported in January 2015. The Phase 2 NASH FX trial was
NASH-FX trial		conducted in patients with advanced fibrosis but not cirrhosis. Its principal purpose
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
composite clinical endpoint including progression to varices requiring treatment as a key secondary outcome of efficacy ( www.clinicaltrials.gov NCT04365868).
The final patient was randomized in February 2023.

Phase 1 study: hepatic		A hepatic impairment study has been completed in subjects with normal hepatic
insufficiency		function and subjects with varying degrees of hepatic impairment
(www.clinicaltrials.gov NCT04332432) and began enrolling patients in the second quarter of 2020. The study completed enrollment in February 2022.
Cancer Immunotherapy

Melanoma, Head, Neck	belapectin	Investigator IND study was completed. A Phase 1B study began in Q-1 2016.
Squamous Cell		Early data was reported in February 2017 and additional data were reported in
Carcinoma (HNSCC)		September 2018. Data from an extension trial was reported in July 2021 for
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

Index
Results of Operations

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

Research and Development Expense.

	Three Months Ended		Nine Months Ended		2023 as Compared to 2022
	September 30,		September 30,		Three Months		Nine Months
	2023	2022	2023	2022	$ Change	% Change	$ Change	% Change
				(In thousands, except %)
Research and development	$7,732	$6,598	$23,902	$22,730	$1,134	17%	$1,172	5%

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

Our research and development expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Direct external expenses:		(in thousands)

Clinical programs	$5,352	$5,397	$17,667	$19,057
Non-clinical activities	901	215	2,449	942
All other research and development expenses	1,479	986	3,786	2,731
	$7,732	$6,598	$23,902	$22,730

Clinical programs expenses decreased primarily due to timing of activities associated with the NAVIGATE clinical trial and decreased drug manufacturing costs. Non-clinical activities increased primarily due to non-clinical activities associated with the NASH cirrhosis program. Other research and development expenses increased primarily due to additional employees hired after the first half of 2022.

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

Index
General and Administrative Expense.

	Three Months		Nine Months		2023 as Compared to 2022
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2023	2022	2023	2022	$ Change	% Change	$ Change	% Change
				(In thousands, except %)
General and administrative	$1,433	$1,524	$4,609	$4,989	$(91)	(6)%	$(380)	(8)%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease in general and administrative expenses for the nine months ended September 30, 2023 as compared to the same period in 2022 is due to a decrease non-cash stock based compensation expenses of approximately $453,000.

Other Income and Expense

During the three and nine months ended September 30, 2023 and 2022, other income and expense consisted of interest income, interest expense and amortization of debt discounts on convertible notes payable and convertible line of credit and the change in fair value of derivatives related to the convertible notes payable. Interest income increased in 2023 due to higher interest rates and cash on deposit. Interest expense and amortization of debt discounts increased due to borrowings on the convertible line of credit. The fair value of derivatives vary based on variables including the Company’s stock price.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of September 30, 2023, we raised a net total of $274.5 million from these offerings. At September 30, 2023, the Company had $20.4 million of unrestricted cash and cash equivalents in addition to $30 million remaining available under a line of credit provided by our chairman available to fund future operations. The Company believes there is sufficient cash to fund currently planned operations at least through December 31, 2024. We will require more cash to fund our operations after December 31, 2024 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Net cash used in operations increased by $4,446,000 to $28,263,000 for the nine months ended September 30, 2023, as compared to $23,817,000 for the nine months ended September 30, 2022. Cash operating expenses increased principally due to the preparations and expenses related to our NAVIGATE clinical trial with belapectin and the hiring of additional employees.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2023.

GALECTIN THERAPEUTICS INC.

By:	/s/ Joel Lewis
Name:	Joel Lewis
Title:	Chief Executive Officer and President
(principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer
(principal financial and accounting officer)