Form 10-K
period 2023-12-31
GALECTIN THERAPEUTICS INC
filed 2024-03-29
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2023 was $63 million.

The number of shares outstanding of the registrant’s common stock as of February 29, 2024 was 61,903,672.

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

In February 2023, we completed randomizations totaling 357 patients in a large, global Phase 2b/3 clinical trial, the NAVIGATE trial. Our study protocol was filed with the FDA on April 30, 2020, for a seamless adaptively-designed Phase 2b/3 clinical study evaluating the safety and efficacy of our galectin-3 inhibitor, belapectin, for the prevention of esophageal varices in patients with non-alcoholic steatohepatitis (NASH) cirrhosis (Further details are available at www.clinicaltrials.gov under study NCT04365868.   In September 2020, the Company received a letter from the FDA providing comments, asking questions and providing guidance on various aspects of the ongoing NAVIGATE trial. These comments were addressed, and the study proceeded accordingly.  An interim analysis of NAVIGATE is expected in the fourth quarter of 2024.

Additionally, a study protocol entitled “A Single-dose, Open-label, Pharmacokinetic Study of Belapectin (GR-MD-02) in Subjects With Normal Hepatic Function and Subjects With Varying Degrees of Hepatic Impairment” has been filed with the FDA to examine the effects of the drug in subjects with normal hepatic function and subjects with varying degrees of hepatic impairment (study details are listed under study NCT04332432 on www.clinicaltrials.gov); this study became fully enrolled in February 2022 and favorable results were reported in 2023.

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

Index
Our Drug Development Programs

Galectins are a class of proteins that are made by many cells in the body, but predominantly in cells of the immune system. As a group, these proteins are able to bind to sugar molecules that are attached to other proteins, called glycoproteins that are responsible for various functions within the body, most notably inflammation and fibrosis. Galectins, in particular galectin-3, act as a molecular glue, bringing together molecules that have sugars on them. Galectin-3, is known to be markedly increased in a number of significant diseases including inflammatory diseases leading to organs scarring (e.g. liver, lung, kidney, and heart) and cancers. The increase in galectin-3, by creating the so-called galectin-3 fibrosome, promotes the progression of multiple diseases. Published data substantiating the importance of galectin-3 in the fibrotic process arises from gene knockout experiments in animal studies. For instance, mice genetically altered to eliminate the galectin-3 gene, and thus unable to produce galectin-3, do not develop liver fibrosis in response to toxic insult to the liver.

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

NASH NAVIGATE
Following FDA feedback, the NAVIGATE trial is an adaptive Phase 2b/3 trial for the prevention of esophageal varices in NASH patients with compensated cirrhosis and clinical signs of portal hypertension. A Phase 2b interim efficacy analysis will be incorporated to confirm previous Phase 2 data, select an optimal dose and reaffirm the risk/benefit of belapectin. If required, the Phase 3 end of study analysis will evaluate the development of esophageal varices as the same primary outcome of efficacy and a composite clinical endpoint including progression to varices requiring treatment as a key secondary outcome of efficacy (www.clinicaltrials.gov NCT04365868). The final patient was randomized in February 2023 and an interim analysis is expected in the fourth quarter of 2024.

Phase 1 study: hepatic insufficiency
A hepatic impairment study is being conducted in subjects with normal hepatic function and subjects with varying degrees of hepatic impairment (www.clinicaltrials.gov NCT04332432) and began enrolling patients in the second quarter of 2020. The study completed enrollment in February 2022 and favorable results were presented in 2023.

Cancer Immunotherapy

Melanoma, Head, Neck Squamous Cell belapectin Carcinoma (HNSCC)
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

The major conclusions from the NASH-CX trial results were that: (i) belapectin had a statistically significant and clinically meaningful effect in improving HVPG vs placebo in patients with NASH cirrhosis who did not have esophageal varices at baseline, (ii) Belapectin in the total patient population was associated with a statistically significant improvement in hepatocyte ballooning (i.e. cell death), (iii) There was a statistically significant reduction (p=0.02) in the development of new esophageal varices in drug-treated patients compared to placebo. We believe that the prevention of esophageal varices is a clinically relevant endpoint related to patient outcomes, (iv) While there was a drug effect in both the 2 mg/kg LBM and 8 mg/kg LBM groups on the development of varices and liver biopsy there was a consistently greater and statistically significant effect of the 2 mg/kg LBM dose of belapectin, (v) belapectin appears to be safe and well tolerated in this one year clinical trial, a feature that is of prime importance for a cirrhotic population and (vi) This is the first large, randomized clinical trial to demonstrate a clinically meaningful improvement in portal hypertension in patients with compensated NASH cirrhosis who have not yet developed esophageal varices.

Index
Further information and details on the NASH-CX results is available in public presentations posted to our website and filed with the SEC and in a peer reviewed publication in Gastroenterology 2020;158:1334–1345.

NASH NAVIGATE Trial: Building on the experience of the NASH-CX trial, the NAVIGATE Trial is a seamless adaptively-designed Phase 2b/3 clinical study evaluating the safety and efficacy of our galectin-3 inhibitor, belapectin, for the prevention of esophageal varices in patient with non-alcoholic steatohepatitis (NASH) cirrhosis. The major features of this innovative Phase 2b/3 study design are: i) In patients with NASH cirrhosis and clinical signs of portal hypertension but without esophageal varices at baseline, evaluated by an esophago-gastro-duodeno endoscopy, this trial will assess the effect of belapectin on the incidence of new varices  (the primary endpoint) – as well as assessing the effect of belapectin on the incidence of additional clinically significant cirrhosis-related outcomes (a key secondary efficacy endpoint), (ii) The study targets NASH patients with a clearly identified unmet medical need: patients with compensated cirrhosis who have clinical signs of portal hypertension and, thus, are at risk of developing esophageal varices, a potentially life-threatening complication of cirrhosis (bleeding varices are a cause of death in about one-third of cirrhotic patients). There is currently no approved treatment for preventing varices in these patients. In addition, the development of esophageal varices reflects the progression of hepatic cirrhosis and thus portends the development of other cirrhosis complications such as ascites, hepatic encephalopathy, and liver failure, and (iii) During the first 18 months, two belapectin dose levels (2 mg/kg LBM and 4 mg/kg LBM) will be compared to placebo (phase 2b). Then, at the interim analysis (IA), assuming the study continues to the next stage, the best belapectin dose will be selected, based on efficacy and safety, for continued evaluation (Phase 3). The belapectin doses selected for the phase 2b/3 were based on the analysis of the NASH-CX trial. Prior belapectin clinical studies have also indicated the good tolerance and safety profile of belapectin with doses of up to 8 mg/kg LBM for up to 52 weeks, an important feature to inform the future risk benefit analysis in patients with NASH cirrhosis.

An interim analysis (IA) of efficacy and safety data will be conducted after all planned subjects in Phase 2b component have completed at least 78 weeks (18 months) of treatment and a second esophago-gastro-duodeno endoscopic assessment has been performed. The purpose of the IA is to allow potential seamless adaptive modifications of the phase 3 stage of the study, including: (1) the selection of the optimal dose of belapectin for Phase 3, (2) the re-estimation of the study sample size, (3) the modification of the randomization ratio in favor of the active treatment, (4) and/or termination of the study for overwhelming efficacy or for futility.  The IA results are expected in the fourth quarter of 2024.

The trial design also included a blinded sample size re-estimation (“SSR”) during the Phase 2b, prior to the IA, to allow for potential sample size readjustment. The SSR was conducted when 50% of the patients completed 18 months of therapy. The study design also minimizes invasive testing requirements, such as the measurement of HVPG or repeated liver biopsies, which we believe are particularly risky in patients with portal hypertension and facilitated enrollment of patients and should facilitate their retention. It also provides for a seamless transition of patients from the Phase 2b stage into the phase 3 stage, including the potential addition of new patients. The trial design introduces the notion of esophageal varices prevention as a primary pivotal outcome previously discussed with FDA.

We believe that these adaptations taken together are innovative and optimize conduct of the NAVIGATE trial with a clinically relevant primary outcome giving belapectin the best opportunity to show a positive therapeutic effect to address an unmet medical need. As a testimony of this innovation, the NAVIGATE trial design was presented to the hepatology community and featured during the meeting of the American Association for the Study of Liver Diseases, in November 2021. If the IA results of the NAVIGATE trial are compelling, there could be the potential for accelerated FDA approval pathway and/or partnership opportunity with a pharmaceutical company.

In this trial, as proposed in the protocol, secondary endpoints include a composite clinical outcomes endpoint, including varices requiring treatment (development of large varices or varices with a red wale), decompensating events, all-cause mortality, MELD score increase, liver transplant. Also, NASH non-invasive biomarkers will be evaluated. To target a population at risk of developing esophageal varices, patient selection was based on clinical signs of portal hypertension, including, but not limited to, a low platelet count, an increased spleen size, an increased liver stiffness, and/or evidence of abdominal collaterals circulation.

The focus and goal of the therapeutic program is to stop the progression of and/or reverse portal hypertension and thereby prevent the development of varices, potentially one of the most life-threatening complications of cirrhosis. Based on the results of the NASH-CX trial and subject to confirmation in later stage clinical trials, we believe that this goal is achievable in a significant portion of the NASH cirrhosis patient population i.e. those NASH cirrhosis patients with clinical signs of portal hypertension for whom, currently, apart from a liver transplantation, no specific liver targeted, treatments are available.

We activated more than 150 clinical trial sites in 14 countries for the NAVIGATE trial.

The COVID-19 pandemic delayed our regulatory and ethics approvals, recruitment of sites, and enrollment of patients for our NAVIGATE trial. For several reasons, the pandemic made enrolling patients for the NAVIGATE trial more challenging, notably because patients eligible for the NAVIGATE trial have liver cirrhosis and, as such, were at a greater health risk of complications from COVID-19 and needed to be vaccinated before taking the risk of infection associated with a visit to a healthcare facility. As we emerged from the COVID-19 pandemic, site recruitment and patient enrollment accelerated and we experienced increases in the speed of enrollment, particularly in the United States. However, we did not see the enrollment in Europe that we anticipated. Consequently, we activated multiple sites in Latin America. A resurgence of the COVID pandemic could again delay the regulatory, ethical and clinical milestones that we need to meet to conduct our NAVIGATE trial. The last patient from the phase 2b stage was randomized in February 2023, and consequently we expect topline results from the IA in Fall of 2024.

Further details on the NAVIGATE trial can be found on www.clinicaltrials.gov under study NCT04365868 and on our NAVIGATE website (navigatenash.com).

Index
The Company also has completed a Hepatic Impairment Study, which ran in parallel with the phase 2b/3 trial as part of the development program. The Hepatic Impairment Study was conducted at three sites and involved approximately 40 patients (divided amongst normal healthy volunteers, and patients with hepatic impairment categorized as Child-Turcotte-Pugh (CTP) classes A (mild), B (moderate), and C (severe). Each subject received a single infusion of belapectin (4 mg/kg LBM) and their serum belapectin levels were monitored for up to approximately two weeks to define the effects of various stages of cirrhosis on serum belapectin levels. The tolerance and safety of belapectin was evaluated. Enrollment in this study was completed in February 2022, and the final results were presented the The Liver Meeting™ 2023, hosted by the American Association for the Study of Liver Diseases. The data indicated that belapectin exposure did not increase with the degree of hepatic insufficiency, a property that is consistent with the observed distribution of the drug into activated macrophages.Further details on this hepatic impairment study can be found on www.clinicaltrials.gov study NCT04332432.

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

As of December 31, 2023, Galectin Therapeutics Inc. held 19 granted U.S. patents, 86 foreign granted, and 1 U.S. patent applications pending. Many of our patents and patent applications cover composition of matter for complex carbohydrate drugs and/or methods of use for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent or for use in treatment of fibrosis. The scheduled expiration dates of our many of our United States patents span out to 2034 before considering any potential extensions. We have corresponding patent applications pending in various territories where we see potential for commercial interest. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to Our Intellectual Property”. Our competitive position, in part, is contingent upon protection of our intellectual property. Galectin Sciences LLC has 2 granted U.S. patents, 16 granted international patents, 3 US patent application pending, and 13 foreign applications pending.

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

During the years ended December 31, 2023 and 2022, our expenditures for research and development were $32.1 million and $31.7 million, respectively. We expense all research and development costs as they are incurred.

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

Manufacturing and Marketing

We are a development stage Company at this time and do not intend to establish internal facilities for the manufacture of our products for clinical or commercial production. To have our products manufactured, we have developed and will continue to develop relationships with third-parties that have established pharmaceutical manufacturing capabilities and expertise. We are not a party to any long-term agreement with any of our suppliers and, accordingly, we have our products manufactured on a purchase-order basis from one of two primary well-known and established pharmaceutical suppliers that meet FDA requirements. Additionally, belapectin is manufactured as a sterile liquid formulation. We have experienced, and may experience in the future, certain delays related to global supply chain issues with certain components necessary to manufacture belapectin.

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

Human Capital Resources

As of February 29, 2024, we had fourteen full-time employees, eleven of whom are involved primarily in management of our pre-clinical research and development and clinical trials and three who were involved primarily in management and administration of our Company. We also utilize several contractors and consultants who provide product development, manufacture, analytical testing, clinical trial expertise, and clinical trial support.

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

We have incurred net losses in each year of operation since our inception in July 2000 and have no revenues. Our accumulated deficit as of December 31, 2023 was $354 million. We had $25.7 million of unrestricted cash as of December 31, 2023, $20 million remaining available under a line of credit provided by our chairman, Richard E. Uihlein, and an additional $10 million supplemental line of credit provided also by our chairman. The Company believes there is sufficient cash to fund currently planned operations at least through March 31, 2025. We will require more cash to fund our operations after December 31, 2024 and believe we will be able to obtain additional financing. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

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

Pre-clinical studies and clinical trials are expensive, time-consuming and ultimately may not be successful. The results of pre-clinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Also, it is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. For example, although there was positive data from our NASH-CX Phase 2 trial for belapectin, it did not meet its primary endpoint. Similarly, our Phase 2a pilot trial NASH-FX for patients with advanced fibrosis, which explored three non-invasive imaging technologies, did not meet its primary endpoint. An interim analysis for our Phase 2b/3 clinical study, the NAVIGATE trial, is expected in the fourth quarter of 2024.  We may engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. Additional clinical trials may not start or be completed as we forecast and may not achieve the desired results. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate.

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

As we develop products eligible for clinical trials, we will contract with independent parties to assist us in the design of the trial protocols, arrange for and monitor the clinical trials, provide lab kits, collect data and analyze data and samples. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and will be dependent on governmental participation and funding. We have contracted with a third party, Covance (now known as Fortrea), for assistance with the design and conduct of our NAVIGATE trial.

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

Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. Some of our shareholders have registration rights to facilitate sales of large blocks of our common stock. We have filed a shelf registration statement to allow registered sales by us of up to $100 million, which includes the offer and sell shares of our common stock having an aggregate offering price of up to $35,967,000 from time to time pursuant to our At The Market Issuance Sales Agreement with H.C. Wainwright & Co., LLC. We may consider additional or other capital raising transactions within the next twelve months, which would likely result in issuances of additional shares that would be dilutive to current shareholders. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

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

A significant percentage of our outstanding stock is held by a limited number of investors, including Richard E. Uihlein. Mr. Uihlein, the chairman of our board of directors, who beneficially owns approximately 16.6% of our outstanding common stock as of February 29, 2024 (which does not include any shares issuable upon exercise of options and warrants) and the 10X Fund, LP , which now owns 9.6% of the issued and outstanding shares of common stock of the Company as of February 29, 2024 (which does not include any shares issuable upon exercise of options and warrants). Mr. Uihlein is also an investor in the 10X Fund as a limited partner but is not deemed to be a beneficial owner of, or have a reportable interest in, any shares owned by 10X Fund. As a result of their ownership of shares of common stock, Mr. Uihlein and 10X Fund have and will have significant influence over corporate actions requiring stockholder approval, including the following actions:

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

A pandemic similar to the COVID-19 pandemic, or the reemergence of the COVID-19 pandemic could adversely impact our business, including our preclinical studies and clinical trials.

The occurrence of a pandemic similar to the COVID-19 pandemic, or the reemergence of the COVID-19 pandemic could cause disruptions that could severely impact our business and our clinical trials including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or disruptions in non-clinical experiments due to unforeseen circumstances at contract research organizations and vendors along their supply chain;

•
increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting a contagious illness, being forced to quarantine, or not accepting in office or home health visits;

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

In addition, the trading prices for our common stock and other biopharmaceutical companies could experience extreme volatility during a pandemic.  The extent to which a pandemic may impact our business, preclinical studies and clinical trials will depend factors that we cannot predict or control, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Risk management and strategy

We have policies and processes designed to protect our information technology systems, which are managed by outside consultants.  Our cybersecurity consultants resolve issues in a timely manner in the event of a cybersecurity threat or incident.

As part of our broader risk management framework, from time to time, we seek to identify potential cybersecurity risks to our business and improve our policies and processes to address such risks. We have designed our business applications to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality reviews and communication and reporting structures, among other processes. We have an incident response plan in place that outlines containment, eradication and recovery plans in the event of a cybersecurity threat or incident.

We engage a third-party consultant to assist us with designing controls and our cybersecurity risk management framework. We are also engaging with a third party to perform penetration testing. We also retain third parties to assist with the monitoring and detection of cybersecurity threats and responding to any cybersecurity threats or incidents.

With respect to third parties that manage or use our information technology or data, we obtain reports to assess the security of their systems and processes. We engage in ongoing monitoring of third-party providers to ensure compliance with our cybersecurity standards.

We have not encountered cybersecurity threats or incidents that have had a material impact on our business.

Cybersecurity Governance

Our Nomination and Corporate Governance Committee has specific oversight responsibility for cybersecurity The Nomination and Corporate Governance Committee reviews and discusses with management our policies, practices and risks related to information security and cybersecurity.

Our chief financial officer has primary responsibility for assessing, monitoring and managing cybersecurity risks. We utilize cybersecurity consultants to monitor and report cybersecurity threats or incidents to our chief financial officer and to resolve issues arising from such threats or incidents.

Our chief financial officer updates the Nomination and Corporate Governance Committee on any risks related to cybersecurity as needed.

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

Holders of Common Stock

As of February 29, 2024, there were 138 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

•
the impact resulting from a pandemic or the reemergence of COVID-19, which delayed our clinical trial and development efforts, as well as the impact that such a pandemic has on the volatility of the capital market and our ability to access the capital market.

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

Results of Operations from the Years Ended December 31, 2023 and 2022

Research and Development Expense

	Year ended December 31,		2023 as Compared to 2022
	2023	2022	$Change	% Change
		(in thousands, except %)
Research and development	$32,130	$31,737	$393	1%

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

Our research and development expenses were as follows:

	Year Ended December 31,
	2023	2022
Direct external expenses:	(in thousands)

Clinical programs	$23,942	$26,746
Pre-clinical activities	3,021	1,262
Other research and development expenses:
Payroll and other including stock-based compensation	5,167	3,727
	$32,130	$31,737

Index
Clinical programs expenses decreased in the year ended December 31, 2023 over the year ended December 31, 2022 primarily due to costs related to our the NAVIGATE clinical trial activities and a decrease in costs related to contract manufacturing of belapectin.  Pre-clinical activities increased due to activities incurred in support of the clinical program such as development and reproductive toxicity studies, clinical supplies and other supportive activities. Payroll and other costs increased primarily due to additional employees being hired in research and development.

General and Administrative Expense

	Year ended December 31,		2023 as Compared to 2022
	2023	2022	$ Change	% Change
		(in thousands, except %)
General and administrative	$5,942	$6,615	$(673)	(10%)

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease for the year ended December 31, 2023, as compared to the same period for 2022 are due to a decrease in non-cash stock-based compensation of $624,000.

Other Income and Expense

During the year ended December 31, 2023, other income and expense consisted of $230,000 of interest income offset by interest expense and amortization of debt discounts on convertible notes payable and convertible line of credit of $2,792,000 and change in fair value of derivatives of $432,000.

During the year ended December 31, 2022, other income and expense consisted of $52,000 of interest income and change in fair value of derivatives of $557,000 offset by interest expense and amortization of debt discounts on convertible notes payable and convertible line of credit of $1,033,000.

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

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2023, we raised a net total of $284.5 million from these offerings. At December 31, 2023, the Company had $25.7 million of unrestricted cash and cash equivalents in addition to $30 million available under two lines of credit provided by our chairman available to fund future operations. The Company believes there is sufficient cash to fund currently planned operations through March 31, 2025. We will require more cash to fund our operations after March 31, 2025 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

2023 compared to 2022

Net cash used in operations increased by $1,909,000 to $32,965,000 for 2023, as compared to $31,056,000 for 2022. Cash operating expenses increased principally due to increased research and development activities primarily related to our NAVIGATE clinical trial and associated activities.

There were no equipment purchases or other investing activities in 2023 or 2022.

Net cash provided by financing activities was $40,033,000 during 2023 as compared to $10,000,000 during 2022, due primarily to the transactions described below.

In 2023, we received $30,000,000 in proceeds under a convertible line of credit provided by our chairman in addition to $10 million in proceeds from stock purchase warrants exercised by our chairman. In 2022, we received proceeds of $10,000,000 under a convertible line of credit provided by our chairman.

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

Due to the nature of our operations, assets and debt, we are not exposed to any significant market risks at December 31, 2023 and 2022.

Index
Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Our management has concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO 2013 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting. Management conducted an evaluation of internal controls based on the COSO 2013 framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Item 9B.	Other Information

Supplemental Line of Credit

On March 29, 2024, the Company and Richard E. Uihlein (the “Lender”) entered into a Supplemental Line of Credit Letter Agreement (the “Supplemental Credit Agreement”), pursuant to which the Lender shall provide the Company a line of credit of up to $10.0 million (the “Supplemental Line of Credit”) to finance the Company’s working capital needs. The Company may draw upon the Supplemental Line of Credit through March 31, 2025.

Each advance made pursuant to the Supplemental Credit Agreement shall be evidenced by an unsecured, convertible promissory note (individually, a “Promissory Note,” and collectively, the “Promissory Notes”), and bear interest at the Applicable Federal Rate for short term loans, plus two (2%) percent. Principal and interest on the Promissory Notes are due on or before March 31, 2026.

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

In connection with the Supplemental Credit Agreement, the Company agreed to issue the Lender warrants to purchase up to an aggregate of 200,000 shares of the Company’s common stock, par value $0.001 per share (collectively, the “Warrants”). The Company shall issue to the Lender Warrants ratably, upon borrowings under the Supplemental Line of Credit, with exercise prices equal to 150% of the closing price of the Company’s common Stock on the date of the Promissory Note evidencing such draw, but in no event more than $10.00 per share nor less than $3.00 per share. The Warrants expire on July 31, 2029.

The securities referred to in this Item 9B are being issued by the Company to the Lender in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relied, in part, upon representations from the Lender that the Lender is an accredited investor as defined in Regulation D under the Securities Act.

Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended December 31, 2023.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Each of our directors is elected annually and holds office until his or her successor has been elected and qualified or until the earlier of his or her death, resignation or removal. Our board of directors currently consists of eleven members, all of whom were elected at our 2023 Annual Meeting of Stockholders.

The following table sets for the certain biographical information about our directors as of February 28, 2024, and the qualifications, experiences and skills considered in determining that each such person should serve as a director.

Name	Age	Director Since
Gilbert F. Amelio, Ph.D. (2)(3)	80	2009
Benjamin S. Carson, Sr., M.D.	72	2023
Kary Eldred (1)	50	2018
Kevin D. Freeman (1)(2)(3)	62	2011
Joel Lewis	54	2017
Gilbert S. Omenn, M.D., Ph.D. (2)	82	2014
Marc Rubin, M.D. (3)	69	2011
Elissa J. Schwartz, Ph.D. (3)	53	2020
Harold H. Shlevin, Ph.D.	74	2019
Richard E. Uihlein, Chairman	78	2017
Richard A. Zordani (1)	51	2020

(1)	Member of audit committee
(2)	Member of compensation committee
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

Dr. Benjamin S. Carson, Sr., a director since 2023, served as the 17th Secretary of the U.S. Department of Housing and Urban Development (“HUD”) from 2017 to 2021. Dr. Carson is a world-renowned neurosurgeon who prior to serving as HUD Secretary was involved with more than 15,000 surgical procedures and was the recipient of numerous awards, including the Presidential Medal of Freedom, more than 70 honorary doctorate degrees and the Spingarn Medal, the NAACP’s highest honor. Dr. Carson serves on the Board of Directors for D.R. Horton, Inc. (NYSE: DHI), Covenant Logistics Group, Inc. (NASDAQ: CVLG), and Sinclair Broadcast Group, Inc. (NASDAQ: SBGI). In addition, Dr. Carson previously served on the Board of Directors of both The Kellogg Company (NYSE: K) and Costco Wholesale Corporation (NASDAQ: COST). Dr. Carson is the founder and current Chairman of the American Cornerstone Institute. Dr. Carson is on the Board of Directors of the Carson Scholars Fund, an organization he and his wife, Mrs. Candy Carson, founded in 1994. Throughout his distinguished career, Dr. Carson contributed to the field of medicine through the thousands of surgeries he performed and the many leadership positions he held, including serving as Director of the Division of Pediatric Neurosurgery at The Johns Hopkins Medical Institutions from 1984 to 2013 as well a Professor of Neurological Surgery, Oncology, Plastic Surgery, and Pediatrics at The Johns Hopkins Medical Institutions from 1999 to 2013. The Board believes that Dr. Carson’s extensive medical, management, director, leadership, financial, and information security experience make him highly qualified to serve as a member of our Board.

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

Clawback Policy

The SEC adopted final rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Act, and Nasdaq has adopted listing standards consistent with the SEC rules. In compliance with those standards, we have adopted an incentive compensation recoupment policy, or “clawback” policy, which applies to our executive officers, within the meaning of Section 10D of the Exchange Act and Rule 10D-1 promulgated thereunder, who were employed by the Company during the applicable recovery period. Under the policy, in the event that the financial results upon which a cash or equity-based incentive award was predicated become the subject of a financial restatement that is required because of material non-compliance with financial reporting requirements, the Compensation Committee will conduct a review of awards covered by the policy and recoup any erroneously awarded incentive-based compensation to ensure that the ultimate payout gives retroactive effect to the financial results as restated. The Company may not indemnify any such covered officer against the loss of such recovered compensation.

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

Index
EXECUTIVE OFFICERS

Joel Lewis, see above under directors.

Pol F. Boudes, M.D., age 66, became the Company’s Chief Medical Officer on March 2, 2020. Prior to joining the Company, Dr. Boudes served as the Chief Medical Officer of CymaBay Therapeutics from March 2014 through October 2019, where he worked on CymaBay’s proprietary NASH compound and was instrumental in inventing and launching programs in rare liver diseases. Prior to his time at CymaBay, Dr. Boudes served as the Chief Medical Officer of Amicus Therapeutics, a company focusing on rare lysosomal storage disorders. Following this experience, Dr. Boudes became a Board member of Protalix BioTherapeutics, a company developing plant cell expressed recombinant proteins with improved therapeutic profiles, notably for lysosomal disorders. Before his time working as a Chief Medical Officer, Dr. Boudes held positions of increased responsibilities in clinical development at Bayer HealthCare Pharmaceuticals, Wyeth Research, Hoffman-La Roche and Pasteur Merieux.

Jack W. Callicutt, age 56, became our Chief Financial Officer on July 1, 2013. From August 2011 through June 2012, Mr. Callicutt was the Chief Financial Officer of REACH Health, Inc., a telemedicine technology company headquartered in Alpharetta, GA. From April 2010 through August 2012, Mr. Callicutt was the Chief Financial Officer of Vystar Corporation, a publicly traded company that holds proprietary technology to remove antigenic proteins from natural rubber latex. Prior to that Mr. Callicutt was Chief Financial Officer of IVOX, Inc., Tikvah Therapeutics and Corautus Genetics, a publicly traded biotechnology company which was developing gene therapy for treatment of cardiovascular disease. Mr. Callicutt previously spent more than fourteen years in public accounting, most recently as a senior manager at Deloitte, where he specialized in technology companies from 1989 to 2003. Mr. Callicutt is a Certified Public Accountant and graduated with honors from Delta State University with a B.B.A. in accounting and computer information systems.

None of the directors, executive officers and significant employees share any familial relationship.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes of ownership of such securities with the SEC. All reports were timely filed during the fiscal year ended December 31, 2023, except as set forth below.

Delinquent Section 16(a) Reports

One of our directors, Dr. Benjamin S. Carson, Sr. did not timely file one initial ownership report on Form 3.

Item 11.	Executive Compensation

COMPENSATION PHILOSOPHY DISCUSSION

The Compensation Committee is responsible for creating and reviewing the compensation of the Company’s executive officers, as well as overseeing the Company’s compensation and benefit plans and policies and administering the Company’s equity incentive plans. The following Compensation Philosophy Discussion (“Compensation Discussion”) describes our 2023 executive compensation program and explains the Company’s compensation philosophy, policies, and practices, focusing primarily on the compensation of our named executive officers, or NEOs. This Compensation Discussion is intended to be read in conjunction with the tables that follow, which provide detailed historical compensation information for our following NEOs:

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

Executive Compensation Review and Design

The Company has historically conducted a review of the a level of its executive compensation, as well as the mix of elements used to compensate its NEOs. The Company has based this review primarily on the experience of the members of the Compensation Committee and our Board, many of whom sit on the boards of directors of, or have previously advised, numerous companies, including companies in the life sciences industry.

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

Several years ago, the Compensation Committee undertook a review of our compensation policies and practices and retained the compensation consulting firm of Barney & Barney LLC to provide compensation information and analysis with respect to the life science and healthcare industry and with respect to our peer companies within the industry. Barney & Barney LLC reviewed information from industry and other sources, surveys and databases, including publicly-available compensation information of other companies with which we compete, to gauge the competitiveness of our compensation programs. Barney & Barney LLC then reported its findings to the Compensation Committee, with recommendations to bring the Company’s executive compensation closer to the 50th percentile of the total compensation of our competitor companies. These findings continued to inform the Compensation Committee’s decisions on compensation in subsequent years, including 2023.

The Compensation Committee may use a compensation consultant in the future and will take into account publicly-available data relating to the compensation practices and policies of other companies within and outside our industry. The Compensation Committee intends to benchmark its executive compensation program to target at least the 50th percentile of the total compensation programs of our competitor companies; however, adjusted as deemed to be in the best interest of the Company to assure retention of key employees during the NAVIGATE trial.

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

Name	2023 Base Salary		2022 Base Salary
Joel Lewis	$578,000	(1)	$525,000	(1)
Pol F. Boudes, M.D.	$535,000		$475,000
Jack W. Callicutt	$368,000		$320,000

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

In prior years, performance bonuses were awarded based on the Company’s Employee Short-Term and Long-Term Incentive Program (the “Program”), which was adopted for executives and employees of the Company. The Program is a performance-based program and was adopted in recognition of the importance of aligning executive and employee interests with that of our stockholders. Our Program is designed to reward the efforts of our executives and employees and to be competitive in attracting and retaining them. There are two elements of the Program: (1) a short-term incentive in the form of cash bonuses and (2) a long-term incentive in the form of stock option grants. The cash bonus incentive is targeted to be up to 30% to 50% of the NEO’s base salary as of the end of the applicable year. Half of each NEO’s annual performance bonus is based upon achievement of the Company’s documented performance objectives for the year and the other half is based upon achievement of individual performance objectives set for the year. The 2023 performance bonuses were paid in February 2024.

Name	Performance Bonus Amount	Awarded Amount As % of Base Salary
Joel Lewis	$289,000	50%
Pol F. Boudes, M.D.	$160,500	30%
Jack W. Callicutt	$110,400	30%

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

On January 26, 2023, the NEOs were awarded the options noted below based on 2022 performance. For the performance options, 25% vest on each of June 30, 2023, December 31, 2023, June 30, 2024, and December 31, 2024. The exercise price of the options is set at the closing price of our stock as of the grant date.

Name	Grant Date	Number of Securities Underlying Options	Exercise Price
Joel Lewis	1/26/2023	70,000	$1.11
Pol Boudes, M.D.	1/26/2023	50,000	$1.11
Jack W. Callicutt	1/26/2023	50,000	$1.11

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

Index
The Deferred Stock Unit Agreement with Mr. Lewis specifies that 20% of his base salary and performance bonuses will be paid in cash, and 80% will be paid in the form of deferred stock units (“DSUs”) through December 31, 2022 in accordance with the terms and subject to the provisions set forth in the DSU Agreement. DSUs credited to Mr. Lewis as of any date shall be fully vested and nonforfeitable at all times. Pursuant to an amendment to the DSU Agreement in July 2022, the Company shall issue the shares earned through December 31, 2022 underlying the outstanding whole number of DSUs credited to Mr. Lewis as follows: twenty five percent shall be issued on March 1, 2023, fifty percent shall be issued on March 1, 2024 and twenty five percent shall be issued on September 1, 2028. On March 1, 2023, twenty five percent of the DSU’s were issued to Mr. Lewis in accordance with the DSU Agreement. A total of 183,900 shares were due to be issued; however, 75,529 shares were withheld to cover income tax withholding of $156,345 resulting in 108,371 shares actually issued. Additionally, a 2023 DSU Agreement was executed in July 2022, whereby Mr. Lewis would continue to receive 20% of salary in cash and 80% in DSUs for 2023. The shares under the 2023 DSU Agreement are to be issued fifty percent on March 1, 2025 and fifty percent on January 5, 2026.

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

Index
SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to our NEOs for the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Joel Lewis, Chief Executive Officer & President	2023(2)	573,583	289,000	55,924	45,140(3)	963,647
	2022(2)	522,917	262,500	103,517	85,247(4)	974,181
Pol F. Boudes, M.D., Chief Medical Officer	2023(5)	530,000	160,500	39,946	39,834(6)	770,280
	2022(5)	473,333	142,500	73,940	104,804(7)	794,577
Jack W. Callicutt, Chief Financial Officer	2023(8)	364,000	110,400	39,946	47,073(9)	561,419
	2022(8)	318,508	96,000	73,940	78,116(10)	566,564

(1)
Represents the aggregate grant date fair value of option awards made during 2023 and 2022 computed in accordance with the Stock Compensation Topic of the FASB ASC, as modified of supplemented. Fair value was calculated using the Black-Scholes options pricing model. For a description of the assumptions used to determine these amounts, see Note 9 of the Notes to the Consolidated Financial Statements in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2023 and 2022.

(2)
Mr. Lewis’s performance bonuses for 2023 and 2022 were approved in January 2023 and January 2024, respectively. Pursuant to his employment agreement 20% of his salary and bonus were paid in cash and 80% were awarded in deferred stock units through December 31, 2023.

(3)	Includes $33,244 for health and other insurance and $11,896 for 401(k) plan contributions.
(4)	Includes $73,047 for health and other insurance and $12,200 for 401(k) plan contributions.
(5)	Dr. Boudes’ performance bonuses for 2023 and 2022 were approved in January 2023 and January 2022, respectively.
(6)	Includes $26,634 for health and other insurance and $13,200 for 401(k) plan contributions.
(7)	Includes $92,604 for health and other insurance and $11,200 for 401(k) plan contributions.
(8)	Mr. Callicutt’s performance bonuses for 2023 and 2022 were approved in January 2023 and January 2022, respectively.
(9)	Includes $33,873 for health and other insurance and $12,200 for 401(k) plan contributions.
(10)	Includes $65,916 for health and other insurance and $12,200 for 401(k) plan contributions.

Index
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2023

The following table sets forth information regarding all outstanding equity awards held by the NEOs at December 31, 2023. The exercise price of the options is set at the closing price of our stock at the date prior to or as of the date of grant. Outstanding options have been approved by our Compensation Committee and our Board.

			Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joel Lewis	54,250(1)	—		2.39	12/14/2027	—	—	—	—
	35,000(2)	—		4.72	01/16/2029
	40,000(3)	—		2.86	01/09/2030
	250,000(4)	—		2.65	08/31/2030
	70,000(5)	—		2.11	03/25/2031
	—	140,000(6)		2.11	03/25/2031
	70,000(7)	—		1.98	01/24/2032
	35,000(8)	35,000(8)		1.11	01/26/2033
Pol F. Boudes, M.D.	180,000(9)	120,000(9)		1.75	03/12/2030	—	—	—	—
	50,000(5)	—		2.11	03/25/2031
	—	100,000(6)		2.11	03/25/2031
	50,000(7)	—		1.98	01/24/2032
	25,000(8)	25,000(8)		1.11	01/26/2033
Jack W. Callicutt	26,000(10)	—		13.38	01/21/2024	—	—	—	—
	8,706(11)	—		1.37	01/20/2026
	90,000(12)	—		5.87	01/15/2028
	90,000(13)	—		4.16	05/22/2028
	50,000(14)	—		4.72	01/16/2029
	50,000(15)	—		2.86	01/09/2030
	50,500(5)	—		2.11	03/25/2031
	—	100,000(6)		2.11	03/25/2031
	50,000(7)	—		1.98	01/24/2032
	25,000(8)	25,000(8)		1.11	01/26/2033

(1)	100% of the options vested in full on December 14, 2018.
(2)	100% of the options vested in full on January 16, 2020.
(3)	100% of the options vested in full on December 31, 2020.
(4)	One-twelfth of the total options vest quarterly from August 31, 2020, which was the grant date.
(5)	25% of the options vested on September 30, 2021, 25% vested on March 31, 2022, 25% vested on September 30, 2022, 25% vest on March 31, 2023.
(6)	100% of the options vest when the Company has received the interim results of the NAVIGATE clinical trial and makes a public announcement that it has received the interim results.
(7)	25% of the options vested on June 30, 2022, 25% vested on December 31, 2022, 25% vest on June 30, 2023, 25% vest on December 31, 2023.
(8)	25% of the options vested on June 30, 2023, 25% vested on December 31, 2023, 25% vest on June 30, 2024, 25% vest on December 31, 2024.
(9)	20% of the options vest on each of March 2, 2021, March 2, 2022, and March 2023 and 40% of the options vest on March 2, 2024.
(10)	25% of the options vested on January 21, 2014, the grant date with the remainder vested ratably on a monthly basis over a three-year period.
(11)	25% of the options vested on January 29, 2015, the grant date with the remainder vested ratably on a monthly basis over a three-year period.
(12)	25% of the options vested on January 15, 2018 (grant date), 25% vested on June 30, 2018, and 50% vested on December 31, 2018.
(13)	25% of the options vested on June 30, 2018, 25% vested on September 30, 2018, and 50% vested on December 31, 2018.
(14)	25% of the options vested on June 30, 2019, 25% vested on December 31, 2019, 25% vested on June 30, 2020, and 25% vested on December 31, 2020.
(15)	25% of the options vested on June 30, 2020, 25% vested on December 31, 2020, 25% vested on June 30, 2021, and 25% vested on December 31, 2021.

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

Index
DIRECTOR COMPENSATION

The following table details the total compensation earned by our non-employee directors during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Gilbert F. Amelio, Ph.D.	55,500	—	31,735	—	—	87,235
Benjamin S. Carson, Sr., M.D.	2,717	—	—	—	—	2,717
James C. Czirr (5)	40,000	—	31,735	—	—	71,735
Kary Eldred	47,500	—	31,735	—	—	79,235
Kevin D. Freeman	56,000	—	31,735	—	—	87,735
Gilbert S. Omenn, M.D., Ph.D.	50,000	—	31,735	—	—	81,735
Marc Rubin, M.D.	43,500	—	31,735	—	—	75,235
Elissa J. Schwartz, Ph.D.	43,500	—	31,735	—	—	75,235
Harold H. Shlevin, Ph.D.	40,000	—	31,735	—	—	71,735
Richard Uihlein	—	40,000	31,735	—	—	71,735
Richard A. Zordani	55,000	—	31,735	—	—	86,735

(1)	Mr. Uihlein elected to receive restricted stock in lieu of cash retainer for their service. The restricted shares vested in full on December 31, 2023.
(2)
Represents the grant date fair value of option awards based upon the Black Scholes valuation model made in 2023. The option grants were made on January 26, 2023. Each non-employee director received one grant of 40,000 options which will vest in full on December 31, 2023. For a description of the assumptions used to determine these amounts, see Note 9 to the Notes to the Consolidated Financial Statements herein our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

(3)	Excludes travel expense reimbursements.
(4)	Dr. Carson joined the Board of Directors in December 2023.
(5)	Mr. Czirr retired from the Board of Directors in December 2023.

Name	Number of Shares Subject to Option Awards Held as of December 31, 2023
Gilbert F. Amelio, Ph.D.	255,000
Benjamin S. Carson, Sr., M.D.	100,000
James C. Czirr	455,125
Kary Eldred	291,875
Kevin D. Freeman	353,125
Gilbert S. Omenn, M.D., Ph.D.	368,750
Marc Rubin, M.D.	294,565
Elissa J. Schwartz, Ph.D.	190,000
Harold H. Shlevin, Ph.D.	583,000
Richard Uihlein	256,362
Richard A. Zordani	190,000
TOTAL	3,337,802

For a more detailed description of the assumptions used for purposes of determining grant date fair value, see Note 9 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included herein the Form 10-K for the 2023 fiscal year.

We also reimburse our directors for reasonable travel and other related expenses.

Pursuant to the Company’s cash compensation program for directors, non-employee directors of the Company will receive an annual cash retainer of $40,000. Each Nominating and Corporate Governance Committee member will receive an additional cash retainer of $3,500; each Compensation Committee member will receive an additional cash retainer of $5,000; and each Audit Committee member will receive an additional cash retainer of $7,500. In addition to the annual fee and committee membership retainers, the Nominating and Corporate Governance Committee Chairman will receive an annual cash retainer of $3,500; the Compensation Committee Chairman will receive an annual cash retainer of $5,000; and the Audit Committee Chairman will receive an annual cash retainer of $7,500.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 29, 2024, certain information concerning the beneficial ownership of our common stock and Series A Preferred Stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. The table also sets forth, in its final column, the combined voting power of the voting securities on all matters presented to the stockholders for their approval at the Annual Meeting, except for such separate class votes as are required by law.

Index
The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after February 29, 2024 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock (3)	Shares of Series A Preferred Stock Beneficially Owned	Percent of Series A Preferred Stock (4)
5% Stockholders
James C. Czirr	12,839,201(5)	18.9%	100,000	7.9%
10X Fund, L.P. (8)	11,679,460(6)	17.3%	—	—
David Smith (9)	—	—	175,000	13.9%
Early Equities LLC (9)	—	—	100,000(7)	7.9%
Richard E. Uihlein (11)	32,771,532(12)	28.7%	—	—
Directors and Named Executive Officers
Benjamin S. Carson, Sr., M.D.	100,000	*	—	—
Gilbert F. Amelio, Ph.D.	215,614	*	—	—
Kevin Freeman	984,184(10)	1.6%	—	—
Joel Lewis	1,600,762	2.5%	—	—
Gilbert S. Omenn, M.D., Ph.D.	380,990	*	50,000	3.8%
Marc Rubin, M.D.	238,146	*	—	—
Richard E. Uihlein	32,771,532(12)	28.7%	—	—
Richard A. Zordani	150,353	*	—	—
Elissa J. Schwartz, Ph.D.	121,000	*	—	—
Kary Eldred	713,739(13)	1.1%	—	—
Harold H. Shlevin, Ph.D.	483,706	*	—	—
Pol F. Boudes	305,000	*	—	—
Jack W. Callicutt	421,905	*	—	—
All executive officers and directors as a group (13 persons)	38,526,931(14)	43.9%	50,000	3.8%

* Less than 1%.
(1)	Except as otherwise indicated, the address for each named person is c/o Galectin Therapeutics Inc., 4960 Peachtree Industrial Blvd., Suite 240, Norcross, GA 30071.
(2)
Includes the following number of shares of our common stock issuable upon exercise of outstanding stock options granted to our named executive officers and directors that are exercisable within 60 days after February 29, 2024.

Directors, Nominees and Named Executive Officers	Options Exercisable Within 60 Days
Benjamin S. Carson, Sr., M.D.	100,000
Gilbert F. Amelio, Ph.D.	195,000
Marc Rubin, M.D.	224,565
Gilbert S. Omenn, M.D., Ph.D	298,750
Kevin Freeman	283,125
Kary Eldred	221,875
Joel Lewis	554,250
Richard E. Uihlein.	186,362
Harold Shlevin, Ph.D.	475,000
Richard A. Zordani	120,000
Elissa J. Schwartz, Ph.D.	120,000
Pol F. Boudes, M.D.	305,000
Jack Callicutt	413,706
All executive officers and directors as a group	3,497,633

(3)
For each named person and group included in this table, percentage ownership of our common stock is calculated by dividing the number of shares of our common stock beneficially owned by such person or group by the sum of (i) 61,903,672 shares of our common stock outstanding as of February 29, 2024 and (ii) the number of shares of our common stock that such person has the right to acquire within 60 days after February 29, 2024.

(4)	Based on 1,235,000 shares of Series A preferred stock outstanding as of February 29, 2024.
(5)
Includes (i) 5,947,207 shares of common shares, and (ii) 5,732,253 common shares issuable upon exercise of warrants as to which Mr. Czirr, in his capacity as a managing member of 10X Capital Management Fund, LLC, a Florida limited liability company and general partner of 10X Fund (referred to herein as 10X Management) has shared voting and investment power, and disclaims beneficial ownership, also includes 775,616 shares of common stock owned directly by Mr. Czirr, 384,125 shares issuable upon the exercise of vested stock options owned by Mr. Czirr, and 16,667 shares of our common stock issuable upon conversion of Series A preferred stock owned by Mr. Czirr.

(6)	Includes (i) 5,947,207 shares of common shares, and (ii) 5,732,253 common shares issuable upon exercise of warrants.
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
(10)
Includes 511,158 shares of the Company’s common stock managed by Cross Consulting and Services, LLC, a Texas limited liability company, d/b/a Freeman Global Investment Counsel. Mr. Freeman, in his capacity as CEO of Freeman Global Investment Counsel, has voting and investment control over, but disclaims beneficial ownership of, these shares.

(11)	Contact: c/o Uline Corporation, 12575 Uline Drive, Pleasant Prairie, WI 53158
(12)
Includes (i) 10,296,461 shares of common stock, (ii) 1,700,180 common shares issuable upon the exercise of common stock purchase warrants, (iii) 186,362 common shares issuable upon the exercise of common stock options, (iv) 83,334 common shares issuable upon conversion of Series C preferred non-voting stock, (iv) 6,519,821 common shares issuable upon conversion of convertible notes payable and (v) 13,985,374 common shares issuable upon conversion of convertible line of credit.

(13)
Includes 49,313 shares of common stock, 6,599 common stock purchase warrants, and 221,875 common stock options personally owned by Mr. Eldred and 431,527 shares of common, and 4,425 shares of Common Stock held in a trust for a minor child; however, Mr. Eldred disclaims beneficial ownership of the shares and warrants owned by such private foundations and trust.

Index
EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2023, about the securities issued, or authorized for future issuance, under our equity compensation plans, consisting of our 2001 Stock Incentive Plan, our 2003 Non-Employee Director Stock Incentive Plan, our 2009 Incentive Compensation Plan and our 2019 Omnibus Equity Incentive Plan at December 31, 2023.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,333,841	$2.66	3.954.727

Item 13.	Certain Relationships, Related Transactions and Director Independence

Certain Relationships and Related Transactions

Except as set forth below, since the beginning of fiscal year 2023, we did not participate in any transactions in which any of the Company’s executive officers, any beneficial owner of more than 5% of our common stock, nor any of their immediate family members, had a direct or indirect material interest.

Our Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, conduct an appropriate review of, and be responsible for the oversight of, all related party transactions on an ongoing basis. Except as set forth below, there were no related party transactions during the fiscal year ended December 31, 2023.

The Company entered into an unsecured convertible line of credit totaling $60 million convertible notes payable with Richard E. Uihlein, a director and shareholder, pursuant to an agreement in July 2022 under which the Company made borrowings in 2023. Additional details of the convertible line of credit are included in Footnote 10 to the financial statements in this Form 10-K.

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

Item 14.	Principal Accountant Fees and Services

The Board of Directors has appointed Cherry Bekaert LLP as our independent auditors for the fiscal year ending December 31, 2023.

FEES PAID TO CHERRY BEKAERT LLP

	Fiscal Year 2023	Fiscal Year 2022
Audit Fees (1)	$177,000	$155,000
Audit-Related Fees (2)	8,000	15,000
Tax Fees	48,812	35,750
All Other Fees	—	—
Total Fees	$233,812	$205,750

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements dated December 31, 2023 and 2022 included in our Annual Reports on Form 10-K for fiscal years then ended, and review of financial statements included in our Quarterly Reports on Form 10-Q for each fiscal quarter during the 2023 and 2022 fiscal years.

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

3.5
Certificate of Designation of Preferences, Rights and Limitation of Series C Super Dividend Convertible Preferred Stock of Pro- Pharmaceuticals, Inc., as filed with the Secretary of State of Nevada on December 30, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 6, 2011.)

3.6
Certificate of Change as filed with the Nevada Secretary of State on March 1, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 23, 2012.)

3.7	Amendment to the Articles of Incorporation of Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Commission on March 30, 2023)

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 29, 2016.)

4.2	Form of Common Stock Purchase Warrant issued to Richard E. Uihlein (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 19, 2017.)

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

4.5	Form of Amended and Restated Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

Index
Exhibit Number	Description of Document

4.6	Form of Amended and Restated 10X Fund Class B Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2019.)

4.7	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 6, 2019.)

4.8	Form of Warrant Agency Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Commission on March 6, 2019.)

4.09	Form of Common Stock Purchase Warrant (Incorporated by reference to exhibit 4.1 the Company’s Current Report on Form 8-K as filed with the Commission on July 26, 2022.)

4.10	Description of Registrant’s securities (Incorporated by reference to exhibit 4.20 the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed on March 31, 2021.)

4.11*	Warrant Extension Agreement between the Company and 10X Fund L.P.

4.12*	Form of Common Stock Purchase Warrant

10.1†	Galectin Therapeutics 2019 Omnibus Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive proxy statement filed with the Commission on October 17, 2019.)

10.2*	Form of Stock Option Award Agreement under Galectin Therapeutics 2019 Omnibus Equity Incentive Plan

10.3*	Form of Restricted Stock Unit Award Agreement under Galectin Therapeutics 2019 Omnibus Equity Incentive Plan

Index
Exhibit Number	Description of Document

10.4†
Employment Agreement dated June 20, 2013 between Jack W. Callicutt and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2013.)

10.5†
Amendment to Employment Agreement dated August 11, 2017 between Jack W. Callicutt and Galectin Therapeutics Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2017.)

10.6†
Employment Agreement, dated February 19, 2020, by and between Galectin Therapeutics Inc. and Pol F. Boudes, M.D. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on February 20, 2020.)

10.7***
Master Services Agreement, effective as of March 12, 2020, by and between Galectin Therapeutics, Inc. and Covance Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 17, 2020.)

10.8***
Work Order, dated as of March 12, 2020, by and between Galectin Therapeutics, Inc. and Covance Clinical Research Unit Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on March 17, 2020.)

10.9***
Work Order, dated as of June 22, 2020, by and between Galectin Therapeutics Inc. and Covance Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 26, 2020.)

10.10	Convertible Promissory Note, dated April 16, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on April 19, 2021.)

10.11	Loan Agreement, dated September 17, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 21, 2021.)

10.12	Unsecured Convertible Promissory Note, dated September 17, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on September 21, 2021.)

10.13	Unsecured Convertible Promissory Note, dated December 20, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 21, 2021.)

10.14
Line of Credit Letter Agreement, dated as of July 25, 2022, by and between Richard E. Uihlein and the Company. (Incorporated by reference to exhibit 10.1 the Company’s Current Report on Form 8-K as filed with the Commission on July 26, 2022.)

10.15	Form of Convertible Promissory Note issued to Richard E. Uihlein. (Incorporated by reference to exhibit 10.2 the Company’s Current Report on Form 8-K as filed with the Commission on July 26, 2022.)

10.16	Employment Agreement Amendment of Joel Lewis. (Incorporated by reference to exhibit 10.3 the Company’s Current Report on Form 8-K as filed with the Commission on July 26, 2022.)

10.17	2023 Deferred Stock Unit Agreement. (Incorporated by reference to exhibit 10.4 the Company’s Current Report on Form 8-K as filed with the Commission on July 26, 2022.)

10.18	2020 Deferred Stock Unit Amendment. (Incorporated by reference to exhibit 10.5 the Company’s Current Report on Form 8-K as filed with the Commission on July 26, 2022.)

10.19*	Supplemental Line of Credit Agreement, dated as of March 29, 2024, by and between Richard E. Uihlein and the Company.

10.20*	Form of Convertible Promissory Note issued to Richard E. Uihlein

Index
Exhibit Number	Description of Document

21.1*	Subsidiaries of Galectin Therapeutics Inc.

23.1*	Consent of Cherry Bekaert LLP, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Executive Compensation Clawback Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
#	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***
Galectin Therapeutics, Inc. has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

Item 16.	Form 10–K Summary

None

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2024.

GALECTIN THERAPEUTICS INC.

By:	/S/ JOEL LEWIS
Name: JOEL LEWIS.
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOEL LEWIS	Chief Executive Officer, President and Director	March 29, 2024
Joel Lewis	(principal executive officer)

/S/ JACK W. CALLICUTT	Chief Financial Officer	March 29, 2024
Jack W. Callicutt	(principal financial and accounting officer)

/S/ RICHARD E. UIHLEIN	Director and Chairman of the Board	March 29, 2024
Richard E. Uihlein

/S/ GILBERT F. AMELIO, Ph.D.	Director	March 29, 2024
Gilbert F. Amelio, Ph.D.

/S/ BENJAMIN S. CARSON, SR., M.D.	Director	March 29, 2024
Benjamin S. Carson, Sr., M.D.

/S/ KARY ELDRED	Director	March 29, 2024
Kary Eldred

/S/ KEVIN D. FREEMAN	Director	March 29, 2024
Kevin D. Freeman

/S/ GILBERT S. OMENN, M.D., Ph.D.	Director	March 29, 2024
Gilbert S. Omenn, M.D., Ph.D.

/S/ MARC RUBIN, M.D.	Director	March 29, 2024
Marc Rubin, M.D.

/S/ ELISSA J. SCHWARTZ, Ph.D.	Director	March 29, 2024
Elissa J. Schwartz, Ph.D.

/S/ HAROLD H. SHLEVIN, Ph.D.	Director	March 29, 2024
Harold H. Shlevin, Ph.D.

/S/ RICHARD A. ZORDANI	Director	March 29, 2024
Richard A. Zordani

Index

Galectin Therapeutics Inc. and subsidiaries
Table of Contents

1.	Reports of Independent Registered Public Accounting Firm (PCAOB ID 677)	F-1
2.	Consolidated Balance Sheets as of December 31, 2023 and 2022	F-3
3.	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022	F-4
4.	Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022	F-5
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022	F-7
6.	Notes to Consolidated Financial Statements	F-8

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Galectin Therapeutics Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Galectin Therapeutics Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinions.

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

Description of Matter	Going Concern

As described further in Note 1 to the consolidated financial statements, the Company has incurred losses each year from inception through December 31, 2023, and expects to incur additional losses in the foreseeable future. Currently, management’s forecasts and related assumptions illustrate the Company’s ability to sufficiently fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

Management made judgments to conclude that it is probable the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. The judgments with the highest degree of impact and subjectivity in reaching this conclusion included management’s estimates of research and development clinical trial costs and other general and administrative costs. As a result, a high degree of auditor judgment and increased audit effort was required in performing audit procedures to evaluate the reasonableness of management’s estimates.

How We Addressed the Matter in Our Audit	Our audit procedures included the following:

	•	Obtained an understanding of the internal controls and processes in place over the Company’s preparation of forecasted information and considerations of the Company’s obligations.

•
Tested the reasonableness of the forecasted research and development expenses, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the consolidated financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, consideration of the Company’s relationships with its financing partners, performance of a sensitivity analysis of accelerated uses of cash, and creation of an independent estimate of expected future cash flows.

Description of Matter	Valuation of Derivative Liabilities and Warrant Modification

As discussed in Note 5 to the consolidated financial statements, during the year ended December 31, 2021, the Company and a related party entered into three debt financing arrangements for a total of $30 million loaned to the Company. These arrangements include various conversion and other features, including a contingent interest component that has been bifurcated and recognized as a derivative liability. At December 31, 2023, the Company’s derivative liabilities related to the related party convertible notes payable totaled $1,004 thousand. Additionally, as discussed in Note 8, the Company modified common stock purchase warrants held by a related party on September 22, 2023, which led to the recognition of a deemed dividend for the change in fair value of the warrants of $3,319 thousand. As more fully described in Note 6 and Note 8 to the consolidated financial statements, the Company utilized a Monte Carlo Geometric Brownian Stock Path Model and Black-Scholes option pricing model in measuring the fair value of these instruments, which requires the use of estimates and assumptions.

Auditing management’s valuations of the derivative liabilities and warrant modification was challenging due to the complexity of the valuation models and the inputs that are highly sensitive to changes such as the common stock market price, volatility, risk free rates, and yields.

How We Addressed the Matter in Our Audit	Our audit procedures included, among others, the following:

	•	Obtained an understanding of the internal controls and processes in place over the Company’s process used in determining the valuation of the derivative liabilities and warrant modification.

	•	Evaluated the Company’s use of the models used and tested the significant assumptions used in the models, as described above.

	•	Evaluated the completeness and accuracy of underlying data used in supporting the assumptions and estimates.

	•	In addition, we involved valuation specialists to assist in assessing the significant assumptions and methodologies used by the Company.

Index
Description of Matter	Accrued and Prepaid Clinical Trial Expenses

The Company’s accrued expenses total approximately $9.2 million at December 31, 2023, which included the estimated obligation for clinical trial expenses incurred as of December 31, 2023, but not paid as of that date in the amount of approximately $8.0 million. In addition, the Company’s total prepaid expenses and other current assets totaled $2.1 million, which included amounts that were paid in advance of services incurred pursuant to clinical trials in the amount of approximately $1.1 million.

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

We have served as the Company’s auditor since 2015.

/s/ Cherry Bekaert LLP

Atlanta, Georgia
March 29, 2024

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,660	$18,592
Prepaid expenses and other current assets	2,050	1,960
Total current assets	27,710	20,552
Property and equipment, net	—	—
Other	490	733
Total assets	$28,200	$21,285
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,431	$3,890
Accrued expenses	9,182	9,058
Accrued dividends payable	63	64
Total current liabilities	15,676	13,012
Convertible notes payable and accrued interest, net of debt discounts – related party (Note 5)	30,902	29,964
Derivative liabilities (Note 6)	1,004	573
Borrowing and accrued interest under convertible line of credit, net of debt discount – related party (Note 10)	40,839	9,864
Other liabilities	20	66
Total liabilities	88,441	53,479
Commitments and contingencies (Note 12)
Series C 6% super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 issued and outstanding at December 31, 2023 and 2022, redemption value: $8,177,000, liquidation value: $1,760,000 at December 31, 2023	1,723	1,723
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at December 31, 2023 and 2022, 20,000,000 shares designated at December 31, 2023 and 2022, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,235,000 and 1,260,000 issued and outstanding at December 31, 2023 and 2022, respectively, liquidation value $1,235,000 at December 31, 2023	500	510
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2023 and 2022, 61,852,914 and 59,426,005 issued and outstanding at December 31, 2023 and 2022, respectively	61	59
Additional paid-in capital	291,847	275,081
Accumulated deficit	(354,372)	(309,567)
Total stockholders’ deficit	(61,964)	(33,917)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$28,200	$21,285

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$32,130	$31,737
General and administrative	5,942	6,615
Total operating expenses	38,072	38,352
Total operating loss	(38,072)	(38,352)
Other income (expense):
Interest income	230	52
Interest expense	(2,792)	(1,033)
Change in fair value of derivatives	(432)	557
Total other expense	(2,994)	(424)
Net loss	$(41,066)	$(38,776)
Preferred stock dividends	(120)	(97)
Warrant modification	(3,619)	—
Net loss applicable to common stockholders	$(44,805)	$(38,873)
Basic and diluted net loss per share	$(0.74)	$(0.65)
Weighted average common and potential common shares outstanding basic and diluted	60,159	59,391

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2023 and 2022
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at January 1, 2022	176	$1,723
Balance at December 31, 2022	176	$1,723
Balance at December 31, 2023	176	$1,723

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) —   (Continued)
For the Years Ended December 31, 2023 and 2022
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2022	1,302,500	$527	59,341,305	$59	$271,001	$(270,694)	$893
Series A 12% convertible preferred stock dividend			25,625		40	(40)
Series C super dividend redeemable convertible preferred stock dividend			35,200		57	(57)
Conversion of Series A Convertible Preferred to common	(42,500)	(17)	7,287		17
Issuance of common stock purchase warrants in connection with related party line of credit					899		899
Stock-based compensation expense			16,588		3,067		3,067
Net loss						(38,776)	(38,776)

Balance at December 31, 2022	1,260,000	$510	59,426,005	$59	$275,081	$(309,567)	$(33,917)
Series A 12% convertible preferred stock dividend			25,200		50	(50)
Series C super dividend redeemable convertible preferred stock dividend			35,200		70	(70)
Conversion of Series A Convertible Preferred to common	(25,000)	(10)	4,257		10
Issuance of common stock from exercise of warrants			2,236,204	2	10,031		10,033
Issuance of common stock purchase warrants in connection with related party line of credit					671		671
Warrant modification					3,619	(3,619)
Stock-based compensation expense			126,048		2,315		2,315
Net loss						(41,066)	(41,066)

Balance at December 31, 2023	1,235,000	$500	61,852,914	$61	$291,847	$(354,372)	$(61,964)

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,066)	$(38,776)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of right to use asset	33	32
Stock-based compensation expense	2,261	2,867
Non-cash interest expense	697	410
Change in fair value of derivatives	432	(557)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(90)	101
Accrued interest on convertible notes payable and convertible line of credit – related party	2,097	623
Accounts payable, accrued expenses and other liabilities	2,671	4,244
Net cash from operating activities	(32,965)	(31,056)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash from investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible line of credit – related party	30,000	10,000
Net proceeds from exercise of common stock purchase warrants	10,033	—
Net cash from financing activities	40,033	10,000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	7,068	(21,056)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,592	39,648
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,660	$18,592
NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$120	$97
Reclassification of accrued bonus to additional paid in capital	210	200
Noncash right to use lease asset	—	111
Common stock purchase warrants issued in connection with related party line of credit	671	899

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

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2023, the company had $25,660,000 of unrestricted cash and cash equivalents available to fund future operations. In July 2022, the Company entered into a $60 million unsecured line of credit financing, of which $20 million remains available at December 31, 2023, with its chairman, Richard E. Uihlein (See Note 10). Additionally, on March 29, 2024, the Company entered into a supplemental unsecured $10 million line of credit financing also provided by our chairman (See Note 15). The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through March 31, 2025. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

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

Fair Value Measurements. The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The estimated value of accounts payable and accrued expenses approximates their carrying value due to their short-term nature. See Footnote 6 for Fair Value of Derivatives related to Convertible Notes Payable at December 31, 2023 and 2022, which are level 3 liabilities.

Cash and Cash Equivalents. The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents at December 31, 2023 or 2022.

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

Security Deposit. At December 31, 2023 and 2022, the Company had a security deposit of $6,000 for leased office space included in Prepaid Expenses and Other Current Assets.

Long-Lived Assets. The Company reviews all long-lived assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of assets to be held or used is measured by comparison of the carrying value of the asset to the future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds the discounted future cash flows expected to be generated by the asset. There were no impairments of long-lived assets at December 31, 2023 or 2022.

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

Warrants. The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. There were no warrant liabilities as of December 31, 2023 or 2022.

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

Index
3.	Property and Equipment

Property and equipment consist of the following at December 31:

	2023	2022
	(in thousands)
Leasehold improvements	$2	$2
Computer and office equipment	13	13
Furniture and fixtures	59	59
Total	74	74
Less accumulated depreciation and amortization	(74)	(74)
Property and equipment — net	$—	$—

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $0 and $0, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2023	2022
	(in thousands)
Legal and accounting fees	$40	$65
Accrued compensation	1,129	973
Lease liability	46	40
Accrued research and development costs and other	7,967	7,980
Total	$9,182	$9,058

5.	Convertible Notes Payable – Related Party

On April 16, 2021, the Company and Richard E. Uihlein entered into a debt financing arrangement whereby Mr. Uihlein loaned $10,000,000 to Company. In consideration for the loan, the Company issued a convertible promissory note (the “April 2021 Note”) in the principal amount of ten million dollars.

The April 2021 Note has a maturity date of April 16, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The April 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the years ended December 31, 2023 and 2022, approximately $207,000 and $200,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The April 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the April 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the April 2021 Note at its inception. The fair value of the contingent interest derivative liability was $420,000 at note inception (April 16, 2021). The fair value of the contingent interest derivative liability was $431,000 and $249,000 and December 31, 2023 and 2022, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the years ended December 31, 2023 and 2022 of $182,000 and ($246,000), respectively, was charged to other expense/(income) for the years ended December 31, 2023 and 2022. The amortization of the original $420,000 debt discount of $105,000 and $105,000 was recorded as additional interest expense for the years ended December 31, 2023 and 2022, respectively.

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

The September 2021 Note has a maturity date of September 17, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $8.64 per share at the option of the noteholder. The September 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the years ended December 31, 2023 and 2022, approximately $206,000 and $200,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The September 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the September 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the September Note at its inception. The fair value of the contingent interest derivative liability was $433,000 at note inception (September 17, 2021). The fair value of the contingent interest derivative liability was $169,000 and $109,000 and December 31, 2023 and 2022, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the years ended December 31, 2023 and 2022 of $60,000 and ($141,000), respectively, was recorded to other expense/(income) for the years ended December 31, 2023 and 2022. The amortization of the original $433,000 debt discount of $108,000 and $108,000 was recorded as additional interest expense for the years ended December 31, 2023 and 2022, respectively.

On December 20, 2021, the second of the two promissory notes under the Loan Agreement was executed and delivered, (the “December 2021 Note”) to evidence the second loan in the principal amount of $10,000,000.  The December 2021 Note has a maturity date of December 20, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.43 per share at the option of the noteholder. The December Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the years ended December 31, 2023 and 2022, approximately $204,000 and $200,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The December 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the December 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the December Note at its inception. The fair value of the contingent interest derivative liability was $415,000 at note inception (December 20, 2021). The fair value of the contingent interest derivative liability was $404,000 and $214,000 at December 31, 2023 and 2022, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the years ended December 31, 2023 and 2022 of $190,000 and ($170,000), respectively was recorded to other expense/(income) for the years ended December 31, 2023 and 2022. The amortization of the original $415,000 debt discount of $104,000 and $104,000 was recorded as additional interest expense for the years ended December 31, 2023 and 2022, respectively.

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

Index
6.	Fair Value of Financial Instruments

There were no level 1 or 2 assets or liabilities at December 31, 2023 or 2022.

Level 3 assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Derivative Liability – Contingent Interest April Note	$431,000	$249,000
Derivative Liability – Contingent Interest September Note	$169,000	$109,000
Derivative Liability – Contingent Interest December Note	$404,000	$214,000

The April 2021 Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Stock Price	$1.66	$1.13
Conversion Price of conversion feature	$5.00	$5.00
Term	1.29 years	2.29 years
Risk Free Interest Rate	4.79%	4.41%
Credit Adjusted Discount Rate	12.86%	14.76%
Volatility	69%	81%
Dividend Rate	0%	0%

The roll forward of the April 2021 Note derivative liability – contingent interest is as follows:

Balance – December 31, 2021	$495,000
Fair Value Adjustment	(246,000)
Balance – December 31, 2022	249,000
Fair Value Adjustment	182,000
Balance – December 31, 2023	$431,000

The September 2021 Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Stock Price	$1.66	$1.13
Conversion Price of conversion feature	$8.64	$8.64
Term	1.72 years	2.72 years
Risk Free Interest Rate	4.23%	4.22%
Credit Adjusted Discount Rate	12.86%	14.76%
Volatility	75%	81%
Dividend Rate	0%	0%

The roll forward of the September 2021 Note derivative liability – contingent interest is as follows:

Balance – December 31, 2021	$250,000
Fair Value Adjustment	(141,000)
Balance – December 31, 2022	109,000
Fair Value Adjustment	60,000
Balance – December 31, 2023	$169,000

Index
The December 2021 Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Stock Price	$1.66	$1.13
Conversion Price of conversion feature	$5.43	$5.43
Term	1.97 years	2.97 years
Risk Free Interest Rate	4.23%	4.22%
Credit Adjusted Discount Rate	12.86%	14.76%
Volatility	72%	83%
Dividend Rate	0%	0%

The roll forward of the December 2021 Note derivative liability – contingent interest is as follows:

Balance – December 31, 2021	$384,000
Fair Value Adjustment	(170,000)
Balance – December 31, 2022	214,000
Fair Value Adjustment	(190,000)
Balance – December 31, 2023	$404,000

7.	Stockholders’ Equity

At December 31, 2022, the Company had 150,000,000 shares of common stock and 20,000,000 undesignated shares authorized. As of December 31, 2023, 1,742,500 shares have been designated for Series A 12% Convertible Preferred Stock, 900,000 shares have been designated for Series B-1 Convertible Preferred Stock, 2,100,000 shares have been designated for Series B-2 Convertible Preferred Stock, 1,000 shares have been designated for Series C Super Dividend Convertible Preferred Stock, 2,508,000 shares have been designated for Series B-3 Convertible Preferred Stock, 12,748,500 have been designated as common stock and no shares remain undesignated. All issued and outstanding shares of Series B-1, Series B-2 and Series B-3 Preferred Stock were converted into Common Stock on January 19, 2019.

2020 At Market Issuance of Common Stock

On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. There were no issuances of common stock under the 2020 At Market Agreement during the year ended December 31, 2023 or 2022.

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

In 2023, 25,000 shares of Series A were converted into 4,257 shares of common stock. In 2022, 42,500 shares of Series A were converted into 7,287 shares of common stock. Prior to 2021, a total of 465,000 shares of Series A had been converted into 73,865 shares of common stock.

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

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2023 and 2022. At December 31, 2023, the Series C redemption value was $8,177,000.

Voting Rights. The Series C shares have no voting rights.

8.	Warrants

Warrant activity is summarized as follows:

	Warrants	Weighted average exercise price

Outstanding at December 31, 2021	10,857,964	$4.37
Issued	700,000	4.43
Exercised	—
Canceled/Expired	—
Outstanding at December 31, 2022	11,557,964	$4.37
Issued	600,000	3.09
Exercised	(2,236,204)	4.49
Canceled/Expired	(665,267)	4.94
Outstanding at December 31, 2023	9,256,493	$4.22

The weighted average expiration of the warrants outstanding as of December 31, 2023 is 4.2 years.

On September 22, 2023, the Company executed an agreement with 10X Fund L.P., and 10X Capital Management LLC (which had been a related party due to having nominated a board member) whereby the Company extended the exercise date for a total of 5,732,253 common stock purchase warrants to the earliest of (a) September 30, 2026, (b) thirty days after 10X fails to vote all of the shares of common stock in the Company then owned by it in the manner recommended by the board of directors of the Company in any vote of the stockholders of the Company; or (c) thirty days after the shares of common stock of the Company have a closing price of $6.00 or greater for 10 consecutive trading days. Previously, the common stock purchase warrants exercise dates would have expired at various dates from September 22, 2023 through May 10, 2025.

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

The Company has accounted for the modified terms of the warrants pursuant to ASC 815, Derivatives and Hedging, whereby the Company has recognized a deemed dividend for the change in fair value of the warrants immediately before and immediately after the modification. In September 2023, the Company recognized a non cash deemed dividend of $3,619,000 related to the extension of the 5,732,253 warrants. The following assumptions were used to value the extension of the warrants immediately before and immediately after the modification: a) immediately before the modification — an expected life range of 0 to 1.63 years, volatility range of 71% to 77%%, risk free interest rate range of 5.37% and zero dividends and; b) immediately following the modification — an expected life of 3 years, volatility of 79%, risk free interest rate range of 4.59% and zero dividends.

Index
The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2023.

Issued in Connection With	Number Outstanding	Exercise Price	Exercisable Date	Expiration Date
February 12, 2009 Series B-1 Transaction $3.00 Investor Warrants – Class B	1,200,000	$3.00	February 12, 2009	September 30, 2026
May 13, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	525,119	$3.00	May 13, 2009	September 30, 2026
May 13, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	74,881	$3.00	May 13, 2009	May 13, 2024
June 30, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	306,547	$3.00	June 30, 2009	September 30, 2026
June 30, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	26,786	$3.00	June 30, 2009	June 30, 2024
August 12, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	183,928	$3.00	August 12, 2009	September 30, 2026
August 12, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	16,072	$3.00	August 12, 2009	August 12, 2024
September 30, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	195,922	$3.00	September 30, 2009	September 30, 2026
September 30, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	20,744	$3.00	September 30, 2009	September 30, 2024
November 4, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	85,463	$3.00	November 4, 2009	September 30, 2026
November 4, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	21,203	$3.00	November 4, 2009	November 4, 2024
December 8, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	110,919	$3.00	December 8, 2009	September 30, 2026
December 8, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	22,224	$3.00	December 8, 2009	December 8, 2024
January 29, 2010 Series B-2 Transaction $3.00 Investor Warrants – Class B	198,664	$3.00	January 29, 2010	September 30, 2026
January 29, 2010 Series B-2 Transaction $3.00 Investor Warrants – Class B	18,003	$3.00	January 29, 2010	January 29, 2025
March 8, 2010 Series B-2 Transaction $3.00 Investor Warrants – Class B	184,132	$3.00	March 8, 2010	September 30, 2026
March 8, 2010 Series B-2 Transaction $3.00 Investor Warrants – Class B	39,202	$3.00	March 8, 2010	March 8, 2025
April 30, 2010 Series B-2 Transaction $3.00 Investor Warrants – Class B	180,689	$3.00	April 30, 2010	September 30, 2026
April 30, 2010 Series B-2 Transaction $3.00 Investor Warrants – Class B	23,503	$3.00	April 30, 2010	April 30, 2025
May 10, 2010 Series B-2 Transaction $3.00 Investor Warrants – Class B	112,631	$3.00	May 10, 2010	September 30, 2026
May 10, 2010 Series B-2 Transaction $3.00 Investor Warrants – Class B	30,535	$3.00	May 10, 2010	May 10, 2025
September 22, 2016 Series B-3 Transaction $3.00 Investor Warrants – Class B	682,572	$3.00	September 22, 2016	September 30, 2026
September 29, 2016 Series B-3 Transaction $3.00 Investor Warrants – Class B	843,351	$3.00	September 29, 2016	September 30, 2026
December 23, 2016 Series B-3 Transaction $3.00 Investor Warrants – Class B	922,316	$3.00	December 23, 2016	September 30, 2026
February 27, 2017 Private Placement Warrants	76,776	$5.00	February 17, 2017	February 17, 2024
2018 and 2017 Warrants issued for services	2,157	$5.00	Various dates in 2017 and 2018	Various dates in 2024 and 2025
May 23, 2019 Rights Offering warrants	2,622,154	$7.00	May 23, 2019	May 23, 2026
July 22, 2022 Warrants issued in connection with related party line of credit	330,000	$5.00	July 22, 2022	July 31, 2029
December 29, 2023 Warrants issued for draw on related party line of credit	200,000	$3.00	December 29, 2023	July 31, 2029
Total Outstanding Warrants	9,256,493

Index
9.	Stock-Based Compensation

Summary of Stock-Based Compensation Plans

At December 31, 2023, the Company has a stock-based compensation plan where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs. In December 2019, the Company adopted the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) which provided originally for the issuance of up to 4,000,000 shares of the Company’s common stock, subsequently increased to 7,000,000 in December 2021, and increased to 10,000,000 in December 2023 in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2023, 3,954,727 shares were available for future grant under the 2019 Plan. Also, the Company previously had the 2009 Incentive Compensation Plan (the “2009 Plan”) which, after amendments, provided for issuance of up to 6,733,334 shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. Provisions of the 2009 Plan stipulated that no grants could be made after February 2019; however, grants made prior to that date remain outstanding for their legal term.

Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Year Ended December 31,
	2023	2022
Research and development	$829	$810
General and administrative	1,432	2,057
Total stock-based compensation expense	$2,261	$2,867

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2023	2022
Risk-free interest rate	3.84%	1.85%
Expected life of the options	5.6 years	5.7 years
Expected volatility of the underlying stock	85.6%	93.7%
Expected dividend rate	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 10 years, generally with 5 to 6 years representing the estimated life of options granted to employees. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends on common stock in the foreseeable future. At December 31, 2023, the Company does not anticipate any option awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover; however, any forfeitures will be accounted for as incurred.

Index
The following table summarizes the stock option activity in the stock-based compensation plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	4,895,561	$3.14
Granted	1,070,000	1.75
Forfeited/Cancelled	(220,000)	2.68
Exercised	—	—
Outstanding, December 31, 2022	5,745,561	$2.90
Granted	1,025,000	1.18
Forfeited/Cancelled	(436,720)	2.23
Exercised	—	—
Outstanding, December 31, 2023	6,333,841	$2.66	6.77	$632
Exercisable, December 31, 2023	4,541,761	$2.79	6.54	$447

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2023, based on the closing price of the Company’s common stock of $1.66 on that date.

The weighted-average grant-date fair values of options granted during 2023 and 2022 were $0.85 and $1.31, respectively. As of December 31, 2023 and 2022, there were unvested options to purchase 1,792,080 and 2,194,166 shares of common stock, respectively. Total expected unrecognized compensation cost related to such unvested options is $684,000 at December 31, 2023, which is expected to be recognized over a weighted-average period of 1.45 years.

During the years ended December 31, 2023 and 2022, 1,119,168 and 1,452,918 options became vested, respectively. The total grant date fair value of options vested during the years ended December 31, 2023 and 2022 was $1,384,284 and $2,382,842, respectively.

The following table summarizes additional information regarding outstanding and exercisable options under our stock-based compensation plans at December 31, 2023:

	Options Outstanding			Options Exercisable
Exercise Price (Range)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
		(in years)
$0.87 – 1.00	120,500	2.96	$0.89	120,500	$0.89
$1.01 – 3.00	5,046,604	7.45	2.01	3,302,857	2.09
$3.01 – 5.00	809,237	4.98	4.28	760,904	4.71
$5.01 – 8.00	220,000	4.11	5.92	220,000	5.92
$8.01 – 13.38	137,500	0.06	13.38	137,500	13.38
	6,333,841	6.77	$2.66	4,541,761	$2.79

Index
Restricted Stock Issuances

In January 2022, one director elected to take a restricted stock grant in lieu of cash retainers for 2022. A total of 17,677 shares of restricted stock valued at approximately $35,000 was amortized to expense on a straight-line basis until December 31, 2022 when the stock vested in full.

In January 2023, one director elected to take a restricted stock grant in lieu of cash retainers for 2022. A total of 36,036 shares of restricted stock valued at approximately $40,000 was amortized to expense on a straight-line basis until December 31, 2023 when the stock vested in full.

Deferred Stock Units

In September 2020, the Company entered into an employment agreement with its new Chief Executive Officer whereby 20% of his base salary and performance bonuses will be paid in cash, and 80% will be paid in the form of deferred stock units (“DSUs”) through December 31, 2022 in accordance with the terms and subject to the provisions set forth in the DSU Agreement. DSUs credited to Mr. Lewis as of any date shall be fully vested and nonforfeitable at all times. Pursuant to an amendment to the DSU Agreement in July 2022, the Company shall issue the shares earned through December 31, 2022 underlying the outstanding whole number of DSUs credited to Mr. Lewis as follows: twenty five percent shall be issued on March 1, 2023, fifty percent shall be issued on March 1, 2024 and twenty five percent shall be issued on September 1, 2028. On March 1, 2023, twenty five percent of the DSU’s were issued to Mr. Lewis in accordance with the DSU Agreement. A total of 183,900 shares were due to be issued; however, 75,529 shares were withheld to cover income tax withholding of $156,345 resulting in 108,371 shares actually issued. Additionally, a 2023 DSU Agreement was executed in July 2022, whereby Mr. Lewis would continue to receive 20% of salary in cash and 80% in DSUs for 2023. The shares under the 2023 DSU Agreement are to be issued fifty percent on March 1, 2025 and fifty percent on January 5, 2026.

For the year ended December 31, 2023, approximately $459,000 of his compensation was recorded as stock compensation expense representing 275,126 shares of common stock to be issued under the DSU agreement with a weighted average grant date fair value of $1.71 per share. For the year ended December 31, 2022, approximately $418,000 of his compensation was recorded as stock compensation expense representing 268,596 shares of common stock to be issued under the DSU agreement with a weighted average grant date fair value of $1.56 per share.

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

The fair value of the 500,000 warrants vested at closing on July 25, 2022 was $738,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 92%, risk free interest rate of 3.19% and zero dividends. The fair value of the vested warrants was recorded in other assets (non-current) as a deferred financing cost and will be amortized on a straight-line basis from July 25, 2022 through January 31, 2026. Amortization for the years ended December 31, 2023 and 2022 of $209,000 and $92,000, respectively, was recorded as interest expense.

On December 19, 2022, the Company executed a $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.46% (Applicable Federal Rate for short term loans on date of draw of 4.46% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was approximately $688,000 and $23,000 at December 31, 2023 and 2022, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

Index
The fair value of the 200,000 warrants vested at closing on December 19, 2022 was $160,780 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 91%, risk free interest rate of 4.06% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal to be amortized on a straight-line basis, which is not materially different than the effective interest method, from December 19, 2022 through January 31, 2026. Amortization for the years ended December 31, 2023 and 2022 of $51,000 and $2,000, respectively, was recorded as interest expense.

On March 31, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.41% (Applicable Federal Rate for short term loans on date of draw of 4.41% plus 2%). The effective interest rate is approximately 7.1%.  Accrued interest on this draw was approximately $491,000 at December 31, 2023. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.26 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on March 31, 2023 was $296,680 at the date of issuance based on the following assumptions: an expected life of 6.33 years, volatility of 88%, risk free interest rate of 3.94% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from March 31, 2023 through January 31, 2026. Amortization for the year ended December 31, 2023 of $79,000 was recorded as interest expense.

On June 30, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.34% (Applicable Federal Rate for short term loans on date of draw of 4.34% plus 2%). The effective interest rate is approximately 7.1%.  Accrued interest on this draw was approximately $321,000 at December 31, 2023. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on June 30, 2023 was $179,920 at the date of issuance based on the following assumptions: an expected life of 6.08 years, volatility of 85%, risk free interest rate of 3.59% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from June 30, 2023 through January 31, 2026. Amortization for the year ended December 31, 2023 of $35,000 was recorded as interest expense.

On December 29, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 7.13% (Applicable Federal Rate for short term loans on date of draw of 5.13% plus 2%). The effective interest rate is approximately 7.5%. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on December 31, 2023 was $193,745 at the date of issuance based on the following assumptions: an expected life of 5.7 years, volatility of 79%, risk free interest rate of 4.49% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from December 29, 2023 through January 31, 2026.

The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through January 31, 2026.

11.	Loss Per Share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2023 and 2022, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the exercise of warrants and stock options or the conversion of Convertible Notes, or the conversion of convertible preferred stock as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2023 and 2022 as the inclusion thereof would have been anti-dilutive:

	Year Ended December 31,
	2023 (Shares)	2022 (Shares)
Warrants to purchase shares of common stock	9,256,493	11,557,964
Options to purchase shares of common stock	6,333,841	5,745,561
Shares of common stock issuable upon conversion of convertible notes payable – related party	6,418,913	5,815,514
Shares of common stock issuable upon conversion of convertible line of credit – related party	13,833,356	3,341,003
Shares of common stock issuable upon conversion preferred stock	499,174	503,340
	36,341,777	26,963,382

12.	Commitments and Contingencies

Lease Commitments

The Company has one operating lease for its office space which was amended effective March 1, 2022 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first six and one-half months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table below, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the years ended December 31, 2023 and 2022 was $44,000 and $44,000, respectively, and is included in general and administrative expenses. As of December 31, 2023, the right to use lease asset consisted of $53,000 and is included in other assets. Also, at December 31, 2023, current lease liability of $46,000 is included in accrued expenses and the noncurrent lease liability of $20,000 is included in other long term liabilities.  As of December 31, 2022, the right to use lease asset consisted of $86,000 and is included in other assets. Also, at December 31, 2022, current lease liability of $40,000 is included in accrued expenses and the noncurrent lease liability of $66,000 is included in other long term liabilities. The Company renewed its existing office space lease effective in February 2022 for 38 months at substantially the same terms.

Maturity of operating lease as of December 31, 2023 in thousands:

2024	$51
2025	18
Total	69
Less imputed interest	3
Present value of lease liability	$66

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

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH have a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC and an additional $2,552,000 in total from 2015 through 2021. The Company contributed $561,000 and $213,000 for the LLC expenses (recorded in research and development expenses) in 2023 and 2022, and SBH has contributed a total of $711,000 since 2014. As of December 31, 2023, the Company’s ownership percentage in the LLC was 84.2%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial. The Company’s portion of the LLC’s net loss for 2014, prior to the change in accounting discussed previously, was $400,000, which includes the Company’s proportionate share of the non-cash charge associated with the contributed IPR&D of $200,000.

14.	Income Taxes

The components of the net deferred tax assets are as follows at December 31:

	2023	2022
	(in thousands)
Operating loss carryforwards	$61,427	$53,119
Tax credit carryforwards	6,476	3,558
Other temporary differences	10,533	9,168
	78,436	65,845
Less valuation allowance	(78,436)	(65,845)
Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2023	2022
Tax benefit at U.S. statutory rates	(21%)	(21%)
State tax benefit	(3.4%)	4.2%
Permanent differences	0.9%	0.5%
Other	2.3%	(1.4%)
Changes in valuation allowance	21.2%	17.7%
	0%	0%

Index
As of December 31, 2023, the Company has federal and state net operating loss carryforwards totaling $116,781,000 and $123,081,000, respectively, which will never expire as a result of the 2017 Tax Act. As of December 31, 2023, the Company has federal and state net operating loss carryforwards totaling $127,039,000 and $102,003,000 respectively, which expire through 2037. In addition, the Company has federal and state research and development credits of $5,214,000 and $1,262,000, respectively, which expire through 2042. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Past and subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2023 and 2022, the Company does not have any significant uncertain tax positions.

15.	Subsequent Event

On March 29, 2024, the Company and Richard E. Uihlein (the “Lender”) entered into a Supplemental Line of Credit Letter Agreement (the “Supplemental Credit Agreement”), pursuant to which the Lender shall provide the Company a line of credit of up to $10.0 million (the “Supplemental Line of Credit”) to finance the Company’s working capital needs. The Company may draw upon the Supplemental Line of Credit through March 31, 2025.

Each advance made pursuant to the Supplemental Credit Agreement shall be evidenced by an unsecured, convertible promissory note (individually, a “Promissory Note,” and collectively, the “Promissory Notes”), and bear interest at the Applicable Federal Rate for short term loans, plus two (2%) percent. Principal and interest on the Promissory Notes are due on or before March 31, 2026. Only with the consent of the Lender, may the Promissory Notes be prepaid, in whole or in part, at any time without premium or penalty, but with interest on the amount or amounts prepaid.

At the election of Lender, the principal and accrued interest on Promissory Note(s) may be converted into the number of shares of the Company’s Common Stock equal to the amount of principal and accrued interest on such Promissory Note divided by the price equal to the closing price of the Common Stock on the date of such Promissory Note, but in no event less than $3.00 per share.

In connection with the Supplemental Credit Agreement, the Company agreed to issue the Lender warrants to purchase up to an aggregate of 200,000 shares of the Company’s common stock, par value $0.001 per share (collectively, the “Warrants”).  The Company shall issue to the Lender Warrants ratably, upon borrowings under the Supplemental Line of Credit, with exercise prices equal to 150% of the closing price of the Company’s common Stock on the date of the Promissory Note evidencing such draw, but in no event more than $10.00 per share nor less than $3.00 per share. The Warrants expire on July 31, 2029.