Form 10-Q
period 2024-03-31
GALECTIN THERAPEUTICS INC
filed 2024-05-15
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of May 8, 2024 was 62,148,134.

GALECTIN THERAPEUTICS INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

	PART I — FINANCIAL INFORMATION	PAGE
ITEM 1.	Unaudited Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023	5

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2024 and 2023	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	23

ITEM 4.	Controls and Procedures	24

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	24

ITEM 1A.	Risk Factors	24

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Mine Safety Disclosures	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	24

SIGNATURES		26

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2024	December 31, 2023
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,555	$25,660
Prepaid expenses and other current assets	1,905	2,050
Total current assets	25,460	27,710
Other assets	430	490
Total assets	$25,890	$28,200
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,797	$6,431
Accrued expenses and other	8,836	9,182
Accrued dividends payable	—	63
Total current liabilities	12,633	15,676
Convertible notes payable and accrued interest, net of discounts – related party (Note 3)	31,139	30,902
Derivative liabilities (Note 4)	1,873	1,004
Borrowing and accrued interest under convertible line of credit, net of debt discount – related party (Notes 9 and 10)	51,324	40,839
Other liabilities	7	20
Total liabilities	96,976	88,441
Commitments and contingencies (Note 11)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at March 31, 2024 and December 31, 2023, redemption value: $8,098,000, liquidation value: $1,760,000 at March 31, 2024	1,723	1,723
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at March 31, 2024 and December 31, 2023, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,235,000 issued and outstanding at March 31, 2024 and December 31, 2023, liquidation value $1,235,000 at March 31, 2024	500	500
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2024 and December 31, 2023, 62,148,134 and 61,852,914 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	61	61
Additional paid-in capital	292,499	291,847
Retained deficit	(365,869)	(354,372)
Total stockholders’ equity (deficit)	(72,809)	(61,964)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$25,890	$28,200

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)
Operating expenses:
Research and development	$8,054	$8,799
General and administrative	1,594	1,543
Total operating expenses	9,648	10,342
Total operating loss	(9,648)	(10,342)
Other income (expense):
Interest income	80	44
Change in fair value of derivatives	(869)	(769)
Interest expense	(1,052)	(460)
Total other income (expense)	(1,841)	(1,185)
Net loss	$(11,489)	$(11,527)
Preferred stock dividends	(8)	0
Net loss applicable to common stockholders	$(11,497)	$(11,527)
Net loss per common share — basic and diluted	$(0.19)	$(0.19)
Weighted average common shares outstanding — basic and diluted	61,976	59,480

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,489)	$(11,527)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation expense	604	662
Amortization of right to use lease asset	9	32
Non-cash interest expense	208	144
Change in fair value of derivative liabilities	868	769
Changes in operating assets and liabilities:
Prepaid expenses and other assets	145	183
Accounts payable, accrued expenses and other liabilities	(3,293)	(1,372)
Accrued interest on convertible debt - related party	843	316
Net cash from operating activities	(12,105)	(10,793)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible line of credit – related party	10,000	10,000
Net cash flows from financing activities	10,000	10,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,105)	(793)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,660	18,592
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,555	$17,999
NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$72	$62
Reclassification of accrued bonus to additional paid in capital	—	210
Common stock purchase warrants issued in connection with related party line of credit	277	297

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2022	176	$1,723
Balance at March 31, 2023	176	$1,723
Balance at December 31, 2023	176	$1,723
Balance at March 31, 2024	176	$1,723

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2022	1,260,000	$510	59,426,005	$59	$275,081	$(309,567)	$(33,917)
Series A 12% convertible preferred stock dividend			12,600		26	11	37
Series C super dividend redeemable convertible preferred stock dividend			17,600		36	(11)	25
Common stock purchase warrants issued in connection with related party line of credit					297		297
Stock-based compensation expense, net of shares forfeited to cover tax withholding			126,048		716		716
Net loss						(11,527)	(11,527)
Balance at March 31, 2023	1,260,000	$510	59,582,253	$59	$276,156	$(321,094)	$(44,369)
Balance at December 31, 2023	1,235,000	$500	61,852,914	$61	$291,847	$(354,372)	$(61,964)
Series A 12% convertible preferred stock dividend			12,350		30	8	38
Series C super dividend redeemable convertible preferred stock dividend			17,600		42	(16)	26
Exercise of stock options			14,722
Common stock purchase warrants issued in connection with related party line of credit					277		277
Stock-based compensation expense, net of shares forfeited to cover tax withholding			250,548		303		303
Net loss						(11,489)	(11,489)
Balance at March 31, 2024	1,235,000	$500	62,148,134	$61	$292,499	$(365,869)	$(72,809)

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2024 and the results of its operations for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2023 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2023.

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2024, the company had $23,555,000 of unrestricted cash and cash equivalents available to fund future operations.  In July 2022, the Company entered into a $60 million unsecured line of credit financing, of which $10 million remains available at March 31, 2024, with its chairman, Richard E. Uihlein (See Note 9). Additionally, on March 29, 2024, the Company entered into a supplemental unsecured $10 million line of credit financing also provided by our chairman (See Note 10). As of March 31, 2024, the Company’s April 2021 Note for $10,000,000 had a stated maturity date of April 16, 2025. See Note 3 regarding a subsequent event on May 14, 2024, in which the April 2021 Note was amended resulting in the holder irrevocably electing to convert the entire principal amount of such note, plus accrued and unpaid interest, into shares of common stock of the Company at a price of $5.00 per share on the maturity date of April 16, 2025. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations at least through May 15, 2025. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses and Other

Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Legal and accounting fees	$84	$40
Accrued compensation	518	1,129
Lease liability	48	46
Accrued research and development costs and other	8,186	7,967
Total	$8,836	$9,182

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

Index
3. Convertible Notes Payable – Related Party

On April 16, 2021, the Company and Richard E. Uihlein entered into a debt financing arrangement whereby Mr. Uihlein loaned $10,000,000 to the Company. In consideration for the loan, the Company issued a convertible promissory note (the “April 2021 Note”) in the principal amount of ten million dollars.

The April 2021 Note has a maturity date of April 16, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The April 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the three months ended March 31, 2024 and 2023, approximately $52,000 and $50,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The April 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the April 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the April 2021 Note at its inception. The fair value of the contingent interest derivative liability was $420,000 at note inception (April 16, 2021). The fair value of the contingent interest derivative liability was $878,000 and $431,000 at March 31, 2024 and December 31, 2023, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the three months ended March 31, 2024 and 2023 of $447,000 and $338,000 respectively, was charged to other expense for the three months ended March 31, 2024 and 2023. The amortization of the original $420,000 debt discount of $26,000 and $26,000 was recorded as additional interest expense for the three months ended March 31, 2024 and 2023, respectively.

On May 14, 2024, Mr. Uihlein, as holder of the April 2021 Note irrevocably elected to convert the entire principal amount of such note, plus accrued and unpaid interest, into shares of common stock of the Company at a price of $5.00 per share, effective as of April 16, 2025, which is the maturity date of the April 2021 Note.  The April 2021 Note will remain outstanding and accrue interest until maturity and no shares of common stock will be issued as a result of this election until April 16, 2025.
The September 2021 Note has a maturity date of September 17, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $8.64 per share at the option of the noteholder. The September 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the three months ended March 31, 2024 and 2023, approximately $52,000 and $50,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The September 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the September 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the September Note at its inception. The fair value of the contingent interest derivative liability was $433,000 at note inception (September 17, 2021). The fair value of the contingent interest derivative liability was $307,000 and $169,000 and March 31, 2024 and December 31, 2023, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the three months ended March 31, 2024 and 2023 of $138,000 and $167,000, respectively, was recorded to other expense for three months ended March 31, 2024 and 2023. The amortization of the original $433,000 debt discount of $27,000 and $27,000 was recorded as additional interest expense for the three months ended March 31, 2024 and 2023.

Index
On December 20, 2021, the second of the two promissory notes under the Loan Agreement was executed and delivered, (the “December 2021 Note”) to evidence the second loan in the principal amount of $10,000,000. The December 2021 Note has a maturity date of December 20, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.43 per share at the option of the noteholder. The December Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For three months ended March 31, 2024 and 2023, approximately $52,000 and $50,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The December 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the December 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the December Note at its inception. The fair value of the contingent interest derivative liability was $415,000 at note inception (December 20, 2021). The fair value of the contingent interest derivative liability was $688,000 and $404,000 at March 31, 2024 and December 31, 2023, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for three months ended March 31, 2024 and 2023. of $284,000 and $264,000, respectively was recorded to other expense for three months ended March 31, 2024 and 2023. The amortization of the original $415,000 debt discount of $26,000 and $26,000 was recorded as additional interest expense for three months ended March 31, 2024 and 2023, respectively.

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

4. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 1 or 2 assets or liabilities at March 31, 2024 or December 31, 2023. See below for Fair Value of Derivatives related to Convertible Notes Payable at March 31, 2024 and December 31, 2023, which are level 3 liabilities.

Level 3 assets and liabilities measured and recorded at fair value on a recurring basis at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Derivative Liability – Contingent Interest April Note	$878,000	$431,000
Derivative Liability – Contingent Interest September Note	$307,000	$169,000
Derivative Liability – Contingent Interest December Note	$688,000	$404,000

The April Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Stock Price	$2.39	$1.66
Conversion Price of conversion feature	$5.00	$5.00
Term	1.04 years	1.29 years
Risk Free Interest Rate	5.03%	4.79%
Credit Adjusted Discount Rate	12.68%	12.86%
Volatility	59%	69%
Dividend Rate	0%	0%

The roll forward of the April Note derivative liability – contingent interest is as follows for the three months ended March 31, 2024 and 2023:

Balance – December 31, 2023	$431,000
Fair Value Adjustment	447,000
Balance – March 31, 2024	$878,000

Balance – December 31, 2022	$249,000
Fair Value Adjustment	338,000
Balance – March 31, 2023	$587,000

Index
The September Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Stock Price	$2.39	$1.66
Conversion Price of conversion feature	$8.64	$8.64
Term	1.47 years	1.72 years
Risk Free Interest Rate	4.59%	4.23%
Credit Adjusted Discount Rate	12.68%	12.86%
Volatility	67%	75%
Dividend Rate	0%	0%

The roll forward of the September Note derivative liability – contingent interest is as follows:

Balance – December 31, 2023	$169,000
Fair Value Adjustment	138,000
Balance – March 31, 2024	$307,000

Balance – December 31, 2022	109,000
Fair Value Adjustment	167,000
Balance – March 31, 2023	$276,000

The December Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Stock Price	$2.39	$1.66
Conversion Price of conversion feature	$5.43	$5.43
Term	1.73 years	1.97 years
Risk Free Interest Rate	4.59%	4.23%
Credit Adjusted Discount Rate	12.68%	12.86%
Volatility	83%	72%
Dividend Rate	0%	0%

The roll forward of the December Note derivative liability – contingent interest is as follows:

Balance – December 31, 2023	$404,000
Fair Value Adjustment	284,000
Balance – March 31, 2024	$688,000

Balance – December 31, 2022	$215,000
Fair Value Adjustment	264,000
Balance – March 31, 2023	$479,000

5. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Three Months Ended March 31,
	2024	2023
Research and development	$323	$270
General and administrative	281	392
Total stock-based compensation expense	$604	$662

Index
The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2023 through March 31, 2024:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2023	6,333,841	$2.66
Granted	1,248,000	1.78
Exercised	(42,083)	(1.23)
Options forfeited/cancelled	(137,500)	(13.38)
Outstanding, March 31, 2024	7,402,258	$2.32

As of March 31, 2024, there was $1,830,000 of unrecognized compensation related to 2,920,080 unvested options, which is expected to be recognized over a weighted–average period of approximately 1.53 years. The weighted-average grant date fair value for options granted during the three months ended March 31, 2024 was $1.21. The Company granted 1,248,000 stock options during the three months ended March 31, 2024.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.02%	3.76%
Expected life of the options	5.6 years	5.5 years
Expected volatility of the underlying stock	78%	86%
Expected dividend rate	0%	0%

In January 2024, the Company’s board chairman elected to take restricted stock grants in lieu of cash retainers for 2024. A total of 23,256 shares of restricted stock valued at approximately $40,000 is being amortized to expense on a straight-line basis until December 31, 2024 when the stock vests in full. In January 2023, the Company’s board chairman elected to take restricted stock grants in lieu of cash retainers for 2023. A total of 36,036 shares of restricted stock valued at approximately $40,000 was being amortized to expense on a straight-line basis until December 31, 2023 when the stock vested in full.

During the three months ended March 31, 2024, the Company issued 398,000 restricted stock units to its employees valued at $699,000 at the date of grant. These restricted stock units will vest 100% if the Company publicly presents the results of the Interim Analysis of its NAVIGATE clinical trial on or before December 31, 2024. The Company believes that is probable that the vesting condition will be met and is amortizing the restricted stock unit expense ratably in 2024. The amount of expense recorded during the quarter ended March 31, 2024 was $128,000.

In September 2020, the Company entered into an employment agreement with its new Chief Executive Officer whereby 20% of his base salary and performance bonuses will be paid in cash, and 80% will be paid in the form of deferred stock units (“DSUs”) through December 31, 2022 in accordance with the terms and subject to the provisions set forth in the DSU Agreement. DSUs credited to Mr. Lewis as of any date shall be fully vested and nonforfeitable at all times. Pursuant to an amendment to the DSU Agreement in July 2022, the Company shall issue the shares earned through December 31, 2022 underlying the outstanding whole number of DSUs credited to Mr. Lewis as follows: twenty five percent shall be issued on March 1, 2023, fifty percent shall be issued on March 1, 2024 and twenty five percent shall be issued on September 1, 2028. Additionally, a 2023 DSU Agreement was executed in July 2022, whereby Mr. Lewis would continue to receive 20% of salary in cash and 80% in DSUs through December 31, 2023.  The shares under the 2023 DSU Agreement are to be issued fifty percent on March 1, 2025 and fifty percent on January 5, 2026.

For the three months ended March 31, 2023, approximately $112,000 of his compensation was recorded as stock compensation expense representing 72,440 shares of common stock to be issued under the DSU agreement with a weighted average grant date fair value of $1.55 per share.

On March 1, 2024, fifty percent of the DSU’s were issued to Mr. Lewis in accordance with the DSU Agreement. A total of 367,800 shares were due to be issued; however, 153,288 shares were withheld to cover income tax withholding of $300,445 resulting in 214,512 shares actually issued.  On March 1, 2023, twenty five percent of the DSU’s were issued to Mr. Lewis in accordance with the DSU Agreement. A total of 183,900 shares were due to be issued; however, 75,529 shares were withheld to cover income tax withholding of $156,345 resulting in 108,371 shares actually issued.

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

Index
6. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2023 through March 31, 2024:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2023	9,256,493	$4.22
Granted	200,000	3.59
Exercised	—	—
Forfeited/cancelled	(77,881)	5.00
Outstanding, March 31, 2024	9,378,612	$4.20

The weighted average expiration of the warrants outstanding as of March 31, 2024 is 2.6 years.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	March 31, 2024	March 31, 2023
	(shares)	(shares)
Warrants to purchase shares of common stock	9,378,612	11,757,964
Options to purchase shares of common stock	7,402,258	6,526,758
Restricted stock units	398,000	—
Shares of common stock issuable upon conversion of convertible notes payable – related party	6,570,108	5,966,437
Shares of common stock issuable upon conversion of convertible line of credit – related party	17,395,464	6,727,849
Shares of common stock issuable upon conversion of preferred stock	499,174	503,340
	41,643,616	31,482,348

8. Common Stock

2020 At Market Issuance of Common Stock

On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. During the quarters ended March 31, 2024 and 2023, there were no issuances of shares of common stock under the 2020 At Market Agreement.

For each of the three months ended March 31, 2024 and 2023, the Company issued a total of 29,950 and 30,200 shares of common stock, respectively, for dividends on Series A and Series C Preferred Stock.

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

The fair value of the 500,000 warrants vested at closing on July 25, 2022 was $738,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 92%, risk free interest rate of 3.19% and zero dividends. The fair value of the vested warrants was recorded in other assets (non-current) as a deferred financing cost and will be amortized on a straight-line basis from July 25, 2022 through January 31, 2026. Amortization for the three months ended March 31, 2024 and 2023 of $52,000 and $52,000, respectively, was recorded as interest expense.

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

Index
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

On March 29, 2024, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.62% (Applicable Federal Rate for short term loans on date of draw of 4.62% plus 2%). The effective interest rate is approximately 7.1%. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.59 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on March 29, 2024, was $277,389 at the date of issuance based on the following assumptions: an expected life of 5.33 years, volatility of 75%, risk free interest rate of 4.19% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from March 29, 2024 through January 31, 2026.

The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through January 31, 2026.

10. Supplemental Convertible Line of Credit – Related Party

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

11. Commitments and Contingencies

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

Index
12. Leases

The Company has one operating lease for its office space which was amended effective March 1, 2022 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first six and a half months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the three-month periods ended March 31, 2024 and 2023 was approximately $13,000 for each period and is included in general and administrative expenses. As of March 31, 2024, the right to use lease asset consisted of $45,000 and is included in other assets. Also, at March 31, 2024, current lease liability of $48,000 is included in accrued expenses and long term lease liability was $7,000 and included in other liabilities.

Maturity of operating lease as of March 31, 2024 in thousands:

2024	39
2025	18
Total	57
Less imputed interest	2
Present value of lease liability	$55

The discount rate used in calculating the present value of the lease payments was 11%.

13. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Cumulatively, the Company has contributed a total of $3,963,000, including $164,000 for the three months ended March 31, 2024, for expenses of the LLC. Since the end of 2014, SBH has contributed $711,000 for expenses in the LLC. As of March 31, 2024, the Company’s ownership percentage in the LLC was 84.8%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations  regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through at least May 15, 2025; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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

•
the impact resulting from a pandemic or the reemergence of COVID-19, which delayed our clinical trial and development efforts, as well as the impact that such a pandemic has on the volatility of the capital market and our ability to access the capital market and,

•
other risks detailed herein and from time to time in our SEC reports, including our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2023, and our subsequent SEC filings.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Galectin Therapeutics appearing elsewhere herein.

Overview

We are a clinical stage biopharmaceutical company engaged in drug research and development to create new therapies for fibrotic disease, cancer and selected other diseases. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant products as starting material in manufacturing processes to create proprietary, patented complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that largely bind and inhibit galectin proteins, particularly galectin-3, we are undertaking the focused pursuit of therapies for indications where galectin proteins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life- threatening consequences and those where current treatment options are limited specifically in MASH (metabolic dysfunction-associated steatohepatitis) (formerly known as non-alcoholic steatohepatitis or NASH) with cirrhosis and certain cancer indications. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when one of our programs becomes advanced and requires significant additional resources.

Index
Our lead galectin-3 inhibitor is belapectin (GR-MD-02), which has been demonstrated in preclinical models to reverse liver fibrosis and cirrhosis and in clinical studies to decrease portal hypertension and prevent its complication: the development of esophageal varices. Belapectin has the potential to treat many diseases due to galectin-3’s involvement in multiple key biological pathways such as fibrosis, immune cell function and immunity, cell differentiation, cell growth, and apoptosis (cell death). The importance of galectin-3 in the fibrotic process is supported by experimental evidence. Animals with the galectin-3 gene “knocked-out” can no longer develop fibrosis in response to experimental stimuli compared to animals with an intact galectin-3 gene. We are using our galectin-3 inhibitor to treat advanced liver fibrosis and liver cirrhosis in NASH patients. We have completed two Phase 1 clinical studies, a Phase 2 clinical study in MASH patients with advanced fibrosis (NASH-FX) and a second Phase 2b clinical trial in NASH patients with compensated cirrhosis and portal hypertension (NASH-CX).

In February 2023, we completed randomizations totaling 357 patients in a large, global Phase 2b/3 clinical trial, the NAVIGATE trial. Our study protocol was filed with the FDA on April 30, 2020, for a seamless adaptively-designed Phase 2b/3 clinical study evaluating the safety and efficacy of our galectin-3 inhibitor, belapectin, for the prevention of esophageal varices in patients with MASH cirrhosis (Further details are available at www.clinicaltrials.gov under study NCT04365868. In September 2020, the Company received a letter from the FDA providing comments, asking questions and providing guidance on various aspects of the ongoing NAVIGATE trial. These comments were addressed, and the study proceeded accordingly. An interim analysis of NAVIGATE is expected late in the fourth quarter of 2024.

Additionally, a study protocol entitled “A Single-dose, Open-label, Pharmacokinetic Study of Belapectin (GR-MD-02) in Subjects With Normal Hepatic Function and Subjects With Varying Degrees of Hepatic Impairment” has been filed with the FDA to examine the effects of the drug in subjects with normal hepatic function and subjects with varying degrees of hepatic impairment (study details are listed under study NCT04332432 on www.clinicaltrials.gov); this study became fully enrolled in February 2022 and favorable results were reported in 2023.

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

NASH NAVIGATE
Following FDA feedback, the NAVIGATE trial is an adaptive Phase 2b/3 trial for the prevention of esophageal varices in MASH patients with compensated cirrhosis and clinical signs of portal hypertension. A Phase 2b interim efficacy analysis will be incorporated to confirm previous Phase 2 data, select an optimal dose and reaffirm the risk/benefit of belapectin. If required, the Phase 3 end of study analysis will evaluate the development of esophageal varices as the same primary outcome of efficacy and a composite clinical endpoint including progression to varices requiring treatment as a key secondary outcome of efficacy (www.clinicaltrials.gov NCT04365868). The final patient was randomized in February 2023 and an interim analysis is expected late in the fourth quarter of 2024.

Phase 1 study: hepatic insufficiency
A hepatic impairment study was conducted in subjects with normal hepatic function and subjects with varying degrees of hepatic impairment (www.clinicaltrials.gov NCT04332432) and began enrolling patients in the second quarter of 2020. The study completed enrollment in February 2022 and favorable results were presented in 2023.

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

Liver cirrhosis. Belapectin is our lead product candidate for treatment of compensated MASH cirrhosis in patients with portal hypertension. Our preclinical data show that belapectin has a significant therapeutic effect on liver fibrosis as shown in several relevant animal models. In addition, in MASH animal models, belapectin has been shown to reduce liver fat, inflammation, portal pressure, and ballooning degeneration (death of liver cells). Therefore, we chose belapectin as the lead candidate in a development program targeted initially at fibrotic liver disease associated with MASH. In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase 1 study in patients with MASH and advanced liver fibrosis to evaluate the safety of belapectin and pharmacodynamics biomarkers of disease. On March 1, 2013, the FDA indicated we could proceed with a US Phase 1 clinical trial for belapectin with a development program aimed at obtaining support for a proposed indication of belapectin for treatment of MASH with advanced fibrosis. The Phase 1 trial was completed and demonstrated that belapectin up to 8 mg/kg Lean Body Mass (LBM), i.v. was safe and well tolerated.

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

Our Phase 2 program in fibrotic disease consisted of two separate human clinical trials. The main clinical trial was the Phase 2b NASH-CX study for one year for patients with MASH with compensated cirrhosis and portal hypertension, which began enrolling patients in June 2015. This study was a randomized, placebo-controlled, double-blind, parallel-group Phase 2b trial to evaluate the safety and efficacy of belapectin for treatment of liver fibrosis and resultant portal hypertension in MASH patients with compensated cirrhosis. A smaller, exploratory NASH-FX trial was conducted to explore potential use of various non-invasive imaging techniques in MASH patients with advanced fibrosis but not cirrhosis.

Index
NASH-FX Trial: The NASH-FX trial was a Phase 2a pilot trial for patients with MASH and advanced fibrosis that explored use of three non-invasive imaging technologies. It was a short, single site, four-month trial in 30 NASH patients with advanced fibrosis (F3) randomized 1:1 to either 9 bi-weekly doses of 8 mg/kg LBM of belapectin or placebo. The trial did not meet its primary endpoint as measured using multi-parametric magnetic resonance imaging (LiverMultiScan(R), Perspectum Diagnostics). The trial also did not meet secondary endpoints that measure liver stiffness as a surrogate for fibrosis using, magnetic resonance-elastography and FibroScan® score. With a four-month treatment period and a small number of patients per arm the study was not powered to demonstrate efficacy results in established advanced liver fibrosis. In the trial however, belapectin was found to be safe and well tolerated with no serious adverse events and showing evidence of a pharmacodynamic effect. These results provided support for further development in MASH.

NASH-CX Trial: The NASH-CX trial was a larger multi-center clinical trial that explored the use of belapectin for the treatment of patients with well-compensated MASH cirrhosis and portal hypertension. Enrollment was completed in September 2016, and a total of 162 patients at 36 sites in the United States were randomized to receive either 2 mg/kg LBM of belapectin, 8 mg/kg LBM of belapectin or placebo. Approximately 50% of patients at baseline had esophageal varices (a complication of portal hypertension). The primary endpoint was a reduction in hepatic venous pressure gradient (HVPG), a hemodynamic measure that estimates portal hypertension. Patients received an infusion of belapectin or placebo every other week for one year and were evaluated to determine the change in HVPG as compared with placebo. Secondary or exploratory endpoints included evaluation of fibrosis on liver biopsy, measurement of liver stiffness (FibroScan) and assessment of liver metabolism (13C-methacetin breath test). Top line data readout was reported in December 2017. The study demonstrated a favorable safety profile and clinically meaningful efficacy results in patients without esophageal varices at baseline as demonstrated by a decrease in portal pressure associated with the prevention of development of varices when compared to placebo.

In the total patient population, the primary endpoint HVPG showed a trend toward benefit with belapectin treatment, but the difference from placebo was not statistically significant. The mean change in HVPG of placebo from baseline to week 54 was 0.3 mm Hg. The mean change in HVPG from baseline was -0.37 and -0.42 for the 2 mg/kg LBM dose and 8 mg/kg LBM dose of belapectin, respectively.

In those MASH cirrhosis patients with portal hypertension who have not yet developed esophageal varices at baseline (about 50% of the total population), there was a statistically significant effect of the 2 mg/kg LBM dose of belapectin on the absolute change in HVPG (-1.08 mm Hg, p<0.01). The effect of the 8 mg/Kg LBM dose of belapectin on absolute or percent change in HVPG from baseline to week 54 was not significant.

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

The major conclusions from the NASH-CX trial results were that: (i) belapectin had a statistically significant and clinically meaningful effect in improving HVPG vs placebo in patients with MASH cirrhosis who did not have esophageal varices at baseline, (ii) Belapectin in the total patient population was associated with a statistically significant improvement in hepatocyte ballooning (i.e. cell death), (iii) There was a statistically significant reduction (p=0.02) in the development of new esophageal varices in drug-treated patients compared to placebo. We believe that the prevention of esophageal varices is a clinically relevant endpoint related to patient outcomes, (iv) While there was a drug effect in both the 2 mg/kg LBM and 8 mg/kg LBM groups on the development of varices and liver biopsy there was a consistently greater and statistically significant effect of the 2 mg/kg LBM dose of belapectin, (v) belapectin appears to be safe and well tolerated in this one year clinical trial, a feature that is of prime importance for a cirrhotic population and (vi) This is the first large, randomized clinical trial to demonstrate a clinically meaningful improvement in portal hypertension in patients with compensated MASH cirrhosis who have not yet developed esophageal varices.

Index
Further information and details on the NASH-CX results is available in public presentations posted to our website and filed with the SEC and in a peer reviewed publication in Gastroenterology 2020;158:1334–1345.

NASH NAVIGATE Trial: Building on the experience of the NASH-CX trial, the NAVIGATE Trial is a seamless adaptively-designed Phase 2b/3 clinical study evaluating the safety and efficacy of our galectin-3 inhibitor, belapectin, for the prevention of esophageal varices in patient with MASH cirrhosis. The major features of this innovative Phase 2b/3 study design are: i) In patients with NASH cirrhosis and clinical signs of portal hypertension but without esophageal varices at baseline, evaluated by an esophago-gastro-duodeno endoscopy, this trial will assess the effect of belapectin on the incidence of new varices  (the primary endpoint) – as well as assessing the effect of belapectin on the incidence of additional clinically significant cirrhosis-related outcomes (a key secondary efficacy endpoint), (ii) The study targets MASH patients with a clearly identified unmet medical need: patients with compensated cirrhosis who have clinical signs of portal hypertension and, thus, are at risk of developing esophageal varices, a potentially life-threatening complication of cirrhosis (bleeding varices are a cause of death in about one-third of cirrhotic patients). There is currently no approved treatment for preventing varices in these patients. In addition, the development of esophageal varices reflects the progression of hepatic cirrhosis and thus portends the development of other cirrhosis complications such as ascites, hepatic encephalopathy, and liver failure, and (iii) During the first 18 months, two belapectin dose levels (2 mg/kg LBM and 4 mg/kg LBM) will be compared to placebo (phase 2b). Then, at the interim analysis (IA), assuming the study continues to the next stage, the best belapectin dose will be selected, based on efficacy and safety, for continued evaluation (Phase 3). The belapectin doses selected for the phase 2b/3 were based on the analysis of the NASH-CX trial. Prior belapectin clinical studies have also indicated the good tolerance and safety profile of belapectin with doses of up to 8 mg/kg LBM for up to 52 weeks, an important feature to inform the future risk benefit analysis in patients with MASH cirrhosis.

An interim analysis (IA) of efficacy and safety data will be conducted after all planned subjects in Phase 2b component have completed at least 78 weeks (18 months) of treatment and a second esophago-gastro-duodeno endoscopic assessment has been performed. The purpose of the IA is to allow potential seamless adaptive modifications of the phase 3 stage of the study, including: (1) the selection of the optimal dose of belapectin for Phase 3, (2) the re-estimation of the study sample size, (3) the modification of the randomization ratio in favor of the active treatment, (4) and/or termination of the study for overwhelming efficacy or for futility.  The IA results are expected late in the fourth quarter of 2024.

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

In this trial, as proposed in the protocol, secondary endpoints include a composite clinical outcomes endpoint, including varices requiring treatment (development of large varices or varices with a red wale), decompensating events, all-cause mortality, MELD score increase, liver transplant. Also, MASH non-invasive biomarkers will be evaluated. To target a population at risk of developing esophageal varices, patient selection was based on clinical signs of portal hypertension, including, but not limited to, a low platelet count, an increased spleen size, an increased liver stiffness, and/or evidence of abdominal collaterals circulation.

The focus and goal of the therapeutic program is to stop the progression of and/or reverse portal hypertension and thereby prevent the development of varices, potentially one of the most life-threatening complications of cirrhosis. Based on the results of the NASH-CX trial and subject to confirmation in later stage clinical trials, we believe that this goal is achievable in a significant portion of the MASH cirrhosis patient population i.e. those MASH cirrhosis patients with clinical signs of portal hypertension for whom, currently, apart from a liver transplantation, no specific liver targeted, treatments are available.

Index
We activated more than 150 clinical trial sites in 14 countries for the NAVIGATE trial.

The COVID-19 pandemic delayed our regulatory and ethics approvals, recruitment of sites, and enrollment of patients for our NAVIGATE trial. For several reasons, the pandemic made enrolling patients for the NAVIGATE trial more challenging, notably because patients eligible for the NAVIGATE trial have liver cirrhosis and, as such, were at a greater health risk of complications from COVID-19 and needed to be vaccinated before taking the risk of infection associated with a visit to a healthcare facility. As we emerged from the COVID-19 pandemic, site recruitment and patient enrollment accelerated and we experienced increases in the speed of enrollment, particularly in the United States. However, we did not see the enrollment in Europe that we anticipated. Consequently, we activated multiple sites in Latin America. A resurgence of the COVID pandemic could again delay the regulatory, ethical and clinical milestones that we need to meet to conduct our NAVIGATE trial. The last patient from the phase 2b stage was randomized in February 2023, and consequently we expect topline results from the IA late in the fourth quarter of 2024.

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

Index
Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Research and Development Expense.

	Three Months Ended March 31,		2024 as Compared to 2023 Three Months
	2024	2023	$ Change	% Change
		(In thousands, except %)
Research and development	$8,054	$8,799	$(745)	(8.5%)

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

Our research and development expenses were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Direct external expenses:
Clinical activities	$5,872	$6,820
Pre-clinical activities	561	772
All other research and development expenses	1,622	1,207
	$8,054	$8,799

Clinical activities decreased primarily due to timing of incurrence of expenditures related to our NAVIGATE clinical trial.  Other research and development expenses increased primarily due to additional employees hired after the first quarter of 2023.

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

Index
General and Administrative Expense.

	Three Months Ended March 31,		2024 as Compared to 2023 Three Months
	2024	2023	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,594	$1,543	$51	3%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase in general and administrative expenses for the three-months ended March 31, 2024 as compared to the same period in 2023 is due to increases in compensation of $85,000 and in investor relations/business development of $95,000 partially offset by decrease in non-cash stock based compensation expenses of approximately $111,000.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2024, we raised a net total of $294.5 million from these offerings. At March 31, 2024, the Company had $23.6 million of unrestricted cash and cash equivalents in addition to $20 million remaining available under two lines of credit provided by our chairman available to fund future operations. The Company believes there is sufficient cash to fund currently planned operations at least through May 15, 2025. We will require more cash to fund our operations after May 15, 2025 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Net cash used in operations increased by $1,312,000 to $12,105,000 for the three months ended March 31, 2024, as compared to $10,793,000 for the three months ended March 31, 2023. Cash operating expenses increased principally due to the preparations and expenses related to our NAVIGATE clinical trial with belapectin.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our 2023 Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially impact our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

On May 14, 2024, Richard E. Uihlein, as holder of that certain Unsecured Convertible Promissory Note in the principal amount of $10,000,000, dated April 21, 2021, irrevocably elected to convert the entire principal amount of such note, plus accrued and unpaid interest, into shares of common stock of the Company at a price of $5.00 per share, effective as of April 16, 2025, which is the maturity date of such Note.  The note will remain outstanding and accrue interest until maturity and no shares of common stock will be issued as a result of this election until April 16, 2025.

Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended March 31, 2024.

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

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2024.

GALECTIN THERAPEUTICS INC.

By:	/s/ Joel Lewis
Name:	Joel Lewis
Title:	Chief Executive Officer and President
(principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer
(principal financial and accounting officer)