Form 10-Q
period 2024-06-30
GALECTIN THERAPEUTICS INC
filed 2024-08-13
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of August 9, 2024 was 62,278,125.

GALECTIN THERAPEUTICS INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2024	December 31, 2023
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,598	$25,660
Prepaid expenses and other current assets	1,689	2,050
Total current assets	27,287	27,710
Other assets	368	490
Total assets	$27,655	$28,200
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,698	$6,431
Accrued expenses and other	10,856	9,182
Accrued dividends payable	63	63
Total current liabilities	14,617	15,676
Convertible notes payable and accrued interest, net of discounts – related party (Note 3)	31,375	30,902
Derivative liabilities (Note 4)	1,764	1,004
Borrowing and accrued interest under convertible line of credit, net of debt discount – related party (Notes 9 and 10)	62,046	40,839
Other liabilities	—	20
Total liabilities	109,802	88,441
Commitments and contingencies (Note 11)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at June 30, 2024 and December 31, 2023, redemption value: $8,124,000, liquidation value: $1,760,000 at June 30, 2024	1,723	1,723
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at June 30, 2024 and December 31, 2023 respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,235,000 issued and outstanding at June 30, 2024 and December 31, 2023, liquidation value $1,235,000 at June 30, 2024	500	500
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2024 and December 31, 2023, 62,278,125 and 61,852,914 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	62	61
Additional paid-in capital	293,872	291,847
Retained deficit	(378,304)	(354,372)
Total stockholders’ equity (deficit)	(83,870)	(61,964)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$27,655	$28,200

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)		(in thousands, except per share data)
Operating expenses:
Research and development	$9,813	$7,371	$17,867	$16,170
General and administrative	1,478	1,632	3,072	3,175
Total operating expenses	11,291	9,003	20,939	19,345
Total operating loss	(11,291)	(9,003)	(20,939)	(19,345)
Other income (expense):
Interest income	80	50	160	93
Interest expense	(1,269)	(650)	(2,321)	(1,110)
Change in fair value of derivative	109	489	(760)	(279)
Total other income (expense)	(1,080)	(111)	(2,921)	(1,296)
Net loss	$(12,371)	$(9,114)	$(23,860)	$(20,641)
Preferred stock dividends	(64)	(63)	(72)	(63)
Net loss applicable to common stockholders	$(12,435)	$(9,177)	$(23,932)	$(20,704)
Net loss per common share — basic and diluted	$(0.20)	$(0.15)	$(0.39)	$(0.35)
Weighted average common shares outstanding — basic and diluted	62,233	59,582	62,104	59,531

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,860)	$(20,641)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation expense	1,342	1,178
Amortization of right to use lease asset	18	16
Non-cash interest expense	457	313
Change in fair value of derivative liabilities	760	279
Changes in operating assets and liabilities:
Prepaid expenses and other assets	361	458
Accounts payable, accrued expenses and other liabilities	(1,380)	(3,027)
Accrued interest on convertible debt - related party	1,864	798
Net cash from operating activities	(20,438)	(20,626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible line of credit – related party	20,000	20,000
Net proceeds from exercise of common stock warrants	376
Net cash flows from financing activities	20,376	20,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(62)	(626)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,660	18,592
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,598	$17,966
NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$72	$62
Reclassification of accrued bonus to additional paid in capital	—	210
Common stock purchase warrants issued in connection with related party line of credit	537	477

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)  (UNAUDITED)
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2022	176	$1,723
Balance at June 30, 2023	176	$1,723
Balance at December 31, 2023	176	$1,723
Balance at June 30, 2024	176	$1,723

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2023	1,260,000	$510	59,582,253	$59	$276,156	$(321,094)	$(44,369)
Series A 12% convertible preferred stock dividend						(37)	(37)
Series C super dividend redeemable convertible preferred stock dividend						(26)	(26)
Common stock purchase warrants issued in connection with related party line of credit					180		180
Stock-based compensation expense					516		516
Net loss						(9,114)	(9,114)
Balance at June 30, 2023	1,260,000	$510	59,582,253	$59	$276,852	$(330,271)	$(52,850)
Balance at March 31, 2024	1,235,000	$500	62,148,134	$61	$292,499	$(365,869)	$(72,809)
Series A 12% convertible preferred stock dividend						(38)	(38)
Series C super dividend redeemable convertible preferred stock dividend						(26)	(26)
Common stock purchase warrants issued in connection with related party line of credit					260		260
Exercise of common stock options			4,898
Exercise of common stock purchase warrants			125,093	1	375		376
Stock-based compensation expense					738		738
Net loss						(12,371)	(12,371)
Balance at June 30, 2024	1,235,000	$500	62,278,125	$62	$293,872	$(378,304)	$(83,870)

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Six Months Ended June 30, 2023 and 2024
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2022	1,260,000	$510	59,426,005	$59	$275,081	$(309,567)	$(33,917)
Series A 12% convertible preferred stock dividend			12,600		26	(26)
Series C super dividend redeemable convertible preferred stock dividend			17,600		36	(37)	(1)
Common stock purchase warrants issued in connection with related party line of credit					477		477
Stock-based compensation expense			126,048		1,232		1,232
Net loss						(20,641)	(20,641)
Balance at June 30, 2023	1,260,000	$510	59,582,253	$59	$276,852	$(330,271)	$(52,850)
Balance at December 31, 2023	1,235,000	$500	61,852,914	$61	$291,847	$(354,372)	$(61,964)
Series A 12% convertible preferred stock dividend			12,350		30	(30)
Series C super dividend redeemable convertible preferred stock dividend			17,600		42	(42)
Exercise of common stock options			19,620
Exercise of common stock purchase warrants			125,093	1	375		376
Common stock purchase warrants issued in connection with related party line of credit					537		537
Stock-based compensation expense, net of shares forfeited to cover tax withholding			250,548		1,041		1,041
Net loss						(23,860)	(23,860)
Balance at June 30, 2024	1,235,000	$500	62,278,125	$62	$293,872	$(378,304)	$(83,870)

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation, Liquidity and Going Concern

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2024 and the results of its operations for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2023 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2023.

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2024, the company had $25,598,000 of unrestricted cash and cash equivalents available to fund future operations. In July 2022, the Company entered into a $60 million unsecured line of credit financing, which has been fully drawn at June 30, 2024, with its chairman, Richard E. Uihlein (See Note 9). Additionally, on March 29, 2024, the Company entered into a supplemental unsecured $10 million line of credit financing also provided by our chairman (See Note 10). The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations approximately through May 15, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of these financial statements. The ability of the Company to continue as a going concern is likely dependent on the results of the Interim Analysis of the Company’s NAVIGATE clinical trial expected in December 2024 and its ability to raise capital; however, the Company’s cash position may not be sufficient to support its daily operations in May 2025. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses and Other

Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Legal and accounting fees	$65	$40
Accrued compensation	865	1,129
Lease liability	44	46
Accrued research and development costs and other	9,882	7,967
Total	$10,856	$9,182

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

The April 2021 Note has a maturity date of April 16, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The April 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the three months ended June 30, 2024 and 2023, approximately $53,000 and $52,000, respectively, of interest expense was accrued and included with the principal in the financial statements. For the six months ended June 30, 2024 and 2023, approximately $104,000 and $102,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The April 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the April 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the April 2021 Note at its inception. The fair value of the contingent interest derivative liability was $420,000 at note inception (April 16, 2021). The fair value of the contingent interest derivative liability was $789,000 and $366,000 at June 30, 2024 and December 31, 2023, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the three months ended June 30, 2024 and 2023 of $(89,000) and $(221,000), respectively, was charged to other expense/(income) for the three months ended June 30, 2024 and 2023. The change in the fair value of the derivative liability for the six months ended June 30, 2024 and 2023 of $358,000 and $117,000, respectively, was charged to other expense/(income) for the six months ended June 30, 2023 and 2022. The amortization of the original $420,000 debt discount of $26,000 and $26,000 was recorded as additional interest expense for the three months ended June 30, 2024 and 2023, respectively. The amortization of the original $420,000 debt discount of $52,000 and $52,000 was recorded as additional interest expense for the six months ended June 30, 2024 and 2023, respectively.

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
The September 2021 Note has a maturity date of September 17, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $8.64 per share at the option of the noteholder. The September 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the three months ended June 30, 2024 and 2023, approximately $52,000 and $51,000, respectively, of interest expense was accrued and included with the principal in the financial statements. For the six months ended June 30, 2024 and 2023, approximately $104,000 and $101,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The September 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the September 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the September Note at its inception. The fair value of the contingent interest derivative liability was $433,000 at note inception (September 17, 2021). The fair value of the contingent interest derivative liability was $309,000 and $169,000 and June 30, 2024 and December 31, 2023, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for three months ended June 30, 2024 and 2023 of $2,000 and ($116,000), respectively, was recorded to other expense/(income) for three months ended June 30, 2024 and 2023. The change in the fair value of the derivative liability for six months ended June 30, 2024 and 2023 of $140,000 and $50,000, respectively, was recorded to other expense/(income) for six months ended June 30, 2024 and 2023. The amortization of the original $433,000 debt discount of $27,000 and $27,000 was recorded as additional interest expense for the three months ended June 30, 2024 and 2023. The amortization of the original $433,000 debt discount of $54,000 and $54,000 was recorded as additional interest expense for the six months ended June 30, 2024 and 2023.

Index
On December 20, 2021, the second of the two promissory notes under the Loan Agreement was executed and delivered, (the “December 2021 Note”) to evidence the second loan in the principal amount of $10,000,000. The December 2021 Note has a maturity date of December 20, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.43 per share at the option of the noteholder. The December Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For three months ended June 30, 2024 and 2023, approximately $52,000 and $51,000, respectively, of interest expense was accrued and included with the principal in the financial statements. For six months ended June 30, 2024 and 2023, approximately $104,000 and $101,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The December 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the December 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the December Note at its inception. The fair value of the contingent interest derivative liability was $415,000 at note inception (December 20, 2021). The fair value of the contingent interest derivative liability was $666,000 and $404,000 at June 30, 2024 and December 31, 2023, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for three months ended June 30, 2024 and 2023 of $(21,000) and ($152,000), respectively was recorded to other expense/(income) for three months ended June 30, 2024 and 2023. The change in the fair value of the derivative liability for six months ended June 30, 2024 and 2023 of  $262,000 and $112,000, respectively was recorded to other expense/(income) for six months ended June 30, 2024 and 2023. The amortization of the original $415,000 debt discount of $26,000 and $26,000 was recorded as additional interest expense for three months ended June 30, 2024 and 2023, respectively. The amortization of the original $415,000 debt discount of $52,000 and $52,000 was recorded as additional interest expense for six months ended June 30, 2024 and 2023, respectively.

The Company’s contractual cash obligations related to the outstanding convertible notes payable is a repayment of the September 2021 Note of the $10,000,000 plus accrued interest on September 17, 2025 and a repayment of the December 2021 Note of the $10,000,000 plus accrued interest on December 30, 2025, unless converted at the option of the noteholder.

4. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 1 or 2 assets or liabilities at June 30, 2024 or December 31, 2023. See below for Fair Value of Derivatives related to Convertible Notes Payable at June 30, 2024 and December 31, 2023, which are level 3 liabilities.

Level 3 assets and liabilities measured and recorded at fair value on a recurring basis at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Derivative Liability – Contingent Interest April Note	$789,000	$431,000
Derivative Liability – Contingent Interest September Note	$309,000	$169,000
Derivative Liability – Contingent Interest December Note	$666,000	$404,000

The April Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Stock Price	$2.26	$1.66
Conversion Price of conversion feature	$5.00	$5.00
Term	0.79 years	1.29 years
Risk Free Interest Rate	5.23%	4.79%
Credit Adjusted Discount Rate	13.76%	12.86%
Volatility	70%	69%
Dividend Rate	0%	0%

The roll forward of the April Note derivative liability – contingent interest is as follows for the six months ended June 30, 2024 and 2023:

Balance – December 31, 2023	$431,000
Fair Value Adjustment	358,000
Balance – June 30, 2024	$789,000

Balance – December 31, 2022	$249,000
Fair Value Adjustment	117,000
Balance – June 30, 2023	$366,000

Index
The September Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Stock Price	$2.26	$1.66
Conversion Price of conversion feature	$8.64	$8.64
Term	1.22 years	1.72 years
Risk Free Interest Rate	5.12%	4.23%
Credit Adjusted Discount Rate	13.76%	12.86%
Volatility	84%	75%
Dividend Rate	0%	0%

The roll forward of the September Note derivative liability – contingent interest is as follows:

Balance – December 31, 2023	$169,000
Fair Value Adjustment	140,000
Balance – June 30, 2024	$309,000

Balance – December 31, 2022	109,000
Fair Value Adjustment	50,000
Balance – June 30, 2023	$159,000

The December Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Stock Price	$2.26	$1.66
Conversion Price of conversion feature	$5.43	$5.43
Term	1.47 years	1.97 years
Risk Free Interest Rate	4.77%	4.23%
Credit Adjusted Discount Rate	13.76%	12.86%
Volatility	71%	72%
Dividend Rate	0%	0%

The roll forward of the December Note derivative liability – contingent interest is as follows:

Balance – December 31, 2023	$404,000
Fair Value Adjustment	262,000
Balance – June 30, 2024	$666,000

Balance – December 31, 2022	$215,000
Fair Value Adjustment	112,000
Balance – June 30, 2023	$327,000

5. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	in thousands
Research and development	$386	$134	$709	$403
General and administrative	351	382	633	775
Total stock-based compensation expense	$737	$516	$1,342	$1,178

Index
The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2023 through June 30, 2024:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2023	6,333,841	$2.66
Granted	1,273,000	1.81
Exercised	(49,583)	(1.22)
Options forfeited/cancelled	(229,583)	(8.53)
Outstanding, June 30, 2024	7,369,758	$2.33

As of June 30, 2024, there was $1,568,000 of unrecognized compensation related to 2,574,753 unvested options, which is expected to be recognized over a weighted–average period of approximately 1 year. The weighted-average grant date fair value for options granted during the six months ended June 30, 2024 was $1.23. The Company granted 1,273,000 stock options during the six months ended June 30, 2024.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	3.88%	3.76%
Expected life of the options	5.4 years	5.5 years
Expected volatility of the underlying stock	75%	86%
Expected dividend rate	0%	0%

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

During the six months ended June 30, 2024, the Company issued 408,000 restricted stock units to its employees valued at $734,000 at the date of grant. These restricted stock units will vest 100% if the Company publicly presents the results of the Interim Analysis of its NAVIGATE clinical trial on or before December 31, 2024. The Company believes that is probable that the vesting condition will be met and is amortizing the restricted stock unit expense ratably in 2024. The amount of expense recorded during the three and six months ended June 30, 2024 was $196,000 and $324,000 respectively.

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

Index
6. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2023 through June 30, 2024:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2023	9,256,493	$4.22
Granted	400,000	3.49
Exercised	(125,093)	3.00
Forfeited/cancelled	(104,547)	4.49
Outstanding, June 30, 2024	9,426,853	$4.20

The weighted average expiration of the warrants outstanding as of June 30, 2024 is 2.4 years.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	June 30, 2024	June 30, 2023
	(shares)	(shares)
Warrants to purchase shares of common stock	9,426,853	11,957,964
Options to purchase shares of common stock	7,369,758	6,286,757
Restricted stock units	408,000	—
Shares of common stock issuable upon conversion of convertible notes payable – related party	6,721,188	6,117,006
Shares of common stock issuable upon conversion of convertible line of credit – related party	21,016,837	10,170,002
Shares of common stock issuable upon conversion of preferred stock	499,174	503,340
	45,441,810	35,035,069

8. Common Stock

2020 At Market Issuance of Common Stock

On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. During the six months ended June 30, 2024 and 2023, there were no issuances of shares of common stock under the 2020 At Market Agreement.

For each of the six months ended June 30, 2024 and 2023, the Company issued a total of 29,950 and 30,200 shares of common stock, respectively, for dividends on Series A and Series C Preferred Stock.

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

The fair value of the 500,000 warrants vested at closing on July 25, 2022 was $738,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 92%, risk free interest rate of 3.19% and zero dividends. The fair value of the vested warrants was recorded in other assets (non-current) as a deferred financing cost and will be amortized on a straight-line basis from July 25, 2022 through January 31, 2026. Amortization for the three months ended June 30, 2024 and 2023 of $52,000 and $52,000, respectively, was recorded as interest expense. Amortization for the six months ended June 30, 2024 and 2023 of $104,000 and $104,000, respectively, was recorded as interest expense.

On December 19, 2022, the Company executed a $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.46% (Applicable Federal Rate for short term loans on date of draw of 4.46% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was $1,038,000 and $349,000 at June 30, 2024 and 2023, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on December 19, 2022 was $160,780 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 91%, risk free interest rate of 4.06% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal to be amortized on a straight-line basis, which is not materially different than the effective interest method, from December 19, 2022 through January 31, 2026. Amortization for the six months ended June 30, 2024 and 2023 of $26,000 in each period and was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through January 31, 2026.

On March 31, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.41% (Applicable Federal Rate for short term loans on date of draw of 4.41% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was $832,000 and $161,000 at June 30, 2024 and 2023, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.26 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on March 31, 2023 was $296,680 at the date of issuance based on the following assumptions: an expected life of 6.33 years, volatility of 88%, risk free interest rate of 3.94% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal to be amortized on a straight-line basis, which is not materially different than the effective interest method, from March 31, 2023 through January 31, 2026. Amortization for the six months ended June 30, 2024 and 2023 of $52,000 and $26,000, respectively, and was recorded as interest expense.

Index
On June 30, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.34% (Applicable Federal Rate for short term loans on date of draw of 4.34% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was $653,000 and $0 at June 30, 2024 and 2023, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on June 30, 2023 was $179,920 at the date of issuance based on the following assumptions: an expected life of 6.08 years, volatility of 85%, risk free interest rate of 3.59% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from June 30, 2023 through January 31, 2026. Amortization for the six months ended June 30, 2024 and 2023 of $34,000 and $0, respectively, and was recorded as interest expense.

On December 29, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 7.13% (Applicable Federal Rate for short term loans on date of draw of 5.13% plus 2%). The effective interest rate is approximately 7.5%. Accrued interest on this draw was $362,000 June 30, 2024. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on December 31, 2023 was $193,745 at the date of issuance based on the following assumptions: an expected life of 5.7 years, volatility of 79%, risk free interest rate of 4.49% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from December 29, 2023 through January 31, 2026. Amortization for the six months ended June 30, 2024 of $47,000 and was recorded as interest expense.

On March 29, 2024, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.62% (Applicable Federal Rate for short term loans on date of draw of 4.62% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was $166,000 June 30, 2024. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.59 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on March 29, 2024, was $277,389 at the date of issuance based on the following assumptions: an expected life of 5.33 years, volatility of 75%, risk free interest rate of 4.19% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from March 29, 2024 through January 31, 2026. Amortization for the six months ended June 30, 2024 of $38,000 and was recorded as interest expense.

On June 28, 2024, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 7.01% (Applicable Federal Rate for short term loans on date of draw of 5.01% plus 2%). The effective interest rate is approximately 7.4%.  The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.39 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on June 28, 2024, was $260,000 at the date of issuance based on the following assumptions: an expected life of 5.03 years, volatility of 77%, risk free interest rate of 4.29% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from June 28, 2024 through January 31, 2026.

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

Index
12. Leases

The Company has one operating lease for its office space which was amended effective March 1, 2022 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first six and a half months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the six-month periods ended June 30, 2024 and 2023 was approximately $26,000 for each period and is included in general and administrative expenses. As of June 30, 2024, the right to use lease asset consisted of $35,000 and is included in other assets. Also, at June 30, 2024, current lease liability of $44,000 is included in accrued expenses.

Maturity of operating lease as of June 30, 2024 in thousands:

2024	27
2025	18
Total	45
Less imputed interest	1
Present value of lease liability	$44

The discount rate used in calculating the present value of the lease payments was 11%.

13. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Cumulatively, the Company has contributed a total of $4,013,000, including $233,000 for the six months ended June 30, 2024, for expenses of the LLC. Since the end of 2014, SBH has contributed $711,000 for expenses in the LLC. As of June 30, 2024, the Company’s ownership percentage in the LLC was 85%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

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
NCT04332432) and began enrolling patients in the second quarter of 2020. The study completed enrollment in February 2022 and favorable results were presented in 2023.
Cancer Immunotherapy

Melanoma, Head, Neck Squamous	belapectin	Investigator IND study was completed. A Phase 1B study began in Q-1 2016. Early
Cell		data was reported in February 2017 and additional data were reported in September
Carcinoma (HNSCC)		2018. Data from an extension trial was reported in July 2021 for additional melanoma
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

Index
Results of Operations

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

Research and Development Expense.
	Three Months Ended		Six Months Ended			2024 as Compared to 2023
	June 30,		June 30,		Three Months		Six Months
	2024	2023	2024	2023	$ Change	% Change	$ Change	% Change
				(In thousands, except %)
Research and development	$9,813	$7,371	$17,867	$16,170	$2,442	33%	$1,697	10%

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

Our research and development expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Direct external expenses:		(in thousands)

Clinical programs	$7,858	$5,494	$13,729	$12,314
Pre-clinical activities	182	776	743	1,548
All other research and development expenses	1,773	1,100	3,395	2,308
	$9,813	$7,371	$17,867	$16,170

Clinical activities increased primarily due to timing of incurrence of expenditures related to our NAVIGATE clinical trial. Other research and development expenses increased primarily due to additional employees hired after the first and second quarters of 2023.
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

Index
General and Administrative Expense.

	Three Months		Six Months			2024 as Compared to 2023
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2024	2023	2024	2023	$ Change	% Change	$ Change	% Change
				(In thousands, except %)
General and administrative	$1,478	$1,632	$3,072	$3,175	$(154)	(9)%	$(103)	(3)%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease in general and administrative expenses for the three-months ended June 30, 2024 as compared to the same period in 2023 is due to a decrease in stock compensation expense of $31,000 and a decrease in investor relations/business development of $95,000.   The primary reasons for the decrease in general and administrative expenses for the six-months ended June 30, 2024 as compared to the same period in 2023 is due to a decrease in legal expense of $69,000 and a decrease in insurance expense of $65,000.
Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2024, we raised a net total of $304.5 million from these offerings. At June 30, 2024, the Company had $25.6 million of unrestricted cash and cash equivalents in addition to $10 million remaining available under two lines of credit provided by our chairman available to fund future operations. The Company believes there is sufficient cash to fund currently planned operations approximately through May 15, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this Form 10-Q. The ability of the Company to continue as a going concern is likely dependent on the results of the Interim Analysis of the Company’s NAVIGATE clinical trial expected in December 2024 and its ability to raise capital; however, the Company’s cash position may not be sufficient to support its daily operations in May 2025. We will require more cash to fund our operations after May 15, 2025 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our adaptively designed NAVIGATE Phase 2b/3 clinical trial. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.
Net cash used in operations decreased by $188,000 to $20,438,000 for the six months ended June 30, 2024, as compared to $20,626,000 for the six months ended June 30, 2023. Cash operating expenses decreased principally due to timing of payment of expenses related to our NAVIGATE clinical trial with belapectin.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.
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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended June 30, 2024.
2024 Annual Meeting of Shareholders and Shareholder Nominations

On August 8, 2024, the Company’s board of directors of established January 23, 2025 as the date of the Company’s 2024 annual meeting of shareholders (the “Annual Meeting”).

Because the date of the Annual Meeting has changed by more than 30 days from the anniversary of the date of the Company’s 2023 annual meeting of shareholders, in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is informing stockholders of such change. Additionally, new deadlines have been set for submission of proposals by shareholders intended to be presented at the Annual Meeting and included in the Company’s proxy statement for the Annual Meeting.

In accordance with Rule 14a-8 under the Exchange Act (“Rule 14a-8”), if a stockholder wishes to present a proposal for inclusion in the proxy materials for the Annual Meeting, the Company’s Secretary must receive written notice of such proposal at the Company’s principal executive offices no later than the close of business on November 14, 2024, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Any such proposal must (i) meet the requirements set forth in the rules and regulations of the Securities and Exchange Commission (the “SEC”), including Rule 14a-8, in order to be eligible for inclusion in the proxy materials for the Annual Meeting and (ii) contain the information specified in, and otherwise comply with, the Company’s Amended and Restated Bylaws (the “Bylaws”).

In addition to satisfying the procedures set forth in the Bylaws, to comply with the universal proxy rules under the Exchange Act, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act, no later than November 24, 2024, which is 60 calendar days prior to the date of the Annual Meeting.

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

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2024.

GALECTIN THERAPEUTICS INC.

By:	/s/ Joel Lewis
Name:	Joel Lewis
Title:	Chief Executive Officer and President
(principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer
(principal financial and accounting officer)