Form 10-Q
period 2024-09-30
GALECTIN THERAPEUTICS INC
filed 2024-11-14
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of November 8, 2024 was 62,761,825.

GALECTIN THERAPEUTICS INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

	PART I — FINANCIAL INFORMATION	PAGE
ITEM 1.	Unaudited Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	5

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2024 and 2023	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.	Controls and Procedures	26

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Mine Safety Disclosures	27

ITEM 5.	Other Information	27

ITEM 6.	Exhibits	27

SIGNATURES		29

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2024	December 31, 2023
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$27,060	$25,660
Prepaid expenses and other current assets	1,606	2,050
Total current assets	28,666	27,710
Other assets	306	490
Total assets	$28,972	$28,200
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,795	$6,431
Accrued expenses and other	11,586	9,182
Current portion of convertible notes payable and accrued interest, net of discounts – related party (Note 3)	10,518	—
Derivative liabilities (Note 4)	359	—
Accrued dividends payable	—	63
Total current liabilities	25,258	15,676
Convertible notes payable and accrued interest, net of discounts – related party (Note 3)	21,094	30,902
Derivative liabilities (Note 4)	2,159	1,004
Borrowing and accrued interest under convertible line of credit, net of debt discount – related party (Notes 9 and 10)	72,942	40,839
Other liabilities	—	20
Total liabilities	121,453	88,441
Commitments and contingencies (Note 11)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at September 30, 2024 and December 31, 2023, redemption value: $8,124,000, liquidation value: $1,760,000 at September 30, 2024	1,723	1,723
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at September 30, 2024 and December 31, 2023 respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,235,000 issued and outstanding at September 30, 2024 and December 31, 2023, liquidation value $1,235,000 at September 30, 2024	500	500
Common stock, $0.001 par value; 150,000,000 shares authorized at September 30, 2024 and December 31, 2023, 62,308,075 and 61,852,914 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	62	61
Additional paid-in capital	294,776	291,847
Retained deficit	(389,542)	(354,372)
Total stockholders’ equity (deficit)	(94,204)	(61,964)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$28,972	$28,200

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)		(in thousands, except per share data)
Operating expenses:
Research and development	$7,595	$7,732	$25,462	$23,902
General and administrative	1,471	1,434	4,543	4,609
Total operating expenses	9,066	9,166	30,005	28,511
Total operating loss	(9,066)	(9,166)	(30,005)	(28,511)
Other income (expense):
Interest income	93	62	254	156
Interest expense	(1,494)	(835)	(3,815)	(1,945)
Change in fair value of derivative	(753)	(489)	(1,514)	(769)
Total other income (expense)	(2,154)	(1,262)	(5,075)	(2,558)
Net loss	$(11,220)	$(10,428)	$(35,080)	$(31,069)
Preferred stock dividends	(18)	6	(90)	(57)
Warrant modification		(3,619)		(3,619)
Net loss applicable to common stockholders	$(11,238)	$(14,041)	$(35,170)	$(34,745)
Net loss per common share — basic and diluted	$(0.18)	$(0.24)	$(0.57)	$(0.58)
Weighted average common shares outstanding — basic and diluted	62,278	59,704	62,163	59,590

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,080)	$(31,069)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation expense	1,857	1,764
Amortization of right to use lease asset	27	24
Non-cash interest expense	748	505
Change in fair value of derivative liabilities	1,514	769
Changes in operating assets and liabilities:
Prepaid expenses and other assets	444	711
Accounts payable, accrued expenses and other liabilities	(1,553)	(2,406)
Accrued interest on convertible debt - related party	3,067	1,439
Net cash from operating activities	(28,976)	(28,263)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible line of credit – related party	30,000	20,000
Net proceeds from exercise of common stock warrants	376	10,033
Net cash flows from financing activities	30,376	30,033
NET DECREASE IN CASH AND CASH EQUIVALENTS	1,400	1,770
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,660	18,592
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,060	$20,362
NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$90	$57
Reclassification of accrued bonus to additional paid in capital	—	210
Common stock purchase warrants issued in connection with related party line of credit	845	477
Warrant Modification		3,619

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)  (UNAUDITED)
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2022	176	$1,723
Balance at September 30, 2023	176	$1,723
Balance at December 31, 2023	176	$1,723
Balance at September 30, 2024	176	$1,723

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2023	1,260,000	$510	59,582,253	$59	$276,852	$(330,271)	$(52,850)
Series A 12% convertible preferred stock dividend			12,600		24	14	39
Series C super dividend redeemable convertible preferred stock dividend			17,600		33	(8)	25
Issuance of common stock from exercise of warrants			2,236,204	2	10,031		10,033
Warrant modification					3,619	(3,619)
Stock-based compensation expense					586		516
Net loss						(10,428)	(10,428)
Balance at September 30, 2023	1,260,000	$510	61,848,657	$61	$291,145	$(344,312)	$(52,596)
Balance at June 30, 2024	1,235,000	$500	62,278,125	$62	$293,872	$(378,304)	$(83,870)
Series A 12% convertible preferred stock dividend			12,350		34	3	37
Series C super dividend redeemable convertible preferred stock dividend			17,600		47	(21)	26
Common stock purchase warrants issued in connection with related party line of credit					308		308
Stock-based compensation expense					515		515
Net loss						(11,220)	(11,220)
Balance at September 30, 2024	1,235,000	$500	62,308,075	$62	$294,776	$(389,542)	$(94,204)

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Nine Months Ended September 30, 2023 and 2024
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2022	1,260,000	$510	59,426,005	$59	$275,081	$(309,567)	$(33,917)
Series A 12% convertible preferred stock dividend			25,200		50	(12)	38
Series C super dividend redeemable convertible preferred stock dividend			35,200		69	(45)	24
Issuance of common stock from exercise of warrants			2,236,204	2	10,031		10,033
Common stock purchase warrants issued in connection with related party line of credit					477		477
Warrant modification					3,619	(3,619)
Stock-based compensation expense			126,048		1,818		1,818
Net loss						(31,069)	(31,069)
Balance at September 30, 2023	1,260,000	$510	61,848,657	$61	$291,145	$(344,312)	$(52,596)
Balance at December 31, 2023	1,235,000	$500	61,852,914	$61	$291,847	$(354,372)	$(61,964)
Series A 12% convertible preferred stock dividend			24,700		64	(27)	37
Series C super dividend redeemable convertible preferred stock dividend			35,200		89	(63)	26
Exercise of common stock options			19,620
Exercise of common stock purchase warrants			125,093	1	375		376
Common stock purchase warrants issued in connection with related party line of credit					845		845
Stock-based compensation expense, net of shares forfeited to cover tax withholding			250,548		1,556		1,556
Net loss						(35,080)	(35,080)
Balance at September 30, 2024	1,235,000	$500	62,308,075	$62	$294,776	$(389,542)	$(94,204)

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 2024 and the results of its operations for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2023 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2023.

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2024, the company had $27,060,000 of unrestricted cash and cash equivalents available to fund future operations. In addition, on November 14, 2024, the Company entered into a second supplemental unsecured $6 million line of credit financing with its chairman, Richard E. Uihlein (see note 9). The Company believes there is sufficient cash to fund currently planned operations approximately through May 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of these financial statements. The ability of the Company to continue as a going concern is likely dependent on the results of its NAVIGATE clinical trial expected in December 2024 and its ability to raise capital; however, the Company’s cash position may not be sufficient to support its daily operations after May 2025. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has the ability to delay certain research activities and related clinical expenses if necessary due to liquidity concerns until a date when those concerns are relieved.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses and Other

Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Legal and accounting fees	$96	$40
Accrued compensation	1,059	1,129
Lease liability	32	46
Accrued research and development costs and other	10,399	7,967
Total	$11,586	$9,182

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

The April 2021 Note has a maturity date of April 16, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The April 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the three months ended September 30, 2024 and 2023, approximately $53,000 and $52,000, respectively, of interest expense was accrued and included with the principal in the financial statements. For the nine months ended September 30, 2024 and 2023, approximately $159,000 and $154,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The April 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the April 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the April 2021 Note at its inception. The fair value of the contingent interest derivative liability was $420,000 at note inception (April 16, 2021). The fair value of the contingent interest derivative liability was $1,202,000 and $431,000 at September 30, 2024 and December 31, 2023, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the three months ended September 30, 2024 and 2023 of $413,000 and $234,000, respectively, was charged to other expense/(income) for the three months ended September 30, 2024 and 2023. The change in the fair value of the derivative liability for the nine months ended September 30, 2024 and 2023 of $771,000 and $(156,000), respectively, was charged to other expense/(income) for the nine months ended September 30, 2024 and 2023. The amortization of the original $420,000 debt discount of $26,000 and $26,000 was recorded as additional interest expense for the three months ended September 30, 2024 and 2023, respectively. The amortization of the original $420,000 debt discount of $78,000 and $78,000 was recorded as additional interest expense for the nine months ended September 30, 2024 and 2023, respectively.

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
The September 2021 Note has a maturity date of September 17, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $8.64 per share at the option of the noteholder. The September 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the three months ended September 30, 2024 and 2023, approximately $56,000 and $52,000, respectively, of interest expense was accrued and included with the principal in the financial statements. For the nine months ended September 30, 2024 and 2023, approximately $157,000 and $156,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The September 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the September 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the September Note at its inception. The fair value of the contingent interest derivative liability was $433,000 at note inception (September 17, 2021). The fair value of the contingent interest derivative liability was $359,000 and $169,000 and September 30, 2024 and December 31, 2023, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for three months ended September 30, 2024 and 2023 of $50,000 and $78,000, respectively, was recorded to other expense/(income) for three months ended September 30, 2024 and 2023. The change in the fair value of the derivative liability for nine months ended September 30, 2024 and 2023 of $189,000 and $129,000, respectively, was recorded to other expense/(income) for nine months ended September 30, 2024 and 2023. The amortization of the original $433,000 debt discount of $27,000 and $27,000 was recorded as additional interest expense for the three months ended September 30, 2024 and 2023. The amortization of the original $433,000 debt discount of $81,000 and $81,000 was recorded as additional interest expense for the nine months ended September 30, 2024 and 2023.

Index
On December 20, 2021, the second of the two promissory notes under the Loan Agreement was executed and delivered, (the “December 2021 Note”) to evidence the second loan in the principal amount of $10,000,000. The December 2021 Note has a maturity date of December 20, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.43 per share at the option of the noteholder. The December Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For three months ended September 30, 2024 and 2023, approximately $52,000 and $51,000, respectively, of interest expense was accrued and included with the principal in the financial statements. For nine months ended September 30, 2024 and 2023, approximately $156,000 and $152,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The December 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the December 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the December Note at its inception. The fair value of the contingent interest derivative liability was $415,000 at note inception (December 20, 2021). The fair value of the contingent interest derivative liability was $957,000 and $404,000 at September 30, 2024 and December 31, 2023, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for three months ended September 30, 2024 and 2023 of $291,000 and $178,000, respectively was recorded to other expense/(income) for three months ended September 30, 2024 and 2023. The change in the fair value of the derivative liability for nine months ended September 30, 2024 and 2023 of  $553,000 and $290,000, respectively was recorded to other expense/(income) for nine months ended September 30, 2024 and 2023. The amortization of the original $415,000 debt discount of $26,000 and $26,000 was recorded as additional interest expense for three months ended September 30, 2024 and 2023, respectively. The amortization of the original $415,000 debt discount of $78,000 and $78,000 was recorded as additional interest expense for nine months ended September 30, 2024 and 2023, respectively.

The Company’s contractual cash obligations related to the outstanding convertible notes payable is a repayment of the September 2021 Note of the $10,000,000 plus accrued interest on September 17, 2025 and a repayment of the December 2021 Note of the $10,000,000 plus accrued interest on December 30, 2025, unless converted at the option of the noteholder.

4. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 1 or 2 assets or liabilities at September 30, 2024 or December 31, 2023. See below for Fair Value of Derivatives related to Convertible Notes Payable at September 30, 2024 and December 31, 2023, which are level 3 liabilities.

Level 3 assets and liabilities measured and recorded at fair value on a recurring basis at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Derivative Liability – Contingent Interest April Note	$1,202,000	$431,000
Derivative Liability – Contingent Interest September Note	$359,000	$169,000
Derivative Liability – Contingent Interest December Note	$957,000	$404,000

The April Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Stock Price	$2.75	$1.66
Conversion Price of conversion feature	$5.00	$5.00
Term	0.54 years	1.29 years
Risk Free Interest Rate	5.23%	4.79%
Credit Adjusted Discount Rate	11.44%	12.86%
Volatility	78%	69%
Dividend Rate	0%	0%

The roll forward of the April Note derivative liability – contingent interest is as follows for the nine months ended September 30, 2024 and 2023:

Balance – December 31, 2023	$431,000
Fair Value Adjustment	771,000
Balance – September 30, 2024	$1,202,000

Balance – December 31, 2022	$249,000
Fair Value Adjustment	351,000
Balance – September 30, 2023	$600,000

Index
The September Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Stock Price	$2.75	$1.66
Conversion Price of conversion feature	$8.64	$8.64
Term	.96 years	1.72 years
Risk Free Interest Rate	3.98%	4.23%
Credit Adjusted Discount Rate	11.44%	12.86%
Volatility	68%	75%
Dividend Rate	0%	0%

The roll forward of the September Note derivative liability – contingent interest is as follows:

Balance – December 31, 2023	$169,000
Fair Value Adjustment	190,000
Balance – September 30, 2024	$359,000

Balance – December 31, 2022	109,000
Fair Value Adjustment	129,000
Balance – September 30, 2023	$238,000

The December Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Stock Price	$2.75	$1.66
Conversion Price of conversion feature	$5.43	$5.43
Term	1.22 years	1.97 years
Risk Free Interest Rate	3.98%	4.23%
Credit Adjusted Discount Rate	11.44%	12.86%
Volatility	69%	72%
Dividend Rate	0%	0%

The roll forward of the December Note derivative liability – contingent interest is as follows:

Balance – December 31, 2023	$404,000
Fair Value Adjustment	553,000
Balance – September 30, 2024	$957,000

Balance – December 31, 2022	$215,000
Fair Value Adjustment	289,000
Balance – September 30, 2023	$504,000

5. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	in thousands
Research and development	$340	$223	$709	$972
General and administrative	175	363	633	884
Total stock-based compensation expense	$515	$586	$1,342	$1,856

Index
The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2023 through September 30, 2024:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2023	6,333,841	$2.66
Granted	1,373,000	1.86
Exercised	(49,583)	(1.22)
Options forfeited/cancelled	(348,750)	(6.35)
Outstanding, September 30, 2024	7,308,508	$2.35

As of September 30, 2024, there was $1,154,000 of unrecognized compensation related to 2,475,171 unvested options, which is expected to be recognized over a weighted–average period of approximately 1 year. The weighted-average grant date fair value for options granted during the nine months ended September 30, 2024 was $1.23. The Company granted 1,373,000 stock options during the nine months ended September 30, 2024.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	3.88%	3.84%
Expected life of the options	5.4 years	5.5 years
Expected volatility of the underlying stock	75%	86%
Expected dividend rate	0%	0%

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

In January 2024, the Company issued 408,000 restricted stock units to its employees valued at $734,000 at the date of grant. These restricted stock units will vest 100% if the Company publicly presents the results of the Interim Analysis of its NAVIGATE clinical trial on or before December 31, 2024. The Company believes that is probable that the vesting condition will be met and is amortizing the restricted stock unit expense ratably in 2024. The amount of expense recorded during the three and nine months ended September 30, 2024 was $163,000 and $488,000 respectively.

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

Index
6. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2023 through September 30, 2024:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2023	9,256,493	$4.22
Granted	600,000	3.70
Exercised	(125,093)	3.00
Forfeited/cancelled	(108,455)	4.49
Outstanding, September 30, 2024	9,622,945	$4.20

The weighted average expiration of the warrants outstanding as of September 30, 2024 is 2.2 years.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	September 30, 2024	September 30, 2023
	(shares)	(shares)
Warrants to purchase shares of common stock	9,622,945	9,700,961
Options to purchase shares of common stock	7,308,508	6,426,758
Restricted stock units	401,256	—
Shares of common stock issuable upon conversion of convertible notes payable – related party	6,872,504	6,267,886
Shares of common stock issuable upon conversion of convertible line of credit – related party	24,698,459	10,333,695
Shares of common stock issuable upon conversion of preferred stock	499,174	503,340
	49,402,846	33,232,640

8. Common Stock

2020 At Market Issuance of Common Stock

On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. During the nine months ended September 30, 2024 and 2023, there were no issuances of shares of common stock under the 2020 At Market Agreement.

For each of the nine months ended September 30, 2024 and 2023, the Company issued a total of 24,700 and 35,200 shares of common stock, respectively, for dividends on Series A and Series C Preferred Stock.

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

The fair value of the 500,000 warrants vested at closing on July 25, 2022 was $738,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 92%, risk free interest rate of 3.19% and zero dividends. The fair value of the vested warrants was recorded in other assets (non-current) as a deferred financing cost and will be amortized on a straight-line basis from July 25, 2022 through January 31, 2026. Amortization for the three months ended September 30, 2024 and 2023 of $52,000 and $52,000, respectively, was recorded as interest expense. Amortization for the nine months ended September 30, 2024 and 2023 of $156,000 and $157,000, respectively, was recorded as interest expense.

On December 19, 2022, the Company executed a $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.46% (Applicable Federal Rate for short term loans on date of draw of 4.46% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was $1,217,000 and $517,000 at September 30, 2024 and 2023, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on December 19, 2022 was $160,780 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 91%, risk free interest rate of 4.06% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal to be amortized on a straight-line basis, which is not materially different than the effective interest method, from December 19, 2022 through January 31, 2026. Amortization for the nine months ended September 30, 2024 and 2023 of $39,000 in each period and was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through January 31, 2026.

On March 31, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.41% (Applicable Federal Rate for short term loans on date of draw of 4.41% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was $1,006,000 and $325,000 at September 30, 2024 and 2023, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.26 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on March 31, 2023 was $296,680 at the date of issuance based on the following assumptions: an expected life of 6.33 years, volatility of 88%, risk free interest rate of 3.94% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal to be amortized on a straight-line basis, which is not materially different than the effective interest method, from March 31, 2023 through January 31, 2026. Amortization for the nine months ended September 30, 2024 and 2023 of $78,000 and $52,000, respectively, was recorded as interest expense.

Index
On June 30, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.34% (Applicable Federal Rate for short term loans on date of draw of 4.34% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was $822,000 and $159,000 at September 30, 2024 and 2023, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on June 30, 2023 was $179,920 at the date of issuance based on the following assumptions: an expected life of 6.08 years, volatility of 85%, risk free interest rate of 3.59% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from June 30, 2023 through January 31, 2026. Amortization for the nine months ended September 30, 2024 and 2023 of $52,000 and $18,000, respectively, was recorded as interest expense.

On December 29, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 7.13% (Applicable Federal Rate for short term loans on date of draw of 5.13% plus 2%). The effective interest rate is approximately 7.5%. Accrued interest on this draw was $548,000 September 30, 2024. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on December 31, 2023 was $193,745 at the date of issuance based on the following assumptions: an expected life of 5.7 years, volatility of 79%, risk free interest rate of 4.49% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from December 29, 2023 through January 31, 2026. Amortization for the nine months ended September 30, 2024 of $70,000 was recorded as interest expense.

On March 29, 2024, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.62% (Applicable Federal Rate for short term loans on date of draw of 4.62% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was $166,000 at September 30, 2024. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.59 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on March 29, 2024, was $277,389 at the date of issuance based on the following assumptions: an expected life of 5.33 years, volatility of 75%, risk free interest rate of 4.19% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from March 29, 2024 through January 31, 2026. Amortization for the nine months ended September 30, 2024 of $76,000 was recorded as interest expense.

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

Index
The fair value of the 200,000 warrants vested at closing on June 28, 2024, was $260,000 at the date of issuance based on the following assumptions: an expected life of 5.03 years, volatility of 77%, risk free interest rate of 4.29% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from June 28, 2024 through January 31, 2026. Amortization for the nine months ended September 30, 2024 of $41,000 was recorded as interest expense.

10. Supplemental Convertible Lines of Credit – Related Party

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

On September 30, 2024, the Company executed a $10 million Promissory Note under the Supplemental Line of Credit. The interest rate on this draw is 6.13% (Applicable Federal Rate for short term loans on date of draw of 5.01% plus 2%). The effective interest rate is approximately 6.4%.  The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $4.13 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on September 30, 2024, was $307,780 at the date of issuance based on the following assumptions: an expected life of 4.83 years, volatility of 78%, risk free interest rate of 3.58% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from October 1, 2024 through January 31, 2026.

On November 14, 2024, the Company and Richard E. Uihlein (the “Lender”) entered into an additional Supplemental Line of Credit Letter Agreement (the “November 2024 Supplemental Credit Agreement”), pursuant to which the Lender shall provide the Company a line of credit of up to $6.0 million (the “November 2024 Supplemental Line of Credit”) to finance the Company’s working capital needs. The Company may draw upon the November 2024 Supplemental Line of Credit through March 31, 2025.

Each advance made pursuant to the November 2024 Supplemental Credit Agreement shall be evidenced by an unsecured, convertible promissory note (individually, a “Promissory Note,” and collectively, the “Promissory Notes”), and bear interest at the Applicable Federal Rate for short term loans, plus two (2%) percent. Principal and interest on the Promissory Notes are due on or before March 31, 2026. Only with the consent of the Lender, may the Promissory Notes be prepaid, in whole or in part, at any time without premium or penalty, but with interest on the amount or amounts prepaid.

At the election of Lender, the principal and accrued interest on Promissory Note(s) may be converted into the number of shares of the Company’s Common Stock equal to the amount of principal and accrued interest on such Promissory Note divided by the price equal to the closing price of the Common Stock on the date of such Promissory Note, but in no event less than $3.00 per share.

In connection with the November 2024 Supplemental Credit Agreement, the Company agreed to issue the Lender warrants to purchase up to an aggregate of 120,000 shares of the Company’s common stock, par value $0.001 per share (collectively, the “Warrants”). The Company shall issue to the Lender Warrants ratably, upon borrowings under the November 2024 Supplemental Line of Credit, with exercise prices equal to 150% of the closing price of the Company’s common Stock on the date of the Promissory Note evidencing such draw, but in no event more than $10.00 per share nor less than $3.00 per share. The Warrants expire on July 31, 2029.

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

Index
12. Leases

The Company has one operating lease for its office space which was amended effective March 1, 2022 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first six and a half months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the nine-month periods ended September 30, 2024 and 2023 was approximately $39,000 for each period and is included in general and administrative expenses. As of September 30, 2024, the right to use lease asset consisted of $26,000 and is included in other assets. Also, at September 30, 2024, current lease liability of $32,000 is included in accrued expenses.

Maturity of operating lease as of September 30, 2024 in thousands:

2024	13
2025	20
Total	33
Less imputed interest	1
Present value of lease liability	$32

The discount rate used in calculating the present value of the lease payments was 11%.

13. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Cumulatively, the Company has contributed a total of $4,093,000, including $313,000 for the nine months ended September 30, 2024, for expenses of the LLC. Since the end of 2014, SBH has contributed $711,000 for expenses in the LLC. As of September 30, 2024, the Company’s ownership percentage in the LLC was 85.2%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through May 2025; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

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

In February 2023, we completed randomizations totaling 357 patients in a large, global clinical trial, the NAVIGATE trial. Our study protocol was filed with the FDA on April 30, 2020, and originally provided for a seamless adaptively-designed Phase 2b/3 clinical study evaluating the safety and efficacy of our galectin-3 inhibitor, belapectin, for the prevention of esophageal varices in patients with MASH cirrhosis (Further details are available at www.clinicaltrials.gov under study NCT04365868. In September 2020, the Company received a letter from the FDA providing comments, asking questions and providing guidance on various aspects of the ongoing NAVIGATE trial. These comments were addressed, and the study proceeded accordingly. Based on more recent FDA feedback, the Company decided to analyze the stage 1 portion of the NAVIGATE study as a stand-alone clinical trial and currently does not expect to conduct the originally planned stage 2 portion of study as was initially designed.

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

NASH NAVIGATE
Following FDA feedback, the NAVIGATE trial is an adaptive Phase 2b/3 trial for the prevention of esophageal varices in MASH patients with compensated cirrhosis and clinical signs of portal hypertension. A stage 1 interim efficacy analysis originally was planned  to confirm previous Phase 2 data, select an optimal dose and reaffirm the risk/benefit of belapectin. If required, the stage 2 end of study analysis will evaluate the development of esophageal varices as the same primary outcome of efficacy and a composite clinical endpoint including progression to varices requiring treatment as a key secondary outcome of efficacy (www.clinicaltrials.gov NCT04365868).  However, following FDA feedback, the Company decided to analyze the stage 1 portion of the NAVIGATE study as a stand-alone clinical trial and the Company currently does not expect to conduct the originally planned stage 2 portion of study as was initially designed.   The final patient was randomized in February 2023 and the top line efficacy and safety results are expected in December 2024.

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

Index
NASH-FX Trial: The NASH-FX trial was a Phase 2a pilot trial for patients with MASH and advanced fibrosis that explored use of three non-invasive imaging technologies. It was a short, single site, four-month trial in 30 NASH patients with advanced fibrosis (F3) randomized 1:1 to either 9 bi-weekly doses of 8 mg/kg LBM of belapectin or placebo. The trial did not meet its primary endpoint as measured using multi-parametric magnetic resonance imaging (LiverMultiScan®, Perspectum Diagnostics). The trial also did not meet secondary endpoints that measure liver stiffness as a surrogate for fibrosis using, magnetic resonance-elastography and FibroScan® score. With a four-month treatment period and a small number of patients per arm the study was not powered to demonstrate efficacy results in established advanced liver fibrosis. In the trial however, belapectin was found to be safe and well tolerated with no serious adverse events and showing evidence of a pharmacodynamic effect. These results provided support for further development in MASH.

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

Originally, an interim analysis (IA) of efficacy and safety data will be conducted after all planned subjects in stage 1 Phase 2b component have completed at least 78 weeks (18 months) of treatment and a second esophago-gastro-duodeno endoscopic assessment has been performed. The purpose of the IA is to allow potential seamless adaptive modifications of the phase 3 stage of the study, including: (1) the selection of the optimal dose of belapectin for Phase 3, (2) the re-estimation of the study sample size, (3) the modification of the randomization ratio in favor of the active treatment, (4) and/or termination of the study for overwhelming efficacy or for futility.

However, following FDA feedback, the Company decided to analyze the stage 1 portion of the NAVIGATE study as a stand-alone clinical trial and the Company currently does not expect to conduct the originally planned stage 2 portion of study as it was initially designed. The topline efficacy and safety results are expected late in December 2024.

The trial design also included a blinded sample size re-estimation (“SSR”) during the Phase 2b, prior to the IA, to allow for potential sample size readjustment. The SSR was conducted when 50% of the patients completed 18 months of therapy. The study design also minimizes invasive testing requirements, such as the measurement of HVPG or repeated liver biopsies, which we believe are particularly risky in patients with portal hypertension and facilitated enrollment of patients and should facilitate their retention. It also originally provided for a seamless transition of patients from the Phase 2b stage into the phase 3 stage, including the potential addition of new patients. The trial design introduces the notion of esophageal varices prevention as a primary pivotal outcome previously discussed with FDA.

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

The Company also has completed a Hepatic Impairment Study, which ran in parallel with the phase 2b/3 trial as part of the development program. The Hepatic Impairment Study was conducted at three sites and involved approximately 40 patients (divided amongst normal healthy volunteers, and patients with hepatic impairment categorized as Child-Turcotte-Pugh (CTP) classes A (mild), B (moderate), and C (severe). Each subject received a single infusion of belapectin (4 mg/kg LBM) and their serum belapectin levels were monitored for up to approximately two weeks to define the effects of various stages of cirrhosis on serum belapectin levels. The tolerance and safety of belapectin was evaluated. Enrollment in this study was completed in February 2022, and the final results were presented at The Liver Meeting™ 2023, hosted by the American Association for the Study of Liver Diseases. The data indicated that belapectin exposure did not increase with the degree of hepatic insufficiency, a property that is consistent with the observed distribution of the drug into activated macrophages.  Further details on this hepatic impairment study can be found on www.clinicaltrials.gov study NCT04332432.

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

Index
Results of Operations

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

Research and Development Expense.

	Three Months Ended		Nine Months Ended		2024 as Compared to 2023
	September 30,		September 30,		Three Months		Nine Months
	2024	2023	2024	2023	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$7,595	$7,732	$25,462	$23,902	$(237)	(2)%	$1,560	7%

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

Our research and development expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Direct external expenses:	(in thousands)

Clinical programs	$5,937	$5,353	$19,666	$17,667
Pre-clinical activities	204	900	947	2,449
All other research and development expenses	1,454	1,479	4,849	3,786
	$7,595	$7,732	$25,462	$23,902

Clinical activities increased primarily due to timing of incurrence of expenditures related to our NAVIGATE clinical trial. Pre-clinical activities decreased primarily due to the timing of certain projects and activities in support of clinical programs.  Other research and development expenses increased primarily due to additional employees hired after the first and second quarters of 2023.

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

Index
General and Administrative Expense.

	Three Months Ended		Nine Months Ended		2024 as Compared to 2023
	September 30,		September 30		Three Months		Nine Months
	2024	2023	2024	2023	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,471	$1,433	$4,543	$4,609	$38	3%	$(66)	(1)%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reason for the increase in general and administrative expenses for the three-months ended September 30, 2024 as compared to the same period in 2023 is due to a decrease in investor relations/business development.   The primary reasons for the decrease in general and administrative expenses for the nine-months ended September 30, 2024 as compared to the same period in 2023 is due to a decrease in legal expense and investor relations/business development expense.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of September 30, 2024, we raised a net total of $314.5 million from these offerings. At September 30, 2024, the Company had $27.1 million of unrestricted cash and cash equivalents. In addition, on November 14, 2024, the Company entered into a second supplemental unsecured $6 million line of credit financing with its chairman, Richard E. Uihlein (see note 9).  The Company believes there is sufficient cash to fund currently planned operations approximately through May, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this Form 10-Q. The ability of the Company to continue as a going concern is likely dependent on the top line results of the Company’s NAVIGATE clinical trial expected in December 2024 and its ability to raise capital; however, the Company’s cash position may not be sufficient to support its daily operations after May 2025. We will require more cash to fund our operations after May, 2025 and believe we will be able to obtain additional financing. The currently planned operations include costs related to our NAVIGATE clinical trial. However, there can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Net cash used in operations increased by $713,000 to $28,976,000 for the nine months ended September 30, 2024, as compared to $28,263,000 for the nine months ended September 30, 2023. Cash operating expenses increased principally due to timing of payment of expenses related to our NAVIGATE clinical trial with belapectin.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2024, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 30, 2024, the Company executed a $10 million Promissory Note under the Supplemental Line of Credit. The interest rate on this draw is 6.13% (Applicable Federal Rate for short term loans on date of draw of 5.01% plus 2%). The effective interest rate is approximately 6.4%.  The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $4.13 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on September 30, 2024, was $307,780 at the date of issuance based on the following assumptions: an expected life of 4.83 years, volatility of 78%, risk free interest rate of 3.58% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from October 1, 2024 through January 31, 2026.

Item 3.	Defaults Upon Senior Securities

None

Index
Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Supplemental Line of Credit

On November 14, 2024, the Company and Richard E. Uihlein (the “Lender”) entered into a Supplemental Line of Credit Letter Agreement (the “November 2024 Supplemental Credit Agreement”), pursuant to which the Lender shall provide the Company a line of credit of up to $6.0 million (the “November 2024 Supplemental Line of Credit”) to finance the Company’s working capital needs. The Company may draw upon the Supplemental Line of Credit through March 31, 2025.  The November 2024 Supplemental Line of Credit is in addition to $60.0 million the line of credit made available by the Lender in July 2022 and the $10.0 million supplemental line of credit made available by the Lender in March 2024.

Each advance made pursuant to the November 2024 Supplemental Credit Agreement shall be evidenced by an unsecured, convertible promissory note (individually, a “Promissory Note,” and collectively, the “Promissory Notes”), and bear interest at the Applicable Federal Rate for short term loans, plus two (2%) percent. Principal and interest on the Promissory Notes are due on or before March 31, 2026.

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

In connection with the November 2024 Supplemental Credit Agreement, the Company agreed to issue the Lender warrants to purchase up to an aggregate of 120,000 shares of the Company’s common stock, par value $0.001 per share (collectively, the “Warrants”). The Company shall issue to the Lender Warrants ratably, upon borrowings under the November 2024 Supplemental Line of Credit, with exercise prices equal to 150% of the closing price of the Company’s common Stock on the date of the Promissory Note evidencing such draw, but in no event more than $10.00 per share nor less than $3.00 per share. The Warrants expire on July 31, 2029.

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

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended September 30 2024, Joel Lewis, Jack Callicutt, and Khurram Jamil, the Company’s CEO, CFO and CMO, respectively, each adopted a Rule 10b5-1 trading plan, as disclosed below.  Other than as disclosed,  no officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended September 30, 2024.

On July 25, 2024, Joel Lewis adopted a Rule 10b5-1 trading plan with a trading plan effective date of December 1, 2024, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 185,250 shares of the Company’s common stock until December 31, 2025. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities.

On July 18, 2024, Jack Callicutt adopted a Rule 10b5-1 trading plan with a trading plan effective date of December 1, 2024, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 627,456 shares of the Company’s common stock until December 31, 2025. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities.

On August 20, 2024, Khurram Jamil adopted a Rule 10b5-1 trading plan with a trading plan effective date of December 1, 2024, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to an amount of shares needed to cover taxes with respect to the vesting of an RSU grant of 30,000 shares, plus up to 60% of such remaining shares, plus the sale of up to another 25,000 shares pursuant to exercise of stock options.  Sales under the plan may occur until December 31, 2025. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities.

Item 6.	Exhibits

Exhibit Number	Description of Document	Note Reference
10.1*	Supplemental Line of Credit Agreement, dated as of November 14, 2024, by and between Richard E. Uihlein and the Company.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document** (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

Index
Exhibit Number	Description of Document	Note Reference
101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document**

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2024.

GALECTIN THERAPEUTICS INC.

By:	/s/ Joel Lewis
Name:	Joel Lewis
Title:	Chief Executive Officer and President
(principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer
(principal financial and accounting officer)