Form 10-K
period 2024-12-31
GALECTIN THERAPEUTICS INC
filed 2025-03-31
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2024 was approximately $112 million.

The number of shares outstanding of the registrant’s common stock as of March 3, 2025 was 63,180,491.

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

In February 2023, we completed randomizations totaling 357 patients in a large, global Phase 2b/3 clinical trial, the NAVIGATE trial. Our study protocol was filed with the FDA on April 30, 2020, for a seamless adaptively-designed Phase 2b/3 clinical study evaluating the safety and efficacy of our galectin-3 inhibitor, belapectin, for the prevention of esophageal varices in patients with non-alcoholic steatohepatitis (NASH) cirrhosis Further details are available at www.clinicaltrials.gov under study NCT04365868. The information contained therein is not incorporated herein by reference.    In September 2020, the Company received a letter from the FDA providing comments, asking questions and providing guidance on various aspects of the ongoing NAVIGATE trial. These comments were addressed, and the study proceeded accordingly.

Based on feedback from the U.S. Food and Drug Administration (FDA), the Company decided to analyze stage 1 of the NAVIGATE clinical trial results as a stand-alone trial.   Therefore, the decision was made to present full top-line efficacy and safety results, following last patient last visit and database lock which occurred in fall 2024.   In December 2024, we presented top-line results of the NAVIGATE clinical trial.  In the intent-to-treat (ITT) population (N=355), while the incidence of varices was 43.2% reduced in the belapectin 2 mg/kg dose group vs placebo, the composite endpoint did not reach statistical significance. The per-protocol population (PPP) was pre-defined as subjects who completed 18 months of therapy with upper endoscopy performed at both baseline and 18 months. In the PPP (n=287), the incidence of varices was reduced by 49.3% (compared to the targeted 52.5% reduction) in the belapectin 2 mg/kg dose group (p-value < 0.05). The Company further analyzed the two thirds of the completer patients in the NAVIGATE trial enrolled in the U.S. (n=186). The incidence of varices in this population was significantly reduced by 68.1% (p=0.02) in patients treated with belapectin 2 mg (4 out of 60) vs placebo (13 out of 62) in the U.S. While all three cohorts of patients in the U.S. had a higher percentage use of GLP-1 and statins than the rest of the world, the belapectin cohorts performed much better than placebo in the U.S.  The Company continues to analyze trial data and expects to report additional information on specific biomarkers in the second quarter of 2025.

As in prior trials, the safety profile of belapectin remains highly encouraging with incidence of adverse events and serious adverse events comparable across the three cohorts. Rates of discontinuation, adverse events (AEs), and serious adverse events (SAEs) were comparable to placebo, with no drug-related SAEs reported in the NAVIGATE trial.

The Company continues to analyze data from approximately 55 patients that completed 36 months of treatment prior to the ending of the trial in February 2025. While data from this group would not change the results of the NAVIGATE clinical trial for patients completing 18 months of treatment, the Company believes that any encouraging results from this group of patients may draw interest from potential strategic partners.

Additionally, a study protocol entitled “A Single-dose, Open-label, Pharmacokinetic Study of Belapectin (GR-MD-02) in Subjects With Normal Hepatic Function and Subjects With Varying Degrees of Hepatic Impairment” has been filed with the FDA to examine the effects of the drug in subjects with normal hepatic function and subjects with varying degrees of hepatic impairment (study details are listed under study NCT04332432 on www.clinicaltrials.gov); this study became fully enrolled in February 2022 and favorable results were reported in 2023. The information contained therein is not incorporated herein by reference.

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

NASH NAVIGATE
Following FDA feedback, the NAVIGATE trial was for the prevention of esophageal varices in NASH patients with compensated cirrhosis and clinical signs of portal hypertension.. The final patient was randomized in February 2023 and top-line results were presented in December 2024

Phase 1 study: hepatic insufficiency
A hepatic impairment study is being conducted in subjects with normal hepatic function and subjects with varying degrees of hepatic impairment (www.clinicaltrials.gov NCT04332432) and began enrolling patients in the second quarter of 2020. The study completed enrollment in February 2022 and favorable results were presented in 2023.

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

NASH NAVIGATE Trial: Building on the experience of the NASH-CX trial, the NAVIGATE Trial was designed as a seamless adaptively-designed Phase 2b/3 clinical study evaluating the safety and efficacy of our galectin-3 inhibitor, belapectin, for the prevention of esophageal varices in patient with non-alcoholic steatohepatitis (NASH) cirrhosis. The major features of this innovative Phase 2b/3 study design are: i) In patients with NASH cirrhosis and clinical signs of portal hypertension but without esophageal varices at baseline, evaluated by an esophago-gastro-duodeno endoscopy, this trial will assess the effect of belapectin on the incidence of new varices  (the primary endpoint) – as well as assessing the effect of belapectin on the incidence of additional clinically significant cirrhosis-related outcomes (a key secondary efficacy endpoint), (ii) The study targets NASH patients with a clearly identified unmet medical need: patients with compensated cirrhosis who have clinical signs of portal hypertension and, thus, are at risk of developing esophageal varices, a potentially life-threatening complication of cirrhosis (bleeding varices are a cause of death in about one-third of cirrhotic patients). There is currently no approved treatment for preventing varices in these patients. In addition, the development of esophageal varices reflects the progression of hepatic cirrhosis and thus portends the development of other cirrhosis complications such as ascites, hepatic encephalopathy, and liver failure, and (iii) During the first 18 months, two belapectin dose levels (2 mg/kg LBM and 4 mg/kg LBM) will be compared to placebo (phase 2b).

Based on feedback from the U.S. Food and Drug Administration (FDA), the Company has decided to analyze stage 1 of the NAVIGATE clinical trial results as a stand-alone trial.   Therefore, a decision was made to present full top-line efficacy and safety results, following last patient last visit and database lock which occurred in fall 2024.   In December 2024, we presented top-line results of the NAVIGATE clinical trial.  In the intent-to-treat (ITT) population (N=355), while the incidence of varices was 43.2% reduced in the belapectin 2 mg/kg dose group vs placebo, the composite endpoint did not reach statistical significance. The per-protocol population (PPP) was pre-defined as subjects who completed 18 months of therapy with upper endoscopy performed at both baseline and 18 months. In the PPP (n=287), the incidence of varices was reduced by 49.3% (compared to the targeted 52.5% reduction) in the belapectin 2 mg/kg dose group (p-value < 0.05). The Company further analyzed the two thirds of the completer patients in the NAVIGATE trial enrolled in the U.S. (n=186). The incidence of varices in this population was significantly reduced by 68.1% (p=0.02) in patients treated with belapectin 2 mg (4 out of 60) vs placebo (13 out of 62) in the U.S. While all three cohorts of patients in the U.S. had a higher percentage use of GLP-1 and statins than the rest of the world, the belapectin cohorts performed much better than placebo in the U.S.  The Company continues to analyze trial data and expects to report additional information on specific biomarkers in the second quarter of 2025.

As in prior trials, the safety profile of belapectin remains highly encouraging with incidence of adverse events and serious adverse events comparable across the three cohorts. Rates of discontinuation, adverse events (AEs), and serious adverse events (SAEs) were comparable to placebo, with no drug-related SAEs reported in the NAVIGATE trial.

The Company continues to analyze data from the 57 patients that completed 36 months of treatment prior to the ending of the trial in February 2025. While data from this group would not change the results of the NAVIGATE clinical trial for patients completing 18 months of treatment, the Company believes that any encouraging data from this group of patients may draw interest from potential strategic partners.

In the NAVIGATE trial, as proposed in the protocol, secondary endpoints include a composite clinical outcomes endpoint, including varices requiring treatment (development of large varices or varices with a red wale), decompensating events, all-cause mortality, MELD score increase, liver transplant. Also, NASH non-invasive biomarkers will be evaluated. To target a population at risk of developing esophageal varices, patient selection was based on clinical signs of portal hypertension, including, but not limited to, a low platelet count, an increased spleen size, an increased liver stiffness, and/or evidence of abdominal collaterals circulation.

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

Further details on the NAVIGATE trial can be found on www.clinicaltrials.gov under study NCT04365868 and on our NAVIGATE website (navigatenash.com).  The information contained therein is not incorporated herein by reference.

Index
The Company also has completed a Hepatic Impairment Study, which ran in parallel with the phase 2b/3 trial as part of the development program. The Hepatic Impairment Study was conducted at three sites and involved approximately 40 patients (divided amongst normal healthy volunteers, and patients with hepatic impairment categorized as Child-Turcotte-Pugh (CTP) classes A (mild), B (moderate), and C (severe). Each subject received a single infusion of belapectin (4 mg/kg LBM) and their serum belapectin levels were monitored for up to approximately two weeks to define the effects of various stages of cirrhosis on serum belapectin levels. The tolerance and safety of belapectin was evaluated. Enrollment in this study was completed in February 2022, and the final results were presented the The Liver Meeting™ 2023, hosted by the American Association for the Study of Liver Diseases. The data indicated that belapectin exposure did not increase with the degree of hepatic insufficiency, a property that is consistent with the observed distribution of the drug into activated macrophages. Further details on this hepatic impairment study can be found on www.clinicaltrials.gov study NCT04332432. The information contained therein is not incorporated herein by reference.

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

Late in 2021, we engaged three noted physicians – Dr. Chetan Bettegowda, from Johns Hopkins, and Dr. Nishant Agrawal and Dr. Ari Rosenberg, both from University of Chicago Medical Center – as consultants to help define the path forward in oncology. In consultation with our oncology experts, we have now selected the treatment of recurrent or metastatic head and neck cancer as the lead indication to pursue for belapectin in combination with an immune checkpoint inhibitor. The decision is notably based on the lack of available treatments for these patients, the limited number of therapies in development, and the resulting very high medical need. We filed an IND with FDA and are planning a phase 2 trial to be filed with the FDA oncology division, dependent in part on finding a suitable partner or obtaining financing for the trial.

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

As of December 31, 2024, Galectin Therapeutics Inc. held 19 granted U.S. patents, 86 foreign granted, and 1 U.S. patent applications pending. Many of our patents and patent applications cover composition of matter for complex carbohydrate drugs and/or methods of use for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent or for use in treatment of fibrosis. The scheduled expiration dates of our many of our United States patents span out to 2034 before considering any potential extensions. We have corresponding patent applications pending in various territories where we see potential for commercial interest. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to Our Intellectual Property”. Our competitive position, in part, is contingent upon protection of our intellectual property. Galectin Sciences LLC has 2 granted U.S. patents, 24 granted international patents, 2 US patent application pending, and 5 foreign applications pending.

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

During the years ended December 31, 2024 and 2023, our expenditures for research and development were $36.1 million and $32.1 million, respectively. We expense all research and development costs as they are incurred.

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

Human Capital Resources

As of February 28, 2025, we had fifteen full-time employees, twelve of whom are involved primarily in management of our pre-clinical research and development and clinical trials and three who were involved primarily in management and administration of our Company. We also utilize several contractors and consultants who provide product development, manufacture, analytical testing, clinical trial expertise, and clinical trial support.

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

We have incurred net losses in each year of operation since our inception in July 2000 and have no revenues. Our accumulated deficit as of December 31, 2023 was $354 million. We had $15.1 million of unrestricted cash as of December 31, 2024 and $6 million of available borrowings under a line of credit provided by our chairman. Additionally, in March 2025, we signed a new supplemental line of credit agreement with our chairman for an additional $5 million of available borrowings.  The Company believes there is sufficient cash, including the $11 million under the two lines of credit, to fund currently planned operations through August 2025. We will require more cash to fund our operations after August 2025. There can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

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

Our NAVIGATE trial was our only active clinical trial, and we currently do not have plans or funding to undertake another clinical trial.

In December 2024, we presented top-line results of the NAVIGATE clinical trial.  The composite endpoint did not reach statistical significance. Because the data from NAVIGATE clinical trial did not reach statistical significance, we may determine not to conduct an additional clinical trial to test the efficacy of our drug candidate, belapectin. Furthermore, it will be difficult for us to raise the capital necessary for another clinical trial. The Company continues to analyze data from the 57 patients that completed 36 months of treatment prior to the ending of the trial in February 2025. While data from this group patient would not change the results of results of the NAVIGATE clinical trial, the Company believes that encouraging results from this group of patients may draw interest from potential strategic partners.

There is substantial doubt about our ability to continue as a going concern.

In 2024, we experienced net losses of $47.2 million, had no revenue from operations, and used $41.8 million in cash to fund our operations. Due to the current level of liquidity at December 31, 2024 and the projected shortfall to cover operating expenses requiring cash for a period of 12 months from the report date of the annual report, management has expressed substantial doubt as to our ability to continue as a going concern.

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

Pre-clinical studies and clinical trials are expensive, time-consuming and ultimately may not be successful. The results of pre-clinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Also, it is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. For example, although there was positive data from our NASH-CX Phase 2 trial for belapectin, it did not meet its primary endpoint. Similarly, our Phase 2a pilot trial NASH-FX for patients with advanced fibrosis, which explored three non-invasive imaging technologies, did not meet its primary endpoint. Top-line results from the NAVIGATE trial were presented in the December 2024.  Again, while there was positive data, especially in the 2 mg cohort, the composite endpoint did not reach statistical significance. We may engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. Additional clinical trials may not start or be completed as we forecast and may not achieve the desired results. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate.

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

A significant percentage of our outstanding stock is held by a limited number of investors, including Richard E. Uihlein. Mr. Uihlein, the chairman of our board of directors, who beneficially owns approximately 16.4% of our outstanding common stock as of February 28, 2025 (which does not include any shares issuable upon exercise of options and warrants nor shares issuable upon conversion of convertible notes and lines of credit) and the 10X Fund, LP , which now owns 9.4% of the issued and outstanding shares of common stock of the Company as of February 28, 2025 (which does not include any shares issuable upon exercise of options and warrants). Mr. Uihlein is also an investor in the 10X Fund as a limited partner but is not deemed to be a beneficial owner of, or have a reportable interest in, any shares owned by 10X Fund. As a result of their ownership of shares of common stock, Mr. Uihlein and 10X Fund have and will have significant influence over corporate actions requiring stockholder approval, including the following actions:

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

Holders of Common Stock

As of February 28, 2025, there were 136 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

•	our early stage of development,

•	our NAVIGATE trial was our only active clinical trial, and we currently do not have plans or funding to undertake another clinical trial;

•	there is substantial doubt about our ability to continue as a going concern;

•	we have incurred significant operating losses since our inception and cannot assure you that we will generate revenue or profit,

•	our dependence on additional outside capital,

•	we may be unable to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates,

•	uncertainties related to any litigation,

•	uncertainties related to our technology and clinical trials, including expected dates of availability of clinical data,

•	we may be unable to demonstrate the efficacy and safety of our developmental product candidates in human trials,

•	we may be unable to improve upon, protect and/or enforce our intellectual property,

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

Results of Operations from the Years Ended December 31, 2024 and 2023

Research and Development Expense

	Year ended December 31,		2024 as Compared to 2023
	2024	2023	$ Change	% Change
		(in thousands, except %)
Research and development	$36,571	$32,130	$4,441	13.8%

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

Our research and development expenses were as follows:

	Year Ended December 31,
	2024	2023
Direct external expenses:	(in thousands)

Clinical programs	$29,079	$23,942
Pre-clinical activities	1,084	3,021
Other research and development expenses:
Payroll and other including stock-based compensation	6,408	5,167
	$36,571	$32,130

Index
Clinical programs expenses increased in the year ended December 31, 2024 over the year ended December 31, 2023 primarily due to costs related to our the NAVIGATE clinical trial activities and an increase in costs related to contract manufacturing of belapectin.  Pre-clinical activities decreased due to activities incurred in support of the clinical program such as development and reproductive toxicity studies, clinical supplies and other supportive activities. Payroll and other costs increased primarily due to additional employees being hired in research and development.

General and Administrative Expense

	Year ended December 31,		2024 as Compared to 2023
	2024	2023	$ Change	% Change
		(in thousands, except %)
General and administrative	$5,862	$5,942	$(80)	(1.3%)

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease for the year ended December 31, 2024, as compared to the same period for 2023 are due to a decrease in non-cash stock-based compensation of $206,000 offset by other administrative costs.

Other Income and Expense

During the year ended December 31, 2024, other income and expense consisted of $336,000 of interest income offset by interest expense and amortization of debt discounts on convertible notes payable and convertible line of credit of $5,540,000 and change in fair value of derivatives of $(590,000).

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

Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2024, we raised a net total of $314.5 million from these offerings. At December 31, 2024, the Company had $15.1 million of unrestricted cash and cash equivalents in addition to $6 million available under a line of credit provided by our chairman available to fund future operations. Additionally, in March 2025, we signed a new supplemental line of credit agreement with our chairman for an additional $5 million of available borrowings.  The Company believes there is sufficient cash, including $11 million under the two lines of credit, to fund currently planned operations through August 2025. We will require more cash to fund our operations after August 2025. There can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

2024 compared to 2023

Net cash used in operations increased by $8,802,000 to $41,767,000 for 2024, as compared to $32,965,000 for 2023. Cash operating expenses increased principally due to increased research and development activities primarily related to our NAVIGATE clinical trial and associated activities.

There were no equipment purchases or other investing activities in 2024 or 2023.

Net cash provided by financing activities was $31,227,000 during 2024 as compared to $40,033,000 during 2023, due primarily to the transactions described below.

In 2024, we received $30,000,000 in proceeds under a convertible line of credit provided by our chairman in addition to $1.2 million in proceeds from exercises of stock options and purchase warrants. In 2023, we received $30,000,000 in proceeds under a convertible line of credit provided by our chairman in addition to $10 million in proceeds from stock purchase warrants exercised by our chairman.

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

Due to the nature of our operations, assets and debt, we are not exposed to any significant market risks at December 31, 2024 and 2023.

Index
Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Our management has concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO 2013 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting. Management conducted an evaluation of internal controls based on the COSO 2013 framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Item 9B.	Other Information

March 2025 Supplemental Line of Credit

On March 31, 2025, the Company and Richard E. Uihlein (the “Lender”) entered into a Supplemental Line of Credit Letter Agreement (the “March 2025 Supplemental Credit Agreement”), pursuant to which the Lender shall provide the Company a line of credit of up to $5.0 million (the “March 2025 Supplemental Line of Credit”) to finance the Company’s working capital needs. The Company may draw upon the Supplemental Line of Credit through September 30, 2025.

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

In connection with the Supplemental Credit Agreement, the Company agreed to issue the Lender warrants to purchase up to an aggregate of 100,000 shares of the Company’s common stock, par value $0.001 per share (collectively, the “Warrants”). The Company shall issue to the Lender Warrants ratably, upon borrowings under the Supplemental Line of Credit, with exercise prices equal to 150% of the closing price of the Company’s common Stock on the date of the Promissory Note evidencing such draw, but in no event more than $10.00 per share nor less than $3.00 per share. The Warrants expire on July 31, 2029.

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

November 2024 Supplemental Line of Credit

In March 2025, the Company and Richard E. Uihlein entered into an amendment to the November 2024 Supplemental Line of Credit to extend the date by which the Company could draw on the line of credit from March 31, 2025 to May 31, 2025.

April 2021 Convertible Promissory Note

In connection with entering into the March 2025 Supplemental Line of Credit, the Company agreed to extend the maturity date of the Convertible Promissory Note dated April 16, 2021 from April 16, 2025 to September 30, 2025.

Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended December 31, 2024.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Each of our directors is elected annually and holds office until his or her successor has been elected and qualified or until the earlier of his or her death, resignation or removal. Our board of directors currently consists of eleven members, all of whom were elected at our 2024 Annual Meeting of Stockholders.

The following table sets forth certain biographical information about our directors as of February 28, 2025, and the qualifications, experiences and skills considered in determining that each such person should serve as a director.

Name	Age	Director Since
Gilbert F. Amelio, Ph.D. (2)(3)	81	2009
Benjamin S. Carson, Sr., M.D.	73	2023
Kary Eldred (1)	51	2018
Kevin D. Freeman (1)(2)(3)	63	2011
Joel Lewis	55	2017
Gilbert S. Omenn, M.D., Ph.D. (2)	83	2014
Marc Rubin, M.D. (3)	70	2011
Elissa J. Schwartz, Ph.D. (3)	54	2020
Harold H. Shlevin, Ph.D.	75	2019
Richard E. Uihlein, Chairman	79	2017
Richard A. Zordani (1)	52	2020

(1)	Member of audit committee
(2)	Member of compensation committee
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

Harold Shlevin, Ph.D., retired from being our President and Chief Executive Officer on September 2, 2020, a position he had held since June 14, 2018; however, Dr. Shlevin has entered into a consulting agreement with the Company which ran through December 31, 2021. Dr. Shlevin previously served as our Chief Operating Officer and Secretary from October 1, 2012. Dr. Shlevin previously had been employed at the Georgia Institute of Technology’s Advanced Technology Development Center as Principle and Manager of bioscience commercialization efforts since November 2009, where he has assisted faculty in identifying technology worthy of commercialization, catalyzed formation of new start-up bioscience companies, and mentored new company management. From October 2008 to November 2009, he served as Head of Operations and Commercial Development for Altea Therapeutics Corporation, an advanced drug delivery company focused on the delivery of therapeutic levels of water-soluble biotherapeutics and small drugs through the skin. At Altea, he was responsible for pharmaceutical research and development, clinical research, regulatory affairs, engineering, clinical and commercial manufacturing, quality assurance, information technology, facility operations and finance. From July 2006 to September 2008, Dr. Shlevin served as the President and Chief Executive Officer of Tikvah Therapeutics, Inc., a start-up pharmaceutical enterprise focused on later-stage development of neuroscience therapeutics. From May 2000 to January 2006, he served as President and CEO of Solvay Pharmaceuticals, Inc. (US). In January 2006, he was promoted to a global senior Vice President role within Solvay Pharmaceuticals, SA and member of the Board of Solvay Pharmaceuticals, SA. Previously, Dr. Shlevin served on the Board of Directors of Cardiome Pharma Corporation (NASDAQ: CRME), now known as Correvio Pharma Corp. (NASDAQ: CORV) from 2004 to June 2016. He was Chair of the Compensation Committee and member of the Corporate Governance Committee and Audit Committees. Dr. Shlevin currently serves on the Board of Directors of Moonlight Therapeutics. We believe Dr. Shlevin’s qualifications to sit on our Board of Directors include his extensive executive leadership and management experience in the pharmaceutical industry.

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

Insider Trading Policy

The Company has an Insider Trading Policy is applicable to the Company’s directors, officers, and all employees of the Company.  The Insider Trading Policy governs the purchase, sale, and/or other dispositions of the Company’s securities and prohibits purchasing or selling any securities of the Company while a person covered by the Insider Trading Policy is aware of material, non-public information concerning the Company. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards of the Nasdaq Stock Market. A copy of the Company’s Insider Trading Policy is filed with the SEC as an exhibit to this Annual Report on Form 10-K.

Equity Grant Policy and Procedures

The Company’s policy is to grant stock options and other similar awards in the ordinary course of business in connection with our annual compensation program, hiring new employees, and in recognition of the retention or promotion of employees from time to time. The Company does not grant stock options or similar awards in anticipation of the release of material nonpublic information, such as a significant positive or negative earnings announcement, and does not time the public release of such information based on stock option grant dates. In addition, it is the Company’s policy to not grant stock options or similar awards during at any time during the four business days prior to or the one business day following the filing of the Company’s periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information (each, a “Filing Window”).

Under the Company’s current practices, executive officers do not choose or have influence over the grant date for their individual stock option grants. Stock option grants to the Company’s executive officers are generally approved annually at a meeting of the Company’s Compensation Committee that is held during the first quarter of each year, and the grants are generally effective immediately after the meeting on which the grants are eligible to be made under our grant policies discussed above.

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

Index
EXECUTIVE OFFICERS

Joel Lewis, see above under directors.

Khurram Jamil, M.D. age 49, become the Company’s Chief Medical Officer on August 1, 2024 after joining the Company as vice president of clinical development in March 2024. Prior to joining the Company, Dr. Jamil was employed at Mallinckrodt Pharmaceuticals from July 2015 to February 2024, where he was Vice President Hepatology and led the development teams that achieved approval of two compounds in the U.S. and Japan, conducted trials in liver cirrhosis and its complications, and designed and executed the largest trial in Hepatorenal Syndrome. Earlier in his career he held positions in medical affairs in Ikaria Inc and Organon Pharmaceuticals USA where he led successful launches of first-in-class therapies and developed strategies to assess disease burden, cost-effectiveness, and value proposition of approved drugs in new therapeutic areas. He holds 7 patents, has given over 95 poster and oral presentations and published over 40 manuscripts, including in the prestigious New England Journal of Medicine. Dr. Jamil is board certified in General Surgery. He completed his residency in Seaton Hall University, NJ, and earned his M.B.B.S. from King Edward Medical University at Lahore, Pakistan.

Jack W. Callicutt, age 57, became our Chief Financial Officer on July 1, 2013. From August 2011 through June 2012, Mr. Callicutt was the Chief Financial Officer of REACH Health, Inc., a telemedicine technology company headquartered in Alpharetta, GA. From April 2010 through August 2012, Mr. Callicutt was the Chief Financial Officer of Vystar Corporation, a publicly traded company that holds proprietary technology to remove antigenic proteins from natural rubber latex. Prior to that Mr. Callicutt was Chief Financial Officer of IVOX, Inc., Tikvah Therapeutics and Corautus Genetics, a publicly traded biotechnology company which was developing gene therapy for treatment of cardiovascular disease. Mr. Callicutt previously spent more than fourteen years in public accounting, most recently as a senior manager at Deloitte, where he specialized in technology companies from 1989 to 2003. Mr. Callicutt is a Certified Public Accountant and graduated with honors from Delta State University with a B.B.A. in accounting and computer information systems.

None of the directors, executive officers and significant employees share any familial relationship.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes of ownership of such securities with the SEC. All reports were filed timely during the fiscal year ended December 31, 2024.

Item 11.	Executive Compensation

COMPENSATION PHILOSOPHY DISCUSSION

The Compensation Committee is responsible for creating and reviewing the compensation of the Company’s executive officers, as well as overseeing the Company’s compensation and benefit plans and policies and administering the Company’s equity incentive plans. The following Compensation Philosophy Discussion (“Compensation Discussion”) describes our 2024 executive compensation program and explains the Company’s compensation philosophy, policies, and practices, focusing primarily on the compensation of our named executive officers, or NEOs. This Compensation Discussion is intended to be read in conjunction with the tables that follow, which provide detailed historical compensation information for our following NEOs:

Name	Title
Joel Lewis	Chief Executive Officer and President
Khurram Jamil, M.D.	Chief Medical Officer
Jack W. Callicutt	Chief Financial Officer

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

Several years ago, the Compensation Committee undertook a review of our compensation policies and practices and retained the compensation consulting firm of Barney & Barney LLC to provide compensation information and analysis with respect to the life science and healthcare industry and with respect to our peer companies within the industry. Barney & Barney LLC reviewed information from industry and other sources, surveys and databases, including publicly-available compensation information of other companies with which we compete, to gauge the competitiveness of our compensation programs. Barney & Barney LLC then reported its findings to the Compensation Committee, with recommendations to bring the Company’s executive compensation closer to the 50th percentile of the total compensation of our competitor companies. These findings continued to inform the Compensation Committee’s decisions on compensation in subsequent years, including 2024.

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

Name	2024 Base Salary		2023 Base Salary
Joel Lewis	$624,000		$578,000	(1)
Khurram Jamil, M.D. (2)	$500,000	(2)	$-
Jack W. Callicutt	$400,000		$368,000

(1)
Pursuant to Mr. Lewis’s Employment Agreement and Deferred Stock Unit Agreement, 20% of Mr. Lewis’ base salary will be paid in cash and 80% will be paid in the form of deferred-stock units in accordance with the terms and subject to the provisions of the DSU Agreement through December 2023.

(2)	Dr. Jamil joined the Company in March 2024 and was promoted to Chief Medical Officer effective August 1, 2024 and his base salary was adjusted to $500,000.

Index
Performance Bonuses

In addition to the payment of base salaries, the Company believes that annual performance bonuses can play an important role in providing appropriate incentives to its NEOs to achieve the Company’s strategic objectives.

In prior years, performance bonuses were awarded based on the Company’s Employee Short-Term and Long-Term Incentive Program (the “Program”), which was adopted for executives and employees of the Company. The Program is a performance-based program and was adopted in recognition of the importance of aligning executive and employee interests with that of our stockholders. Our Program is designed to reward the efforts of our executives and employees and to be competitive in attracting and retaining them. There are two elements of the Program: (1) a short-term incentive in the form of cash bonuses and (2) a long-term incentive in the form of stock option grants. The cash bonus incentive is targeted to be up to 30% to 50% of the NEO’s base salary as of the end of the applicable year. Half of each NEO’s annual performance bonus is based upon achievement of the Company’s documented performance objectives for the year and the other half is based upon achievement of individual performance objectives set for the year. The 2024 performance bonuses payments were split with half paid in February 2025 and half to be paid in April 2025, if the employee had not voluntarily resigned by that date.

Name	Performance Bonus Amount		Awarded Amount As % of Base Salary
Joel Lewis	$312,000		50%
Khurram Jamil, M.D.	$120,625	(1)	30%
Jack W. Callicutt	$120,000		30%

(1)	Dr. Jamil’s 2024 bonus was prorated for his employment during 2024.

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

On January 24, 2024, Mr. Lewis and Mr. Callicutt were awarded the options noted below based on 2023 performance. For the performance options, 25% vest on each of June 30, 2024, December 31, 2024, June 30, 2025, and December 31, 2025. The exercise price of the options is set at the closing price of our stock as of the grant date.

Name	Grant Date	Number of Securities Underlying Options	Exercise Price
Joel Lewis	1/24/2024	91,000	$1.72
Jack W. Callicutt	1/24/2024	65,000	$1.72

Also, on January 24, 2024, Mr. Lewis and Mr. Callicutt were granted restricted stock units of 56,000 shares and 40,000 shares, respectively.   These restricted stock units vesting only would occur if the Company presented top-line results from its NAVIGATE clinical trial by the end of 2024.   The restricted stock units vested on December 20, 2024.

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

Khurram Jamil, M.D., Chief Medical Officer

On August 1, 2024, the Company entered into an Employment Agreement with Dr. Jamil (the “Jamil Employment Agreement”), which governs the terms of Dr. Jamil’s employment in his position as the Company’s Chief Medical Officer. Dr. Jamil will serve as the Chief Medical Officer of the Company during an initial term that commences on August 1, 2024 (the “Commencement Date”) and expires on August 1, 2025 (the “Initial Term”). Following the Initial Term, the term of the Agreement automatically renews for successive twelve (12) month terms unless either party provides the other party with notice of non-renewal at least sixty (60) days prior to the expiration of the then-current term. Under the Agreement, the Company has agreed to pay Dr. Jamil a base salary of $500,000 per year (the “Base Salary”). Provided that certain performance objectives are met, Dr. Jamil will also be entitled to receive an annual performance bonus equal to thirty percent (30%) of the Base Salary (the “Performance Bonus”). Subject to certain restrictions described in the Agreement, Dr. Jamil was granted options to purchase 100,000 shares (the “Options”) of the Company’s common stock and restricted stock units for 10,000 shares of the Company’s common stock pursuant to the Company’s 2019 Omnibus Equity Incentive Plan. The Options vest as follows: twenty-five percent (25%) of the Options shall vest upon each of October 31, 2024; January 31, 2025; April 30, 2025; and July 31, 2025.   The restricted stock units vesting only would occur if the Company presented top-line results from its NAVIGATE clinical trial by the end of 2024.   The restricted stock units vested on December 20, 2024.
Prior to his appointment as Chief Medical Officer, on March 11, 2024, Dr. Jamil joined the Company as vice president of clinical development and medical director.   His annual salary was $400,000.   He also was granted options to purchase 150,000 shares of the Company’s common stock which vest one-third at each of the first three anniversaries of his employment date.   Additionally, he was granted restricted stock units for 10,000 shares of the Company’s common stock.   The restricted stock units vesting only would occur if the Company presented top-line results from its NAVIGATE clinical trial by the end of 2024.   The restricted stock units vested on December 20, 2024.

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

Index
SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to our NEOs for the fiscal years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Compensation Awards ($) (1)	All Other Compensation ($)	Total ($)
Joel Lewis, Chief Executive Officer & President	2024(2)	620,167	312,000	202,635	54,872(3)	1,189,674
	2023(2)	573,583	289,000	55,924	45,140(4)	963,647
Khurram Jamil, M.D., Chief Medical Officer (5)	2024(6)	365,909	120,625	398,500	60,813(7)	945,847

Jack W. Callicutt, Chief Financial Officer	2024(8)	397,333	120,000	144,740	54,872(9)	716,945
	2023(8)	364,000	110,400	39,946	47,073(10)	561,419

(1)
Represents the aggregate grant date fair value of restricted stock units and option awards made during 2024 and 2023 computed in accordance with the Stock Compensation Topic of the FASB ASC, as modified of supplemented. Option awards fair values were calculated using the Black-Scholes options pricing model. For a description of the assumptions used to determine these amounts, see Note 9 of the Notes to the Consolidated Financial Statements in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2024 and 2023.

(2)
Mr. Lewis’s performance bonuses for 2024 and 2023 were approved in January 2025 and January 2024, respectively. Pursuant to his employment agreement 20% of his salary and bonus were paid in cash and 80% were awarded in deferred stock units through December 31, 2023.

(3)	Includes $41,072 for health and other insurance and $13,800 for 401(k) plan contributions.
(4)	Includes $33,244 for health and other insurance and $11,896 for 401(k) plan contributions.
(5)	Dr. Jamil joined the Company in March 2024 as vice president of clinical development and was promoted to Chief Medical Officer effective August 1, 2024.
(6)	Dr. Jamil’s performance bonus for 2024 was approved in January 2025.
(7)	Includes $47,146 for health and other insurance and $13,667 for 401(k) plan contributions.
(8)	Mr. Callicutt’s performance bonuses for 2024 and 2023 were approved in January 2025 and January 2024, respectively.
(9)	Includes $41,072 for health and other insurance and $13,800 for 401(k) plan contributions.
(10)	Includes $33,873 for health and other insurance and $12,200 for 401(k) plan contributions.

Index
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2024

The following table sets forth information regarding all outstanding equity awards held by the NEOs at December 31, 2024. The exercise price of the options is set at the closing price of our stock at the date prior to or as of the date of grant. Outstanding options have been approved by our Compensation Committee and our Board.

			Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joel Lewis	54,250(1)	—		2.39	12/14/2027	—	—	—	—
	35,000(2)	—		4.72	01/16/2029
	40,000(3)	—		2.86	01/09/2030
	250,000(4)	—		2.65	08/31/2030
	70,000(5)	—		2.11	03/25/2031
	140,000(6)	—		2.11	03/25/2031
	70,000(7)	—		1.98	01/24/2032
	70,000(8)	—		1.11	01/26/2033
	45,500(9)	45,000(9)		1.72	01/24/2034
Khurram Jamil, M.D.	—	150,000(10)		2.20	03/20/2034	—	—	—	—
	25,000( )	75,000(11)		2.50	08/01/2034

Jack W. Callicutt	26,000(12)	—		13.38	01/21/2024	—	—	—	—
	8,706(13)	—		1.37	01/20/2026
	90,000(14)	—		5.87	01/15/2028
	90,000(15)	—		4.16	05/22/2028
	50,000(16)	—		4.72	01/16/2029
	50,000(17)	—		2.86	01/09/2030
	50,500(5)	—		2.11	03/25/2031
	100,000(6)	—		2.11	03/25/2031
	50,000(7)	—		1.98	01/24/2032
	50,000(8)	—		1.11	01/26/2033
	32,500(9)	32,500(9)		1.72	01/24/2034

(1)	100% of the options vested in full on December 14, 2018.
(2)	100% of the options vested in full on January 16, 2020.
(3)	100% of the options vested in full on December 31, 2020.
(4)	One-twelfth of the total options vested quarterly from August 31, 2020, which was the grant date.
(5)	25% of the options vested on September 30, 2021, 25% vested on March 31, 2022, 25% vested on September 30, 2022, 25% vest on March 31, 2023.
(6)	100% of the options vested on December 20, 2024 when the Company received the top-line results of the NAVIGATE clinical trial and made a public announcement of such results.
(7)	25% of the options vested on June 30, 2022, 25% vested on December 31, 2022, 25% vested on June 30, 2023, 25% vested on December 31, 2023.
(8)	25% of the options vested on June 30, 2023, 25% vested on December 31, 2023, 25% vested on June 30, 2024, 25% vested on December 31, 2024.
(9)	25% of the options vested on June 30, 2024, 25% vested on December 31, 2024, 25% vest on June 30, 2025, 25% vest on December 31, 2025.
(10)	One third of the options vest on each of March 11, 2025, March 11, 2026, and March 11, 2027.
(11)	25% of the options vest on each of October 31, 2024, January 31, 2025, April 30, 2025, and July 31, 2025.
(12)	25% of the options vested on January 21, 2014, the grant date with the remainder vested ratably on a monthly basis over a three-year period.
(13)	25% of the options vested on January 29, 2015, the grant date with the remainder vested ratably on a monthly basis over a three-year period.
(14)	25% of the options vested on January 15, 2018 (grant date), 25% vested on June 30, 2018, and 50% vested on December 31, 2018.
(15)	25% of the options vested on June 30, 2018, 25% vested on September 30, 2018, and 50% vested on December 31, 2018.
(16)	25% of the options vested on June 30, 2019, 25% vested on December 31, 2019, 25% vested on June 30, 2020, and 25% vested on December 31, 2020.
(17)	25% of the options vested on June 30, 2020, 25% vested on December 31, 2020, 25% vested on June 30, 2021, and 25% vested on December 31, 2021.

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

Khurram Jamil, M.D.:

Under the Employment Agreement with Dr. Jamil, if (i) Dr. Jamil terminates the Agreement for Good Reason (as defined in the Agreement) or (ii) the Company terminates the Agreement without Cause (as defined in the Agreement), then the Company shall pay to Dr. Jamil: (1) the Base Salary accrued through the date of termination, (2)(A) if termination occurs within twelve (12) months of the Commencement Date, an amount equal to three (3) months of the Base Salary, or (B) if such termination occurs after the twelve-month anniversary of the Commencement Date, but prior to the eighteen-month anniversary of the Commencement Date, an amount equal to six (6) months of the Base Salary or (C) if termination occurs after the eighteen-month anniversary of the Commencement Date, but prior to the twenty four-month anniversary of the Commencement Date, an amount equal to nine (9) months of Base Salary or (D) if termination occurs after the twenty four-month anniversary of the Commencement Date, an amount equal to twelve (12) months of the Base Salary, (3) reimbursement of unreimbursed expenses and (4) payment of a portion of the Performance Bonus.

If, within the period ending twelve (12) months after the date of a Change of Control, Dr. Jamil’s employment with the Company is (i) terminated without Cause or (ii) terminated for Good Reason by Dr. Jamil, the Company shall pay to Dr. Boudes (A) the Base Salary accrued through the date of termination, to the extent not theretofore paid, (B) Jamil of any unreimbursed expenses, (C) a pro-rated amount of the Performance Bonus assuming payout at maximum performance and (D) an amount equal to twelve (12) months of Base Salary, payable in a lump sum no later than thirty (30) days following such termination. Upon any such Change of Control, Dr. Jamil’s unvested Options shall be one hundred percent (100%) vested, but shall otherwise continue to be governed by the terms and conditions of the Plan and the applicable stock option agreement.

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

Index
DIRECTOR COMPENSATION

The following table details the total compensation earned by our non-employee directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Gilbert F. Amelio, Ph.D.	55,500	—	58,000	—	—	113,500
Benjamin S. Carson, Sr., M.D.	40,000	—	58,000	—	—	98,000
Kary Eldred	47,500	—	58,000	—	—	105,500
Kevin D. Freeman	56,000	—	58,000	—	—	114,000
Gilbert S. Omenn, M.D., Ph.D.	50,000	—	58,000	—	—	98,000
Marc Rubin, M.D.	43,500	—	58,000	—	—	101,500
Elissa J. Schwartz, Ph.D.	43,500	—	58,000	—	—	101,500
Harold H. Shlevin, Ph.D.	40,000	—	58,000	—	—	98,000
Richard Uihlein	—	40,000	58,000	—	—	98,000
Richard A. Zordani	55,000	—	58,000	—	—	113,000

(1)	Mr. Uihlein elected to receive restricted stock in lieu of cash retainer for their service. The restricted shares vested in full on December 31, 2024.
(2)
Represents the grant date fair value of option awards based upon the Black Scholes valuation model made in 2024. The option grants were made on January 24, 2024. Each non-employee director received one grant of 50,000 options which will vest in full on December 31, 2024. For a description of the assumptions used to determine these amounts, see Note 9 to the Notes to the Consolidated Financial Statements herein our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

(3)	Excludes travel expense reimbursements.

Name	Number of Shares Subject to Option Awards Held as of December 31, 2024
Gilbert F. Amelio, Ph.D.	315,000
Benjamin S. Carson, Sr., M.D.	150,000
Kary Eldred	341,875
Kevin D. Freeman	403,125
Gilbert S. Omenn, M.D., Ph.D.	418,750
Marc Rubin, M.D.	344,565
Elissa J. Schwartz, Ph.D.	240,000
Harold H. Shlevin, Ph.D.	595,000
Richard Uihlein	306,362
Richard A. Zordani	240,000
TOTAL	3,354,677

For a more detailed description of the assumptions used for purposes of determining grant date fair value, see Note 9 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included herein the Form 10-K for the 2024 fiscal year.

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

The following table sets forth, as of February 28, 2025, certain information concerning the beneficial ownership of our common stock and Series A Preferred Stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. The table also sets forth, in its final column, the combined voting power of the voting securities on all matters presented to the stockholders for their approval at the Annual Meeting, except for such separate class votes as are required by law.

Index
The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after February 28, 2025 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock (3)	Shares of Series A Preferred Stock Beneficially Owned	Percent of Series A Preferred Stock (4)
5% Stockholders
James C. Czirr	12,758,868(5)	18.4%	100,000	7.9%
10X Fund, L.P. (8)	11,654,460(6)	16.9%	—	—
David Smith (9)	—	—	175,000	13.9%
Early Equities LLC (9)	—	—	100,000(7)	7.9%
Richard E. Uihlein (11)	45,523,946(12)	46.3%	—	—
Directors and Named Executive Officers
Benjamin S. Carson, Sr., M.D.	150,000	*	—	—
Gilbert F. Amelio, Ph.D.	375,614	*	—	—
Kevin Freeman	865,134(10)	1.4%	—	—
Joel Lewis	1,760,974	2.7%	—	—
Gilbert S. Omenn, M.D., Ph.D.	500,990	*	50,000	3.8%
Marc Rubin, M.D.	358,146	*	—	—
Richard E. Uihlein	45,523,946(12)	46,.3%	—	—
Richard A. Zordani	284,853	*	—	—
Elissa J. Schwartz, Ph.D.	241,000	*	—	—
Kary Eldred	847,608(13)	1.3%	—	—
Harold H. Shlevin, Ph.D.	610,206	1.0%	—	—
Khurram Jamil, M.D.	185,000	*	—	—
Jack W. Callicutt	639,405	1.0%	—	—
All executive officers and directors as a group (13 persons)	52,342,876(14)	50.8%	50,000	3.8%

* Less than 1%.
(1)	Except as otherwise indicated, the address for each named person is c/o Galectin Therapeutics Inc., 4960 Peachtree Industrial Blvd., Suite 240, Norcross, GA 30071.
(2)
Includes the following number of shares of our common stock issuable upon exercise of outstanding stock options granted to our named executive officers and directors that are exercisable within 60 days after February 28, 2025.

Directors, Nominees and Named Executive Officers	Options Exercisable Within 60 Days
Benjamin S. Carson, Sr., M.D.	150,000
Gilbert F. Amelio, Ph.D.	315,000
Marc Rubin, M.D.	344,565
Gilbert S. Omenn, M.D., Ph.D	418,750
Kevin Freeman	403,125
Kary Eldred	341,875
Joel Lewis	774,250
Richard E. Uihlein.	306,362
Harold Shlevin, Ph.D.	595,000
Richard A. Zordani	240,000
Elissa J. Schwartz, Ph.D.	240,000
Khurram Jamil, M.D.	125,000
Jack Callicutt	571,706
All executive officers and directors as a group	4,825,633

(3)
For each named person and group included in this table, percentage ownership of our common stock is calculated by dividing the number of shares of our common stock beneficially owned by such person or group by the sum of (i) 63,168,196 shares of our common stock outstanding as of February 28, 2025 and (ii) the number of shares of our common stock that such person has the right to acquire within 60 days after February 28, 2025.

(4)	Based on 1,235,000 shares of Series A preferred stock outstanding as of February 28, 2025.
(5)
Includes (i) 5,922,207 shares of common shares, and (ii) 5,732,253 common shares issuable upon exercise of warrants as to which Mr. Czirr, in his capacity as a managing member of 10X Capital Management Fund, LLC, a Florida limited liability company and general partner of 10X Fund (referred to herein as 10X Management) has shared voting and investment power, and disclaims beneficial ownership, also includes 764,616 shares of common stock owned directly by Mr. Czirr, 323,125 shares issuable upon the exercise of vested stock options owned by Mr. Czirr, and 16,667 shares of our common stock issuable upon conversion of Series A preferred stock owned by Mr. Czirr.

(6)	Includes (i) 5,922,207 shares of common shares, and (ii) 5,732,253 common shares issuable upon exercise of warrants.
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
(10)
Includes 243,745 shares of the Company’s common stock managed by Cross Consulting and Services, LLC, a Texas limited liability company, d/b/a Freeman Global Investment Counsel. Mr. Freeman, in his capacity as CEO of Freeman Global Investment Counsel, has voting and investment control over, but disclaims beneficial ownership of, these shares.

(11)	Contact: c/o Uline Corporation, 12575 Uline Drive, Pleasant Prairie, WI 53158
(12)
Includes (i) 10,338,981 shares of common stock, (ii) 2,300,180 common shares issuable upon the exercise of common stock purchase warrants, (iii) 306,362 common shares issuable upon the exercise of common stock options, (iv) 83,334 common shares issuable upon conversion of Series C preferred non-voting stock, (iv) 7,125,228 common shares issuable upon conversion of convertible notes payable and (v) 25,369,861 common shares issuable upon conversion of convertible line of credit.

(13)
Includes 63,682 shares of common stock, 6,599 common stock purchase warrants, and 311,875 common stock options personally owned by Mr. Eldred and 431,527 shares of Common Stock and 311,964 Common Stock purchase warrants owned by two private foundations over which Mr. Eldred shares management control, and 4,425 shares of Common Stock held in a trust for a minor child; however, Mr. Eldred disclaims beneficial ownership of the shares and warrants owned by such private foundations and trust.

Index
EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2024, about the securities issued, or authorized for future issuance, under our equity compensation plans, consisting of our 2009 Incentive Compensation Plan and our 2019 Omnibus Equity Incentive Plan at December 31, 2024.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,854,758	$2.45	4,135,213

Item 13.	Certain Relationships, Related Transactions and Director Independence

Certain Relationships and Related Transactions

Except as set forth below, since the beginning of fiscal year 2024, we did not participate in any transactions in which any of the Company’s executive officers, any beneficial owner of more than 5% of our common stock, nor any of their immediate family members, had a direct or indirect material interest.

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

Board Determination of Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our board has determined that all of our directors other than Mr. Lewis are “independent directors” as defined by The NASDAQ Stock Market. Our board of directors also determined that Drs. Amelio, Rubin, and Mr. Freeman, who comprise our nominating and governance committee, all satisfy the independence standards for such committees established by the SEC and the NASDAQ Marketplace Rules, as applicable. With respect to our audit committee, our board of directors has determined that Messrs. Zordani, Freeman and Eldred satisfy the independence standards for such committee established by Rule 10A-3 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable. Furthermore, the Nominating and Corporate Governance Committee, with concurrence by the Board, has determined that Mr. Zordani is an “audit committee financial expert” within the meaning of SEC rules. With respect to our compensation committee, our board of directors has determined that Drs. Omenn, Amelio and Mr. Freeman satisfy the independence standards for such committee established by Rule 10C-1 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable.

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

Item 14.	Principal Accountant Fees and Services

The Board of Directors has appointed Cherry Bekaert LLP as our independent auditors for the fiscal year ending December 31, 2024.

FEES PAID TO CHERRY BEKAERT LLP

	Fiscal Year 2024	Fiscal Year 2023
Audit Fees (1)	$182,000	$177,000
Audit-Related Fees (2)	17,237	8,000
Tax Fees	40,194	48,812
All Other Fees	—	—
Total Fees	$239,431	$233,812

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements dated December 31, 2024 and 2023 included in our Annual Reports on Form 10-K for fiscal years then ended, and review of financial statements included in our Quarterly Reports on Form 10-Q for each fiscal quarter during the 2024 and 2023 fiscal years.

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

4.11
Warrant Extension Agreement between the Company and 10X Fund L.P. (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on form 10-K for the year ended December 31, 2023, as filed on March 29, 2024)

4.12	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on form 10-K for the year ended December 31, 2023, as filed on March 29, 2024)

10.1†	Galectin Therapeutics 2019 Omnibus Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive proxy statement filed with the Commission on October 17, 2019.)

10.2
Form of Stock Option Award Agreement under Galectin Therapeutics 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on form 10-K for the year ended December 31, 2023, as filed on March 29, 2024)

10.3
Form of Restricted Stock Unit Award Agreement under Galectin Therapeutics 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on form 10-K for the year ended December 31, 2023, as filed on March 29, 2024)

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

10.6
Employment Agreement, dated August 1, 2024, by and between Galectin Therapeutics Inc. and Khurram Jamil, M.D. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on August 1, 2024.)

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

10.19
Supplemental Line of Credit Agreement, dated as of March 29, 2024, by and between Richard E. Uihlein and the Company. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on form 10-K for the year ended December 31, 2023, as filed on March 29, 2024)

10.20
Form of Convertible Promissory Note issued to Richard E. Uihlein (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on form 10-K for the year ended December 31, 2023, as filed on March 29, 2024)

10.20	Supplemental Line of Credit Agreement, dated as of March 29, 2024, by and between Richard E. Uihlein and the Company. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on form 10-Q for the nine months ended September 30, 2024, as filed on November 14, 2024)

10.21*
Supplemental Line of Credit Agreement, dated as of March 31, 2025, by and between Richard E. Uihlein and the Company. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on form 10-K for the year ended December 31, 2024, as filed on March 31, 2025)

Index
Exhibit Number	Description of Document

19*	Insider Trading Policy

21.1	Subsidiaries of Galectin Therapeutics Inc.

23.1*	Consent of Cherry Bekaert LLP, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Executive Compensation Clawback Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
#	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***
Galectin Therapeutics, Inc. has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

†	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

Item 16.	Form 10–K Summary

None

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2025.

GALECTIN THERAPEUTICS INC.
By:	/S/ JOEL LEWIS
Name: JOEL LEWIS.
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOEL LEWIS	Chief Executive Officer, President and Director	March 31, 2025
Joel Lewis	(principal executive officer)

/S/ JACK W. CALLICUTT	Chief Financial Officer	March 31, 2025
Jack W. Callicutt	(principal financial and accounting officer)

/S/ RICHARD E. UIHLEIN	Director and Chairman of the Board	March 31, 2025
Richard E. Uihlein

/S/ GILBERT F. AMELIO, Ph.D.	Director	March 31, 2025
Gilbert F. Amelio, Ph.D.

/S/ BENJAMIN S. CARSON, SR., M.D.	Director	March 31, 2025
Benjamin S. Carson, Sr., M.D.

/S/ KARY ELDRED	Director	March 31, 2025
Kary Eldred

/S/ KEVIN D. FREEMAN	Director	March 31, 2025
Kevin D. Freeman

/S/ GILBERT S. OMENN, M.D., Ph.D.	Director	March 31, 2025
Gilbert S. Omenn, M.D., Ph.D.

/S/ MARC RUBIN, M.D.	Director	March 31, 2025
Marc Rubin, M.D.

/S/ ELISSA J. SCHWARTZ, Ph.D.	Director	March 31, 2025
Elissa J. Schwartz, Ph.D.

/S/ HAROLD H. SHLEVIN, Ph.D.	Director	March 31, 2025
Harold H. Shlevin, Ph.D.

/S/ RICHARD A. ZORDANI	Director	March 31, 2025
Richard A. Zordani

Index
Galectin Therapeutics Inc. and subsidiaries
Table of Contents

1.	Reports of Independent Registered Public Accounting Firm (PCAOB ID 677)	F-1
2.	Consolidated Balance Sheets as of December 31, 2024 and 2023	F-3
3.	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023	F-4
4.	Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2024 and 2023	F-5
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023	F-7
6.	Notes to Consolidated Financial Statements	F-8

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Galectin Therapeutics Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Galectin Therapeutics Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Index
Description of Matter	Accrued and Prepaid Clinical Trial Expenses

The Company’s accrued expenses total approximately $8.2 million at December 31, 2024, which included the estimated obligation for clinical trial expenses incurred as of December 31, 2024, but not paid as of that date in the amount of approximately $6.6 million. In addition, the Company’s total prepaid expenses and other current assets totaled $2.1 million, which included amounts that were paid in advance of services incurred pursuant to clinical trials in the amount of approximately $1.1 million.

As discussed in Note 2 to the consolidated financial statements, when the third party contract research organization and other vendor billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those vendors, including personnel costs, allocated facility costs, lab supplies, outside services, contract laboratory costs related to manufacturing drug product, clinical trials, and preclinical studies costs incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities, and the expected duration of the vendor service contract, where applicable. Payments for these activities are based on the terms of the individual arrangements and may result in payment terms that differ from the pattern of costs incurred. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the clinical expense.

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

/s/ Cherry Bekaert LLP

Atlanta, Georgia
March 31, 2025

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15,120	$25,660
Prepaid expenses and other current assets	2,132	2,050
Total current assets	17,252	27,710
Property and equipment, net	—	—
Other	243	490
Total assets	$17,495	$28,200
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,656	$6,431
Accrued expenses	8,204	9,182
Current portion of convertible notes payable and accrued interest, net of debt discounts – related party (Note 5)	21,117	—
Current portion of derivative liabilities (Note 6)	369	—
Accrued dividends payable	63	63
Total current liabilities	35,409	15,676
Convertible notes payable and accrued interest, net of debt discounts – related party (Note 5)	10,733	30,902
Derivative liabilities (Note 6)	47	1,004
Borrowing and accrued interest under convertible line of credit, net of debt discount – related party (Note 10)	74,376	40,839
Other liabilities	—	20
Total liabilities	120,565	88,441
Commitments and contingencies (Note 12)
Series C 6% super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 issued and outstanding at December 31, 2024 and 2023, redemption value: $8,018,000, liquidation value: $1,760,000 at December 31, 2024	1,723	1,723
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at December 31, 2024 and 2023, 20,000,000 shares designated at December 31, 2024 and 2023, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,235,000 and 1,235,000 issued and outstanding at December 31, 2024 and 2023, respectively, liquidation value $1,235,000 at December 31, 2024	500	500
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2024 and 2023, 63,157,235 and 61,852,914 issued and outstanding at December 31, 2024 and 2023, respectively	62	61
Additional paid-in capital	296,217	291,847
Accumulated deficit	(401,572)	(354,372)
Total stockholders’ deficit	(104,793)	(61,964)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$17,495	$28,200

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$36,571	$32,130
General and administrative	5,862	5,942
Total operating expenses	42,433	38,072
Total operating loss	(42,433)	(38,072)
Other income (expense):
Interest income	338	230
Interest expense	(5,540)	(2,792)
Change in fair value of derivatives	588	(432)
Total other expense	(4,614)	(2,994)
Net loss	$(47,047)	$(41,066)
Preferred stock dividends	(153)	(120)
Warrant modification	—	(3,619)
Net loss applicable to common stockholders	$(47,200)	$(44,805)
Basic and diluted net loss per share	$(0.76)	$(0.74)
Weighted average common and potential common shares outstanding basic and diluted	62,309	60,159

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2024 and 2023
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at January 1, 2023	176	$1,723
Balance at December 31, 2023	176	$1,723
Balance at December 31, 2024	176	$1,723

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) —   (Continued)
For the Years Ended December 31, 2024 and 2023
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2023	1,260,000	$510	59,426,005	$59	$275,081	$(309,567)	$(33,917)
Series A 12% convertible preferred stock dividend			25,200		50	(50)
Series C super dividend redeemable convertible preferred stock dividend			35,200		70	(70)
Conversion of Series A Convertible Preferred to common	(25,000)	(10)	4,257		10
Issuance of common stock from exercise of warrants			2,236,204	2	10,031		10,033
Issuance of common stock purchase warrants in connection with related party line of credit					671		671
Warrant modification					3,619	(3,619)
Stock-based compensation expense			126,048		2,315		2,315
Net loss						(41,066)	(41,066)

Balance at December 31, 2023	1,235,000	$500	61,852,914	$61	$291,847	$(354,372)	$(61,964)
Series A 12% convertible preferred stock dividend			24,700		64	(64)
Series C super dividend redeemable convertible preferred stock dividend			35,200		89	(89)
Issuance of common stock from exercise of warrants			142,370	1	427		428
Issuance of common stock from exercise of stock options, net of shares withheld for exercise			473,370		799		799
Issuance of common stock from restricted stock units			378,000
Issuance of common stock purchase warrants in connection with related party line of credit					845		845
Stock-based compensation expense			250,548		2,146		2,146
Net loss						(47,047)	(47,047)

Balance at December 31, 2024	1,235,000	$500	63,157,235	$62	$296,217	$(401,572)	$(104,793)

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,047)	$(41,066)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of right to use asset	37	33
Stock-based compensation expense	2,447	2,261
Non-cash interest expense	1,100	697
Change in fair value of derivatives	(588)	432
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(82)	(90)
Accrued interest on convertible notes payable and convertible line of credit – related party	4,440	2,097
Accounts payable, accrued expenses and other liabilities	(2,074)	2,671
Net cash from operating activities	(41,767)	(32,965)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash from investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible line of credit – related party	30,000	30,000
Net proceeds from exercise of common stock options and warrants	1,227	10,033
Net cash from financing activities	31,227	40,033
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,540)	7,068
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,660	18,592
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,120	$25,660
NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$91	$120
Reclassification of accrued bonus to additional paid in capital	—	210
Common stock purchase warrants issued in connection with related party line of credit	845	671

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business, Basis of Presentation, Liquidity, and Going Concern

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

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2024, the company had $15,120,000 of unrestricted cash and cash equivalents available to fund future operations. As of December 31, 2024, the Company has available borrowings under a line of credit in the amount of $6 million provided by our chairman, Richard Uihlein, (See Notes 10). Additionally, in March 2025, we signed a new supplemental line of credit agreement with our chairman for an additional $5 million of available borrowings (See Note 16). The Company believes there is sufficient cash, including availability of the two lines of credit, to fund currently planned operations through August 2025. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, equity, revenue, expenses and related disclosure of contingent assets and liabilities. Management’s estimates and judgments include assumptions used in stock option valuations, accrued liabilities, derivative valuations, deferred income taxes and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

Fair Value Measurements. The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The estimated value of accounts payable and accrued expenses approximates their carrying value due to their short-term nature. See Footnote 6 for Fair Value of Derivatives related to Convertible Notes Payable at December 31, 2024 and 2023, which are level 3 liabilities.

Cash and Cash Equivalents. The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents at December 31, 2024 or 2023.

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

Security Deposit. At December 31, 2024 and 2023, the Company had a security deposit of $6,000 for leased office space included in Prepaid Expenses and Other Current Assets.

Long-Lived Assets. The Company reviews all long-lived assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of assets to be held or used is measured by comparison of the carrying value of the asset to the future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds the discounted future cash flows expected to be generated by the asset. There were no impairments of long-lived assets at December 31, 2024 or 2023.

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

Warrants. The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. There were no warrant liabilities as of December 31, 2024 or 2023.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance is intended to improve reportable segment disclosure requirements through enhanced disclosures as well as clarify that entities with a single reportable segment are subject to new and existing segment reporting requirements. This guidance is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities must apply this guidance on a retrospective basis. Accordingly, the Company adopted this new standard for the fiscal year ended December 31, 2024. See footnote 15 for segment disclosures.

Recent Accounting Pronouncements - Yet to be Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively, and early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In November 2024, the FASB, issued ASUS 2024-04, Debt- Debt with Conversions and Other Option. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

Index
3.	Property and Equipment

Property and equipment consist of the following at December 31:

	2024	2023
	(in thousands)
Leasehold improvements	$2	$2
Computer and office equipment	13	13
Furniture and fixtures	59	59
Total	74	74
Less accumulated depreciation and amortization	(74)	(74)
Property and equipment — net	$—	$—

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $0 and $0, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2024	2023
	(in thousands)
Legal and accounting fees	$74	$40
Accrued compensation	1,523	1,129
Lease liability	19	46
Accrued research and development costs and other	6,588	7,967
Total	$8,204	$9,182

5.	Convertible Notes Payable – Related Party

On April 16, 2021, the Company and Richard E. Uihlein entered into a debt financing arrangement whereby Mr. Uihlein loaned $10,000,000 to Company. In consideration for the loan, the Company issued a convertible promissory note (the “April 2021 Note”) in the principal amount of ten million dollars.

The April 2021 Note has a maturity date of April 16, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The April 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the years ended December 31, 2024 and 2023, approximately $212,000 and $207,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The April 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the April 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the April 2021 Note at its inception. The fair value of the contingent interest derivative liability was $420,000 at note inception (April 16, 2021). The fair value of the contingent interest derivative liability was $47,000 and $431,000 and December 31, 2024 and 2023, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the years ended December 31, 2024 and 2023 of ($384,000) and $182,000, respectively, was charged to other expense/(income) for the years ended December 31, 2024 and 2023. The amortization of the original $420,000 debt discount of $105,000 and $105,000 was recorded as additional interest expense for the years ended December 31, 2024 and 2023, respectively.

On May 14, 2024, Mr. Uihlein, as holder of the April 2021 Note irrevocably elected to convert the entire principal amount of such note, plus accrued and unpaid interest, into shares of common stock of the Company at a price of $5.00 per share, effective as of April 16, 2025, which is the maturity date of the April 2021 Note. The April 2021 Note will remain outstanding and accrue interest until maturity and no shares of common stock will be issued as a result of this election until April 16, 2025. As a result, the principal, plus accrued interest and related derivative liability are included in noncurrent liabilities at December 31, 2024.

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

The September 2021 Note has a maturity date of September 17, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $8.64 per share at the option of the noteholder. The September 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the years ended December 31, 2024 and 2023, approximately $210,000 and $206,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The September 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the September 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the September Note at its inception. The fair value of the contingent interest derivative liability was $433,000 at note inception (September 17, 2021). The fair value of the contingent interest derivative liability was $94,000 and $169,000 and December 31, 2024 and 2023, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the years ended December 31, 2024 and 2023 of ($75,000) and $60,000, respectively, was recorded to other expense/(income) for the years ended December 31, 2024 and 2023. The amortization of the original $433,000 debt discount of $108,000 and $108,000 was recorded as additional interest expense for the years ended December 31, 2024 and 2023, respectively.

On December 20, 2021, the second of the two promissory notes under the Loan Agreement was executed and delivered, (the “December 2021 Note”) to evidence the second loan in the principal amount of $10,000,000.  The December 2021 Note has a maturity date of December 20, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.43 per share at the option of the noteholder. The December Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the years ended December 31, 2024 and 2023, approximately $209,000 and $204,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The December 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the December 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the December Note at its inception. The fair value of the contingent interest derivative liability was $415,000 at note inception (December 20, 2021). The fair value of the contingent interest derivative liability was $275,000 and $404,000 at December 31, 2024 and 2023, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the years ended December 31, 2024 and 2023 of ($129,000) and $190,000, respectively was recorded to other expense/(income) for the years ended December 31, 2024 and 2023. The amortization of the original $415,000 debt discount of $104,000 and $104,000 was recorded as additional interest expense for the years ended December 31, 2024 and 2023, respectively.

The Company’s contractual cash obligations related to the outstanding convertible notes payable is a repayment of the repayment of the September 2021 Note of the $10,000,000 plus accrued interest on September 17, 2025 and a repayment of the December 2021 Note of the $10,000,000 plus accrued interest on December 30, 2025, unless converted at the option of the noteholder.

Index
6.	Fair Value of Financial Instruments

There were no level 1 or 2 assets or liabilities at December 31, 2024 or 2023.

Level 3 assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Derivative Liability – Contingent Interest April Note	$47,000	$431,000
Derivative Liability – Contingent Interest September Note	$94,000	$169,000
Derivative Liability – Contingent Interest December Note	$275,000	$404,000

The April 2021 Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Stock Price	$1.29	$1.66
Conversion Price of conversion feature	$5.00	$5.00
Term	0.29 years	1.29 years
Risk Free Interest Rate	4.37%	4.79%
Credit Adjusted Discount Rate	12.43%	12.86%
Volatility	152%	69%
Dividend Rate	0%	0%

The roll forward of the April 2021 Note derivative liability – contingent interest is as follows:

Balance – December 31, 2022	$249,000
Fair Value Adjustment	182,000
Balance – December 31, 2023	431,000
Fair Value Adjustment	(384,000)
Balance – December 31, 2024	$47,000

The September 2021 Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Stock Price	$1.29	$1.66
Conversion Price of conversion feature	$8.64	$8.64
Term	0.72 years	1.72 years
Risk Free Interest Rate	4.16%	4.23%
Credit Adjusted Discount Rate	12.43%	12.86%
Volatility	111%	75%
Dividend Rate	0%	0%

The roll forward of the September 2021 Note derivative liability – contingent interest is as follows:

Balance – December 31, 2022	$109,000
Fair Value Adjustment	60,000
Balance – December 31, 2023	169,000
Fair Value Adjustment	(75,000)
Balance – December 31, 2024	$94,000

Index
The December 2021 Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Stock Price	$1.29	$1.66
Conversion Price of conversion feature	$5.43	$5.43
Term	0.97 years	1.97 years
Risk Free Interest Rate	4.16%	4.23%
Credit Adjusted Discount Rate	12.43%	12.86%
Volatility	102%	72%
Dividend Rate	0%	0%

The roll forward of the December 2021 Note derivative liability – contingent interest is as follows:

Balance – December 31, 2022	$214,000
Fair Value Adjustment	190,000
Balance – December 31, 2023	404,000
Fair Value Adjustment	(129,000)
Balance – December 31, 2024	$275,000

7.	Stockholders’ Equity

At December 31, 2024, the Company had 150,000,000 shares of common stock and 20,000,000 undesignated shares authorized. As of December 31, 2024, 1,742,500 shares have been designated for Series A 12% Convertible Preferred Stock, 900,000 shares have been designated for Series B-1 Convertible Preferred Stock, 2,100,000 shares have been designated for Series B-2 Convertible Preferred Stock, 1,000 shares have been designated for Series C Super Dividend Convertible Preferred Stock, 2,508,000 shares have been designated for Series B-3 Convertible Preferred Stock, 12,748,500 have been designated as common stock and no shares remain undesignated. All issued and outstanding shares of Series B-1, Series B-2 and Series B-3 Preferred Stock were converted into Common Stock on January 19, 2019.

2020 At Market Issuance of Common Stock

On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. There were no issuances of common stock under the 2020 At Market Agreement during the year ended December 31, 2024 or 2023.

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

In 2023, 25,000 shares of Series A were converted into 4,257 shares of common stock. Prior to 2021, a total of 507,500 shares of Series A had been converted into 81,152 shares of common stock.

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

The terms of the Series C are as follows:

Conversion Rights. Each holder of Series C may convert all, but not less than all, of his Series C shares plus accrued and unpaid dividends into Common Stock at the price of $6.00 per share of Common Stock (“Conversion Price”), such that approximately 1,667 shares of Common Stock will be issued per each converted share of Series C (accrued and unpaid dividends will be issued as additional shares). At December 31, 2024 and 2023, the 176 outstanding shares of Series C were convertible into a total of approximately 293,340 shares of Common Stock.

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

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2024 and 2023. At December 31, 2024, the Series C redemption value was $8,018,000.

Voting Rights. The Series C shares have no voting rights.

8.	Warrants

Warrant activity is summarized as follows:

	Warrants	Weighted average exercise price

Outstanding at December 31, 2022	11,557,964	$4.37
Issued	600,000	3.09
Exercised	(2,236,204)	4.49
Canceled/Expired	(665,267)	4.94
Outstanding at December 31, 2023	9,256,493	$4.22
Issued	600,000	3.70
Exercised	(142,503)	3.00
Canceled/Expired	(118,050)	4.33
Outstanding at December 31, 2024	9,595,940	$4.21

The weighted average expiration of the warrants outstanding as of December 31, 2024 is 2.2 years.

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

Index
The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2024.

Issued in Connection With	Number Outstanding	Exercise Price	Exercisable Date	Expiration Date
February 12, 2009 Series B-1 Transaction $3.00 Investor Warrants – Class B	1,200,000	$3.00	February 12, 2009	September 30, 2026
May 13, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	525,119	$3.00	May 13, 2009	September 30, 2026
June 30, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	306,547	$3.00	June 30, 2009	September 30, 2026
August 12, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	183,928	$3.00	August 12, 2009	September 30, 2026
September 30, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	195,922	$3.00	September 30, 2009	September 30, 2026
November 4, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	85,463	$3.00	November 4, 2009	September 30, 2026
December 8, 2009 Series B-2 Transaction $3.00 Investor Warrants – Class B	110,919	$3.00	December 8, 2009	September 30, 2026
January 29, 2010 Series B-2 Transaction $3.00 Investor Warrants – Class B	198,664	$3.00	January 29, 2010	September 30, 2026
January 29, 2010 Series B-2 Transaction $3.00 Investor Warrants – Class B	18,003	$3.00	January 29, 2010	January 29, 2025
March 8, 2010 Series B-2 Transaction $3.00 Investor Warrants – Class B	184,132	$3.00	March 8, 2010	September 30, 2026
March 8, 2010 Series B-2 Transaction $3.00 Investor Warrants – Class B	39,202	$3.00	March 8, 2010	March 8, 2025
April 30, 2010 Series B-2 Transaction $3.00 Investor Warrants – Class B	180,689	$3.00	April 30, 2010	September 30, 2026
April 30, 2010 Series B-2 Transaction $3.00 Investor Warrants – Class B	23,503	$3.00	April 30, 2010	April 30, 2025
May 10, 2010 Series B-2 Transaction $3.00 Investor Warrants – Class B	112,631	$3.00	May 10, 2010	September 30, 2026
May 10, 2010 Series B-2 Transaction $3.00 Investor Warrants – Class B	30,535	$3.00	May 10, 2010	May 10, 2025
September 22, 2016 Series B-3 Transaction $3.00 Investor Warrants – Class B	682,572	$3.00	September 22, 2016	September 30, 2026
September 29, 2016 Series B-3 Transaction $3.00 Investor Warrants – Class B	843,351	$3.00	September 29, 2016	September 30, 2026
December 23, 2016 Series B-3 Transaction $3.00 Investor Warrants – Class B	922,316	$3.00	December 23, 2016	September 30, 2026
2018 and 2017 Warrants issued for services	290	$5.00	Various dates in 2017 and 2018	Various dates in 2025
May 23, 2019 Rights Offering warrants	2,622,154	$7.00	May 23, 2019	May 23, 2026
July 22, 2022 Warrants issued in connection with related party line of credit	330,000	$5.00	July 22, 2022	July 31, 2029
December 29, 2023 Warrants issued for draw on related party line of credit	200,000	$3.00	December 29, 2023	July 31, 2029
March 29, 2024 Warrants issued for draw on related party line of credit	200,000	$3.59	March 29, 2024	July 31, 2029
June 28, 2024 Warrants issued for draw on related party line of credit	200,000	$3.39	June 29, 2024	July 31, 2029
September 30, 2024 Warrants issued for draw on related party line of credit	200,000	$4.13	September 30, 2024	July 31, 2029
Total Outstanding Warrants	9,595,940

Index
9.	Stock-Based Compensation

Summary of Stock-Based Compensation Plans

At December 31, 2024, the Company has a stock-based compensation plan where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs. In December 2019, the Company adopted the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) which provided originally for the issuance of up to 4,000,000 shares of the Company’s common stock, subsequently increased to 7,000,000 in December 2021, and increased to 10,000,000 in December 2023 in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2024, 4,135,213 shares were available for future grant under the 2019 Plan. Also, the Company previously had the 2009 Incentive Compensation Plan (the “2009 Plan”) which, after amendments, provided for issuance of up to 6,733,334 shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. Provisions of the 2009 Plan stipulated that no grants could be made after February 2019; however, grants made prior to that date remain outstanding for their legal term.

Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Year Ended December 31,
	2024	2023
Research and development	$1,222	$829
General and administrative	1,225	1,432
Total stock-based compensation expense	$2,447	$2,261

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2024	2023
Risk-free interest rate	3.89%	3.84%
Expected life of the options	5.4 years	5.7 years
Expected volatility of the underlying stock	75.1%	85.6%
Expected dividend rate	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 10 years, generally with 5 to 6 years representing the estimated life of options granted to employees. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends on common stock in the foreseeable future. At December 31, 2024, the Company does not anticipate any option awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover; however, any forfeitures will be accounted for as incurred.

Index
The following table summarizes the stock option activity in the stock-based compensation plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	5,745,561	$2.90
Granted	1,025,000	1.18
Forfeited/Cancelled	(436,720)	2.23
Exercised	—	—
Outstanding, December 31, 2023	6,333,841	$2.66
Granted	1,373,000	1.86
Forfeited/Cancelled	(348,750)	6.35
Exercised	(503,333)	1.71
Outstanding, December 31, 2024	6,854,758	$2.39	6.27	$183
Exercisable, December 31, 2024	6,138,254	$2.45	6.00	$176

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2024, based on the closing price of the Company’s common stock of $1.29 on that date.

The weighted-average grant-date fair values of options granted during 2024 and 2023 were $1.26 and $0.85, respectively. As of December 31, 2024 and 2023, there were unvested options to purchase 716,504 and 1,792,080 shares of common stock, respectively. Total expected unrecognized compensation cost related to such unvested options is $775,000 at December 31, 2024, which is expected to be recognized over a weighted-average period of 1.0 years.

During the years ended December 31, 2024 and 2023, 1,966,167 and 1,119,168 options became vested, respectively. The total grant date fair value of options vested during the years ended December 31, 2024 and 2023 was $2,772,748 and $1,384,284, respectively.

The following table summarizes additional information regarding outstanding and exercisable options under our stock-based compensation plans at December 31, 2024:

	Options Outstanding			Options Exercisable
Exercise Price (Range)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
		(in years)
$0.89 – 1.50	1,134,206	7.13	$1.16	934,202	$1.12
$1.51 – 2.50	3,691,315	6.88	2.02	3,199,815	2.02
$2.51 – 5.00	1,809,237	4.88	3.48	1,784,237	3.48
$5.01 – 6.71	220,000	3.10	5.92	220,000	5.92
	6,854,758	6.27	$2.39	6,138,254	$2.45

Index
Restricted Stock Issuances

In January 2024, the Company issued 408,000 restricted stock units to its employees valued at $734,000 at the date of grant. These restricted stock units would vest 100% if the Company publicly presents the results of the Interim Analysis of its NAVIGATE clinical trial on or before December 31, 2024. The Company believed it was probable that the vesting condition will be met and is amortized the restricted stock unit expense ratably in 2024. The vesting condition was met in December 2024.

In January 2024, one director elected to take a restricted stock grant in lieu of cash retainers for 2024. A total of 23,256 shares of restricted stock valued at approximately $40,000 was amortized to expense on a straight-line basis until December 31, 2024 when the stock vested in full.

In January 2023, one director elected to take a restricted stock grant in lieu of cash retainers for 2023. A total of 36,036 shares of restricted stock valued at approximately $40,000 was amortized to expense on a straight-line basis until December 31, 2023 when the stock vested in full.

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

Index
10.	Convertible Line of Credit – Related Party and Supplemental Lines of Credit – Related Party

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

The fair value of the 500,000 warrants vested at closing on July 25, 2022 was $738,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 92%, risk free interest rate of 3.19% and zero dividends. The fair value of the vested warrants was recorded in other assets (non-current) as a deferred financing cost and will be amortized on a straight-line basis from July 25, 2022 through January 31, 2026. Amortization for the years ended December 31, 2024 and 2023 of $210,000 and $209,000, respectively, was recorded as interest expense.

On December 19, 2022, the Company executed a $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.46% (Applicable Federal Rate for short term loans on date of draw of 4.46% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was approximately $1,399,000 and $688,000 at December 31, 2024 and 2023, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

Index
The fair value of the 200,000 warrants vested at closing on December 19, 2022 was $160,780 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 91%, risk free interest rate of 4.06% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal to be amortized on a straight-line basis, which is not materially different than the effective interest method, from December 19, 2022 through January 31, 2026. Amortization for the years ended December 31, 2024 and 2023 of $52,000 and $51,000, respectively, was recorded as interest expense.

On March 31, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.41% (Applicable Federal Rate for short term loans on date of draw of 4.41% plus 2%). The effective interest rate is approximately 7.1%.  Accrued interest on this draw was approximately $1,184,000 and $491,000 at December 31, 2024 and 2023, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.26 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on March 31, 2023 was $296,680 at the date of issuance based on the following assumptions: an expected life of 6.33 years, volatility of 88%, risk free interest rate of 3.94% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from March 31, 2023 through January 31, 2026. Amortization for the year ended December 31, 2024 and 2023 of $105,000 and $79,000, respectively, was recorded as interest expense.

On June 30, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.34% (Applicable Federal Rate for short term loans on date of draw of 4.34% plus 2%). The effective interest rate is approximately 7.1%.  Accrued interest on this draw was approximately $995,000 and $321,000 at December 31, 2024 and 2023, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on June 30, 2023 was $179,920 at the date of issuance based on the following assumptions: an expected life of 6.08 years, volatility of 85%, risk free interest rate of 3.59% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from June 30, 2023 through January 31, 2026. Amortization for the year ended December 31, 2024 and 2023 of $69,000 and $35,000, respectively, was recorded as interest expense.

On December 29, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 7.13% (Applicable Federal Rate for short term loans on date of draw of 5.13% plus 2%). The effective interest rate is approximately 7.5%. Accrued interest on this draw was approximately $737,000 at December 31, 2024. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on December 31, 2023 was $193,745 at the date of issuance based on the following assumptions: an expected life of 5.7 years, volatility of 79%, risk free interest rate of 4.49% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from December 29, 2023 through January 31, 2026. Amortization for the year ended December 31, 2024 of $93,000 was recorded as interest expense. On March 29, 2024, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.62% (Applicable Federal Rate for short term loans on date of draw of 4.62% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was $508,000 at December 31, 2024. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.59 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on March 29, 2024, was $277,389 at the date of issuance based on the following assumptions: an expected life of 5.33 years, volatility of 75%, risk free interest rate of 4.19% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from March 29, 2024 through January 31, 2026. Amortization for the year ended December 31, 2024 of $114,000 was recorded as interest expense.

On June 28, 2024, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 7.01% (Applicable Federal Rate for short term loans on date of draw of 5.01% plus 2%). The effective interest rate is approximately 7.4%. Accrued interest on this draw was $336,000 at December 31, 2024.  The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.39 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on June 28, 2024, was $260,000 at the date of issuance based on the following assumptions: an expected life of 5.03 years, volatility of 77%, risk free interest rate of 4.29% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from June 28, 2024 through January 31, 2026. Amortization for the year ended December 31, 2024 of $82,000 was recorded as interest expense.

Index

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

On September 30, 2024, the Company executed a $10 million Promissory Note under the Supplemental Line of Credit. The interest rate on this draw is 6.13% (Applicable Federal Rate for short term loans on date of draw of 5.01% plus 2%). The effective interest rate is approximately 6.4%. Accrued interest on this draw was $154,000 at December 31, 2024.  The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $4.13 per share, which Warrant is exercisable upon issuance. The fair value of the 200,000 warrants vested at closing on September 30, 2024, was $307,780 at the date of issuance based on the following assumptions: an expected life of 4.83 years, volatility of 78%, risk free interest rate of 3.58% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from October 1, 2024 through January 31, 2026. Amortization for the year ended December 31, 2024 of $58,000 was recorded as interest expense.

Index

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
The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through March 31, 2026.

11.	Loss Per Share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2024 and 2023, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the exercise of warrants and stock options or the conversion of Convertible Notes, or the conversion of convertible preferred stock as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2024 and 2023 as the inclusion thereof would have been anti-dilutive:

	Year Ended December 31,
	2024 (Shares)	2023 (Shares)
Warrants to purchase shares of common stock	9,595,940	9,256,493
Options to purchase shares of common stock	6,854,758	6,333,841
Shares of common stock issuable upon conversion of convertible notes payable – related party	7,024,053	6,418,913
Shares of common stock issuable upon conversion of convertible line of credit – related party	25,103,873	13,833,356
Shares of common stock issuable upon conversion preferred stock	499,174	499,174
	49,077,798	36,341,777

Index
12.	Commitments and Contingencies

Lease Commitments

The Company has one operating lease for its office space which was amended effective March 1, 2022 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first six and one-half months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table below, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the years ended December 31, 2024 and 2023 was $44,000 and $44,000, respectively, and is included in general and administrative expenses. As of December 31, 2024, the right to use lease asset consisted of $16,000 and is included in other assets. Also, at December 31, 2024, current lease liability of $19,000 is included in accrued expenses.  As of December 31, 2023, the right to use lease asset consisted of $46,000 and is included in other assets. Also, at December 31, 2023, current lease liability of $46,000 is included in accrued expenses and the noncurrent lease liability of $20,000 is included in other long term liabilities. The Company renewed its existing office space lease effective in March 2025 for twelve months at substantially the same terms.

Maturity of operating lease as of December 31, 2024 in thousands:

2025	19
Total	19
Less imputed interest	-
Present value of lease liability	$19

The discount rate used in calculating the present value of the lease payments was 11%.

Index
Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. There are no pending legal proceedings.

Clinical Trial and Research Contingencies

The Company has entered into agreements with contractors for research and development activities to further its product candidates. The contracts generally may be canceled at any time by providing thirty days’ notice. The Company is involved in a dispute with a contract vendor for clinical trial management services provided outside of the United States. The contract in question is a variable contract. The Company has accrued its estimate of the amount owed to the contract vendor. The contract vendor asserts that it is owed approximately $1 million more than the Company’s estimate. The Company disagrees with the contract vendor’s assertion, and did not accrue that additional amount at December 31, 2024.

13.	Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH have a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC and an additional $2,552,000 in total from 2015 through 2021. The Company contributed $350,000 and $561,000 for the LLC expenses (recorded in research and development expenses) in 2024 and 2023, and SBH has contributed a total of $711,000 since 2014. As of December 31, 2024, the Company’s ownership percentage in the LLC was 85.3%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial. The Company’s portion of the LLC’s net loss for 2014, prior to the change in accounting discussed previously, was $400,000, which includes the Company’s proportionate share of the non-cash charge associated with the contributed IPR&D of $200,000.

14.	Income Taxes

The components of the net deferred tax assets are as follows at December 31:

	2024	2023
	(in thousands)
Operating loss carryforwards	$63,057	$61,427
Tax credit carryforwards	9,010	6,476
Other temporary differences	18,276	10,533
	90,343	78,436
Less valuation allowance	(90,343)	(78,436)
Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	2024	2023
Tax benefit at U.S. statutory rates	(21%)	(21%)
State tax benefit	(2.5%)	(3.4%)
Permanent differences	0.1%	0.9%
Other	(4.0%)	2.3%
Changes in valuation allowance	27.4%	21.2%
	0%	0%

Index
As of December 31, 2024, the Company has federal and state net operating loss carryforwards totaling $131,579,000 and $137,878,000, respectively, which will never expire as a result of the 2017 Tax Act. As of December 31, 2023, the Company has federal and state net operating loss carryforwards totaling $120,055,000 and $102,003,000 respectively, which expire through 2037. In addition, the Company has federal and state research and development credits of $7,764,000 and $1,245,000, respectively, which expire through 2042. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Past and subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2024 and 2023, the Company does not have any significant uncertain tax positions.

15.	Segments

Operating segments are identified as components of an entity about which separate discrete financial information is available for evaluation by the CODM, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s CODM, the Chief Executive Officer, views the Company’s operations as one operating segment, which is focused on creating new therapies for fibrotic disease based on targeting galectin proteins. The Company does not have revenue in the current comparative period, incurs expenses primarily in North America and manages the business activities on a consolidated basis.

The accounting policies of the fibrotic disease therapeutics segment are the same as those described in the summary of significant accounting policies.

The CODM assesses performance for the fibrotic disease therapeutics segment and decides how to allocate resources based on net loss that also is reported on the income statement as consolidated net loss. The measure of segment assets is reported on the balance sheet as cash and cash equivalents.

The Company has not generated any product revenue in the current period and expects to continue to incur significant expenses and operating losses for the foreseeable future as the Company advances its product candidates through all stages of development and clinical trials.

As such, the CODM uses cash forecast models in deciding how to invest into the fibrotic disease therapeutics segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results, net cash used in operating activities for the period and cash on hand are used in assessing performance of the segment.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating expenses:
Research and development	$36,571	$32,130
General and administrative	5,862	5,942
Total operating expenses	42,433	38,072
Total operating loss	(42,433)	(38,072)
Other income (expense):
Interest income	336	230
Interest expense	(5,540)	(2,792)
Change in fair value of derivatives	590	(432)
Total other expense	(4,614)	(2,994)
Net loss	$(47,047)	$(41,066)
Preferred stock dividends	(153)	(120)
Warrant modification	—	(3,619)
Net loss applicable to common stockholders	$(47,200)	$(44,805)

Other segment items included in segment loss includes interest income and interest expense.

The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the years ended December 31, 2024 and 2023, the net cash used in operating activities was $41.8 million and $33.0 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023 (in thousands).

	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$15,120	$25,660

16.	Subsequent Event

On March 31, 2025, the Company and Richard E. Uihlein (the “Lender”) entered into a Supplemental Line of Credit Letter Agreement (the “March 2025 Supplemental Credit Agreement”), pursuant to which the Lender shall provide the Company a line of credit of up to $5.0 million (the “Supplemental Line of Credit”) to finance the Company’s working capital needs. The Company may draw upon the Supplemental Line of Credit through September 30, 2025. In connection with entering into the March 2025 Supplemental Line of Credit, the Company agreed to extend the maturity date of the Convertible Promissory Note dated April 16, 2021 from April 16, 2025 to September 30, 2025.

Each advance made pursuant to the March 2025 Supplemental Credit Agreement shall be evidenced by an unsecured, convertible promissory note (individually, a “Promissory Note,” and collectively, the “Promissory Notes”), and bear interest at the Applicable Federal Rate for short term loans, plus two (2%) percent. Principal and interest on the Promissory Notes are due on or before March 31, 2026. Only with the consent of the Lender, may the Promissory Notes be prepaid, in whole or in part, at any time without premium or penalty, but with interest on the amount or amounts prepaid.

At the election of Lender, the principal and accrued interest on Promissory Note(s) may be converted into the number of shares of the Company’s Common Stock equal to the amount of principal and accrued interest on such Promissory Note divided by the price equal to the closing price of the Common Stock on the date of such Promissory Note, but in no event less than $3.00 per share.

In connection with the March 2025 Supplemental Credit Agreement, the Company agreed to issue the Lender warrants to purchase up to an aggregate of 100,000 shares of the Company’s common stock, par value $0.001 per share (collectively, the “Warrants”).  The Company shall issue to the Lender Warrants ratably, upon borrowings under the March 2025 Supplemental Line of Credit, with exercise prices equal to 150% of the closing price of the Company’s common Stock on the date of the Promissory Note evidencing such draw, but in no event more than $10.00 per share nor less than $3.00 per share. The Warrants expire on July 31, 2029.