Form 10-Q
period 2025-03-31
GALECTIN THERAPEUTICS INC
filed 2025-05-15
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of May 7, 2025 was 63,291,585.

Index
GALECTIN THERAPEUTICS INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

	PART I — FINANCIAL INFORMATION	PAGE
ITEM 1.	Unaudited Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	2

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024	4

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2025 and 2024	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	26

ITEM 4.	Controls and Procedures	27

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	27

ITEM 1A.	Risk Factors	27

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3.	Defaults Upon Senior Securities	27

ITEM 4.	Mine Safety Disclosures	27

ITEM 5.	Other Information	27

ITEM 6.	Exhibits	27

SIGNATURES		29

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,431	$15,120
Prepaid expenses and other current assets	1,854	2,132
Total current assets	9,285	17,252
Other assets	243	243
Total assets	$9,528	$17,495
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,534	$5,656
Accrued expenses and other	6,895	8,204
Current portion of convertible notes payable and accrued interest, net of debt discounts – related party (Note 3)	21,278	21,117
Current portion of derivative liabilities (Note 4)	305	369
Borrowing and accrued interest under convertible lines of credit, net of debt discount – related party (Note 9)	75,828	—
Accrued dividends payable	—	63
Total current liabilities	110,840	35,409
Convertible notes payable and accrued interest, net of discounts – related party (Note 3)	10,813	10,733
Derivative liabilities (Note 4)	136	47
Borrowing and accrued interest under convertible lines of credit, net of debt discount – related party (Note 9)	—	74,376

Total liabilities	121,789	120,565
Commitments and contingencies (Note 11)
Series C super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 shares issued and outstanding at March 31, 2025 and December 31, 2024, redemption value: $7,939,000, liquidation value: $1,760,000 at March 31, 2025	1,723	1,723
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized, 20,000,000 designated at March 31, 2025 and December 31, 2024, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,235,000 issued and outstanding at March 31, 2025 and December 31, 2024, liquidation value $1,235,000 at March 31, 2025	500	500
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2025 and December 31, 2024, 63,291,585 and 63,157,235 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	63	62
Additional paid-in capital	296,630	296,217
Retained deficit	(411,177)	(401,572)
Total stockholders’ equity (deficit)	(113,984)	(104,793)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$9,528	$17,495

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share data)
Operating expenses:
Research and development	$6,485	$8,054
General and administrative	1,412	1,594
Total operating expenses	7,897	9,648
Total operating loss	(7,897)	(9,648)
Other income (expense):
Interest income	35	80
Change in fair value of derivatives	(25)	(869)
Interest expense	(1,744)	(1,052)
Total other income (expense)	(1,734)	(1,841)
Net loss	$(9,631)	$(11,489)
Preferred stock dividends	26	(8)
Net loss applicable to common stockholders	$(9,605)	$(11,497)
Net loss per common share — basic and diluted	$(0.15)	$(0.19)
Weighted average common shares outstanding — basic and diluted	63,204	61,976

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,631)	$(11,489)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation expense	468	604
Amortization of right to use lease asset	10	9
Non-cash interest expense	347	208
Change in fair value of derivative liabilities	25	868
Changes in operating assets and liabilities:
Prepaid expenses and other assets	217	145
Accounts payable, accrued expenses and other liabilities	(522)	(3,293)
Accrued interest on convertible debt - related party	1,397	843
Net cash from operating activities	(7,689)	(12,105)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible line of credit – related party	—	10,000
Net cash flows from financing activities	—	10,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,689)	(2,105)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,120	25,660
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,431	$23,555
NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$62	$72
Noncash right to use lease asset	61	—
Common stock purchase warrants issued in connection with related party line of credit	—	277

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (UNAUDITED)
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2023	176	$1,723
Balance at March 31, 2024	176	$1,723
Balance at December 31, 2024	176	$1,723
Balance at March 31, 2025	176	$1,723

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2023	1,235,000	$500	61,852,914	$61	$291,847	$(354,372)	$(61,964)
Series A 12% convertible preferred stock dividend			12,350		30	8	38
Series C super dividend redeemable convertible preferred stock dividend			17,600		42	(16)	26
Exercise of stock options			14,722
Common stock purchase warrants issued in connection with related party line of credit					277		277
Stock-based compensation expense, net of shares forfeited to cover tax withholding			250,548		303		303
Net loss						(11,489)	(11,489)
Balance at March 31, 2024	1,235,000	$500	62,148,134	$61	$292,499	$(365,869)	$(72,809)
Balance at December 31, 2024	1,235,000	$500	63,157,235	$62	$296,217	$(401,572)	$(104,793)
Series A 12% convertible preferred stock dividend			12,350		15	22	37
Series C super dividend redeemable convertible preferred stock dividend			17,600		21	4	25
Stock-based compensation expense, net of shares forfeited to cover tax withholding			104,400	1	377		378
Net loss						(9,631)	(9,631)
Balance at March 31, 2025	1,235,000	$500	63,291,585	$63	$296,630	$(411,177)	$(113,984)

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2025 and the results of its operations for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2024 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2024.

These consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2025, the company had $7,431,000 of unrestricted cash and cash equivalents available to fund future operations. As of March 31, 2025, the Company has available borrowings under a line of credit in the amount of $6 million provided by our chairman, Richard Uihlein, (See Note 9). Additionally, in March 2025, we signed a new supplemental line of credit agreement with our chairman for an additional $5 million of available borrowings (See Note 9). The Company believes there is sufficient cash, including availability of the two lines of credit, to fund currently planned operations through August 2025. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses and Other

Accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Legal and accounting fees	$53	$74
Accrued compensation	547	1,523
Lease liability	68	19
Accrued research and development costs and other	6,227	6,588
Total	$6,895	$8,204

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

The April 2021 Note had an original maturity date of April 16, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The April 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the three months ended March 31, 2025 and 2024, approximately $53,000 and $52,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The April 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the April 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the April 2021 Note at its inception. The fair value of the contingent interest derivative liability was $420,000 at note inception (April 16, 2021). The fair value of the contingent interest derivative liability was $136,000 and $47,000 at March 31, 2025 and December 31, 2024, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the three months ended March 31, 2025 and 2024 of $89,000 and $447,000 respectively, was charged to other expense for the three months ended March 31, 2025 and 2024. The amortization of the original $420,000 debt discount of $26,000 and $26,000 was recorded as additional interest expense for the three months ended March 31, 2025 and 2024, respectively.

On May 14, 2024, Mr. Uihlein, as holder of the April 2021 Note irrevocably elected to convert the entire principal amount of such note, plus accrued and unpaid interest, into shares of common stock of the Company at a price of $5.00 per share, effective as of April 16, 2025, which is the maturity date of the April 2021 Note. In connection with entering into the March 2025 Supplemental Line of Credit (see Note 10), the Company agreed to extend the maturity date of the Convertible Promissory Note dated April 2021 from April 16, 2025 to September 30, 2025.  The April 2021 Note will remain outstanding and accrue interest until maturity and no shares of common stock will be issued as a result of this election until September 30, 2025.

The September 2021 Note has a maturity date of September 17, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $8.64 per share at the option of the noteholder. The September 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the three months ended March 31, 2025 and 2024, approximately $53,000 and $52,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The September 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the September 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the September Note at its inception. The fair value of the contingent interest derivative liability was $433,000 at note inception (September 17, 2021). The fair value of the contingent interest derivative liability was $73,000 and $94,000 and March 31, 2025 and December 31, 2024, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the three months ended March 31, 2025 and 2024 of $(21,000) and $138,000, respectively, was recorded to other expense for three months ended March 31, 2025 and 2024. The amortization of the original $433,000 debt discount of $27,000 and $27,000 was recorded as additional interest expense for the three months ended March 31, 2025 and 2024.

Index
On December 20, 2021, the second of the two promissory notes under the Loan Agreement was executed and delivered, (the “December 2021 Note”) to evidence the second loan in the principal amount of $10,000,000. The December 2021 Note has a maturity date of December 20, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.43 per share at the option of the noteholder. The December Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For three months ended March 31, 2025 and 2024, approximately $53,000 and $52,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The December 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the December 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the December Note at its inception. The fair value of the contingent interest derivative liability was $415,000 at note inception (December 20, 2021). The fair value of the contingent interest derivative liability was $232,000 and $275,000 at March 31, 2025 and December 31, 2024, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for three months ended March 31, 2025 and 2024. of $(43,000) and $284,000, respectively was recorded to other expense for three months ended March 31, 2025 and 2024. The amortization of the original $415,000 debt discount of $26,000 and $26,000 was recorded as additional interest expense for three months ended March 31, 2025 and 2023, respectively.

The Company’s contractual cash obligations related to the outstanding convertible notes payable is a repayment of the September 2021 Note of the $10,000,000 plus accrued interest on September 17, 2025 and a repayment of the December 2021 Note of the $10,000,000 plus accrued interest on December 30, 2025, unless converted at the option of the noteholder.

4. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 1 or 2 assets or liabilities at March 31, 2025 or December 31, 2024. See below for Fair Value of Derivatives related to Convertible Notes Payable at March 31, 2025 and December 31, 2024, which are level 3 liabilities.

Level 3 assets and liabilities measured and recorded at fair value on a recurring basis at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Derivative Liability – Contingent Interest April Note	$136,000	$47,000
Derivative Liability – Contingent Interest September Note	$73,000	$94,000
Derivative Liability – Contingent Interest December Note	$232,000	$275,000

The April Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2024	December 31, 2024
Stock Price	$1.22	$1.29
Conversion Price of conversion feature	$5.00	$5.00
Term	0.5 years	0.29 years
Risk Free Interest Rate	4.23%	4.37%
Credit Adjusted Discount Rate	13.86%	12.43%
Volatility	126%	152%
Dividend Rate	0%	0%

The roll forward of the April Note derivative liability – contingent interest is as follows for the three months ended March 31, 2025 and 2024:

Balance – December 31, 2024	$47,000
Fair Value Adjustment	89,000
Balance – March 31, 2025	$136,000

Balance – December 31, 2023	$431,000
Fair Value Adjustment	447,000
Balance – March 31, 2024	$878,000

Index
The September Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Stock Price	$1.22	$1.29
Conversion Price of conversion feature	$8.64	$8.64
Term	0.47 years	0.72 years
Risk Free Interest Rate	4.23%	4.16%
Credit Adjusted Discount Rate	13.86%	12.43%
Volatility	130%	111%
Dividend Rate	0%	0%

The roll forward of the September Note derivative liability – contingent interest is as follows:

Balance – December 31, 2024	$94,000
Fair Value Adjustment	(21,000)
Balance – March 31, 2025	$73,000

Balance – December 31, 2023	$169,000
Fair Value Adjustment	138,000
Balance – March 31, 2024	$307,000

The December Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Stock Price	$1.22	$1.29
Conversion Price of conversion feature	$5.43	$5.43
Term	0.72 years	0.97 years
Risk Free Interest Rate	4.03%	4.16%
Credit Adjusted Discount Rate	13.86%	12.43%
Volatility	111%	102%
Dividend Rate	0%	0%

The roll forward of the December Note derivative liability – contingent interest is as follows:

Balance – December 31, 2024	$275,000
Fair Value Adjustment	(43,000)
Balance – March 31, 2025	$232,000

Balance – December 31, 2023	$404,000
Fair Value Adjustment	284,000
Balance – March 31, 2024	$688,000

5. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Three Months Ended March 31,
	2025	2024
Research and development	$190	$323
General and administrative	278	281
Total stock-based compensation expense	$468	$604

Index
The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2024 through March 31, 2025:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2024	6,854,758	$2.39
Granted	1,211,000	1.23
Exercised
Options forfeited/cancelled	(66,000)	(3.45)
Outstanding, March 31, 2025	7,999,758	$2.20

As of March 31, 2025, there was $1,497,000 of unrecognized compensation related to 1,852,504 unvested options, which is expected to be recognized over a weighted–average period of approximately 0.9 years. The weighted-average grant date fair value for options granted during the three months ended March 31, 2025 was $0.87. The Company granted 1,211,000 stock options during the three months ended March 31, 2025.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.48%	4.02%
Expected life of the options	5.6 years	5.5 years
Expected volatility of the underlying stock	83%	78%
Expected dividend rate	0%	0%

In January 2025, the Company’s board chairman elected to take restricted stock grants in lieu of cash retainers for 2025. A total of 32,250 shares of restricted stock valued at approximately $40,000 is being amortized to expense on a straight-line basis until December 31, 2025 when the stock vests in full. In January 2024, the Company’s board chairman elected to take restricted stock grants in lieu of cash retainers for 2024. A total of 23,256 shares of restricted stock valued at approximately $40,000 is being amortized to expense on a straight-line basis until December 31, 2024 when the stock vests in full.

During the three months ended March 31, 2025, the Company issued 504,000 restricted stock units to its employees valued at $620,000 at the date of grant. These restricted stock units will vest 100% on the earlier of entering into a partnership or December 31, 2025. The Company believes that is probable that the vesting condition will be met and is amortizing the restricted stock unit expense ratably in 2025. The amount of expense recorded during the quarter ended March 31, 2025 was $124,000.

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

On March 1, 2025, fifty percent of the DSU’s were issued to Mr. Lewis in accordance with the 2023 DSU Agreement. A total of 137,563 shares were due to be issued; however, 56,420 shares were withheld to cover income tax withholding of $88,579 resulting in 81,144 shares actually issued.

On March 1, 2024, fifty percent of the DSU’s were issued to Mr. Lewis in accordance with the DSU Agreement. A total of 367,800 shares were due to be issued; however, 153,288 shares were withheld to cover income tax withholding of $300,445 resulting in 214,512 shares actually issued.

There is no unrecognized compensation expense related to the DSUs.

Index
6. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2024 through March 31, 2025:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2024	9,595,940	$4.22
Granted	—	—
Exercised	—	—
Forfeited/cancelled	(163)	5.23
Outstanding, March 31, 2025	9,595,777	$4.21

The weighted average expiration of the warrants outstanding as of March 31, 2025 is 1.7 years.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	March 31, 2025	March 31, 2024
	(shares)	(shares)
Warrants to purchase shares of common stock	9,595,777	9,378,612
Options to purchase shares of common stock	7,999,758	7,402,258
Restricted stock units	536,520	398,000
Shares of common stock issuable upon conversion of convertible notes payable – related party	7,175,772	6,570,108
Shares of common stock issuable upon conversion of convertible line of credit – related party	25,515,956	17,395,464
Shares of common stock issuable upon conversion of preferred stock	499,174	499,174
	51,322,957	41,643,616

8. Common Stock

2020 At Market Issuance of Common Stock

On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. During the quarters ended March 31, 2025 and 2024, there were no issuances of shares of common stock under the 2020 At Market Agreement.

For each of the three months ended March 31, 2025 and 2024, the Company issued a total of 29,950 and 29,950 shares of common stock, respectively, for dividends on Series A and Series C Preferred Stock.

Index
9. Convertible Line of Credit – Related Party and Supplemental Convertible Lines of Credit – Related Party

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

The fair value of the 500,000 warrants vested at closing on July 25, 2022 was $738,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 92%, risk free interest rate of 3.19% and zero dividends. The fair value of the vested warrants was recorded in other assets (non-current) as a deferred financing cost and will be amortized on a straight-line basis from July 25, 2022 through January 31, 2026. Amortization for the three months ended March 31, 2025 and 2024 of $52,000 and $52,000, respectively, was recorded as interest expense.

On December 19, 2022, the Company executed a $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.46% (Applicable Federal Rate for short term loans on date of draw of 4.46% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was $1,584,000 and $1,399,000 at March 31, 2025 and December 31, 2024, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on December 19, 2022 was $160,780 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 91%, risk free interest rate of 4.06% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal to be amortized on a straight-line basis, which is not materially different than the effective interest method, from December 19, 2022 through January 31, 2026. Amortization for the three months ended March 31, 2025 and March 31, 2024 of $13,000 and $13,000, respectively, was recorded as interest expense. The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through January 31, 2026.

On March 31, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.41% (Applicable Federal Rate for short term loans on date of draw of 4.41% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was approximately $1,354,000 and $1,184,000 at March 31, 2025 and December 31, 2024, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.26 per share, which Warrant is exercisable upon issuance.

Index
The fair value of the 200,000 warrants vested at closing on March 31, 2023 was $296,680 at the date of issuance based on the following assumptions: an expected life of 6.33 years, volatility of 88%, risk free interest rate of 3.94% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from March 31, 2023 through January 31, 2026. Amortization for the quarters ended March 31, 2025 and 2024 of $26,000 and $26,000, respectively, was recorded as interest expense.

On June 30, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.34% (Applicable Federal Rate for short term loans on date of draw of 4.34% plus 2%). The effective interest rate is approximately 7.1%.  Accrued interest on this draw was approximately $1,170,000 and $995,000 at March 31, 2025 and December 31, 2024, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on June 30, 2023 was $179,920 at the date of issuance based on the following assumptions: an expected life of 6.08 years, volatility of 85%, risk free interest rate of 3.59% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from June 30, 2023 through January 31, 2026. Amortization for the quarters ended March 31, 2025 and 2024 of $17,000 and $17,000, respectively, was recorded as interest expense.

On December 29, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 7.13% (Applicable Federal Rate for short term loans on date of draw of 5.13% plus 2%). The effective interest rate is approximately 7.5%. Accrued interest on this draw was approximately $929,000 and $737,000 at March 31, 2025 and December 31, 2024, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on December 31, 2023 was $193,745 at the date of issuance based on the following assumptions: an expected life of 5.7 years, volatility of 79%, risk free interest rate of 4.49% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from December 29, 2023 through January 31, 2026. Amortization for the quarters ended March 31, 2025 and 2024 of $23,000 and $23,000, respectively, was recorded as interest expense.

On March 29, 2024, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.62% (Applicable Federal Rate for short term loans on date of draw of 4.62% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was $682,000 and $508,000 at March 31, 2025 and December 31, 2024, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.59 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on March 29, 2024, was $277,389 at the date of issuance based on the following assumptions: an expected life of 5.33 years, volatility of 75%, risk free interest rate of 4.19% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from March 29, 2024 through January 31, 2026. Amortization for the quarters ended March 31, 2025 and 2024 of $38,000 and $38,000, respectively, was recorded as interest expense.

On June 28, 2024, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 7.01% (Applicable Federal Rate for short term loans on date of draw of 5.01% plus 2%). The effective interest rate is approximately 7.4%. Accrued interest on this draw was $508,000 and $336,000 at March 31, 2025 and December 31, 2024, respectively.  The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.39 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on June 28, 2024, was $260,000 at the date of issuance based on the following assumptions: an expected life of 5.03 years, volatility of 77%, risk free interest rate of 4.29% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from June 28, 2024 through January 31, 2026. Amortization for the quarters ended March 31, 2025 and 2024 of $41,000 and $41,000, respectively, was recorded as interest expense.

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

On September 30, 2024, the Company executed a $10 million Promissory Note under the Supplemental Line of Credit. The interest rate on this draw is 6.13% (Applicable Federal Rate for short term loans on date of draw of 5.01% plus 2%). The effective interest rate is approximately 6.4%. Accrued interest on this draw was $310,000 and $154,000 at March 31, 2025 and December 31, 2024, respectively.  The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $4.13 per share, which Warrant is exercisable upon issuance. The fair value of the 200,000 warrants vested at closing on September 30, 2024, was $307,780 at the date of issuance based on the following assumptions: an expected life of 4.83 years, volatility of 78%, risk free interest rate of 3.58% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from October 1, 2024 through January 31, 2026. Amortization for the quarter ended March 31, 2025 of $58,000 was recorded as interest expense.

Index
On November 14, 2024, the Company and Richard E. Uihlein (the “Lender”) entered into an additional Supplemental Line of Credit Letter Agreement (the “November 2024 Supplemental Credit Agreement”), pursuant to which the Lender shall provide the Company a line of credit of up to $6.0 million (the “November 2024 Supplemental Line of Credit”) to finance the Company’s working capital needs. The Company may draw upon the November 2024 Supplemental Line of Credit, as amended, through May 31, 2025. On April 30, 2025, The Company executed a $6 million promissory note under the November 2024 Supplemental Line of Credit.

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

On March 31, 2025, the Company and Richard E. Uihlein (the “Lender”) entered into a Supplemental Line of Credit Letter Agreement (the “March 2025 Supplemental Credit Agreement”), pursuant to which the Lender shall provide the Company a line of credit of up to $5.0 million (the “March 2025 Supplemental Line of Credit”) to finance the Company’s working capital needs. The Company may draw upon the March 2025 Supplemental Line of Credit through September 30, 2025.

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

Index
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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three month periods ended March 31, 2025 and 2024 (in thousands).

	The Months Ended March 31,
	2025	2024
	(in thousands)
Operating expenses:
Research and development	$6,485	$8,054
General and administrative	1,412	1,594
Total operating expenses	7,897	9,648
Total operating loss	(7,897)	(9,648)
Other income (expense):
Interest income	35	80
Interest expense	(1,744)	(1,052)
Change in fair value of derivatives	(25)	(869)
Total other expense	(1,734)	(1,841)
Net loss	$(9,631)	$(11,489)
Preferred stock dividends	26	(8)
Net loss applicable to common stockholders	$(9,605)	$(11,497)

Other segment items included in segment loss includes interest income and interest expense.

The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the three month periods ended March 31, 2025 and 2024, the net cash used in operating activities was $7.7 million and $12.1 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM for the years ended March 31, 2025 and December 31, 2024 (in thousands).

	March 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$7,431	$15,120

11. Commitments and Contingencies

Other Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable, and the related damages are estimable. There are no significant pending legal proceedings.

Clinical Trial and Research Commitments

The Company has entered into agreements with contractors for research and development activities to further its product candidates. The contracts generally may be canceled at any time by providing thirty days’ notice. The Company is involved in a dispute with a contract vendor for clinical trial management services provided outside of the United States. The contract in question is a variable contract. The Company has accrued its estimate of the amount owed to the contract vendor. The contract vendor asserts that it is owed approximately $1 million more than the Company’s estimate. The Company disagrees with the contract vendor’s assertion, and did not accrue that additional amount at March 31, 2025 or December 31, 2024.

Index
12. Leases

The Company has one operating lease for its office space which was amended effective March 1, 2022 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first six and a half months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the three-month periods ended March 31, 2025 and 2024 was approximately $13,000 for each period and is included in general and administrative expenses. In March 2025, the Company renewed its existing office space lease effective for twelve months at substantially the same terms.  As of March 31, 2025, the right to use lease asset consisted of $66,000 and is included in other assets. Also, at March 31, 2025, current lease liability of $68,000 is included in accrued expenses.

Maturity of operating lease as of March 31, 2025 in thousands:

2025	48
2026	24
Total	72
Less imputed interest	4
Present value of lease liability	$68

The discount rate used in calculating the present value of the lease payments was 14%.

13. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Cumulatively as of March 31, 2025, the Company has contributed a total of $4,158,000, including $28,000 and $164,000 for the three months ended March 31, 2025 and 2024, respectively, for expenses of the LLC. Since the end of 2014, SBH has contributed $711,000 for expenses in the LLC. As of March 31, 2025, the Company’s ownership percentage in the LLC was 85.4%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

Index
Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations  regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through August 31, 2025; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

•              our early stage of development,

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

•              limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports, and

•              the impact resulting from a pandemic or the reemergence of COVID-19, which delayed our clinical trial and development efforts, as well as the impact that such a pandemic has on the volatility of the capital market and our ability to access the capital market and,

•              other risks detailed herein and from time to time in our SEC reports, including our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2024, and our subsequent SEC filings.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Galectin Therapeutics appearing elsewhere herein.

Index
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

Index
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

Index
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

Index
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

Index
Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Research and Development Expense.

	Three Months Ended March 31,		2025 as Compared to 2024 Three Months
	2025	2024	$ Change	% Change
		(In thousands, except %)
Research and development	$6,485	$8,054	$(1,569)	(19.5%)

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

Our research and development expenses were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Direct external expenses:
Clinical activities	$4,466	$5,872
Pre-clinical activities	408	561
All other research and development expenses	1,611	1,622
	$6,485	$8,054

Clinical activities decreased primarily due to timing of incurrence of expenditures related to our NAVIGATE clinical trial which ended in the first quarter of 2025.

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

Index
General and Administrative Expense.

	Three Months Ended March 31,		2025 as Compared to 2024 Three Months
	2025	2024	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,412	$1,594	$(182)	(11.4)%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease in general and administrative expenses for the three-months ended March 31, 2025 as compared to the same period in 2024 is due to decreases in investor relations/business development of $65,000 and decrease in non-cash stock based compensation expenses of approximately $91,000.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of March 31, 2025, we raised a net total of $314.5 million from these offerings. At March 31, 2025, the Company had $7.4 million of unrestricted cash and cash equivalents in addition to $11 million remaining available under two lines of credit provided by our chairman available to fund future operations. The Company believes there is sufficient cash to fund currently planned operations through August 2025. We will require more cash to fund our operations after August 2025. There can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Net cash used in operations decreased by $4,415,000 to $7,689,000 for the three months ended March 31, 2025, as compared to $12,105,000 for the three months ended March 31, 2024. Cash operating expenses increased principally due to the preparations and expenses related to our NAVIGATE clinical trial with belapectin.

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

Critical accounting policies are those policies that affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We believe our critical accounting policies include our policies regarding stock-based compensation, accrued expenses and income taxes. For a more detailed discussion of our critical accounting policies, please refer to our 2024 Annual Report on Form 10-K.

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

Index
Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

    Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, no change in our internal control over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.           Legal Proceedings

None.

Item 1A.        Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially impact our business, financial condition or future results.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Mine Safety Disclosures

Not Applicable

Item 5.           Other Information

None.

Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended March 31, 2025.

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

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2025.

GALECTIN THERAPEUTICS INC.

By:	/s/ Joel Lewis
Name:	Joel Lewis
Title:	Chief Executive Officer and President
(principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer
(principal financial and accounting officer)