Form 10-K
period 2025-12-31
GALECTIN THERAPEUTICS INC
filed 2026-03-31
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2025 was approximately $109 million.

The number of shares outstanding of the registrant’s common stock as of March 2, 2026 was 65,827,448.

INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

1

Index
PART I

Item 1.
Business

Overview

We are a clinical stage biopharmaceutical company engaged in drug research and development to create new therapies for fibrotic disease, cancer and selected other diseases. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant products as starting material in manufacturing processes to create proprietary, patented complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that largely bind and inhibit galectin proteins, particularly galectin-3, we are undertaking the focused pursuit of therapies for indications where galectin proteins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences and those where current treatment options are limited specifically in metabolic dysfunction-associated steatohepatitis (MASH, formerly known as nonalcoholic steatohepatitis, or NASH) with cirrhosis and certain cancer indications. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when one of our programs becomes advanced and requires significant additional resources.

Our lead galectin-3 inhibitor is belapectin (GR-MD-02), which has been demonstrated in preclinical models to reverse liver fibrosis and cirrhosis and in clinical studies to decrease portal hypertension and prevent its complication: the development of esophageal varices. Belapectin has the potential to treat many diseases due to galectin-3’s involvement in multiple key biological pathways such as fibrosis, immune cell function and immunity, cell differentiation, cell growth, and apoptosis (cell death). The importance of galectin-3 in the fibrotic process is supported by experimental evidence. Animals with the galectin-3 gene “knocked-out” can no longer develop fibrosis in response to experimental stimuli compared to animals with an intact galectin-3 gene. We are using our galectin-3 inhibitor to treat advanced liver fibrosis and liver cirrhosis in MASH patients. We have completed two Phase 1 clinical studies, a Phase 2 clinical study in MASH patients with advanced fibrosis (NASH-FX) and a second Phase 2b clinical trial in MASH patients with compensated cirrhosis and portal hypertension (NASH-CX).

In February 2023, we completed randomizations totaling 357 patients in a large, global Phase 2b/3 clinical trial, the NAVIGATE trial. Our study protocol was filed with the FDA on April 30, 2020, for a seamless adaptively-designed Phase 2b/3 clinical study evaluating the safety and efficacy of our galectin-3 inhibitor, belapectin, for the prevention of esophageal varices in patients with non-alcoholic steatohepatitis (MASH) cirrhosis Further details are available at www.clinicaltrials.gov under study NCT04365868. The information contained therein is not incorporated herein by reference.  In September 2020, the Company received a letter from the FDA providing comments, asking questions and providing guidance on various aspects of the ongoing NAVIGATE trial. These comments were addressed, and the study proceeded accordingly.

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

Index
Belapectin demonstrated consistent, meaningful effects across multiple key biomarkers in MASH cirrhosis. Fewer patients experienced clinically significant worsening of liver stiffness (LSM), while improvements in the ELF (Enhanced Liver Fibrosis) score suggested reduced fibrosis risk and potential improvement in liver function. Notably, the strongest impact was observed in the subgroup with the highest baseline risk (ELF score 11.3), underscoring belapectin’s potential to benefit patients with advanced MASH cirrhosis. FibroScan® derived liver stiffness measurement (LSM) and the ELF test are the most widely used noninvasive markers to assess fibrosis severity and the risk of complications in patients with MASH and MASH cirrhosis.

Additionally, using the validated Baveno VII criteria for portal hypertension, treatment with belapectin was associated with a reduced presence of clinically significant portal hypertension (CSPH) and a lower risk of hepatic decompensation at 18 months.

●
Belapectin reduced clinically significant portal hypertension category and risk of hepatic decompensation. Using Baveno VII criteria incorporating liver stiffness measurement (LSM) by transient elastography (FibroScan®) and platelet count, belapectin treatment reduced the presence of clinically significant portal hypertension (CSPH) and lowered the risk of hepatic decompensation in patients with MASH cirrhosis. Notably, among recent MASH cirrhosis trials reported, NAVIGATE enrolled one of the most advanced patient populations, as evidenced by the high proportion of subjects meeting CSPH criteria at baseline.

●
All portal hypertension risk categories were improved comparing belapectin to placebo. Over 18 months, a higher proportion of patients treated with belapectin transitioned from the CSPH or probable CSPH categories to the no/low-risk category, compared to placebo.

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

We have one new proprietary chemical entity (NCE) in development, belapectin, which has shown promise in preclinical and clinical studies for the treatment of liver fibrosis, severe skin disease, and cancer (melanoma and head and neck squamous cell carcinoma). Currently, we are focusing on development of belapectin for the treatment of MASH cirrhosis and head and neck cancer. Belapectin is a proprietary, patented compound derived from natural, plant-based, starting materials, which following chemical processing, exhibits the properties of binding to and inhibiting galectin-3.

Our product pipeline is shown below:

Indication	Drug	Status
Prevention of esophageal varices in MASH cirrhosis

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

MASH NAVIGATE
Following FDA feedback, the NAVIGATE trial was for the prevention of esophageal varices in MASH patients with compensated cirrhosis and clinical signs of portal hypertension. The final patient was randomized in February 2023 and top-line results were presented in December 2024. Additional analysis from the trial has been presented in 2025 and continues.

Phase 1 study: hepatic insufficiency
A hepatic impairment study is being conducted in subjects with normal hepatic function and subjects with varying degrees of hepatic impairment (www.clinicaltrials.gov NCT04332432) and began enrolling patients in the second quarter of 2020. The study completed enrollment in February 2022 and favorable results were presented in 2023.

Index

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

Index
Liver cirrhosis. Belapectin is our lead product candidate for treatment of compensated MASH cirrhosis in patients with portal hypertension. Our preclinical data show that belapectin has a significant therapeutic effect on liver fibrosis as shown in several relevant animal models. In addition, in MASH animal models, belapectin has been shown to reduce liver fat, inflammation, portal pressure, and ballooning degeneration (death of liver cells). Therefore, we chose belapectin as the lead candidate in a development program targeted initially at fibrotic liver disease associated with metabolic dysfunction-associated steatohepatitis (formerly known as nonalcoholic steatohepatitis) with cirrhosis. In January 2013, an Investigational New Drug (“IND”) was submitted to the FDA with the goal of initiating a Phase 1 study in patients with MASH and advanced liver fibrosis to evaluate the safety of belapectin and pharmacodynamics biomarkers of disease. On March 1, 2013, the FDA indicated we could proceed with a US Phase 1 clinical trial for belapectin with a development program aimed at obtaining support for a proposed indication of belapectin for treatment of MASH with advanced fibrosis. The Phase 1 trial was completed and demonstrated that belapectin up to 8 mg/kg Lean Body Mass (LBM), i.v. was safe and well tolerated.

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

NASH-FX Trial: The NASH-FX trial was a Phase 2a pilot trial for patients with MASH and advanced fibrosis that explored use of three non-invasive imaging technologies. It was a short, single site, four-month trial in 30 MASH patients with advanced fibrosis (F3) randomized 1:1 to either 9 bi-weekly doses of 8 mg/kg LBM of belapectin or placebo. The trial did not meet its primary endpoint as measured using multi-parametric magnetic resonance imaging (LiverMultiScan(R), Perspectum Diagnostics). The trial also did not meet secondary endpoints that measure liver stiffness as a surrogate for fibrosis using, magnetic resonance-elastography and FibroScan® score. With a four-month treatment period and a small number of patients per arm the study was not powered to demonstrate efficacy results in established advanced liver fibrosis. In the trial, however, belapectin was found to be safe and well tolerated with no serious adverse events and showing evidence of a pharmacodynamic effect. These results provided support for further development in MASH.

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

Index
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

Also, because of the clinical relevance of this population, a responder analysis was performed on those patients without esophageal varices at baseline. Analysis was performed looking at two groups: those with an equal to or greater than 2 mm Hg decrease in HVPG from baseline or those with an equal to or greater than 2 mm Hg and a greater than or equal to 20% decrease in HVPG from baseline. In both cases, the change observed in the belapectin 2 mg/kg LBM group was statistically significant (p<0.01) while that of the 8 mg/kg LBM group was not.

Over the 54-week treatment period, in patients without varices at baseline there were also statistically significantly fewer new varices that developed in the belapectin treatment groups (0% and 4% in the 2 mg/kg LBM and the 8 mg/kg LBM, respectively) vs placebo (18%). This meant that the decrease seen in portal pressure was associated with a decreased incidence of esophageal varices. The results were noticeable in the belapectin 2 mg/Kg LBM group as statistical significance against placebo was achieved for both parameters. As esophageal varices can lead to hemorrhagic complication, which can be fatal, and are a severe complication of liver cirrhosis, we believe the prevention of esophageal varices may represent a clinically relevant measure of clinical efficacy in patients with MASH cirrhosis.

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

MASH NAVIGATE Trial: Building on the experience of the NASH-CX trial, the NAVIGATE Trial was designed as a seamless adaptively-designed Phase 2b/3 clinical study evaluating the safety and efficacy of our galectin-3 inhibitor, belapectin, for the prevention of esophageal varices in patient with metabolic dysfunction-associated steatohepatitis (MASH, formerly known as nonalcoholic steatohepatitis, or NASH) with cirrhosis. The major features of this innovative Phase 2b/3 study design are: i) In patients with MASH cirrhosis and clinical signs of portal hypertension but without esophageal varices at baseline, evaluated by an esophago-gastro-duodeno endoscopy, this trial will assess the effect of belapectin on the incidence of new varices (the primary endpoint) – as well as assessing the effect of belapectin on the incidence of additional clinically significant cirrhosis-related outcomes (a key secondary efficacy endpoint), (ii) The study targets MASH patients with a clearly identified unmet medical need: patients with compensated cirrhosis who have clinical signs of portal hypertension and, thus, are at risk of developing esophageal varices, a potentially life-threatening complication of cirrhosis (bleeding varices are a cause of death in about one-third of cirrhotic patients). There is currently no approved treatment for preventing varices in these patients. In addition, the development of esophageal varices reflects the progression of hepatic cirrhosis and thus portends the development of other cirrhosis complications such as ascites, hepatic encephalopathy, and liver failure, and (iii) During the first 18 months, two belapectin dose levels (2 mg/kg LBM and 4 mg/kg LBM) will be compared to placebo (phase 2b).

Based on feedback from the U.S. Food and Drug Administration (FDA), the Company has decided to analyze stage 1 of the NAVIGATE clinical trial results as a stand-alone trial.  Therefore, a decision was made to present full top-line efficacy and safety results, following last patient last visit and database lock which occurred in fall 2024.  In December 2024, we presented top-line results of the NAVIGATE clinical trial. In the intent-to-treat (ITT) population (N=355), while the incidence of varices was 43.2% reduced in the belapectin 2 mg/kg dose group vs placebo, the composite endpoint did not reach statistical significance. The per-protocol population (PPP) was pre-defined as subjects who completed 18 months of therapy with upper endoscopy performed at both baseline and 18 months. In the PPP (n=287), the incidence of varices was reduced by 49.3% (compared to the targeted 52.5% reduction) in the belapectin 2 mg/kg dose group (p-value < 0.05). The Company further analyzed the two thirds of the completer patients in the NAVIGATE trial enrolled in the U.S. (n=186). The incidence of varices in this population was significantly reduced by 68.1% (p=0.02) in patients treated with belapectin 2 mg (4 out of 60) vs placebo (13 out of 62) in the U.S. While all three cohorts of patients in the U.S. had a higher percentage use of GLP-1 and statins than the rest of the world, the belapectin cohorts performed much better than placebo in the U.S. The Company continued to analyze trial data and reported additional information in 2025.

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

Index
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

Cancer Immunotherapy. We believe there is potential for galectin inhibition to play a key role in the innovative area of cancer immunotherapy. For example, there have been several recent approvals of drugs that enhance a patient’s immune system to fight cancer. It is our goal to use our galectin-3 inhibitor to further enhance the immune system function to help the body to fight cancer in a way that complements other approaches to this type of therapy. This hypothesis is supported by the fact that galectin-3 is expressed at high levels in multiple types of tumors and their micro-environment, where it fosters the malignant nature of the tumors, and protects the tumors from immune attack by the patient’s own defense mechanism. Our drug candidates provide a promising new therapeutic approach to enhance the activity of the immune system against cancer cells. Preclinical studies have indicated that belapectin enhances the immune response to cancer cells, increased tumor shrinkage and enhanced survival in immune competent mice with prostate, breast, melanoma and sarcoma cancers when combined with one of the immune checkpoint inhibitors, anti-CTLA-4 or anti-PD-1, or with the immune cell activator anti-OX40. These preclinical data led to the filing of two Investigator-sponsored INDs and the initiation of Phase 1B studies of belapectin in combination with Yervoy® (ipilimumab) in metastatic melanoma and another phase 1B study in combination with KEYTRUDA (pembrolizumab) in patients with metastatic melanoma and head and neck squamous cell carcinoma. These studies were conducted under the sponsorship of Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI).

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

Index
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

In August 2014, we received a notice of allowance from the U.S. Patent and Trademark Office for patent application number 13/573,442 titled “Composition of Novel Carbohydrate Drug for Treatment of Human Diseases.” The patent covers composition and chemical structural claims for compounds that includes the Company’s lead galectin inhibitor compound belapectin and will expire in December 2031. Claims include multiple routes of administration, including intravenous, subcutaneous and oral. The application also covers therapeutic formulations for use in the treatment of MASH (fatty liver disease), cancer and fibrotic, inflammatory and autoimmune disorders in which galectin proteins are involved, at least in part, in the pathogenesis. Additional specific claims encompass liver fibrosis, kidney fibrosis, lung fibrosis or heart fibrosis. The patent, assigned U.S. Patent No. 8,871,925, was issued October 28, 2014.

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

As of December 31, 2025, Galectin Therapeutics Inc. held 20 granted U.S. patents, 97 foreign granted, and 1 U.S. patent applications pending. Many of our patents and patent applications cover composition of matter for complex carbohydrate drugs and/or methods of use for reducing toxicity and enhancing chemotherapeutic drugs by co-administering a polysaccharide with a chemotherapeutic agent or for use in treatment of fibrosis. The scheduled expiration dates of our many of our United States patents span out to 2034 before considering any potential extensions. We have corresponding patent applications pending in various territories where we see potential for commercial interest. Additionally, we have patent applications in other areas to utilize our carbohydrate-based compounds to treat disease other than cancer. See “Risk Factors — Risks Related to Our Intellectual Property”. Our competitive position, in part, is contingent upon protection of our intellectual property.

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

Index
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

During the years ended December 31, 2025 and 2024, our expenditures for research and development were $14.3 million and $36.6 million, respectively. We expense all research and development costs as they are incurred.

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

Because our products are in the development stage, we have not created a sales and marketing staff to commercialize pharmaceutical products. If we develop products eligible for commercial sale, we will need to develop sales and marketing capability or rely on third parties such as licensees, collaborators, joint venture partners or independent distributors to market and sell those products. Our dependence on third-party manufacturers, analytical testing and other laboratories and marketers will involve risks relating to our reduced control, and other risks including those discussed in “Risk Factors — Risks Related to our Company — There are risks associated with reliance on our third parties for manufacturing, marketing, sales, managed care and distribution infrastructure channels.”

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

Index
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

Environmental Regulation

Pharmaceutical research and development involves the controlled use of hazardous materials. Biotechnology and pharmaceutical companies must comply with laws and regulations governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. We do not anticipate building in-house research, development or manufacturing facilities, and, accordingly, do not expect to have to comply directly with environmental regulation. However, our contractors and others conducting research, development or manufacturing activities for us may be required to incur significant compliance cost, and this could in turn increase our expense or delay our completion of research or manufacturing programs.

Human Capital Resources

As of February 28, 2026, we had nine full-time employees, six of whom are involved primarily in management of our research and development and clinical trials and three who were involved primarily in management and administration of our Company. We also utilize several contractors and consultants who provide product development, manufacture, analytical testing, clinical trial expertise, regulatory, and clinical trial support.

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

We have incurred net losses in each year of operation since our inception in July 2000 and have no revenues. Our accumulated deficit as of December 31, 2025 was $431 million. We had $17.7 million of unrestricted cash as of December 31, 2025 and $10 million of available borrowings under a line of credit provided by our chairman. The Company believes there is sufficient cash, including the $10 million under the line of credit, to fund currently planned operations through April 2027. We will require more cash to fund our operations after April 2027. There can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

We may raise capital through public or private equity financings, partnerships, debt financings, bank borrowings, or other sources. Additional funding may not be available on favorable terms or at all. Through his investments in the Company, Mr. Uihlein has been a critical source of funding via equity and debt financings. There is no assurance as to the level of future investments to be made in the Company by Mr. Uihlein. If adequate funds are not otherwise available, we may need to significantly curtail operations. To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, products and/or potential markets. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, our equity holders may experience dilution of their proportionate ownership of the Company.

We are significantly dependent on Mr. Uihlein for financing, and there is no assurance that he will continue to provide funding.

Mr. Uihlein, the chairman of our board of directors, has been instrumental in providing the Company with debt and equity financing since 2012. As of December 31, 2025, Mr. Uihlein has provided us with a line of credit and has made significant equity investments in the Company. We have relied heavily on Mr. Uihlein's financial support to fund our operations, including our NAVIGATE clinical trial and ongoing operating expenses. Mr. Uihlein is under no contractual obligation to provide additional financing to the Company beyond his existing commitments, and there can be no assurance that he will continue to provide funding in the future. If Mr. Uihlein is unable or unwilling to provide additional financing when needed, we may be unable to secure alternative financing on acceptable terms, or at all, which could require us to significantly curtail or cease our operations. Our dependence on a single individual for a substantial portion of our financing represents a significant risk to our business and financial condition.

Index
Our NAVIGATE trial was our only active clinical trial.

In December 2024, we presented top-line results of the NAVIGATE clinical trial. The composite endpoint did not reach statistical significance. Because the data from the NAVIGATE clinical trial did not reach statistical significance, we may determine not to conduct an additional clinical trial to test the efficacy of our drug candidate, belapectin. In December 2025, we announced that we will pursue a follow-up Type C meeting with the FDA to finalize remaining components of the next clinical trial design. However, we are only in the preliminary process of advancing belapectin towards clinical development in a pivotal Phase 3 clinical trial, and we cannot provide any certainty that a Phase 3 clinical trial will be attempted or completed. A Phase 3 clinical trial would require substantial additional funding, regulatory alignment with the FDA, successful resolution of trial design issues, and other factors that are uncertain at this time. There can be no assurance that we will be able to secure the necessary financing, reach agreement with the FDA on trial design, or successfully execute a Phase 3 clinical trial even if we determine to pursue one.

We have from time to time faced substantial doubt about our ability to continue as a going concern.

In 2025, we experienced net losses of $29.7 million, had no revenue from operations, and used $23.9 million in cash to fund our operations. Although management believes that we have sufficient cash to cover operating expenses requiring cash for a period of 12 months from the date of this annual report on Form 10-K, we have from time to time faced periods where there was substantial doubt as to our ability to continue as a going concern. Based on current projections, we anticipate that our existing cash resources will be sufficient to fund operations through April 2027. However, we may face liquidity challenges thereafter if we are unable to raise additional capital or generate sufficient revenue from operations.

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

Pre-clinical studies and clinical trials are expensive, time-consuming and ultimately may not be successful. The results of pre-clinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Also, it is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. For example, although there was positive data from our NASH-CX Phase 2 trial for belapectin, it did not meet its primary endpoint. Similarly, our Phase 2a pilot trial NASH-FX for patients with advanced fibrosis, which explored three non-invasive imaging technologies, did not meet its primary endpoint. Top-line results from the NAVIGATE trial were presented in December 2024. Again, while there was positive data, especially in the 2 mg cohort, the composite endpoint did not reach statistical significance. We may engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. Additional clinical trials may not start or be completed as we forecast and may not achieve the desired results. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the complexity of the drug candidate.

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

Index
We are dependent on third parties for clinical trial design, execution, and manufacturing, and their failure to perform could adversely affect our business.

We contract with independent parties to assist us in the design of trial protocols, arrange for and monitor clinical trials, provide lab kits, collect and analyze data and samples. We have contracted with Covance (now known as Fortrea) for assistance with the design and conduct of our NAVIGATE trial. Our dependence on independent parties and clinical sites involves risks including reduced control over the timing and other aspects of our clinical trials. In addition, we do not have, and do not intend to develop, facilities for the manufacture of any of our products, including belapectin, for clinical or commercial production. We are not a party to any long-term agreement with any of our suppliers, and we have our products manufactured on a purchase-order basis from one of two primary suppliers. We expect to depend on contract manufacturers to supply us with products manufactured in compliance with standards imposed by the FDA and foreign regulators. If any of these third parties fail to perform their obligations, experience delays, or fail to meet regulatory requirements, our clinical trials and business could be materially adversely affected.

Index
There are risks associated with our reliance on third parties for manufacturing belapectin.

We do not have, and do not now intend to develop, facilities for the manufacture of any of our products, including belapectin, for clinical or commercial production. At this time, we are not a party to any long-term agreement with any of our suppliers, and accordingly, we have our products manufactured on a purchase-order basis.  We will require additional third-party manufacturing suppliers for belapectin.  We are developing relationships with manufacturers and will enter into collaborative arrangements with licensees or have others manufacture our products on a contract basis. We expect to depend on such collaborators to supply us with products manufactured in compliance with standards imposed by the FDA and foreign regulators.

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

Index
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

We have identified a material weakness in our internal control over financial reporting, which, if not remediated, could result in material misstatements in our financial statements.

As described in Item 9A of this Annual Report, our management identified a material weakness in our internal control over financial reporting related to the valuation of derivative liabilities associated with contingent interest on convertible notes payable. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

While the material weakness did not result in any misstatement in our consolidated financial statements, we cannot assure you that additional material weaknesses will not arise in the future or that we will be able to remediate the identified material weakness in a timely manner. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in our internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which could cause investors to lose confidence in our financial reporting, negatively affect the trading price of our common stock, and adversely impact our ability to access capital markets. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of fraud or misuse of corporate assets, subject us to regulatory investigations and civil or criminal sanctions and cause us to incur substantial costs in complying with legal and regulatory requirements.

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

Index
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

Index
Clinical trial data may be negative, inconclusive, or subject to varying interpretations, and our product candidates may cause undesirable side effects, any of which could delay, limit, or prevent regulatory approval.

Data obtained from pre-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later studies or trials, and may be negative or inconclusive. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Despite the results reported in some of our earlier clinical trials for belapectin, our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain regulatory approvals for our drugs. In addition, undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval. Although we are not currently aware of any undesirable side effects caused by our product candidates, it is possible that they may be identified in the clinical trial process. If our clinical trials do not produce favorable results, or if safety or toxicity issues arise, we may not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Even after approval, if undesirable side effects are later identified, we may be forced to suspend marketing, regulatory authorities may withdraw approvals or require additional warnings, we may be required to conduct post-market studies, we could be sued for harm caused to patients, and our reputation may suffer. The failure to adequately demonstrate the safety and effectiveness of our product candidates could delay or prevent regulatory clearance and materially harm our business.

Index
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

Risks Related to Our Intellectual Property

Our competitive position depends upon protection of our intellectual property, and we may be unable to adequately protect our proprietary rights.

Development and protection of our intellectual property are critical to our business. Our success depends on our ability to obtain patent protection for our products or processes in the U.S. and other countries, protect trade secrets, and prevent others from infringing on our proprietary rights. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged in the United States, and the situation outside the United States is even more uncertain. Changes in patent laws or their interpretation may diminish the value of our intellectual property. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection. For example, others may be able to make competitive compounds not covered by our patents; we might not have been the first to make or file for the inventions in our pending applications; our pending applications may not result in issued patents; and the patents of others may adversely affect our business. We also rely on trade secrets to protect our technology where patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect, and our competitors may independently develop equivalent knowledge or know-how.

Index
We may incur substantial costs from intellectual property litigation, and we may be unable to protect or use our technology.

Some or all of our patent applications may not issue as patents, or the claims of any issued patents may not afford meaningful protection. Patents issued to us may be challenged and subsequently narrowed, invalidated, or circumvented. Patent litigation is widespread in the biotechnology industry and could harm our business. If we choose to enforce our patents, that individual or company would have the right to ask the court to rule that such patents are invalid or should not be enforced. These lawsuits are expensive, and we may not have the resources to pursue such litigation. In addition, third parties may claim that we are infringing their patents and may go to court to stop us from making or selling our product candidates. The biotechnology industry has produced a proliferation of patents, and it is not always clear which patents cover various types of products or methods of use. If we are sued for patent infringement, we would need to demonstrate that our products do not infringe or that the patent claims are invalid, which is difficult and expensive. Our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Any litigation could have a material adverse effect on our ability to raise funds necessary to continue operations. We must also comply with various procedural, documentary, and fee payment requirements imposed by patent agencies, and noncompliance can result in abandonment or lapse of patent rights.

Index
Trademark registrations, confidentiality agreements, and trade secret protections may be inadequate to protect our intellectual property.

Our trademark applications may not be allowed for registration, and our registered trademarks may not be maintained or enforced. Opposition or cancellation proceedings may be filed against our applications or registrations. Failure to secure trademark registrations could adversely affect our ability to market our product candidates. In addition, we rely on confidentiality agreements with employees, consultants, and corporate partners to protect our trade secrets and unpatented know-how. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive, and time-consuming, and the outcome is unpredictable. Courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect our competitive position. We may also be subject to claims that our employees have wrongfully used or disclosed trade secrets of their former employers, and even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Information Technology and Cybersecurity

We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.

We rely extensively on information technology systems, networks and services that are managed, hosted and provided by third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our personnel or others with authorized access to our systems or unauthorized persons could negatively impact our operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction or modification of confidential information stored in our, or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from malicious cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. We have observed an increase in cybersecurity incidents across the industry, predominantly ransomware and social engineering attacks. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and due to the nature of some of these attacks, there is also a risk that they may remain undetected for a period of time. There can be no assurance that we will be able to prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

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

•
engagement and retention of senior management needed for our clinical trials; and

•
novel and unforeseen market forces and trading strategies, such as the massive short squeeze rally caused by retail investors so-called “meme stocks.”

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

Index
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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the market price of our common stock appreciates.

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

A significant percentage of our outstanding stock is held by a limited number of investors, including Richard E. Uihlein. Mr. Uihlein, the chairman of our board of directors, who beneficially owns approximately 15.7% of our outstanding common stock as of February 28, 2026 (which does not include any shares issuable upon exercise of options and warrants nor shares issuable upon conversion of convertible notes and lines of credit) and the 10X Fund, LP, which now owns 8.5% of the issued and outstanding shares of common stock of the Company as of February 28, 2026. Mr. Uihlein is also an investor in the 10X Fund as a limited partner but is not deemed to be a beneficial owner of, or have a reportable interest in, any shares owned by 10X Fund. As a result of their ownership of shares of common stock, Mr. Uihlein and 10X Fund have and will have significant influence over corporate actions requiring stockholder approval, including the following actions:

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

Index
Richard E. Uihlein and/or 10X Fund could sell or transfer a substantial number of shares of our common stock, which could depress the price of our securities or result in a change in control of our company.

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

A pandemic similar to the COVID-19 pandemic could adversely impact our business, including our preclinical studies and clinical trials.

The occurrence of a pandemic similar to the COVID-19 pandemic could severely impact our business and our clinical trials including:

•
delays or difficulties in enrolling patients in clinical trials;

•
delays or disruptions in non-clinical experiments due to unforeseen circumstances at contract research organizations and vendors along their supply chain;

•
increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting a contagious illness, being forced to quarantine, or not accepting in office or home health visits;

•
diversion of healthcare resources away from the conduct of clinical trials;

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

In addition, the trading prices for our common stock and other biopharmaceutical companies could experience extreme volatility during a pandemic. The extent to which a pandemic may impact our business, preclinical studies and clinical trials will depend on factors that we cannot predict or control, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Index
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

Holders of Common Stock

As of February 28, 2026, there were 126 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

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

Item 6.
[Reserved]

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through at least March 2027; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

•
our early stage of development;

•
our dependence on Mr. Uihlein for financing;

Index
•
our NAVIGATE trial was our only active clinical trial, and we currently do not have plans or funding to undertake another clinical trial;

•
we have from time to time faced substantial doubt about our ability to continue as a going concern;

•
we have incurred significant operating losses since our inception and cannot assure you that we will generate revenue or profit;

•
our dependence on additional outside capital;

•
we may be unable to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates;

•
uncertainties related to any litigation;

•
uncertainties related to our technology and clinical trials, including expected dates of availability of clinical data;

•
we may be unable to demonstrate the efficacy and safety of our developmental product candidates in human trials;

•
we may be unable to improve upon, protect and/or enforce our intellectual property;

•
we are subject to extensive and costly regulation by the U.S. Food and Drug Administration (FDA) and by foreign regulatory authorities, which must approve our product candidates in development and could restrict the sales and marketing and pricing of such products;

•
competition and stock price volatility in the biotechnology industry;

•
limited trading volume for our stock, concentration of ownership of our stock, and other risks detailed herein and from time to time in our SEC reports; and

•
the occurrence of a widespread pandemic and its potential impact, which could delay clinical trial and development efforts, as well as the impact that such a pandemic has on the volatility of the capital market and our ability to access the capital market.

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

Overview

We are a clinical stage biopharmaceutical company engaged in drug research and development to create new therapies for fibrotic disease, cancer and selected other diseases. Our drug candidates are based on our method of targeting galectin proteins, which are key mediators of biologic and pathologic functions. We use naturally occurring, readily-available plant products as starting material in manufacturing processes to create proprietary, patented complex carbohydrates with specific molecular weights and other pharmaceutical properties. These complex carbohydrate molecules are appropriately formulated into acceptable pharmaceutical formulations. Using these unique carbohydrate-based candidate compounds that largely bind and inhibit galectin proteins, particularly galectin-3, we are undertaking the focused pursuit of therapies for indications where galectin proteins have a demonstrated role in the pathogenesis of a given disease. We focus on diseases with serious, life-threatening consequences and those where current treatment options are limited specifically in metabolic dysfunction-associated steatohepatitis (MASH, formerly known as nonalcoholic steatohepatitis, or NASH) with cirrhosis and certain cancer indications. Our strategy is to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when one of our programs becomes advanced and requires significant additional resources.

Our lead galectin-3 inhibitor is belapectin (GR-MD-02), which has been demonstrated in preclinical models to reverse liver fibrosis and cirrhosis and in clinical studies to decrease portal hypertension and prevent its complication: the development of esophageal varices. Belapectin has the potential to treat many diseases due to galectin-3’s involvement in multiple key biological pathways such as fibrosis, immune cell function and immunity, cell differentiation, cell growth, and apoptosis (cell death). The importance of galectin-3 in the fibrotic process is supported by experimental evidence. Animals with the galectin-3 gene “knocked-out” can no longer develop fibrosis in response to experimental stimuli compared to animals with an intact galectin-3 gene. We are using our galectin-3 inhibitor to treat advanced liver fibrosis and liver cirrhosis in MASH patients. We have completed two Phase 1 clinical studies, a Phase 2 clinical study in MASH patients with advanced fibrosis (NASH-FX) and a second Phase 2b clinical trial in MASH patients with compensated cirrhosis and portal hypertension (NASH-CX).

Results of Operations from the Years Ended December 31, 2025 and 2024

Research and Development Expense

	Year ended December 31,		2025 as Compared to 2024
	2025	2024	$ Change	% Change
		(in thousands, except %)
Research and development	$14,290	$36,571	$(22,281)	(61)%

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

Index
Our research and development expenses were as follows:

	Year Ended December 31,
	2025	2024
Direct external expenses:	(in thousands)

Clinical programs	$8,313	$29,079
Pre-clinical activities	600	1,084
Other research and development expenses:
Payroll and other including stock-based compensation	5,377	6,408
	$14,290	$36,571

Index
Clinical programs expenses decreased in the year ended December 31, 2025 over the year ended December 31, 2024 primarily due to costs winding down related to our NAVIGATE clinical trial activities and a decrease in costs related to contract manufacturing of belapectin. Pre-clinical activities decreased due to activities incurred in support of the clinical program such as development and reproductive toxicity studies, clinical supplies and other supportive activities. Payroll and other costs decreased primarily due to fewer employees in research and development.

General and Administrative Expense

	Year ended December 31,		2025 as Compared to 2024
	2025	2024	$ Change	% Change
		(in thousands, except %)
General and administrative	$5,795	$5,862	$(67)	(1.1%)

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the decrease for the year ended December 31, 2025, as compared to the same period for 2024 are due to a decrease in non-cash stock-based compensation of $301,000 offset by increases other administrative costs.

Other Income and Expense

During the year ended December 31, 2025, other income and expense consisted of $126,000 of interest income offset by interest expense and amortization of debt discounts on convertible notes payable and convertible line of credit of $7,329,000 and change in fair value of derivatives of $2,378,000.

During the year ended December 31, 2024, other income and expense consisted of $338,000 of interest income offset by interest expense and amortization of debt discounts on convertible notes payable and convertible line of credit of $5,540,000 and change in fair value of derivatives of $(588,000).

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

Index
Our research and development expenses were as follows:

	Year Ended December 31,
	2024	2023
Direct external expenses:	(in thousands)

Clinical programs	$29,079	$23,942
Pre-clinical activities	1,084	3,021
Other research and development expenses:
Payroll and other including stock-based compensation	6,408	5,167
	$36,571	$32,130

Clinical programs expenses increased in the year ended December 31, 2024 over the year ended December 31, 2023 primarily due to costs related to our NAVIGATE clinical trial activities and an increase in costs related to contract manufacturing of belapectin. Pre-clinical activities decreased due to activities incurred in support of the clinical program such as development and reproductive toxicity studies, clinical supplies and other supportive activities. Payroll and other costs increased primarily due to additional employees being hired in research and development.

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

Other Income and Expense

During the year ended December 31, 2024, other income and expense consisted of $338,000 of interest income offset by interest expense and amortization of debt discounts on convertible notes payable and convertible line of credit of $5,540,000 and change in fair value of derivatives of $(588,000).

During the year ended December 31, 2023, other income and expense consisted of $230,000 of interest income offset by interest expense and amortization of debt discounts on convertible notes payable and convertible line of credit of $2,792,000 and change in fair value of derivatives of $432,000.

Index
Liquidity and Capital Resources

As described above in the Overview and elsewhere in this Annual Report on Form 10-K, we are in the development stage and have not generated any revenues to date. Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of December 31, 2025, we raised a net total of $341 million from these offerings. At December 31, 2025, the Company had $17.7 million of unrestricted cash and cash equivalents in addition to $10 million available under a line of credit provided by our chairman available to fund future operations. The Company believes there is sufficient cash, including $10 million under the line of credit, to fund currently planned operations through April 2027. We will require more cash to fund our operations after April 2027. There can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

2025 compared to 2024

Net cash used in operations decreased by $17,892,000 to $23,875,000 for 2025, as compared to $41,767,000 for 2024. Cash operating expenses decreased principally due to decreased research and development activities primarily related to our NAVIGATE clinical trial and associated activities.

There were no equipment purchases or other investing activities in 2025 or 2024.

Net cash provided by financing activities was $26,475,000 during 2025 as compared to $31,227,000 during 2024, due primarily to the transactions described below.

In 2025, we received $21,000,000 in proceeds under a convertible line of credit provided by our chairman in addition to $2.3 million in proceeds from exercises of stock options and purchase warrants, and $3.2 million in net proceeds from issuance of shares under our At the Market sales program. In 2024, we received $30,000,000 in proceeds under a convertible line of credit provided by our chairman in addition to $1.2 million in proceeds from exercises of stock options and purchase warrants.

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

Index
Operating leases

In March 2025, the Company entered into an amendment to its operating lease for office space in Norcross, GA for a term of twelve months, beginning on May 1, 2025 and ending April 30, 2026 at an average rate of approximately $5,400 per month. The amended lease provided for free rent for the first six months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this annual report on Form 10-K. Certain of our accounting policies, however, are critical to the portrayal of our financial position and results of operations and require the application of significant judgment by our management, which subjects them to an inherent degree of uncertainty. In applying our accounting policies, our management uses its best judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Our more significant estimates include stock option valuations and performance vesting features of certain of these instruments, accrued liabilities, derivative liabilities, and cash flows. These estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information available from other outside sources, and on various other factors that we believe to be appropriate under the circumstances. We believe that the critical accounting policies discussed below involve more complex management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

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

Index
Research and Development Expenses. Research and development expenses, including personnel costs, allocated facility costs, lab supplies, outside services, contract laboratory costs related to manufacturing drug product, clinical trials and preclinical studies are charged to research and development expense as incurred. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. Our NAVIGATE clinical trial is being supported by third-party contract research organizations, or CROs, and other vendors. We accrue expenses for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. For clinical trial expenses and related expenses associated with the conduct of clinical trials, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients have been enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, review of contractual terms and correspondence with CROs. We base our estimates on the best information available at the time. We monitor patient enrollment levels and related activities to the extent possible through discussions with CRO personnel and based our estimates of clinical trial costs on the best information available at the time. However, additional information may become available to us which will allow us to make a more accurate estimate in future periods. In that event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain.

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

Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

Due to the nature of our operations, assets and debt, we are not exposed to any significant market risks at December 31, 2025 and 2024.

Index
Item 8.
Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.
Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Our management has concluded, based on their evaluation, that our disclosure controls and procedures were not effective as of December 31, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms due to the material weakness described below. In light of the material weakness described below, management performed additional analyses and other procedures to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.

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

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO 2013 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting. Management conducted an evaluation of internal controls based on the COSO 2013 framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 as a result of the material weakness discussed in the paragraphs that follow below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company's management concluded that the Company did not implement and maintain effective controls related to the valuation of derivative liabilities associated with contingent interest on convertible notes payable, specifically controls over the review of interest forecasts used in the valuation of the derivative liabilities due to the extension of the maturity dates of the convertible notes payable. The deficiencies in our internal control over financial reporting due to the material weakness described above did not result in any misstatement in our consolidated financial statements or other disclosures due to an adjustment recorded which is reflected in the financial statements as presented. These deficiencies create a reasonable possibility that a material misstatement in our consolidated financial statements would not be prevented or detected on a timely basis.

In an effort to address the identified material weakness and enhance our internal controls related to our valuation of derivative liabilities process, we continue to maintain our financial reporting process we followed to prepare consolidated financial statements in accordance with GAAP for audit committee meetings on a quarterly and annual basis. We expect to remedy this material weakness by conducting additional training, using additional third-party consultants with appropriate knowledge, experience, and/or training commensurate with our technical accounting and financial reporting requirements to enhance the process going forward, a combination thereof, or any other remedial measures that we deem appropriate. Our ongoing remediation efforts are focused on additional reviews in the event of any future potential changes to financial instruments associated with derivatives related to internal control over financial reporting.

Index
(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Item 9B.
Other Information

Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter ended December 31, 2025.

Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Index
PART III

Item 10.
Directors, Executive Officers and Corporate Governance

Each of our directors is elected annually and holds office until his or her successor has been elected and qualified or until the earlier of his or her death, resignation or removal. Our board of directors currently consists of eleven members, all of whom were elected at our 2025 Annual Meeting of Stockholders. Marc Rubin was elected to the board of directors at our Annual Meeting in December 2025; however, he resigned in January 2026. On March 12, 2026, our board of directors appointed Dr. Henry Bream as a member of the board of directors.

The following table sets forth certain biographical information about our directors as of February 28, 2026, and the qualifications, experiences and skills considered in determining that each such person should serve as a director.

Name	Age	Director Since
Gilbert F. Amelio, Ph.D. (2)(3)	82	2009
Henry Brem, M.D.	73	2026
Benjamin S. Carson, Sr., M.D. (3)	74	2023
Kary Eldred (1)	52	2018
Kevin D. Freeman (1)(2)(3)	64	2011
Joel Lewis	56	2017
Gilbert S. Omenn, M.D., Ph.D. (2)	84	2014
Elissa J. Schwartz, Ph.D. (3)	55	2020
Harold H. Shlevin, Ph.D.	76	2019
Richard E. Uihlein, Chairman	80	2017
Richard A. Zordani (1)	53	2020

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

Index
Dr. Henry Brem, a director since 2026, is an internationally recognized neurosurgeon-scientist and leader in translational medicine. He serves as the Henry Brem Professor of Neurosurgery at Johns Hopkins University and previously served from 2000 until 2025 as Director of the Department of Neurosurgery and Neurosurgeon-in-Chief at The Johns Hopkins Medical Institutions. He is also Co-Director of the Brain Cancer Program at the Sidney Kimmel Comprehensive Cancer Center.  Dr. Brem has helped transform neurosurgical oncology through the development of image-guided surgical techniques and localized drug delivery systems, including Gliadel® wafers for brain tumors. He has published more than 416 peer-reviewed papers, holds multiple patents, and has been continuously funded by the NIH for over four decades. He is a member of the National Academy of Medicine and has received numerous honors recognizing his contributions to clinical excellence and translational research.  Dr. Brem has served as director for multiple private and public companies.  The Board believes that Dr. Brem’s extensive medical, management, director, and leadership experience make him highly qualified to serve as a member of our Board.

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

Index
Joel Lewis, a director since 2017, became our President and Chief Executive Officer on September 2, 2020. Previously, he was the Managing Director of Shareholder Services at Uline, Inc. (a distributor of shipping, packaging and industrial supplies), a position he held from 2007 through 2019. Mr. Lewis is a financial executive with over 26 years of experience and started his career in public accounting in 1992. Prior to his employment with Uline Inc., Mr. Lewis served as a Tax and Accounting Manager for Century America LLC from 2001 to 2006 and a Tax Manager for Deloitte & Touche from 1998 to 2001. After spending a decade in public accounting where he specialized in both financial reporting and taxation, Mr. Lewis migrated to privately held companies focusing on high-net-worth family businesses. Mr. Lewis has a wide range of expertise including working in a variety of industries and disciplines including taxation, restructuring, acquisition and private equity ventures. Mr. Lewis is a registered CPA in the state of Illinois. He holds a B.S. in Accountancy from the University of Illinois and a Masters in Taxation from DePaul University. We believe that Mr. Lewis’ qualifications to sit on our Board include his business and financial expertise and his service as a board observer on our Board during 2017.

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

Elissa J. Schwartz, Ph.D., a director appointed by the board in September 2020, is a disease modeler who is currently a professor of biological sciences and mathematics at Washington State University (WSU). She received a PhD in Biomedical Sciences from Mount Sinai–NYU, a BA in Mathematics from UC Berkeley, and interdisciplinary postdoctoral training in Biomathematics and Biostatistics from UCLA. She is also affiliated with the WSU College of Veterinary Medicine in microbiology and pathology. Dr. Schwartz is the author of over 45 scientific publications on infectious disease, the immune response, and biological modeling. She has served on the Board of Directors for the Society for Mathematical Biology, and she previously consulted for Pharmerit International, (now OPEN Health), a global pharmaceutical economics company. Dr. Schwartz has held fellowships with the Mathematical Biosciences Institute (Ohio State University) and the African Institute for Mathematical Sciences (Cape Town, South Africa), and she served on the teaching faculty for courses in British Columbia, India, and Nepal. We believe Dr. Schwartz’ qualifications to sit on our Board of Directors include her extensive expertise in biomathematics and biostatistics in the pharmaceutical industry.

Index
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

Index
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

Index
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

Index
EXECUTIVE OFFICERS

Joel Lewis, see above under directors.

Khurram Jamil, M.D. age 50, become the Company’s Chief Medical Officer on August 1, 2024 after joining the Company as vice president of clinical development in March 2024. Prior to joining the Company, Dr. Jamil was employed at Mallinckrodt Pharmaceuticals from July 2015 to February 2024, where he was Vice President Hepatology and led the development teams that achieved approval of two compounds in the U.S. and Japan, conducted trials in liver cirrhosis and its complications, and designed and executed the largest trial in Hepatorenal Syndrome. Earlier in his career he held positions in medical affairs in Ikaria Inc and Organon Pharmaceuticals USA where he led successful launches of first-in-class therapies and developed strategies to assess disease burden, cost-effectiveness, and value proposition of approved drugs in new therapeutic areas. He holds 7 patents, has given over 95 poster and oral presentations and published over 40 manuscripts, including in the prestigious New England Journal of Medicine. Dr. Jamil is board certified in General Surgery. He completed his residency in Seaton Hall University, NJ, and earned his M.B.B.S. from King Edward Medical University at Lahore, Pakistan.

Jack W. Callicutt, age 58, became our Chief Financial Officer on July 1, 2013. From August 2011 through June 2012, Mr. Callicutt was the Chief Financial Officer of REACH Health, Inc., a telemedicine technology company headquartered in Alpharetta, GA. From April 2010 through August 2012, Mr. Callicutt was the Chief Financial Officer of Vystar Corporation, a publicly traded company that holds proprietary technology to remove antigenic proteins from natural rubber latex. Prior to that Mr. Callicutt was Chief Financial Officer of IVOX, Inc., Tikvah Therapeutics and Corautus Genetics, a publicly traded biotechnology company which was developing gene therapy for treatment of cardiovascular disease. Mr. Callicutt previously spent more than fourteen years in public accounting, most recently as a senior manager at Deloitte, where he specialized in technology companies from 1989 to 2003. Mr. Callicutt is a Certified Public Accountant and graduated with honors from Delta State University with a B.B.A. in accounting and computer information systems.

None of the directors, executive officers and significant employees share any familial relationship.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes of ownership of such securities with the SEC. All reports were filed timely during the fiscal year ended December 31, 2025.

Item 11.
Executive Compensation

COMPENSATION PHILOSOPHY DISCUSSION

The Compensation Committee is responsible for creating and reviewing the compensation of the Company’s executive officers, as well as overseeing the Company’s compensation and benefit plans and policies and administering the Company’s equity incentive plans. The following Compensation Philosophy Discussion (“Compensation Discussion”) describes our 2025 executive compensation program and explains the Company’s compensation philosophy, policies, and practices, focusing primarily on the compensation of our named executive officers, or NEOs. This Compensation Discussion is intended to be read in conjunction with the tables that follow, which provide detailed historical compensation information for our following NEOs:

Name	Title
Joel Lewis	Chief Executive Officer and President
Khurram Jamil, M.D.	Chief Medical Officer
Jack W. Callicutt	Chief Financial Officer

Index
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

Executive Compensation Review and Design

The Company has historically conducted a review of the level of its executive compensation, as well as the mix of elements used to compensate its NEOs. The Company has based this review primarily on the experience of the members of the Compensation Committee and our Board, many of whom sit on the boards of directors of, or have previously advised, numerous companies, including companies in the life sciences industry.

At our last “Say-on-Pay vote” held at our 2025 annual meeting of stockholders approximately 96% of votes cast were in favor of the compensation of our NEOs, as disclosed in the proxy materials for the 2025 annual meeting. At our 2025 annual meeting, the holders of approximately 84% of our outstanding common stock voting on the matter voted in favor of holding the stockholder advisory vote every three years. As a result of such vote, our Board decided to hold the “Say-on-Pay” advisory vote every three years. Accordingly, the Company’s next “Say-on-Pay” advisory vote on the compensation of our NEOs will be held at our 2028 annual meeting of stockholders.

Several years ago, the Compensation Committee undertook a review of our compensation policies and practices and retained the compensation consulting firm of Barney & Barney LLC to provide compensation information and analysis with respect to the life science and healthcare industry and with respect to our peer companies within the industry. Barney & Barney LLC reviewed information from industry and other sources, surveys and databases, including publicly-available compensation information of other companies with which we compete, to gauge the competitiveness of our compensation programs. Barney & Barney LLC then reported its findings to the Compensation Committee, with recommendations to bring the Company’s executive compensation closer to the 50th percentile of the total compensation of our competitor companies. These findings continued to inform the Compensation Committee’s decisions on compensation in subsequent years, including 2025.

The Compensation Committee may use a compensation consultant in the future and will take into account publicly-available data relating to the compensation practices and policies of other companies within and outside our industry. The Compensation Committee designed its 2025 executive compensation program to prioritize retaining key executives and non-executive employees following the completion of the Company’s NAVIGATE trial.

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

Name	2025 Base Salary	2024 Base Salary
Joel Lewis	$624,000	$624,000
Khurram Jamil, M.D. (2)	$500,000	$500,000	(1)
Jack W. Callicutt	$400,000	$400,000

(1)
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

In prior years, performance bonuses were awarded based on the Company’s Employee Short-Term and Long-Term Incentive Program (the “Program”), which was adopted for executives and employees of the Company. The Program is a performance-based program and was adopted in recognition of the importance of aligning executive and employee interests with that of our stockholders. Our Program is designed to reward the efforts of our executives and employees and to be competitive in attracting and retaining them. There are two elements of the Program: (1) a short-term incentive in the form of cash bonuses and (2) a long-term incentive in the form of stock option grants. The cash bonus incentive is targeted to be up to 30% to 50% of the NEO’s base salary as of the end of the applicable year. Half of each NEO’s annual performance bonus is based upon achievement of the Company’s documented performance objectives for the year and the other half is based upon achievement of individual performance objectives set for the year. The 2025 performance bonuses payments were split with half paid in January 2026 and half to be paid in March 2026, if the employee had not voluntarily resigned by that date.

Name	Performance Bonus Amount	Awarded Amount As % of Base Salary
Joel Lewis	$312,000	50%
Khurram Jamil, M.D.	$150,000	30%
Jack W. Callicutt	$120,000	30%

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

On January 23, 2025, Mr. Lewis, Dr. Jamil and Mr. Callicutt were awarded the options noted below based on 2024 performance. For the performance options, 25% vest on each of June 30, 2025, December 31, 2025, June 30, 2026, and December 31, 2026. The exercise price of the options is set at the closing price of our stock as of the grant date.

Name	Grant Date	Number of Securities Underlying Options	Exercise Price
Joel Lewis	1/23/2025	91,000	$1.23
Khurram Jamil	1/24/2025	65,000	$1.23
Jack W. Callicutt	1/24/2025	65,000	$1.23

Also, on January 23, 2025, Mr. Lewis, Dr. Jamil and Mr. Callicutt were granted restricted stock units of 84,000, 60,000 and 60,000 shares, respectively. The restricted stock units vested on January 1, 2026.

Index
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

Index
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

Index
SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to our NEOs for the fiscal years ended December 31, 2025 and 2024.

Name and Principal Position	Year (2)	Salary ($)	Bonus ($) (2)	Stock Compensation Awards ($) (1)	All Other Compensation ($)	Total ($)
Joel Lewis, Chief Executive Officer & President	2025	624,000	312,000	182,763	56,019(3)	1,174,782
	2024	620,167	312,000	202,635	54,872(4)	1,189,674
Khurram Jamil, M.D., Chief Medical Officer (5)	2025	500,000	350,000	130,545	71,583(6)	1,052,128
	2024	365,909	120,625	398,500	60,813(7)	945,847
Jack W. Callicutt, Chief Financial Officer	2025	400,000	220,000	130,545	56,019(8)	806,564
	2024	397,333	120,000	144,740	54,872(9)	716,945

(1)
Represents the aggregate grant date fair value of restricted stock units and option awards made during 2025 and 2024 computed in accordance with the Stock Compensation Topic of the FASB ASC, as modified of supplemented. Option awards fair values were calculated using the Black-Scholes options pricing model. For a description of the assumptions used to determine these amounts, see Note 9 of the Notes to the Consolidated Financial Statements in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2025 and 2024.
(2)
Performance bonuses for 2025 and 2024 were approved in January 2026 and January 2025, respectively. Also includes retention bonuses in 2025 of $200,000 for Dr. Jamil and $100,000 for Mr. Callicutt.
(3)
Includes $42,019 for health and other insurance and $14,000 for 401(k) plan contributions.
(4)
Includes $41,072 for health and other insurance and $13,800 for 401(k) plan contributions.
(5)
Dr. Jamil joined the company in March 2024 as vice president of clinical development and was promoted to Chief Medical Officer effective August 1, 2024.
(6)
Includes $57,583 for health and other insurance and $14,000 for 401(k) plan contributions.
(7)
Includes $47,146 for health and other insurance and $13,667 for 401(k) plan contributions.
(8)
Includes $42,019 for health and other insurance and $14,000 for 401(k) plan contributions.
(9)
Includes $41,072 for health and other insurance and $13,800 for 401(k) plan contributions.

Index
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2025

The following table sets forth information regarding all outstanding equity awards held by the NEOs at December 31, 2025. The exercise price of the options is set at the closing price of our stock at the date prior to or as of the date of grant. Outstanding options have been approved by our Compensation Committee and our Board.

			Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joel Lewis	35,000(1)	—		4.72	01/16/2029	—	—	—	—
	32,171(2)	—		2.86	01/09/2030
	250,000(3)	—		2.65	08/31/2030
	70,000(4)	—		2.11	03/25/2031
	140,000(5)	—		2.11	03/25/2031
	70,000(6)	—		1.98	01/24/2032
	70,000(7)	—		1.11	01/26/2033
	91,000(8)	—		1.72	01/24/2034
	45,500(9)	45,500(9)		1.23	01/23/2035

Khurram Jamil, M.D.	2,037(10)	100,000(10)		2.20	03/20/2034	—	—	—	—
	50,000(11)			2.50	08/01/2034
	8,125(9)	32,500(9)		1.23	01/23/2035

Jack W. Callicutt	90,000(12)	—		5.87	01/15/2028	—	—	—	—
	90,000(13)	—		4.16	05/22/2028
	50,000(14)	—		4.72	01/16/2029
	50,000(15)	—		2.86	01/09/2030
	50,000(5)	—		2.11	03/25/2031
	100,000(6)	—		2.11	03/25/2031
	65,000(8)			1.72	01/24/2034
	16,250(9)	32,500(9)		1.23	01/23/2035

(1)
100% of the options vested in full on January 16, 2020.
(2)
100% of the options vested in full on December 31, 2020.
(3)
One-twelfth of the total options vested quarterly from August 31, 2020, which was the grant date.
(4)
25% of the options vested on September 30, 2021, 25% vested on March 31, 2022, 25% vested on September 30, 2022, 25% vest on March 31, 2023.
(5)
100% of the options vested on December 20, 2024 when the Company received the top-line results of the NAVIGATE clinical trial and made a public announcement of such results.
(6)
25% of the options vested on June 30, 2022, 25% vested on December 31, 2022, 25% vested on June 30, 2023, 25% vested on December 31, 2023.
(7)
25% of the options vested on June 30, 2023, 25% vested on December 31, 2023, 25% vested on June 30, 2024, 25% vested on December 31, 2024.
(8)
25% of the options vested on June 30, 2024, 25% vested on December 31, 2024, 25% vest on June 30, 2025, 25% vest on December 31, 2025.
(9)
25% of the options vested on June 30, 2025, 25% vested on December 31, 2025, 25% vest on June 30, 2026, 25% vest on December 31, 2026.
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

If, within the period ending twelve (12) months after the date of a Change of Control, Dr. Jamil’s employment with the Company is (i) terminated without Cause or (ii) terminated for Good Reason by Dr. Jamil, the Company shall pay to Dr. Jamil (A) the Base Salary accrued through the date of termination, to the extent not theretofore paid, (B) Jamil of any unreimbursed expenses, (C) a pro-rated amount of the Performance Bonus assuming payout at maximum performance and (D) an amount equal to twelve (12) months of Base Salary, payable in a lump sum no later than thirty (30) days following such termination. Upon any such Change of Control, Dr. Jamil’s unvested Options shall be one hundred percent (100%) vested, but shall otherwise continue to be governed by the terms and conditions of the Plan and the applicable stock option agreement.

Index
Jack Callicutt:

Mr. Callicutt’s Employment Agreement provides that if, within the period ending twelve (12) months after the date of a Change of Control, Mr. Callicutt’s employment with the Company is (i) without Cause by the Company (or by the acquiring or successor business entity following a Change of Control), or (ii) terminated for Good Reason by Mr. Callicutt, the Company shall pay to Mr. Callicutt (A) the Base Salary accrued through the date of termination, to the extent not theretofore paid, (B) reimbursement of any unreimbursed expenses, (C) a portion of the amount of the Performance Bonus (as defined in the Employment Agreement) equal to the maximum amount of the Performance Bonus multiplied by a fraction, (X) the numerator of which shall be the number of days elapsed from the beginning of the calendar year in which such termination occurs and (Y) the denominator of which shall be the total number of days in the calendar year in which such termination occurs (being 365 in a full year) and (D) an amount equal to twelve (12) months of Mr. Callicutt’s Base Salary, payable in a lump sum no later than thirty (30) days following such termination. Upon any such Change of Control, Mr. Callicutt’s unvested options to purchase shares of the Company’s common stock shall be one hundred percent (100%) vested, but shall otherwise continue to be governed by the terms and conditions of the Stock Option Agreement. However, if, in connection with a transaction that technically meets, or may meet, the definition of Change of Control (as defined in the Employment Agreement), Mr. Callicutt’s employment by the Company or a successor to the Company is terminated, but Mr. Callicutt is immediately re-hired as an employee of a successor to the Company or surviving company in such a transaction in a comparable position, with the same or greater total annual cash compensation, including bonus potential, and with an employment agreement containing substantially equivalent provisions as this Agreement with respect to termination of the Mr. Callicutt and severance, no benefits shall be payable under the Change of Control provision of the Employment Agreement.

Index
DIRECTOR COMPENSATION

The following table details the total compensation earned by our non-employee directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Gilbert F. Amelio, Ph.D.	55,500	—	52,260	—	—	107,760
Benjamin S. Carson, Sr., M.D.	40,000	—	52,260	—	—	92,260
Kary Eldred	47,500	—	52,260	—	—	99,760
Kevin D. Freeman	56,000	—	52,260	—	—	108,260
Gilbert S. Omenn, M.D., Ph.D.	50,000	—	52,260	—	—	102,260
Marc Rubin, M.D.	43,500	—	52,260	—	—	75,760
Elissa J. Schwartz, Ph.D.	43,500	—	52,260	—	—	95,760
Harold H. Shlevin, Ph.D.	40,000	—	52,260	—	—	92,260
Richard Uihlein	—	40,000	52,260	—	—	92,260
Richard A. Zordani	55,000	—	52,260	—	—	107,260

(1)
Mr. Uihlein elected to receive restricted stock in lieu of cash retainer for their service. The restricted shares vested in full on December 31, 2025.
(2)
Represents the grant date fair value of option awards based upon the Black Scholes valuation model made in 2026. The option grants were made on January 24, 2024. Each non-employee director received one grant of 60,000 options which will vest in full on December 31, 2025. For a description of the assumptions used to determine these amounts, see Note 9 to the Notes to the Consolidated Financial Statements herein our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
(3)
Excludes travel expense reimbursements.

Name	Number of Shares Subject to Option Awards Held as of December 31, 2025
Gilbert F. Amelio, Ph.D.	375,000
Benjamin S. Carson, Sr., M.D.	210,000
Kary Eldred	401,875
Kevin D. Freeman	463,125
Gilbert S. Omenn, M.D., Ph.D.	478,750
Marc Rubin, M.D.	404,565
Elissa J. Schwartz, Ph.D.	300,000
Harold H. Shlevin, Ph.D.	435,000
Richard Uihlein	366,362
Richard A. Zordani	300,000
TOTAL	3,734,677

For a more detailed description of the assumptions used for purposes of determining grant date fair value, see Note 9 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” included herein the Form 10-K for the 2025 fiscal year.

Index
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

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2026, certain information concerning the beneficial ownership of our common stock and Series A Preferred Stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. The table also sets forth, in its final column, the combined voting power of the voting securities on all matters presented to the stockholders for their approval at the Annual Meeting, except for such separate class votes as are required by law.

Index
The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after February 28, 2026 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock (3)	Shares of Series A Preferred Stock Beneficially Owned	Percent of Series A Preferred Stock (4)
5% Stockholders
James C. Czirr	6,676,665(5)	10.1%	100,000	7.9%
10X Fund, L.P. (8)	5,614,457(6)	8.5%	—	—
David Smith (9)	—	—	175,000	13.9%
Early Equities LLC (9)	—	—	100,000(7)	7.9%
Richard E. Uihlein (11)	54,223,366(12)	49.4%	—	—
Directors and Named Executive Officers
Benjamin S. Carson, Sr., M.D.	210,000	*	—	—
Gilbert F. Amelio, Ph.D.	435,614	*	—	—
Kevin Freeman	910,414(10)	1.4%	—	—
Joel Lewis	1,669,143	2.5%	—	—
Gilbert S. Omenn, M.D., Ph.D.	560,990	*	50,000	3.8%
Henry Brem, M.D.	—	*	—	—
Richard E. Uihlein	54,223,366(12)	49.4%	—	—
Richard A. Zordani	344,853	*	—	—
Elissa J. Schwartz, Ph.D.	301,000	*	—	—
Kary Eldred	910,108(13)	1.4%	—	—
Harold H. Shlevin, Ph.D.	441,500	*	—	—
Khurram Jamil, M.D.	120,162	*	—	—
Jack W. Callicutt	579,449	*	—	—
All executive officers and directors as a group (13 persons)	60,706,599	53.2%	50,000	3.8%

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

Index

Directors, Nominees and Named Executive Officers	Options Exercisable Within 60 Days
Benjamin S. Carson, Sr., M.D.	210,000
Gilbert F. Amelio, Ph.D.	375,000
Henry Brem, M.D.	—
Gilbert S. Omenn, M.D., Ph.D	478,750
Kevin Freeman	463,125
Kary Eldred	401,875
Joel Lewis	803,671
Richard E. Uihlein.	366,362
Harold Shlevin, Ph.D.	435,000
Richard A. Zordani	300,000
Elissa J. Schwartz, Ph.D.	300,000
Khurram Jamil, M.D.	60,162
Jack Callicutt	511,250
All executive officers and directors as a group	4,705,195

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
(5)       Includes 5,614,457 shares of common shares, as to which Mr. Czirr, in his capacity as a managing member of 10X Capital Management Fund, LLC, a Florida limited liability company and general partner of 10X Fund (referred to herein as 10X Management) has shared voting and investment power, and disclaims beneficial ownership, also includes 1,045,541 shares of common stock owned directly by Mr. Czirr, and 16,667 shares of our common stock issuable upon conversion of Series A preferred stock owned by Mr. Czirr.
(6)       Includes 5,614,457 shares of common shares.
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
(8)       Contact: c/o 10X Capital Management, LLC at Investment Law Group attn: Bob Mottern 545 Dutch Valley Road NE, Suite A, Atlanta, GA 30324.
(9)       Contact: c/o David Smith 34 Shorehaven Road E., Norwalk, CT 06855.
(10)     Includes 218,525 shares of the Company’s common stock managed by Cross Consulting and Services, LLC, a Texas limited liability company, d/b/a Freeman Global Investment Counsel. Mr. Freeman, in his capacity as CEO of Freeman Global Investment Counsel, has voting and investment control over, but disclaims beneficial ownership of, these shares.
(11)     Contact: c/o Uline Corporation, 12575 Uline Drive, Pleasant Prairie, WI 53158
(12)     Includes (i) 10,360,386 shares of common stock, (ii) 2,720,180 common shares issuable upon the exercise of common stock purchase warrants, (iii) 366,362 common shares issuable upon the exercise of common stock options, (iv) 83,334 common shares issuable upon conversion of Series C preferred non-voting stock, (iv) 7,631,296 common shares issuable upon conversion of convertible notes payable and (v) 33,061,808 common shares issuable upon conversion of convertible line of credit.
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

Index
EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2025, about the securities issued, or authorized for future issuance, under our equity compensation plans, consisting of our 2009 Incentive Compensation Plan and our 2019 Omnibus Equity Incentive Plan at December 31, 2025.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,572,509	$2.27	2,575,479

Item 13.
Certain Relationships, Related Transactions and Director Independence

Certain Relationships and Related Transactions

Except as set forth below, since the beginning of fiscal year 2025, we did not participate in any transactions in which any of the Company’s executive officers, any beneficial owner of more than 5% of our common stock, nor any of their immediate family members, had a direct or indirect material interest.

Our Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, conduct an appropriate review of, and be responsible for the oversight of, all related party transactions on an ongoing basis. Except as set forth below, there were no related party transactions during the fiscal year ended December 31, 2025.

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

Index
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

In connection with the July 2025 Supplemental Credit Agreement, the Company agreed to issue the Lender warrants to purchase up to an aggregate of 200,000 shares of the Company’s common stock, par value $0.001 per share (collectively, the “Warrants”). The Company shall issue to the Lender Warrants ratably, upon borrowings under the July 2025 Supplemental Line of Credit, with exercise prices equal to 150% of the closing price of the Company’s common Stock on the date of the Promissory Note evidencing such draw, but in no event more than $10.00 per share nor less than $3.00 per share. The Warrants expire on July 31, 2029. Any shares of the Company's common stock issued to Lender upon conversion of a Promissory Note or exercise of a Warrant will be accompanied by registration rights whereby the Company shall agree to register the shares with the SEC within 180 days.

On December 19, 2025, the Company and Richard E. Uihlein (the "Lender") entered into a Supplemental Line of Credit Letter Agreement (the "December 2025 Supplemental Credit Agreement"), pursuant to which the Lender shall provide the Company a line of credit of up to $10.0 million (the "December 2025 Supplemental Line of Credit") to finance the Company's working capital needs. The Company may draw upon the December 2025 Supplemental Line of Credit through January 31, 2027.

Each advance made pursuant to the December 2025 Supplemental Credit Agreement shall be evidenced by an unsecured, convertible promissory note (individually, a "Promissory Note," and collectively, the "Promissory Notes"), and bear interest at the Applicable Federal Rate for short term loans, plus two (2%) percent. Principal and interest on the Promissory Notes are due on or before June 30, 2027. Only with the consent of the Lender, may the Promissory Notes be prepaid, in whole or in part, at any time without premium or penalty, but with interest on the amount or amounts prepaid. At the election of Lender, the principal and accrued interest on Promissory Note(s) may be converted into the number of shares of the Company's Common Stock equal to the amount of principal and accrued interest on such Promissory Note divided by the price equal to the closing price of the Common Stock on the date of such Promissory Note, but in no event less than the closing price per share on December 19, 2025.

In connection with the December 2025 Supplemental Credit Agreement, the Company agreed to issue the Lender warrants to purchase up to an aggregate of 200,000 shares of the Company's common stock, par value $0.001 per share (collectively, the "Warrants"). The Company shall issue to the Lender Warrants ratably, upon borrowings under the December 2025 Supplemental Line of Credit, with exercise prices equal to 150% of the closing price of the Company's common Stock on the date of the Promissory Note evidencing such draw, but in no event more than $10.00 per share nor less than the closing price per share on December 19, 2025. The Warrants expire on December 31, 2029. Any shares of the Company's common stock issued to Lender upon conversion of a Promissory Note or exercise of a Warrant will be accompanied by registration rights whereby the Company shall agree to register the shares with the SEC within 180 days.

Index
Compensation Committee Interlocks and Insider Participation

None of our executive officers or directors serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

Board Determination of Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our board has determined that all of our directors other than Mr. Lewis are “independent directors” as defined by The NASDAQ Stock Market. Our board of directors also determined that Drs. Amelio, Carson Sr., Ms. Schwartz and Mr. Freeman, who comprise our nominating and governance committee, all satisfy the independence standards for such committees established by the SEC and the NASDAQ Marketplace Rules, as applicable. With respect to our audit committee, our board of directors has determined that Messrs. Zordani, Freeman and Eldred satisfy the independence standards for such committee established by Rule 10A-3 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable. Furthermore, the Nominating and Corporate Governance Committee, with concurrence by the Board, has determined that Mr. Zordani is an “audit committee financial expert” within the meaning of SEC rules. With respect to our compensation committee, our board of directors has determined that Drs. Omenn, Amelio and Mr. Freeman satisfy the independence standards for such committee established by Rule 10C-1 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable.

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

Item 14.
Principal Accountant Fees and Services

The Board of Directors has appointed Cherry Bekaert LLP as our independent auditors for the fiscal year ending December 31, 2025 and 2024.

FEES PAID TO CHERRY BEKAERT LLP

	Fiscal Year 2025	Fiscal Year 2024
Audit Fees (1)	$183,750	$191,100
Audit-Related Fees (2)	10,500	17,237
Tax Fees	61,000	40,194
All Other Fees	—	—
Total Fees	$255,250	$248,531

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements dated December 31, 2025 and 2024 included in our Annual Reports on Form 10-K for fiscal years then ended, and review of financial statements included in our Quarterly Reports on Form 10-Q for each fiscal quarter during the 2025 and 2024 fiscal years.
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

4.12	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on form 10-K for the year ended December 31, 2023, as filed on March 29, 2024)

10.1†	Galectin Therapeutics 2019 Omnibus Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive proxy statement filed with the Commission on October 17, 2019.)

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

Index
10.19
Supplemental Line of Credit Agreement, dated as of March 29, 2024, by and between Richard E. Uihlein and the Company. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on form 10-K for the year ended December 31, 2023, as filed on March 29, 2024)

10.20
Form of Convertible Promissory Note issued to Richard E. Uihlein (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on form 10-K for the year ended December 31, 2023, as filed on March 29, 2024)

10.21
Supplemental Line of Credit Agreement, dated as of November 14, 2024, by and between Richard E. Uihlein and the Company. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on form 10-Q for the nine months ended September 30, 2024, as filed on November 14, 2024)

10.22
Supplemental Line of Credit Agreement, dated as of March 31, 2025, by and between Richard E. Uihlein and the Company. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on form 10-K for the year ended December 31, 2024, as filed on March 31, 2025)

10.23
July 2025 Supplemental Line of Credit Letter Agreement, dated as of July 8, 2025, by and between Richard E. Uihlein and the Company. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 9, 2025)

10.24
December 2025 Supplemental Line of Credit Letter Agreement, dated as of December 19, 2025, by and between Richard E. Uihlein and the Company. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2025)

Index
Exhibit Number	Description of Document

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on form 10-K for the year ended December 31, 2024, as filed on March 31, 2025)

21.1	Subsidiaries of Galectin Therapeutics Inc.

23.1*	Consent of Cherry Bekaert LLP, an independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on form 10-K for the year ended December 31, 2023, as filed on March 29, 2025)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL and contained in Exhibit 101

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
†
Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

Item 16.
Form 10–K Summary

None

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2026.

GALECTIN THERAPEUTICS INC.
By:	/S/ JOEL LEWIS
Name: JOEL LEWIS.
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOEL LEWIS	Chief Executive Officer, President and Director	March 31, 2026
Joel Lewis	(principal executive officer)

/S/ JACK W. CALLICUTT	Chief Financial Officer	March 31, 2026
Jack W. Callicutt	(principal financial and accounting officer)

/S/ RICHARD E. UIHLEIN	Director and Chairman of the Board	March 31, 2026
Richard E. Uihlein

/S/ GILBERT F. AMELIO, Ph.D.	Director	March 31, 2026
Gilbert F. Amelio, Ph.D.

/S/ HENRY BREM, M.D.	Director	March 31, 2026
Henry Brem, M.D.

/S/ BENJAMIN S. CARSON, SR., M.D.	Director	March 31, 2026
Benjamin S. Carson, Sr., M.D.

/S/ KARY ELDRED	Director	March 31, 2026
Kary Eldred

/S/ KEVIN D. FREEMAN	Director	March 31, 2026
Kevin D. Freeman

/S/ GILBERT S. OMENN, M.D., Ph.D.	Director	March 31, 2026
Gilbert S. Omenn, M.D., Ph.D.

/S/ ELISSA J. SCHWARTZ, Ph.D.	Director	March 31, 2026
Elissa J. Schwartz, Ph.D.

/S/ HAROLD H. SHLEVIN, Ph.D.	Director	March 31, 2026
Harold H. Shlevin, Ph.D.

/S/ RICHARD A. ZORDANI	Director	March 31, 2026
Richard A. Zordani

Index
Galectin Therapeutics Inc. and subsidiaries
Table of Contents

1.	Reports of Independent Registered Public Accounting Firm (PCAOB ID 677)	F-1
2.	Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
3.	Consolidated Statements of Operations for the years ended December 31, 2025 and 2024	F-4
4.	Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2025 and 2024	F-5
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024	F-7
6.	Notes to Consolidated Financial Statements	F-8

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Galectin Therapeutics Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Galectin Therapeutics Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Index
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2015.

/s/ Cherry Bekaert LLP

Atlanta, Georgia
March 31, 2026

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$17,720	$15,120
Prepaid expenses and other current assets	1,716	2,132
Total current assets	19,436	17,252
Other	96	243
Total assets	$19,532	$17,495
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,245	$5,656
Accrued expenses	4,722	8,204
Current portion of convertible notes payable and accrued interest, net of debt discounts – related party (Note 5)	—	21,117
Current portion of derivative liabilities (Note 6)	—	369
Accrued dividends payable	63	63
Total current liabilities	8,030	35,409
Convertible notes payable and accrued interest, net of debt discounts – related party (Note 5)	32,702	10,733
Derivative liabilities (Note 6)	3,962	47
Borrowing and accrued interest under convertible line of credit, net of debt discount – related party (Note 10)	101,033	74,376
Total liabilities	145,727	120,565
Commitments and contingencies (Note 12)
Series C 6% super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 issued and outstanding at December 31, 2025 and 2024, redemption value: $7,966,000, liquidation value: $1,760,000 at December 31, 2025	1,723	1,723
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at December 31, 2025 and 2024, 20,000,000 shares designated at December 31, 2025 and 2024, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,210,000 and 1,235,000 issued and outstanding at December 31, 2025 and 2024, respectively, liquidation value $1,210,000 at December 31, 2025	490	500
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2025 and 2024, 65,201,995 and 63,157,235 issued and outstanding at December 31, 2025 and 2024, respectively	65	62
Additional paid-in capital	304,073	296,217
Accumulated deficit	(432,546)	(401,572)
Total stockholders’ deficit	(127,918)	(104,793)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$19,532	$17,495

See notes to consolidated financial statements.

Index

GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
	(in thousands, except per share amounts)
Operating expenses:
Research and development	$14,290	$36,571
General and administrative	5,795	5,862
Total operating expenses	20,085	42,433
Total operating loss	(20,085)	(42,433)
Other income (expense):
Interest income	126	338
Interest expense	(7,329)	(5,540)
Change in fair value of derivatives	(3,548)	588
Total other expense	(10,751)	(4,614)
Net loss	$(30,836)	$(47,047)
Preferred stock dividends	(138)	(153)
Net loss applicable to common stockholders	$(30,974)	$(47,200)
Basic and diluted net loss per share	$(0.48)	$(0.76)
Weighted average common and potential common shares outstanding basic and diluted	63,903	62,309

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2025 and 2024
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at January 1, 2024	176	$1,723
Balance at December 31, 2024	176	$1,723
Balance at December 31, 2025	176	$1,723

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
For the Years Ended December 31, 2025 and 2024
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2024	1,235,000	$500	61,852,914	$61	$291,847	$(354,372)	$(61,964)
Series A 12% convertible preferred stock dividend			24,700		64	(64)
Series C super dividend redeemable convertible preferred stock dividend			35,200		89	(89)
Issuance of common stock from exercise of warrants			142,370	1	427		428
Issuance of common stock from exercise of stock options, net of shares withheld for exercise			473,370		799		799
Issuance of common stock from restricted stock units			378,000
Issuance of common stock purchase warrants in connection with related party line of credit					845		845
Stock-based compensation expense			250,548		2,146		2,146
Net loss						(47,047)	(47,047)

Balance at December 31, 2024	1,235,000	$500	63,157,235	$62	$296,217	$(401,572)	$(104,793)
Series A 12% convertible preferred stock dividend			24,450		67	(67)
Series C super dividend redeemable convertible preferred stock dividend			29,032		71	(71)
Conversion of Series A convertible preferred to common stock	(25,000)	(10)	4,167		10
Issuance of common stock from exercise of warrants			10
Issuance of common stock from exercise of stock options			1,090,164	1	2,239		2,240
Issuance of common stock			792,537	1	3,234		3,235
Issuance of common stock purchase warrants in connection with related party line of credit					667		667
Stock-based compensation expense			104,400	1	1,568		1,569
Net loss						(30,836)	(30,836)

Balance at December 31, 2025	1,210,000	$490	65,201,995	$65	$304,073	$(432,546)	$(127,918)

See notes to consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,836)	$(47,047)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of right to use asset	53	37
Stock-based compensation expense	1,659	2,447
Non-cash interest expense	1,094	1,100
Change in fair value of derivatives	3,546	(588)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	416	(82)
Accrued interest on convertible notes payable and convertible line of credit – related party	6,235	4,440
Accounts payable, accrued expenses and other liabilities	(6,042)	(2,074)
Net cash from operating activities	(23,875)	(41,767)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash from investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible line of credit – related party	21,000	30,000
Net proceeds from issuance of common stock	3,235	—
Net proceeds from exercise of common stock options and warrants	2,240	1,227
Net cash from financing activities	26,475	31,227
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,600	(10,540)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,120	25,660
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,720	$15,120
NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$138	$91
Common stock purchase warrants issued in connection with related party line of credit	667	845
Noncash right to use lease asset	61	—
Conversion of Series A preferred to common stock	10	—

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

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2025, the company had $17.7 million of unrestricted cash and cash equivalents available to fund future operations. As of December 31, 2025, the Company has available borrowings under a line of credit in the amount of $10 million provided by our chairman, Richard Uihlein, (See Notes 10). The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations through April 2027. To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Index
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

Cash and Cash Equivalents. The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents at December 31, 2025 or 2024.

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

Security Deposit. At December 31, 2025 and 2024, the Company had a security deposit of $6,000 for leased office space included in Prepaid Expenses and Other Current Assets.

Long-Lived Assets. The Company reviews all long-lived assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of assets to be held or used is measured by comparison of the carrying value of the asset to the future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds the discounted future cash flows expected to be generated by the asset. There were no impairments of long-lived assets at December 31, 2025 or 2024.

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

Warrants. The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. There were no warrant liabilities as of December 31, 2025 or 2024.

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

Index
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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively, and early adoption is permitted. The Company adopted ASU 2023-09 in the year ended December 31, 2025, and reflected the amendments on a prospective basis.   See note 14.

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

Index
3.         Property and Equipment

Property and equipment consist of the following at December 31:

	2025	2024
	(in thousands)
Leasehold improvements	$2	$2
Computer and office equipment	13	13
Furniture and fixtures	59	59
Total	74	74
Less accumulated depreciation and amortization	(74)	(74)
Property and equipment — net	$—	$—

4.         Accrued Expenses

Accrued expenses consist of the following at December 31:

	2025	2024
	(in thousands)
Legal and accounting fees	$68	$74
Accrued compensation	1,056	1,523
Lease liability	22	19
Accrued research and development costs and other	3,576	6,588
Total	$4,722	$8,204

5.         Convertible Notes Payable – Related Party

On April 16, 2021, the Company and Richard E. Uihlein entered into a debt financing arrangement whereby Mr. Uihlein loaned $10,000,000 to Company. In consideration for the loan, the Company issued a convertible promissory note (the “April 2021 Note”) in the principal amount of ten million dollars.

The April 2021 Note had an original maturity date of April 16, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The April 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the years ended December 31, 2025 and 2024, approximately $216,000 and $212,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The April 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the April 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the April 2021 Note at its inception. The fair value of the contingent interest derivative liability was $420,000 at note inception (April 16, 2021). The fair value of the contingent interest derivative liability was $1,680,000 and $47,000 and December 31, 2025 and 2024, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the years ended December 31, 2024 and 2023 of ($1,633,000) and ($384,000), respectively, was charged to other expense/(income) for the years ended December 31, 2025 and 2024. The amortization of the original $420,000 debt discount of $31,000 and $105,000 was recorded as additional interest expense for the years ended December 31, 2025 and 2024, respectively.

Index
On May 14, 2024, Mr. Uihlein, as holder of the April 2021 Note irrevocably elected to convert the entire principal amount of such note, plus accrued and unpaid interest, into shares of common stock of the Company at a price of $5.00 per share, effective as of April 16, 2025, which is the maturity date of the April 2021 Note. In connection with entering into the March 2025 Supplemental Line of Credit (see Note 10), the Company agreed to extend the maturity date of the Convertible Promissory Note dated April 2021 from April 16, 2025 to September 30, 2025. Additionally, in connection with entering into the July 2025 Supplemental Line of Credit (see Note 10), the Company agreed to extend the maturity date of the Convertible Promissory Note dated April 2021 from September 30, 2025 to September 30, 2026. Finally, in connection with entering into the December 2025 Supplemental Line of Credit (see Note 10), the Company agreed to extend the maturity date of the Convertible Promissory Note dated April 2021 from September 30, 2026 to June 30, 2027. The April 2021 Note will remain outstanding and accrue interest until maturity, and no shares of common stock will be issued as a result of this election until June 30, 2027.

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

The September 2021 Note had an original maturity date of September 17, 2025, which was also extended to June 30, 2027, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $8.64 per share at the option of the noteholder. The September 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the years ended December 31, 2025 and 2024, approximately $215,000 and $210,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The September 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the September 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the September Note at its inception. The fair value of the contingent interest derivative liability was $433,000 at note inception (September 17, 2021). The fair value of the contingent interest derivative liability was $924,000 and $94,000 and December 31, 2025 and 2024, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the years ended December 31, 2025 and 2024 of ($830,000) and ($75,000), respectively, was recorded to other expense/(income) for the years ended December 31, 2025 and 2024. The amortization of the original $433,000 debt discount of $77,000 and $108,000 was recorded as additional interest expense for the years ended December 31, 2025 and 2024, respectively.

On December 20, 2021, the second of the two promissory notes under the Loan Agreement was executed and delivered, (the “December 2021 Note”) to evidence the second loan in the principal amount of $10,000,000. The December 2021 Note had an original maturity date of December 20, 2025, which was also extended to June 30, 2027, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.43 per share at the option of the noteholder. The December Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the years ended December 31, 2025 and 2024, approximately $213,000 and $209,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The December 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the December 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the December Note at its inception. The fair value of the contingent interest derivative liability was $415,000 at note inception (December 20, 2021). The fair value of the contingent interest derivative liability was $1,358,000 and $275,000 at December 31, 2025 and 2024, respectively, and is recognized as a derivative liability in the consolidated balance sheet. The change in the fair value of the derivative liability for the years ended December 31, 2025 and 2024 of ($1,083,000) and ($129,000), respectively was recorded to other expense/(income) for the years ended December 31, 2025 and 2024. The amortization of the original $415,000 debt discount of $101,000 and $104,000 was recorded as additional interest expense for the years ended December 31, 2025 and 2024, respectively.

Index
The Company’s contractual cash obligations related to the outstanding convertible notes payable is a repayment of the repayment of the September 2021 Note of the $10,000,000 plus accrued interest on June 30, 2027 and a repayment of the December 2021 Note of the $10,000,000 plus accrued interest on June 30, 2027, unless converted at the option of the noteholder.

Index
6.         Fair Value of Financial Instruments

There were no level 1 or 2 assets or liabilities at December 31, 2025 or 2024.

Level 3 assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Derivative Liability – Contingent Interest April Note	$1,680,000	$47,000
Derivative Liability – Contingent Interest September Note	$924,000	$94,000
Derivative Liability – Contingent Interest December Note	$1,358,000	$275,000

The April 2021 Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Stock Price	$4.16	$1.29
Conversion Price of conversion feature	$5.00	$5.00
Term	1.5 years	0.29 years
Risk Free Interest Rate	3.48%	4.37%
Credit Adjusted Discount Rate	12.03%	12.43%
Volatility	113%	152%
Dividend Rate	0%	0%

The roll forward of the April 2021 Note derivative liability – contingent interest is as follows:

Balance – December 31, 2023	$431,000
Fair Value Adjustment	(384,000)
Balance – December 31, 2024	47,000
Fair Value Adjustment	1,633,000
Balance – December 31, 2025	$1,680,000

The September 2021 Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Stock Price	$4.16	$1.29
Conversion Price of conversion feature	$8.64	$8.64
Term	1.5 years	0.72 years
Risk Free Interest Rate	3.48%	4.16%
Credit Adjusted Discount Rate	12.03%	12.43%
Volatility	113%	111%
Dividend Rate	0%	0%

The roll forward of the September 2021 Note derivative liability – contingent interest is as follows:

Balance – December 31, 2023	$169,000
Fair Value Adjustment	(75,000)
Balance – December 31, 2024	94,000
Fair Value Adjustment	830,000
Balance – December 31, 2025	$924,000

Index
The December 2021 Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at inception, and at December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Stock Price	$4.16	$1.29
Conversion Price of conversion feature	$5.43	$5.43
Term	1.5 years	0.97 years
Risk Free Interest Rate	3.48%	4.16%
Credit Adjusted Discount Rate	12.03%	12.43%
Volatility	113%	102%
Dividend Rate	0%	0%

The roll forward of the December 2021 Note derivative liability – contingent interest is as follows:

Balance – December 31, 2023	$404,000
Fair Value Adjustment	(129,000)
Balance – December 31, 2024	275,000
Fair Value Adjustment	1,083,000
Balance – December 31, 2025	$1,358,000

7.         Stockholders’ Equity

At December 31, 2025, the Company had 150,000,000 shares of common stock and 20,000,000 undesignated shares authorized. As of December 31, 2024, 1,742,500 shares have been designated for Series A 12% Convertible Preferred Stock, 900,000 shares have been designated for Series B-1 Convertible Preferred Stock, 2,100,000 shares have been designated for Series B-2 Convertible Preferred Stock, 1,000 shares have been designated for Series C Super Dividend Convertible Preferred Stock, 2,508,000 shares have been designated for Series B-3 Convertible Preferred Stock, 12,748,500 have been designated as common stock and no shares remain undesignated. All issued and outstanding shares of Series B-1, Series B-2 and Series B-3 Preferred Stock were converted into Common Stock on January 19, 2019.

2020 At Market Issuance of Common Stock

On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. During the year ended December 31, 2025, 792,537 shares of common stock were issued under the 2020 At Market Agreement for net proceeds of approximately $3,235,000. There were no issuances of common stock under the 2020 At Market Agreement during the year ended December 31, 2024.

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

In 2025, 25,000 shares of Series A were converted into 4,167 shares of common stock. Prior to 2025, a total of 532,500 shares of Series A had been converted into 85,409 shares of common stock.

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

The terms of the Series C are as follows:

Conversion Rights. Each holder of Series C may convert all, but not less than all, of his Series C shares plus accrued and unpaid dividends into Common Stock at the price of $6.00 per share of Common Stock (“Conversion Price”), such that approximately 1,667 shares of Common Stock will be issued per each converted share of Series C (accrued and unpaid dividends will be issued as additional shares). At December 31, 2025 and 2024, the 176 outstanding shares of Series C were convertible into a total of approximately 293,340 shares of Common Stock.

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

Index
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

Due to the redemption feature, the Company has presented the Series C outside of permanent equity, in the mezzanine of the consolidated balance sheets at December 31, 2025 and 2024. At December 31, 2025, the Series C redemption value was $7,966,000.

Voting Rights. The Series C shares have no voting rights.

Index
8.
Warrants

Warrant activity is summarized as follows:

	Warrants	Weighted average exercise price

Outstanding at December 31, 2023	9,256,493	$4.22
Issued	600,000	3.70
Exercised	(142,503)	3.00
Canceled/Expired	(118,050)	4.33
Outstanding at December 31, 2024	9,595,940	$4.21
Issued	420,000	4.59
Exercised	(10)	7.00
Canceled/Expired	(5,843,786)	3.00
Outstanding at December 31, 2025	4,172,144	$5.93

The weighted average expiration of the warrants outstanding as of December 31, 2025 is 1.6 years.

Index
The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings and consultants as of December 31, 2025.

Issued in Connection With	Number Outstanding	Exercise Price	Exercisable Date	Expiration Date
May 23, 2019 Rights Offering warrants	2,622,144	$7.00	May 23, 2019	May 23, 2026
July 22, 2022 Warrants issued in connection with related party line of credit	330,000	$5.00	July 22, 2022	July 31, 2029
December 29, 2023 Warrants issued for draw on related party line of credit	200,000	$3.00	December 29, 2023	July 31, 2029
March 29, 2024 Warrants issued for draw on related party line of credit	200,000	$3.59	March 29, 2024	July 31, 2029
June 28, 2024 Warrants issued for draw on related party line of credit	200,000	$3.39	June 28, 2024	July 31, 2029
September 30, 2024 Warrants issued for draw on related party line of credit	200,000	$4.13	September 30, 2024	July 31, 2029
April 30, 2025 Warrants issued for draw on related party line of credit	120,000	$3.00	April 30, 2025	July 31, 2029
June 30, 2025 Warrants issued for draw on related party line of credit	100,000	$3.50	June 30, 2025	July 31, 2029
December 31, 2025 Warrants issued for draw on related party line of credit	200,000	$6.08	December 31, 2024	July 31, 2029
Total Outstanding Warrants	4,172,144

Index
9.
Stock-Based Compensation

Summary of Stock-Based Compensation Plans

At December 31, 2025, the Company has a stock-based compensation plan where the Company’s common stock has been made available for equity-based incentive grants as part of the Company’s compensation programs. In December 2019, the Company adopted the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) which provided originally for the issuance of up to 4,000,000 shares of the Company’s common stock, subsequently increased to 7,000,000 in December 2021, and increased to 10,000,000 in December 2023 in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. At December 31, 2024, 4,135,213 shares were available for future grant under the 2019 Plan. Also, the Company previously had the 2009 Incentive Compensation Plan (the “2009 Plan”) which, after amendments, provided for issuance of up to 6,733,334 shares of the Company’s common stock in the form of options, stock appreciation rights, restricted stock and other stock-based awards to employees, officers, directors, consultants and other eligible persons. Provisions of the 2009 Plan stipulated that no grants could be made after February 2019; however, grants made prior to that date remain outstanding for their legal term.

Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Year Ended December 31,
	2025	2024
Research and development	$732	$1,222
General and administrative	924	1,225
Total stock-based compensation expense	$1,656	$2,447

The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2025	2024
Risk-free interest rate	4.48%	3.89%
Expected life of the options	5.6 years	5.7 years
Expected volatility of the underlying stock	83.1%	75.1%
Expected dividend rate	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option pricing model. For all options granted since January 1, 2006 the Company has generally used option terms of between 5 to 10 years, generally with 5 to 6 years representing the estimated life of options granted to employees. The volatility of the common stock is estimated using historical volatility over a period equal to the expected life at the date of grant. The risk-free interest rate used in the Black-Scholes option pricing model is determined by reference to historical U.S. Treasury constant maturity rates with terms equal to the expected terms of the awards. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends on common stock in the foreseeable future. At December 31, 2025, the Company does not anticipate any option awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants and the Company’s historical employee turnover; however, any forfeitures will be accounted for as incurred.

Index
The following table summarizes the stock option activity in the stock-based compensation plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	6,333,841	$2.66
Granted	1,373,000	1.86
Forfeited/Cancelled	(348,750)	6.35
Exercised	(503,333)	1.71
Outstanding, December 31, 2024	6,854,758	$2.39
Granted	1,211,000	1.23
Forfeited/Cancelled	(403,085)	1.76
Exercised	(1,090,164)	2.05
Outstanding, December 31, 2025	6,572,509	$2.27	5.58	$13,031
Exercisable, December 31, 2025	6,237,508	$2.60	5.42	$12,155

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2025, based on the closing price of the Company’s common stock of $4.16 on that date.

The weighted-average grant-date fair values of options granted during 2025 and 2024 were $0.87 and $1.26, respectively. As of December 31, 2025 and 2024, there were unvested options to purchase 335,001 and 716,504 shares of common stock, respectively. Total expected unrecognized compensation cost related to such unvested options is $283,000 at December 31, 2024, which is expected to be recognized over a weighted-average period of 1 year.

During the years ended December 31, 2025 and 2024, 1,255,418 and 1,966,167 options became vested, respectively. The total grant date fair value of options vested during the years ended December 31, 2025 and 2024 was $1,273,328 and $2,772,748, respectively.

The following table summarizes additional information regarding outstanding and exercisable options under our stock-based compensation plans at December 31, 2025:

	Options Outstanding			Options Exercisable
Exercise Price (Range)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
		(in years)
$0.89 – 1.50	1,771,541	7.10	$1.19	1,536,540	$1.19
$1.51 – 2.50	3,022,227	5.85	2.00	2,922,227	2.00
$2.51 – 5.00	1,558,741	3.82	3.47	1,558,741	3.47
$5.01 – 6.71	220,000	2.10	5.92	220,000	5.92
	6,572,509	5.58	$2.39	6,138,254	$2.45

Index
Restricted Stock Issuances

In January 2025, the Company issued 504,000 restricted stock units to its employees valued at $620,000 at the date of grant. These restricted stock units would vest 100% on January 1, 2026 if the grantees remained employed on December 31, 2025. A total of 334,000 restricted stock units vested on January 1, 2026 and the expense was amortized ratably in 2025.

In January 2025, one director elected to take a restricted stock grant in lieu of cash retainers for 2025. A total of 32,520 shares of restricted stock valued at approximately $40,000 was amortized to expense on a straight-line basis until December 31, 2025 when the stock vested in full.

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

On March 1, 2025, fifty percent of the DSU’s were issued to Mr. Lewis in accordance with the 2023DSU Agreement. A total of 137,563 shares were due to be issued; however, 56,420 shares were withheld to cover income tax withholding of $88,579 resulting in 81,144 shares actually issued.

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

Each advance made pursuant to the Credit Agreement shall be evidenced by an unsecured, convertible promissory note (individually, a “Promissory Note,” and collectively, the “Promissory Notes”), and bear interest at the Applicable Federal Rate for short term loans, plus two (2%) percent. Principal and interest on the Promissory Notes were originally due on or before January 31, 2026, however, the maturity date was extended to September 30, 2026 in connection with a new line of credit dated July 8, 2025. Due to the extension of the maturity date for all lines of credit, the remaining amortization expense of the warrants issued with each draw was adjusted prospectively from July 8, 2025 through September 30, 2026. In connection with another new line of credit dated December 31, 2025, the maturity date for all lines of credit was extended to June 30, 2027. Only with the consent of the Lender, may the Promissory Notes be prepaid, in whole or in part, at any time without premium or penalty, but with interest on the amount or amounts prepaid.

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

The fair value of the 500,000 warrants vested at closing on July 25, 2022 was $738,000 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 92%, risk free interest rate of 3.19% and zero dividends. The fair value of the vested warrants was recorded in other assets (non-current) as a deferred financing cost and will be amortized on a straight-line basis from July 25, 2022 through January 31, 2026, which was adjusted to September 30, 2026 in connection with the extension of maturity in July 2025, and further adjusted to June 30, 2027 in connection with the extension of maturity in December 2025. Amortization for the years ended December 31, 2025 and 2024 of $154,000 and $210,000, respectively, was recorded as interest expense.

On December 19, 2022, the Company executed a $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.46% (Applicable Federal Rate for short term loans on date of draw of 4.46% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was approximately $2,158,000 and $1,399,000 at December 31, 2025 and 2024, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

Index
The fair value of the 200,000 warrants vested at closing on December 19, 2022 was $160,780 at the date of issuance based on the following assumptions: an expected life of 7 years, volatility of 91%, risk free interest rate of 4.06% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal to be amortized on a straight-line basis, which is not materially different than the effective interest method, from December 19, 2022 through January 31, 2026, which was adjusted to September 30, 2026 in connection with the extension of maturity in July 2025, and further adjusted to June 30, 2027 in connection with the extension of maturity in December 2025. Amortization for the years ended December 31, 2025 and 2024 of $38,000 and $52,000, respectively, was recorded as interest expense.

On March 31, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.41% (Applicable Federal Rate for short term loans on date of draw of 4.41% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was approximately $1,922,000 and $1,184,000 at December 31, 2025 and 2024, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.26 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on March 31, 2023 was $296,680 at the date of issuance based on the following assumptions: an expected life of 6.33 years, volatility of 88%, risk free interest rate of 3.94% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from March 31, 2023 through January 31, 2026, which was adjusted to September 30, 2026 in connection with the extension of maturity in July 2025, and further adjusted to June 30, 2027 in connection with the extension of maturity in December 2025. Amortization for the year ended December 31, 2025 and 2024 of $77,000 and $105,000, respectively, was recorded as interest expense.

On June 30, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.34% (Applicable Federal Rate for short term loans on date of draw of 4.34% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was approximately $1,713,000 and $995,000 at December 31, 2025 and 2024, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on June 30, 2023 was $179,920 at the date of issuance based on the following assumptions: an expected life of 6.08 years, volatility of 85%, risk free interest rate of 3.59% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from June 30, 2023 through January 31, 2026, which was adjusted to September 30, 2026 in connection with the extension of maturity in July 2025, and further adjusted to June 30, 2027 in connection with the extension of maturity in December 2025. Amortization for the year ended December 31, 2025 and 2024 of $51,000 and $69,000, respectively, was recorded as interest expense.

On December 29, 2023, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 7.13% (Applicable Federal Rate for short term loans on date of draw of 5.13% plus 2%). The effective interest rate is approximately 7.5%. Accrued interest on this draw was approximately $1,532,000 and $737,000 at December 31, 2025 and 2024, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

Index
The fair value of the 200,000 warrants vested at closing on December 31, 2023 was $193,745 at the date of issuance based on the following assumptions: an expected life of 5.7 years, volatility of 79%, risk free interest rate of 4.49% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from December 29, 2023 through January 31, 2026, which was adjusted to September 30, 2026 in connection with the extension of maturity in July 2025, and further adjusted to June 30, 2027 in connection with the extension of maturity in December 2025. Amortization for the year ended December 31, 2025 and 2024 of $69,000 and $93,000, respectively, was recorded as interest expense.

On March 29, 2024, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 6.62% (Applicable Federal Rate for short term loans on date of draw of 4.62% plus 2%). The effective interest rate is approximately 7.1%. Accrued interest on this draw was $1,229,000 and $508,000 at December 31, 2025 and 2024, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.59 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on March 29, 2024, was $277,389 at the date of issuance based on the following assumptions: an expected life of 5.33 years, volatility of 75%, risk free interest rate of 4.19% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from March 29, 2024 through January 31, 2026, which was adjusted to September 30, 2026 in connection with the extension of maturity in July 2025, and further adjusted to June 30, 2027 in connection with the extension of maturity in December 2025. Amortization for the year ended December 31, 2025 and 2024 of $111,000 and $114,000, respectively, was recorded as interest expense.

On June 28, 2024, the Company executed an additional $10 million Promissory Note under the Line of Credit. The interest rate on this draw is 7.01% (Applicable Federal Rate for short term loans on date of draw of 5.01% plus 2%). The effective interest rate is approximately 7.4%. Accrued interest on this draw was $1,110,000 and $336,000 at December 31, 2025 and 2024, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $3.39 per share, which Warrant is exercisable upon issuance.

The fair value of the 200,000 warrants vested at closing on June 28, 2024, was $260,000 at the date of issuance based on the following assumptions: an expected life of 5.03 years, volatility of 77%, risk free interest rate of 4.29% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from June 28, 2024 through January 31, 2026, which was adjusted to September 30, 2026 in connection with the extension of maturity in July 2025, and further adjusted to June 30, 2027 in connection with the extension of maturity in December 2025. Amortization for the year ended December 31, 2025 and 2024 of $121,000 and $82,000, respectively, was recorded as interest expense.

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

Each advance made pursuant to the Supplemental Credit Agreement shall be evidenced by an unsecured, convertible promissory note (individually, a “Promissory Note,” and collectively, the “Promissory Notes”), and bear interest at the Applicable Federal Rate for short term loans, plus two (2%) percent. Principal and interest on the Promissory Notes are due on or before January 31, 2026, which was adjusted to September 30, 2026 in connection with the extension of maturity in July 2025, and further adjusted to June 30, 2027 in connection with the extension of maturity in December 2025. Only with the consent of the Lender, may the Promissory Notes be prepaid, in whole or in part, at any time without premium or penalty, but with interest on the amount or amounts prepaid.

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

On September 30, 2024, the Company executed a $10 million Promissory Note under the Supplemental Line of Credit. The interest rate on this draw is 6.48% (Applicable Federal Rate for short term loans on date of draw of 5.01% plus 2%). The effective interest rate is approximately 6.4%. Accrued interest on this draw was $841,000 and $154,000 at December 31, 2025 and 2024, respectively. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share.

In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $4.13 per share, which Warrant is exercisable upon issuance. The fair value of the 200,000 warrants vested at closing on September 30, 2024, was $307,780 at the date of issuance based on the following assumptions: an expected life of 4.83 years, volatility of 78%, risk free interest rate of 3.58% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from October 1, 2024 through January 31, 2026, which was adjusted to September 30, 2026 in connection with the extension of maturity in July 2025, and further adjusted to June 30, 2027 in connection with the extension of maturity in December 2025. Amortization for the year ended December 31, 2025 and 2024 of $170,000 and $58,000, respectively was recorded as interest expense.

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

Each advance made pursuant to the November 2024 Supplemental Credit Agreement shall be evidenced by an unsecured, convertible promissory note (individually, a “Promissory Note,” and collectively, the “Promissory Notes”), and bear interest at the Applicable Federal Rate for short term loans, plus two (2%) percent. Principal and interest on the Promissory Notes are due on or before March 31, 2026, which was adjusted to September 30, 2026 in connection with the extension of maturity in July 2025, and further adjusted to June 30, 2027 in connection with the extension of maturity in December 2025. Only with the consent of the Lender, may the Promissory Notes be prepaid, in whole or in part, at any time without premium or penalty, but with interest on the amount or amounts prepaid.

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

On April 30, 2025, the Company executed a $6 million Promissory Note under the November 2024 Supplemental Line of Credit. The interest rate on this draw is 6.13% (Applicable Federal Rate for short term loans on date of draw of 4.13% plus 2%). The effective interest rate is approximately 6.4%. Accrued interest on this draw was $248,000 at December 31, 2025. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share. In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 120,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance.

The fair value of the 120,000 warrants vested at closing on April 30, 2025, was $80,040 at the date of issuance based on the following assumptions: an expected life of 4.25 years, volatility of 84%, risk free interest rate of 3.65% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from April 30, 2025 through March 31, 2026, which was adjusted to September 30, 2026 in connection with the extension of maturity in July 2025, and further adjusted to June 30, 2027 in connection with the extension of maturity in December 2025. Amortization for the year ended December 31, 2025 of $43,000 was recorded as interest expense.

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

Each advance made pursuant to the March 2025 Supplemental Credit Agreement shall be evidenced by an unsecured, convertible promissory note (individually, a “Promissory Note,” and collectively, the “Promissory Notes”), and bear interest at the Applicable Federal Rate for short term loans, plus two (2%) percent. Principal and interest on the Promissory Notes are due on or before March 31, 2026, which was adjusted to September 30, 2026 in connection with the extension of maturity in July 2025, and further adjusted to June 30, 2027 in connection with the extension of maturity in December 2025. Only with the consent of the Lender, may the Promissory Notes be prepaid, in whole or in part, at any time without premium or penalty, but with interest on the amount or amounts prepaid.

Index
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

On June 30, 2025, the Company executed a $5 million Promissory Note under the March 2025 Supplemental Line of Credit. The interest rate on this draw is 5.93% (Applicable Federal Rate for short term loans on date of draw of 3.93% plus 2%). The effective interest rate is approximately 6.4%. Accrued interest on this draw was $150,000 at December 31, 2025. The principal and accrued interest is convertible at the option of the Lender at $3.00 per share.

In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 100,000 shares of Company’s Common Stock at an exercise price of $3.00 per share, which Warrant is exercisable upon issuance. The fair value of the 100,000 warrants vested at closing on June 30, 2025, was $132,000 at the date of issuance based on the following assumptions: an expected life of 4.08 years, volatility of 86%, risk free interest rate of 3.75% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from June 30, 2025 through September 30, 2026. Amortization for the year ended ended December 31, 2025 of $52,000 was recorded as interest expense.

On July 8, 2025, the Company and Richard E. Uihlein (the “Lender”) entered into a Supplemental Line of Credit Letter Agreement (the “July 2025 Supplemental Credit Agreement”), pursuant to which the Lender shall provide the Company a line of credit of up to $10.0 million (the “July 2025 Supplemental Line of Credit”) to finance the Company’s working capital needs. The Company may draw upon the July 2025 Supplemental Line of Credit through April 30, 2026. Additionally, in connection with the July 2025 Supplemental Credit Agreement, the maturity dates of the Convertible Notes Payable – Related Party and all borrowings under the Convertible Lines of Credit –Related Party were extended to September 30, 2026, and further adjusted to June 30, 2027 in connection with the extension of maturity in December 2025.

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

In connection with the July 2025 Supplemental Credit Agreement, the Company agreed to issue the Lender warrants to purchase up to an aggregate of 200,000 shares of the Company’s common stock, par value $0.001 per share (collectively, the “Warrants”). The Company shall issue to the Lender Warrants ratably, upon borrowings under the July 2025 Supplemental Line of Credit, with exercise prices equal to 150% of the closing price of the Company’s common Stock on the date of the Promissory Note.

On December 31, 2025, the Company executed a $10 million Promissory Note under the July 2025 Supplemental Line of Credit. The interest rate on this draw is 5.6% (Applicable Federal Rate for short term loans on date of draw of 3.6% plus 2%). The effective interest rate is approximately 5.9%. The principal and accrued interest is convertible at the option of the Lender at $4.05 per share.

Index
In accordance with the Credit Agreement, the Company issued the Lender a Warrant to purchase up to 200,000 shares of Company’s Common Stock at an exercise price of $4.05 per share, which Warrant is exercisable upon issuance. The fair value of the 200,000 warrants vested at closing on December 31, 2025, was $454,000 at the date of issuance based on the following assumptions: an expected life of 3.58 years, volatility of 92%, risk free interest rate of 3.55% and zero dividends. The proceeds were allocated between the Promissory Note and the warrants issued, and the amount allocated to the warrants was recorded as a debt discount netted against principal amortized on a straight-line basis, which is not materially different than the effective interest method, from December 31, 2025 through June 30, 2027.

On December 19, 2025, the Company and Richard E. Uihlein (the “Lender”) entered into a Supplemental Line of Credit Letter Agreement (the “December 2025 Supplemental Credit Agreement”), pursuant to which the Lender shall provide the Company a line of credit of up to $10.0 million (the “December 2025 Supplemental Line of Credit”) to finance the Company’s working capital needs. The Company may draw upon the December 2025 Supplemental Line of Credit through January 31, 2027.

Each advance made pursuant to the December 2025 Supplemental Credit Agreement shall be evidenced by an unsecured, convertible promissory note (individually, a “Promissory Note,” and collectively, the “Promissory Notes”), and bear interest at the Applicable Federal Rate for short term loans, plus two (2%) percent. Principal and interest on the Promissory Notes are due on or before June 30, 2027. Only with the consent of the Lender, may the Promissory Notes be prepaid, in whole or in part, at any time without premium or penalty, but with interest on the amount or amounts prepaid. At the election of Lender, the principal and accrued interest on Promissory Note(s) may be converted into the number of shares of the Company’s Common Stock equal to the amount of principal and accrued interest on such Promissory Note divided by the price equal to the closing price of the Common Stock on the date of such Promissory Note, but in no event less than $4.38 per share.

In connection with the December 2025 Supplemental Credit Agreement, the Company agreed to issue the Lender warrants to purchase up to an aggregate of 200,000 shares of the Company’s common stock, par value $0.001 per share (collectively, the “Warrants”). The Company shall issue to the Lender Warrants ratably, upon borrowings under the July 2025 Supplemental Line of Credit, with exercise prices equal to 150% of the closing price of the Company’s common Stock on the date of the Promissory Note.

The fair value of warrants that vest in the future based on borrowings will be computed when those borrowings occur and amortized over the remaining period through June 30, 2027.

11.
Loss Per Share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2025 and 2024, as the Company was in a net loss position, the diluted loss per share computations for such periods did not assume the exercise of warrants and stock options or the conversion of Convertible Notes, or the conversion of convertible preferred stock as they would have had an anti-dilutive effect on loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2025 and 2024 as the inclusion thereof would have been anti-dilutive:

	Year Ended December 31,
	2025 (Shares)	2024 (Shares)
Warrants to purchase shares of common stock	4,172,144	9,595,940
Options to purchase shares of common stock	6,572,509	6,854,758
Shares of common stock issuable upon conversion of convertible notes payable – related party	7,631,297	7,024,053
Shares of common stock issuable upon conversion of convertible line of credit – related party	33,103,415	25,103,873
Restricted stock vesting in January 2026	334,000	—
Shares of common stock issuable upon conversion preferred stock	495,007	499,174
	52,308,372	49,077,798

Index
12.
Commitments and Contingencies

Lease Commitments

The Company has one operating lease for its office space which was amended effective March 1, 2022 for a term of 38 months with no residual value guarantees or material restrictive covenants. The amended lease provided for free rent for the first six and one-half months of the lease and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table below, the Company is responsible for our pro-rata share of the operating expenses for the building. In March 2025, the Company renewed its existing office space lease effective for twelve months at substantially the same terms. Our lease cost for the years ended December 31, 2025 and 2024 was $58,000 and $44,000, respectively, and is included in general and administrative expenses. As of December 31, 2025, the right to use lease asset consisted of $22,000 and is included in other assets. Also, at December 31, 2025, current lease liability of $22,000 is included in accrued expenses.

Maturity of operating lease as of December 31, 2025 in thousands:

2025	22
Total	22
Less imputed interest	-
Present value of lease liability	$22

The discount rate used in calculating the present value of the lease payments was 11%.

Index
Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable and the related damages are estimable. There are no pending legal proceedings.

Clinical Trial and Research Contingencies

The Company has entered into agreements with contractors for research and development activities to further its product candidates. The contracts generally may be canceled at any time by providing thirty days’ notice. The Company is involved in a dispute with a contract vendor for clinical trial management services provided outside of the United States. The contract in question is a variable contract. The Company has accrued its estimate of the amount owed to the contract vendor at December 31, 2025.

13.
Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH have a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. As a result, the Company contributed the $73,000 needed for the fourth quarter of 2014 expenses of the LLC and an additional $3,326,000 in total from 2015 through 2023. The Company contributed $57,000 and $350,000 for the LLC expenses (recorded in research and development expenses) in 2025 and 2024, respectively, and SBH has contributed a total of $711,000 since 2014. As of December 31, 2025, the Company’s ownership percentage in the LLC was 85.5%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial. The Company’s portion of the LLC’s net loss for 2014, prior to the change in accounting discussed previously, was $400,000, which includes the Company’s proportionate share of the non-cash charge associated with the contributed IPR&D of $200,000.

14.
Income Taxes

The components of the net deferred tax assets are as follows at December 31:

	2025	2024
	(in thousands)
Operating loss carryforwards	$69,301	$63,057
Tax credit carryforwards	9,016	9,010
Other temporary differences	17,349	18,276
	95,666	90,343
Less valuation allowance	(95,666)	(90,343)
Net deferred tax asset	$—	$—

The primary factors affecting the Company’s income tax rates were as follows:

	Year ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Tax benefit as U.S. statutory rates	$(6,224)	(21.0)%	$(9,778)	(21.0)%
State income tax benefit	(663)	(2.2)	(1,181)	(2.5)
Permanent differences	145	0.5%	74	0.1%
Other	(139)	(0.5)%	(1,880)	(4.0)%
Change in valuation allowance	6,881	23.2%	12,765	27.4%

Total effective income tax rate	$—	—%	$—	—%

Index

As of December 31, 2025, the Company has federal and state net operating loss carryforwards totaling $163,412,000 and $169,710,000, respectively, which will never expire as a result of the 2017 Tax Act. As of December 31, 2023, the Company has federal and state net operating loss carryforwards totaling $113,541,000 and $102,003,000 respectively, which expire through 2037. In addition, the Company has federal and state research and development credits of $7,781,000 and $1,235,000, respectively, which expire through 2042. Ownership changes, as defined by Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Past and subsequent ownership changes could further affect the limitation in future years. Because of the Company’s limited operating history and its recorded losses, management has provided, in each of the last two years, a 100% valuation allowance against the Company’s net deferred tax assets.

The enactment of the One Big Beautiful Bill Act (“OBBBA”), including the continued capitalization and amortization requirements for Section 174 research and experimental expenditures, did not result in any state income tax liabilities or payments for the year; however, it impacted the composition of our federal net operating loss carryforwards as a portion of amounts previously deductible are now reflected as capitalized Section 174 costs.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2025 and 2024, the Company does not have any significant uncertain tax positions.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025 and 2024 (in thousands).

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating expenses:
Research and development	$14,290	$36,571
General and administrative	5,795	5,862
Total operating expenses	20,085	42,433
Total operating loss	(20,085)	(42,433)
Other income (expense):
Interest income	126	338
Interest expense	(7,329)	(5,540)
Change in fair value of derivatives	(3,548)	588
Total other expense	(10,751)	(4,614)
Net loss	$(30,836)	$(47,047)
Preferred stock dividends	(138)	(153)
Warrant modification	—	—
Net loss applicable to common stockholders	$(30,974)	$(47,200)

Other segment items included in segment loss includes interest income and interest expense.

The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the years ended December 31, 2025 and 2024, the net cash used in operating activities was $23.9 million and $41.8 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM for the years ended December 31, 2025 and 2024 (in thousands).

	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$17,720	$15,120