Form 10-Q
period 2026-06-30
GALECTIN THERAPEUTICS INC
filed 2026-08-14
CIK 1133416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of August 6, 2026 was 100,849,644.

Index
GALECTIN THERAPEUTICS INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

	PART I — FINANCIAL INFORMATION	PAGE
ITEM 1.	Unaudited Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	2

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	4

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three and Six Months ended June 30, 2026 and 2025	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	29

ITEM 4.	Controls and Procedures	30

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	30

ITEM 1A.	Risk Factors	30

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

ITEM 3.	Defaults Upon Senior Securities	31

ITEM 4.	Mine Safety Disclosures	31

ITEM 5.	Other Information	31

ITEM 6.	Exhibits	31

SIGNATURES		33

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2026	2025
	(in thousands, except per share
ASSETS	amounts)

Current assets:
Cash and cash equivalents	$13,269	$17,720
Prepaid expenses and other current assets	1,390	1,716
Total current assets	14,659	19,436
Other	167	96
Total assets	$14,826	$19,532
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,727	$3,245
Accrued expenses	3,993	4,722
Convertible notes payable and accrued interest, net of debt discounts – related party (Note 3)	33,043	—
Derivative liabilities (Note 5)	6,135	—
Borrowing and accrued interest under convertible line of credit, net of debt discount – related party (Note 9)	104,659	—
Accrued dividends payable	62	63
Total current liabilities	151,619	8,030
Convertible notes payable and accrued interest, net of debt discounts – related party (Note 3)	—	32,702
Derivative liabilities (Note 5)	—	3,962
Borrowing and accrued interest under convertible line of credit, net of debt discount – related party (Note 9)	—	101,033
Other	59	—
Total liabilities	151,678	145,727
Commitments and contingencies (Note 11)
Series C 6% super dividend redeemable convertible preferred stock; 1,000 shares authorized, 176 issued and outstanding at June 30, 2026 and December 31, 2025, redemption value: $7,966,000, liquidation value: $1,760,000 at June 30, 2026	1,723	1,723
Stockholders’ equity (deficit):
Undesignated stock, $0.01 par value; 20,000,000 shares authorized at June 30, 2026 and December 31, 2025 20,000,000 shares designated at June 30, 2026 and December 31, 2025, respectively	—	—
Series A 12% convertible preferred stock; 1,742,500 shares authorized, 1,185,000 and 1,210,000 issued and outstanding at June 30, 2026 and December 31, 2025, respectively, liquidation value $1,185,000 at June 30, 2026	480	490
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2026 and December 31, 2025, 66,311,910 and 65,201,995 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	66	65
Additional paid-in capital	307,667	304,073
Accumulated deficit	(446,788)	(432,546)
Total stockholders’ deficit	(138,575)	(127,918)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$14,826	$19,532

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)		(in thousands, except per share data)
Operating expenses:
Research and development	$2,135	$3,261	$4,366	$9,746
General and administrative	1,847	1,364	3,693	2,776
Total operating expenses	3,982	4,625	8,059	12,522
Total operating loss	(3,982)	(4,625)	(8,059)	(12,522)
Other income (expense):
Interest income	28	26	65	61
Interest expense	(2,004)	(1,826)	(3,992)	(3,570)
Change in fair value of derivative	(3,155)	(1,096)	(2,173)	(1,121)
Total other income (expense)	(5,131)	(2,896)	(6,100)	(4,630)
Net loss	$(9,113)	$(7,521)	$(14,159)	$(17,152)
Preferred stock dividends	(62)	(63)	(83)	(37)
Net loss applicable to common stockholders	$(9,175)	$(7,584)	$(14,242)	$(17,189)
Net loss per common share — basic and diluted	$(0.14)	$(0.12)	$(0.22)	$(0.27)
Weighted average common shares outstanding — basic and diluted	65,875	63,447	65,829	63,326

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,159)	$(17,152)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation expense	1,649	968
Amortization of right to use lease asset	16	12
Non-cash interest expense	314	696
Change in fair value of derivative liabilities	2,173	1,121
Changes in operating assets and liabilities:
Prepaid expenses and other assets	214	428
Accounts payable, accrued expenses and other liabilities	(190)	(3,239)
Accrued interest on convertible debt - related party	3,678	2,875
Net cash from operating activities	(6,305)	(14,291)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible line of credit – related party	—	11,000
Net proceeds from issuance of common stock	1,294	1,218
Net proceeds from exercise of stock options and warrants	560	724
Net cash flows from financing activities	1,854	12,942
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,451)	(1,349)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,720	15,120
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,269	$13,771
NONCASH FINANCING ACTIVITIES:
Payment of preferred stock dividends in common stock	$61	$62
Noncash right to use lease asset	127	61
Common stock purchase warrants issued in connection with related party line of credit	—	235

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (UNAUDITED)
(amounts in thousands except share data)

	Series C Super Dividend Redeemable Convertible Preferred Stock
	Number of Shares	Amount
Balance at December 31, 2024	176	$1,723
Balance at June 30, 2025	176	$1,723
Balance at December 31, 2025	176	$1,723
Balance at June 30, 2026	176	$1,723

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Deficit
Balance at March 31, 2025	1,235,000	$500	63,291,585	$63	$296,631	$(411,177)	$(113,984)
Series A 12% convertible preferred stock dividend						(37)	(37)
Series C super dividend redeemable convertible preferred stock dividend						(26)	(26)
Conversion of Series A convertible preferred to common stock	(25,000)	(10)	4,167		10
Common stock purchase warrants issued in connection with related party line of credit					235		235
Exercise of common stock options			346,606		724		724
Issuance of common stock			417,904		1,218		1,218
Stock-based compensation expense					500		500
Net loss						(7,521)	(7,521)
Balance at June 30, 2025	1,210,000	$490	64,060,262	$63	$299,318	$(418,761)	$(118,890)
Balance at March 31, 2026	1,185,000	$480	65,856,898	$65	$305,108	$(437,613)	$(131,960)
Series A 12% convertible preferred stock dividend						(36)	(36)
Series C super dividend redeemable convertible preferred stock dividend						(26)	(26)
Exercise of common stock options			173,912		303		303
Issuance of common stock			281,100	1	1,293		1,294
Stock-based compensation expense					963		963
Net loss						(9,113)	(9,113)
Balance at June 30, 2026	1,185,000	$480	66,311,910	$66	$307,667	$(446,788)	$(138,575)

See notes to unaudited condensed consolidated financial statements.

Index
GALECTIN THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT — (Continued)
(amounts in thousands except share data)

	Series A 12% Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Deficit
Balance at December 31, 2024	1,235,000	$500	63,157,235	$62	$296,217	$(401,572)	$(104,793)
Series A 12% convertible preferred stock dividend			12,350		15	(15)
Series C super dividend redeemable convertible preferred stock dividend			17,600		22	(22)
Conversion of Series A convertible preferred to common stock	(25,000)	(10)	4,167		10
Common stock purchase warrants issued in connection with related party line of credit					235		235
Exercise of common stock options			346,606		724		724
Issuance of common stock			417,904		1,218		1,218
Stock-based compensation expense			104,400	1	877		878
Net loss						(17,152)	(17,152)
Balance at June 30, 2025	1,210,000	$490	64,060,262	$63	$299,318	$(418,761)	$(118,890)
Balance at December 31, 2025	1,210,000	$490	65,201,995	$65	$304,073	$(432,546)	$(127,918)
Series A 12% convertible preferred stock dividend			11,850		33	(34)	(1)
Series C super dividend redeemable convertible preferred stock dividend			17,600		49	(49)
Conversion of Series A convertible preferred to common stock	(25,000)	(10)	4,368		10
Exercise of common stock options			347,245		560		560
Issuance of common stock			281,100	1	1,293		1,294
Stock-based compensation expense, net of shares forfeited to cover tax withholding			447,752		1,649		1,649
Net loss						(14,159)	(14,159)
Balance at June 30, 2026	1,185,000	$480	66,311,910	$66	$307,667	$(446,788)	$(138,575)

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

The unaudited condensed consolidated financial statements as reported in this Quarterly Report on Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2026 and the results of its operations for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. All adjustments made to the interim financial statements include all those of a normal and recurring nature. Amounts presented in the condensed consolidated balance sheet as of December 31, 2025 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date these financial statements are available to be issued. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2025.

These consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has operated at a loss since its inception and has had no revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2026, the Company had $13.3 million of unrestricted cash and cash equivalents available to fund future operations. As of June 30, 2026, the Company has available borrowings under a line of credit in the amount of $10 million provided by our chairman, Richard Uihlein, (See Note 10). All of the Company’s borrowings and accrued interest under related party debt to its chairman are due to mature on June 30, 2027. The Company believes there is sufficient cash, including availability of the line of credit, to fund currently planned operations through June 2027.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of these financial statements. The ability of the Company to continue as a going concern is dependent on its ability to raise capital; however, the Company’s cash position may not be sufficient to support its daily operations after June 2027.  To meet its future capital needs, the Company intends to raise additional capital through debt or equity financings, collaborations, partnerships or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transactions on acceptable terms or otherwise. The inability of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company was founded in July 2000, was incorporated in the State of Nevada in January 2001 under the name “Pro-Pharmaceuticals, Inc.,” and changed its name to “Galectin Therapeutics Inc.” on May 26, 2011.

2. Accrued Expenses and Other

Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Legal and accounting fees	$109	$68
Accrued compensation	854	1,056
Lease liability	59	22
Accrued research and development costs and other	2,971	3,576
Total	$3,993	$4,722

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

The April 2021 Note had an original maturity date of April 16, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.00 per share at the option of the noteholder. The April 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the six months ended June 30, 2026 and 2025, approximately $108,000 and $107,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The April 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the April 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the April 2021 Note at its inception. The fair value of the contingent interest derivative liability was $420,000 at note inception (April 16, 2021). The amortization of the original $420,000 debt discount of $31,000 was recorded as additional interest expense for the six months ended June 30, 2025. The debt discount was fully amortized at December 31, 2025.

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

The September 2021 Note had an original maturity date of September 17, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $8.64 per share at the option of the noteholder. The September 2021 Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the six months ended June 30, 2026 and 2025, approximately $108,000 and $107,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The September 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the September 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the September Note at its inception. The fair value of the contingent interest derivative liability was $433,000 at note inception (September 17, 2021). The amortization of the original $433,000 debt discount of $54,000 was recorded as additional interest expense for the six months ended June 30, 2025. The debt discount was fully amortized at December 31, 2025.

Index
On December 20, 2021, the second of the two promissory notes under the Loan Agreement was executed and delivered, (the “December 2021 Note”) to evidence the second loan in the principal amount of $10,000,000. The December 2021 Note had an original maturity date of December 20, 2025, is prepayable at the option of the Company in whole or in part at any time and is convertible into the Company’s common stock at a conversion price equal to $5.43 per share at the option of the noteholder. The December Note bears interest at the rate of two percent (2%) per annum, compounded annually with an effective interest rate of approximately 3%. For the six months ended June 30, 2026 and 2025, approximately $108,000 and $107,000, respectively, of interest expense was accrued and included with the principal in the financial statements.

The December 2021 Note also includes a contingent interest component that requires the Company to pay additional interest at a rate of two and one-half percent (2.5%) per quarter (10% per annum) (the “Additional Interest”) beginning on the date of issuance of this Note and ending on the maturity date, provided however, that such payment is only required if and only if the noteholder elects to convert the entire balance of the December 2021 Note into the Company’s common stock on or prior to maturity. As the contingent event is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and accordingly must be bifurcated and recognized as a derivative liability and a debt discount on the December Note at its inception. The fair value of the contingent interest derivative liability was $415,000 at note inception (December 20, 2021). The amortization of the original $415,000 debt discount of $52,000 was recorded as additional interest expense for the six months ended June 30, 2025. The debt discount was fully amortized at December 31, 2025.

The Company’s contractual cash obligations related to the outstanding convertible notes payable is a repayment of the September 2021 Note of the $10,000,000 plus accrued interest on June 30, 2027 and a repayment of the December 2021 Note of the $10,000,000 plus accrued interest on June 30, 2027, unless converted at the option of the noteholder.

4. Fair Value of Financial Instruments

The Company has certain financial assets and liabilities recorded at fair value. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. The carrying amounts reflected in the consolidated balance sheets for cash equivalents, accounts payable and accrued expenses approximate their carrying value due to their short-term nature. There were no level 1 or 2 assets or liabilities at June 30, 2026 or December 31, 2025. See below for Fair Value of Derivatives related to Convertible Notes Payable at June 30, 2026 and December 31, 2025, which are level 3 liabilities.

Level 3 assets and liabilities measured and recorded at fair value on a recurring basis at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Derivative Liability – Contingent Interest April Note	$2,669,000	$1,680,000
Derivative Liability – Contingent Interest September Note	$1,339,000	$924,000
Derivative Liability – Contingent Interest December Note	$2,127,000	$1,358,000

The April Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Stock Price	$4.64	$4.16
Conversion Price of conversion feature	$5.00	$5.00
Term	1.0 year	1.5 years
Risk Free Interest Rate	3.98%	3.48%
Credit Adjusted Discount Rate	13.44%	12.03%
Volatility	92.5%	113%
Dividend Rate	0%	0%

The roll forward of the April Note derivative liability – contingent interest is as follows for the six months ended June 30, 2026 and 2025:

Balance – December 31, 2025	$1,680,000
Fair Value Adjustment	989,000
Balance – June 30, 2026	$2,669,000

Balance – December 31, 2024	$47,000
Fair Value Adjustment	603,000
Balance – June 30, 2025	$650,000

Index
The September Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Stock Price	$4.64	$4.16
Conversion Price of conversion feature	$8.64	$8.64
Term	1.0 year	1.5 years
Risk Free Interest Rate	3.98%	3.48%
Credit Adjusted Discount Rate	13.44%	12.03%
Volatility	92.5%	113%
Dividend Rate	0%	0%

The roll forward of the September Note derivative liability – contingent interest is as follows:

Balance – December 31, 2025	$924,000
Fair Value Adjustment	415,000
Balance – June 30, 2026	$1,339,000

Balance – December 31, 2024	$94,000
Fair Value Adjustment	204,000
Balance – June 30, 2025	$298,000

The December Note derivative liability – contingent interest was valued using a Monte Carlo Geometric Brownian Stock Path Model. The key assumptions used in the model at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Stock Price	$2.79	$4.16
Conversion Price of conversion feature	$5.43	$5.43
Term	1.0 year	1.5 years
Risk Free Interest Rate	3.98%	3.48%
Credit Adjusted Discount Rate	13.44%	12.03%
Volatility	92.5%	113%
Dividend Rate	0%	0%

The roll forward of the December Note derivative liability – contingent interest is as follows:

Balance – December 31, 2025	$1,358,000
Fair Value Adjustment	769,000
Balance – June 30, 2026	$2,127,000

Balance – December 31, 2024	$275,000
Fair Value Adjustment	314,000
Balance – June 30, 2025	$589,000

5. Stock-Based Compensation

Following is the stock-based compensation expense related to common stock options, restricted common stock, common stock warrants and deferred stock units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	in thousands
Research and development	$624	$254	$1,115	$530
General and administrative	339	246	623	436
Total stock-based compensation expense	$963	$500	$1,738	$966

Index
The following table summarizes the stock option activity in the Company’s equity incentive plans, including non-plan grants to Company executives, from December 31, 2025 through June 30, 2026:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2025	6,572,509	$2.27
Granted	1,020,000	3.05
Exercised	(347,245)	1.61
Options forfeited/cancelled	(211,583)	2.72
Outstanding, June 30, 2026	7,033,681	$2.40

As of June 30, 2026, there was $1,560,100 of unrecognized compensation related to 1,089,584 unvested options, which is expected to be recognized over a weighted–average period of approximately 0.7 years. The weighted-average grant date fair value for options granted during the six months ended June 30, 2026 was $2.22. The Company granted 1,020,000 stock options during the six months ended June 30, 2026.

The fair value of all other options granted is determined using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Three Months Ended June 30,	Three Months Ended June 30,
	2026	2025
Risk-free interest rate	3.84%	4.48%
Expected life of the options	5.6 years	5.6 years
Expected volatility of the underlying stock	88%	83%
Expected dividend rate	0%	0%

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

In January 2026, the Company issued 505,000 restricted stock units to its employees valued at $1,535,000 at the date of grant. These restricted stock units will vest 100% on the earlier of entering into a partnership or December 31, 2026. The Company believes that is probable that the vesting condition will be met and is amortizing the restricted stock unit expense ratably in 2026. The amount of expense recorded during the three and six months ended June 30, 2026 was $399,000 and $728,000.

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

Index
6. Common Stock Warrants

The following table summarizes the common stock warrant activity from December 31, 2025 through June 30, 2026:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2025	4,172,144	$5.93
Granted	—	—
Exercised	—	—
Forfeited/cancelled	(2,622,144)	7.00
Outstanding, June 30, 2026	1,550,000	$4.13

The weighted average expiration of the warrants outstanding as of June 30, 2026 is 3.3 years.

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

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	June 30, 2026	June 30, 2025
	(shares)	(shares)
Warrants to purchase shares of common stock	1,550,000	9,704,430
Options to purchase shares of common stock	7,033,681	7,541,818
Restricted stock units	518,158	496,520
Shares of common stock issuable upon conversion of convertible notes payable – related party	7,937,397	7,327,374
Shares of common stock issuable upon conversion of convertible line of credit – related party	34,191,381	29,621,834
Shares of common stock issuable upon conversion of preferred stock	490,840	495,007
	51,721,456	55,186,983

8. Common Stock

2020 At Market Issuance of Common Stock

On May 11, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40.0 million from time to time through the sales agent. Sales of the Company’s common stock through the sales agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the sales agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the sales agent under the 2020 At Market Agreement. During the quarters ended June 30, 2026 and 2025, the Company issued 281,100 and 419,904 shares of common stock under the 2020 At Market Agreement, respectively, for net proceeds of approximately $1,294,000 and $1,218,000, respectively.

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

Credit Facility Terms

Facility	Agreement Date	Commitment		Draw Period	Current Maturity (after Dec. 2025 extension)	Conversion Floor Price	Warrants Authorized	Warrant Expiration
Original Line of Credit	July 25, 2022	$60.0	M	Through July 31, 2024	June 30, 2027	$3.00/share	1,700,000 shares	July 31, 2029
Supplemental LOC (2024)	March 29, 2024	$10.0	M	Through March 31, 2025	June 30, 2027	$3.00/share	200,000 shares	July 31, 2029
November 2024 Supplemental LOC	November 14, 2024	$6.0	M	Through May 31, 2025 (as amended)	June 30, 2027	$3.00/share	120,000 shares	July 31, 2029
March 2025 Supplemental LOC	March 31, 2025	$5.0	M	Through September 30, 2025	June 30, 2027	$3.00/share	100,000 shares	July 31, 2029
July 2025 Supplemental LOC	July 8, 2025	$10.0	M	Through April 30, 2026	June 30, 2027	$3.00/share	200,000 shares	Not stated
December 2025 Supplemental LOC	December 19, 2025	$10.0	M	Through January 31, 2027	June 30, 2027	$4.38/share	200,000 shares	Not stated

Index
All maturity dates were originally Jan 31, 2026 (or later for newer facilities), extended to Sept 30, 2026 under the July 2025 agreement, and then further extended to June 30, 2027 under the December 2025 agreement. The December 2025 Supplemental LOC had not yet been drawn upon as of June 30, 2026.

Promissory Note Draws

Draw Date	Facility	Principal		Stated Rate (AFR + 2%)	Effective Rate	Conversion Price	Accrued Interest June 30, 2026	Accrued Interest December 31, 2025
Dec 19, 2022	Original LOC	$10.0	M	6.46%	~7.1%	$3.00	$2,556,000	$2,158,000
Mar 31, 2023	Original LOC	$10.0	M	6.41%	~7.1%	$3.00	$2,309,000	$1,922,000
Jun 30, 2023	Original LOC	$10.0	M	6.34%	~7.1%	$3.00	$2,089,000	$1,713,000
Dec 29, 2023	Original LOC	$10.0	M	7.13%	~7.5%	$3.00	$1,950,000	$1,532,000
Mar 29, 2024	Original LOC	$10.0	M	6.62%	~7.1%	$3.00	$1,606,000	$1,229,000
Jun 28, 2024	Original LOC	$10.0	M	7.01%	~7.4%	$3.00	$1,505,000	$1,110,000
Sep 30, 2024	Supplemental LOC (2024)	$10.0	M	6.48%	~6.4%	$3.00	$1,197,000	$841,000
Apr 30, 2025	Nov 2024 Supplemental LOC	$6.0	M	6.13%	~6.4%	$3.00	$441,000	$248,000
Jun 30, 2025	Mar 2025 Supplemental LOC	$5.0	M	5.93%	~6.4%	$3.00	$305,000	$150,000
Dec 31, 2025	Jul 2025 Supplemental LOC	$10.0	M	5.6%	~5.9%	$4.05	$283,000	—

Warrants Issued

Issuance Date	Related Draw	Shares	Exercise Price	Grant-Date Fair Value	Expected Life		Volatility	Risk-Free Rate
Jul 25, 2022	At closing (Original LOC)	500,000	$5.00	$738,000	7.00	yrs	92%	3.19%
Dec 19, 2022	Original LOC draw	200,000	$3.00	$160,780	7.00	yrs	91%	4.06%
Mar 31, 2023	Original LOC draw	200,000	$3.26	$296,680	6.33	yrs	88%	3.94%
Jun 30, 2023	Original LOC draw	200,000	$3.00	$179,920	6.08	yrs	85%	3.59%
Dec 29, 2023	Original LOC draw	200,000	$3.00	$193,745	5.70	yrs	79%	4.49%
Mar 29, 2024	Original LOC draw	200,000	$3.59	$277,389	5.33	yrs	75%	4.19%
Jun 28, 2024	Original LOC draw	200,000	$3.39	$260,000	5.03	yrs	77%	4.29%
Sep 30, 2024	Supplemental LOC (2024) draw	200,000	$4.13	$307,780	4.83	yrs	78%	3.58%
Apr 30, 2025	Nov 2024 Supplemental LOC draw	120,000	$3.00	$80,040	4.25	yrs	84%	3.65%
Jun 30, 2025	Mar 2025 Supplemental LOC draw	100,000	$3.00	$132,000	4.08	yrs	86%	3.75%
Dec 31, 2025	Jul 2025 Supplemental LOC draw	200,000	$4.05	$454,000	3.58	yrs	92%	3.55%

Index
All valuations assume zero dividends. Warrants for unfunded future borrowings will be valued when the related borrowings occur.

Related Amortization Expense (recorded as interest expense)

		Six Months Ended
		June 30,
Warrant Tranche	Amortization Period (current)	2026	2025
Jul 2022 closing warrants (deferred financing cost)	Jul 25, 2022 – Jun 30, 2027	$24,000	$104,000
Dec 2022 draw warrants	Dec 19, 2022 – Jun 30, 2027	$6,000	$26,000
Mar 2023 draw warrants	Mar 31, 2023 – Jun 30, 2027	$12,000	$52,000
Jun 2023 draw warrants	Jun 30, 2023 – Jun 30, 2027	$8,000	$35,000
Dec 2023 draw warrants	Dec 29, 2023 – Jun 30, 2027	$11,000	$47,000
Mar 2024 draw warrants	Mar 29, 2024 – Jun 30, 2027	$17,000	$76,000
Jun 2024 draw warrants	Jun 28, 2024 – Jun 30, 2027	$19,000	$82,000
Sep 2024 draw warrants	Oct 1, 2024 – Jun 30, 2027	$27,000	$116,000
Apr 2025 draw warrants	Apr 30, 2025 – Jun 30, 2027	$12,000	$19,000
Jun 2025 draw warrants	Jun 30, 2025 – Jun 30, 2027	$26,000	—
Dec 2025 draw warrants	Dec 31, 2025 – Jun 30, 2027	$151,000	—
Total		$313,000	$557,000

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the six month periods ended June 30, 2026 and 2025 (in thousands).

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Operating expenses:
Research and development	$4,366	$9,746
General and administrative	3,693	2,776
Total operating expenses	8,059	12,522
Total operating loss	(8,059)	(12,522)
Other income (expense):
Interest income	64	62
Interest expense	(3,992)	(3,570)
Change in fair value of derivatives	(2,172)	(1,122)
Total other expense	(6,100)	(4,630)
Net loss	$(14,159)	$(17,152)
Preferred stock dividends	(83)	(37)
Net loss applicable to common stockholders	$(14,242)	$(17,189)

Other segment items included in segment loss includes interest income and interest expense.

The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the six month periods ended June 30, 2026 and 2025, the net cash used in operating activities was $6.3 million and $14.3 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM as of June 30, 2026 and December 31, 2025 (in thousands).

	June 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$13,269	$17,720

11. Commitments and Contingencies

Other Legal Proceedings

The Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is probable, and the related damages are estimable. There are no significant pending legal proceedings.

Clinical Trial and Research Commitments

The Company has entered into agreements with contractors for research and development activities to further its product candidates. The contracts generally may be canceled at any time by providing thirty days’ notice. The Company is involved in a dispute with a contract vendor for clinical trial management services. The Company has accrued its estimate of the amount owed to the contract vendor at June 30, 2026 and December 31, 2025.

Index
12. Leases

The Company has one operating lease for its office space which was amended effective May 1, 2026 for a term of 24 months with no residual value guarantees or material restrictive covenants. The amended lease may be terminated by the Company effective April 30, 2027 or October 31, 2027 and continues the security deposit of $6,000. In addition to base rental payments included in the contractual obligations table above, the Company is responsible for our pro-rata share of the operating expenses for the building. Our lease cost for the three months ended June 30, 2026 and 2025 was approximately $17,000 and $13,000, respectively, and is included in general and administrative expenses. Our lease cost for the six months ended June 30, 2026 and 2025 was approximately $33,000 and $28,000, respectively, and is included in general and administrative expenses.

As of June 30, 2026, the right to use lease asset consisted of $118,000 and is included in other assets. Also, at June 30, 2026, current lease liability of $59,000 is included in accrued expenses and the long term lease liability of $59,000 is included in other noncurrent liabilities.

Maturity of operating lease as of June 30, 2026 in thousands:

2026	35
2027	74
2028	26
Total	135
Less imputed interest	17
Present value of lease liability	$118

The discount rate used in calculating the present value of the lease payments was 14%.

13. Galectin Sciences LLC

In January 2014, we created Galectin Sciences, LLC (the “LLC” or “Investee”), a collaborative joint venture co-owned by SBH Sciences, Inc. (“SBH”), to research and develop small organic molecule inhibitors of galectin-3 for oral administration. The LLC was initially capitalized with a $400,000 cash investment to fund future research and development activities, which was provided by the Company, and specific in-process research and development (“IPR&D”) contributed by SBH. The estimated fair value of the IPR&D contributed by SBH, on the date of contribution, was $400,000. Initially, the Company and SBH each had a 50% equity ownership interest in the LLC, with neither party having control over the LLC. Accordingly, from inception through the fourth quarter of 2014, the Company accounted for its investment in the LLC using the equity method of accounting. Under the equity method of accounting, the Company’s investment was initially recorded at cost with subsequent adjustments to the carrying value to recognize additional investments in or distributions from the Investee, as well as the Company’s share of the Investee’s earnings, losses and/or changes in capital. The estimated fair value of the IPR&D contributed to the LLC was immediately expensed upon contribution as there was no alternative future use available at the point of contribution. The operating agreement provides that if either party does not desire to contribute its equal share of funding required after the initial capitalization, then the other party, providing all of the funding, will have its ownership share increased in proportion to the total amount contributed from inception. In the fourth quarter of 2014, after the LLC had expended the $400,000 in cash, SBH decided not to contribute its share of the funding required. Cumulatively as of June 30, 2026, the Company has contributed a total of $4,221,000, including $33,000 and $36,000 for the six months ended June 30, 2026 and 2025, respectively, for expenses of the LLC. Since the end of 2014, SBH has contributed $711,000 for expenses in the LLC. As of June 30, 2026, the Company’s ownership percentage in the LLC was 85.6%. The Company accounts for the interest in the LLC as a consolidated, less than wholly owned subsidiary. Because the LLC’s equity is immaterial, the value of the non-controlling interest is also deemed to be immaterial.

14. Subsequent Event

On July 31, 2026, Richard E. Uihlein elected to convert all of the principal and accrued interest relating to the Convertible Line of Credit and Supplemental Lines of Credit into common stock pursuant to the terms of those lines of credit (See Note 9).  As a result on July 31, 2026, the Company issued a total of 34,376,167 shares of its common stock to Mr. Uihlein to extinguish the total principal of $91,000,000 and accrued interest of $14,806,981.

Index
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined under Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created therein for forward-looking statements. Such statements include, but are not limited to, statements concerning our anticipated operating results, research and development, clinical trials, regulatory proceedings, and financial resources, and can be identified by use of words such as, for example, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and “would,” “should,” “could” or “may.” All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding: plans and expectations regarding clinical trials; plans and expectations regarding regulatory approvals; our strategy and expectations for clinical development and commercialization of our products; potential strategic partnerships; expectations regarding the effectiveness of our products; plans for research and development and related costs; statements about accounting assumptions and estimates; expectations regarding liquidity and the sufficiency of cash to fund currently planned operations through June 2027; our commitments and contingencies; and our market risk exposure. Forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Galectin Therapeutics operates, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties are related to and include, without limitation,

•
our early stage of development,

•
our dependence on Mr. Uihlein for financing;

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

The Company submitted a Type C meeting request in the first quarter of 2026. Subsequently, FDA granted an in-person Type C meeting which was held in the second quarter of 2026.   The Company reached agreement with FDA on the primary endpoint and regulatory path forward for the potential full approval of belapectin for patients with MASH cirrhosis and portal hypertension.   The Company plans to file a Phase 3 protocol with the FDA in the third quarter of 2026 and is actively exploring strategic and financial partnership opportunities to support the continued development and commercialization of belapectin.

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

Index
Results of Operations

Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

Research and Development Expense.

Research and Development Expense.

	Three Months Ended		Six Months Ended		2026 as Compared to 2025
	June 30,		June 30,		Three Months		Six Months
	2026	2025	2026	2025	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$2,135	$3,261	$4,366	$9,746	$(1,126)	(34)%	(5,380)	(55)%

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

Our research and development expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Direct external expenses:		(in thousands)

Clinical programs	$934	$1,639	$1,736	$6,173
Pre-clinical activities	19	129	159	537
All other research and development expenses	1,182	1,493	2,471	3,036
	$2,135	$3,261	$4,366	$9,746

Clinical activities decreased primarily due to timing of incurrence of expenditures related to our NAVIGATE clinical trial which ended in the first quarter of 2025. Pre-clinical activities decreased due to decrease in work in those areas. All other research and development expenses decreased primarily due to fewer employees in 2026 than in 2025.

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

Index
General and Administrative Expense.

	Three Months		Six Months		2026 as Compared to 2025
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2026	2025	2026	2025	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
General and administrative	$1,847	$1,364	$3,693	$2,776	$483	35%	$917	33%

General and administrative expenses consist primarily of salaries including stock-based compensation, legal and accounting fees, insurance, investor relations, business development and other office related expenses. The primary reasons for the increase in general and administrative expenses for the three and six month periods ended June 30, 2026 as compared to the same periods in 2025 are due to increases in non-cash stock-based compensation expenses of approximately $463,000 and $680,000, respectively.

Other Income and Expense

During the six months ended June 30, 2026, other income and expense consisted of $65,000 of interest income offset by interest expense and amortization of debt discounts on convertible notes payable and convertible line of credit of $3,992,000 and change in fair value of derivatives of $2,173,000.

During the year ended June 30, 2025, other income and expense consisted of $61,000 of interest income offset by interest expense and amortization of debt discounts on convertible notes payable and convertible line of credit of $3,570,000 and change in fair value of derivatives of $1,121,000.

Liquidity and Capital Resources

Since our inception on July 10, 2000, we have financed our operations from proceeds of public and private offerings of debt and equity. As of June 30, 2026, we raised a net total of $342 million from these offerings. At June 30, 2026, the Company had $13.3 million of unrestricted cash and cash equivalents in addition to $10 million remaining available under a line of credit provided by our chairman available to fund future operations. The Company believes there is sufficient cash to fund currently planned operations through June 2027.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the issuance date of this Form 10-Q. The ability of the Company to continue as a going concern is likely dependent on its ability to raise capital; however, the Company’s cash position may not be sufficient to support its daily operations after June 2027.  We will require more cash to fund our operations after June 2027. There can be no assurance that we will be successful in obtaining such new financing or, if available, that such financing will be on terms favorable to us.

Net cash used in operations decreased by $7,986,000 to $6,305,000 for the six months ended June 30, 2026, as compared to $14,291,000 for the six months ended June 30, 2025. Cash operating expenses decreased principally due to the completion of our NAVIGATE clinical trial with belapectin in 2025.

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

Index
Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) and concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts related to the material weakness described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.
Legal Proceedings

None.

Item 1A.
Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially impact our business, financial condition or future results.

Index
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in a Current Report on Form 8-K filed on August 4, 2026, on July 31, 2026, the Company issued 34,376,167 shares of its common stock, par value $0.001 per share, to Richard E. Uihlein, the Company’s Chairman of the Board and largest stockholder, upon the conversion of all outstanding convertible promissory notes (the "Notes") issued to Mr. Uihlein under the following line of credit facilities:

(i) the Line of Credit Letter Agreement dated July 25, 2022 (providing for a $60,000,000 credit facility);
(ii) the Supplemental Line of Credit Agreement dated March 29, 2024 (providing for a $10,000,000 supplemental credit facility);
(iii) the November 2024 Supplemental Line of Credit Agreement dated November 14, 2024 (providing for a $6,000,000 supplemental credit facility);
(iv) the March 2025 Supplemental Line of Credit Agreement dated March 31, 2025 (providing for a $5,000,000 supplemental credit facility); and
(v) the July 2025 Supplemental Line of Credit Agreement dated July 8, 2025 (providing for a $10,000,000 supplemental credit facility).

The Company and Mr. Uihlein are also parties to a December 2025 Supplemental Line of Credit Agreement dated December 19, 2025 (providing for an additional $10,000,000 supplemental credit facility); however, no amounts have been drawn under that facility and no convertible promissory notes have been issued thereunder. The December 2025 Supplemental Line of Credit Agreement remains outstanding, undrawn, and available to the Company in accordance with its terms, and is not affected by the conversion.

The conversion resulted in the elimination of $91.0 million in aggregate principal and approximately $14.8 million in aggregate accrued interest (approximately $105.8 million in total) in exchange for the issuance of 34,376,167 shares of Common Stock. Each Note was converted at the conversion price specified therein, which was not less than the closing price of the Common Stock on The Nasdaq Capital Market on the date such Note was issued, subject to a $3.00 per share floor price. The blended average conversion price across all Notes was approximately $3.07 per share.

The issuance of the shares of Common Stock upon conversion was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 3(a)(9) thereof, as the shares were issued in exchange for outstanding securities of the Company (the Notes) exclusively with existing security holders of the Company, and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Following the conversion, the Company has approximately 100,849,644 shares of Common Stock and 197,500 of Series A Voting Preferred Stock outstanding. Mr. Uihlein beneficially owns approximately 44.3% of the outstanding voting power on an actual basis and approximately 49.3% of the outstanding voting power (calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and including shares issuable upon exercise of outstanding warrants held by Mr. Uihlein).

The shares of Common Stock issued to Mr. Uihlein have not been registered under the Securities Act and are subject to restrictions on resale. The Company and Mr. Uihlein agreed that any registration rights with respect to the 34,376,167 shares issued remain in full force and effect in accordance with the terms of the credit facilities, and further agreed that the Company’s obligation to file a registration statement (or a post-effective amendment or supplement to an existing registration statement) with the Securities and Exchange Commission registering the resale of the 34,376,167 shares shall not arise until Mr. Uihlein delivers written notice to the Company requesting the filing of such registration statement (the “Registration Request Notice”). Upon receipt of the Registration Request Notice, the Company shall file the registration statement within 180 days of the date of such notice and shall use commercially reasonable efforts to cause such registration statement to become effective as promptly as practicable thereafter.

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

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2026.

GALECTIN THERAPEUTICS INC.

By:	/s/ Joel Lewis
Name:	Joel Lewis
Title:	Chief Executive Officer and President
(principal executive officer)

By:	/s/ Jack W. Callicutt
Name:	Jack W. Callicutt
Title:	Chief Financial Officer
(principal financial and accounting officer)